Form 10-Q
period 1998-06-30
MARINEMAX INC
filed 1998-08-13
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                           Commission File No. 1-14173

                                 MARINEMAX, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                      59-3496957
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

18167 U.S. 19 NORTH, SUITE 499
Clearwater, Florida                                               33764
 (Address of principal executive offices)                       (ZIP Code)

                                  813-531-1700
              (Registrant's telephone number, including area code)

     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X                  No


The number of outstanding shares of the registrant's Common Stock on July 31, 1998 was 14,335,776

                                 MARINEMAX, INC.



                                Table of Contents


Item No.                                                                           Page
--------                                                                           ----
PART I  FINANCIAL INFORMATION
1.  Financial Statements (unaudited):
          Condensed Consolidated Results of Operations
            For the Three and Nine Month Periods Ended
            June 30, 1998 and 1997...............................................    3
          Condensed Consolidated Balance Sheets as of
            June 30, 1998 and September 30, 1997.................................    4
          Condensed Consolidated Statements of Cash Flows
            For the Nine Month Periods Ended June 30, 1998 and June 30, 1997 ....    5
          Notes to Condensed Consolidated Financial Statements...................    7

    2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition...............................................   10

PART II  OTHER INFORMATION
    1.  Legal Proceedings........................................................   14
    2.  Use of Proceeds..........................................................   14
    3.  Defaults Upon Senior Securities..........................................   14
    4.  Submission of Matters to Vote of Security Holders........................   14
    5.  Other Information........................................................   14
    6.  Exhibits and Reports on Form 8-K.........................................   14
Signatures.......................................................................   15




Item 1. Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
                                   (Unaudited)



                                                     For the Three Month Period                For the Nine Month Period
                                                           Ended June 30,                             Ended June 30,
                                                      1997                1998                 1997                  1998
                                                      ----                ----                 ----                  ----
REVENUE                                         $  62,082,857        $  84,827,564        $ 149,861,403         $ 188,337,443

COST OF SALES                                      46,402,108           64,397,268          114,933,485           144,835,423
                                                -------------        -------------        -------------         -------------

         Gross profit                              15,680,749           20,430,296           34,927,918            43,502,020

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         8,663,314           11,385,909           28,738,692            35,418,061
NON RECURRING SETTLEMENT OBLIGATION
    (Note 3)                                               --                   --                   --            15,000,000
                                                -------------        -------------        -------------         -------------

         Income (loss) from operations              7,017,435            9,044,387            6,189,226            (6,916,041)
INTEREST EXPENSE, net                                 633,796            1,137,586            1,158,754             2,137,748
                                                -------------        -------------        -------------         -------------

NET INCOME (LOSS) BEFORE
    INCOME TAXES                                    6,383,639            7,906,801            5,030,472            (9,053,789)

INCOME TAX (BENEFIT) PROVISION                        651,157            3,163,049              166,313            (1,417,813)
                                                -------------        -------------        -------------         -------------

NET INCOME (LOSS) (Note 3)                      $   5,732,482        $   4,743,752        $   4,864,159         $  (7,635,976)
                                                =============        =============        =============         =============

BASIC AND DILUTED NET
    INCOME (LOSS) PER
    COMMON SHARE (Note 3):                      $        0.73        $        0.45        $        0.60         $       (0.86)
                                                =============        =============        =============         =============
SHARES USED IN COMPUTING
    NET INCOME (LOSS) PER
    COMMON SHARE:
              Basic                                 7,799,844           10,603,545            8,063,893             8,894,325
                                                =============        =============        =============         =============
              Diluted                               7,799,844           10,613,702            8,063,893             8,897,795
                                                =============        =============        =============         =============

PRO FORMA DATA:
Pro forma income tax (benefit) provision            1,903,496                                 1,845,876            (2,203,702)
                                                -------------                             -------------         -------------
Pro forma net income (loss)                     $   3,828,986                             $   3,018,283         $  (5,432,274)
                                                =============                             =============         =============

Pro forma basic and diluted net income
    (loss) per share (Note 3)                           $0.49                                     $0.37                $(0.61)
                                                =============                             =============         =============

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets





                                                   September 30,        June 30,
                                                       1997               1998
                                                       ----               ----
                                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $ 11,014,090        $ 15,477,710
     Accounts receivable, net                        6,779,176          11,993,465
     Due from related parties                          585,913                  --
     Inventories                                    50,404,178          60,368,520
     Prepaids and other current assets                 530,024           1,521,244
     Deferred tax asset                                529,212           2,679,175
                                                  ------------        ------------
         Total current assets                       69,842,593          92,040,114

PROPERTY AND EQUIPMENT, net                          5,389,397          17,331,730
DUE FROM RELATED PARTY                                  54,719                  --
GOODWILL AND OTHER ASSETS                               86,023           5,146,565
                                                  ------------        ------------
         Total assets                             $ 75,372,732        $114,518,409
                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $  6,080,006        $  7,095,702
     Customer deposits                               3,395,914           5,826,247
     Accrued expenses                                4,195,239           7,598,386
     Floor plan notes payable                       26,152,099           3,460,636
     Short-term borrowings                           2,711,677          12,398,584
     Settlement payable                                     --          15,000,000
     Current maturities of long-term debt              973,269              28,944
     Due to related parties                          5,555,540           2,846,676
                                                  ------------        ------------
         Total current liabilities                  49,063,744          54,255,175

LONG-TERM DEBT, net of current maturities            5,981,487           4,382,363
DEFERRED TAX LIABILITY                                      --           1,273,357
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock                                             7,800              13,200
Additional paid-in capital                                  --          52,113,669
Retained earnings                                   20,319,701           2,480,645
                                                  ------------        ------------
Total stockholders' equity                          20,327,501          54,607,514
                                                  ------------        ------------
Total liabilities and stockholders' equity        $ 75,372,732        $114,518,409
                                                  ============        ============

See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Nine Month Periods Ended
                                   (Unaudited)




                                                                                June 30,                 June 30,
                                                                                 1997                      1998
                                                                                 ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss) ............................................           $4,864,159               $(7,635,976)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
         Depreciation and amortization ............................              571,244                   731,587
         Deferred income tax (provision) benefit ..................              666,581                  (876,606)
         Loss (gain) on sale of property and equipment ............                    -                    43,147
           (Increase) decrease in --
              Accounts receivable .................................           (2,507,270)               (4,319,528)
              Due from related parties ............................           (1,484,910)                  640,632
              Inventories .........................................           (9,361,861)               (1,962,384)
              Prepaids and other assets ...........................              485,405                  (678,277)
          (Decrease) increase in --
             Accounts payable .....................................            4,567,821                   (68,186)
             Customer deposits ....................................            1,370,402                 2,335,978
             Accrued expenses and other liabilities ...............             (605,363)                2,752,931
             Floor plan notes payable .............................            8,109,339               (29,786,085)
             Settlement payable ...................................                    -                15,000,000
                                                                              ----------               -----------
                 Net cash provided by (used in) operating activities           6,675,547               (23,822,767)
                                                                              ----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ..........................           (1,369,537)               (1,779,002)
     Proceeds from sale of property and equipment .................                    -                    84,000
     Cash acquired in purchase of business ........................                    -                   496,659
                                                                              ----------               -----------
                  Net cash used in investing activities ...........           (1,369,537)               (1,198,343)
                                                                              ----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of offering
       expenses and underwriting commissions ......................                    -                38,308,582
     Net borrowings (repayments) on notes payable to
         related parties ..........................................             (342,079)               (3,165,106)
     Borrowings on long-term debt .................................            1,142,758                         -
     Repayments on long-term debt .................................           (1,435,347)               (6,650,877)
     Net borrowings (repayments) on short-term borrowings .........            2,025,758                 9,405,995
     Distributions to stockholders ................................           (5,056,152)               (8,413,864)
                                                                              ----------               -----------
     Net cash (used in) provided by
                    financing activities ..........................           (3,665,062)               29,484,730
                                                                              ----------               -----------
NET INCREASE (DECREASE) IN CASH AND                                            1,640,948
     CASH EQUIVALENTS:                                                                                   4,463,620
CASH AND CASH EQUIVALENTS, beginning of period ....................            6,149,772                11,014,090
                                                                              ----------               -----------
CASH AND CASH EQUIVALENTS, end of period ..........................           $7,790,720               $15,477,710
                                                                              ==========               ===========

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Nine Month Periods Ended
                                   (Unaudited)
                                   (Continued)



                                                                            June 30,           June 30,
                                                                              1997               1998
                                                                              ----               ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
     Cash paid for
          Interest . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,551,129        $ 2,245,078
          Income taxes  . . . . . . . . . . . . . . . . . . . . .         $    17,100                 --
SUPPLEMENTAL DISCLOSURES OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
     Long-term debt issued for redemption of common stock . . . .         $ 6,100,000                 --
     Acquisition of property and equipment, in exchange for
          Common stock . . . . . . . . . . . . . . . . . . . . . .                 --        $10,590,206
     Assumption of long-term debt in conjunction with the
          acquisition of property and equipment . . . . . . . . .                  --        $ 4,107,428

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements




1.   COMPANY BACKGROUND

         MarineMax, Inc. (MarineMax) and subsidiaries (collectively, the Company) are primarily engaged in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories in Arizona, California, Florida, Georgia and Texas.

         MarineMax was formed in January 1998. MarineMax effected a business combination on March 1, 1998 in which it acquired all of the issued and outstanding common stock of Bassett Boat Company of Florida, Gulfwind South, Inc., Gulfwind U.S.A., Inc., 11502 Dumas, Inc. and subsidiaries d/b/a Louis DelHomme Marine, Harrison's Boat Center, Inc., and Harrison's Marine Centers of Arizona, Inc. (collectively, the Merged Companies) and all of the beneficial interests in Bassett Boat Company, Bassett Realty, L.L.C., Gulfwind South Realty, L.L.C., Harrison's Realty, L.L.C. and Harrison's Realty California, L.L.C. (collectively, the Property Companies) in exchange for 9,191,869 shares of the Company's common stock (the Pooling).

         The business combination referred to above has been accounted for under the pooling-of-interests method of accounting. Thus, the accompanying financial statements have been restated to include the accounts and operating results of MarineMax and the Merged Companies for all dates and periods prior to the combination. The Property Companies have been reflected in the accompanying financial statements as of March 1, 1998.


2.   BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Although the September 30,1997 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Registration Statement on Form S-1 (File number 333-47873) as declared effective by the SEC on June 1, 1998.

  The Company believes that the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

  Effective September 30, 1997 the Company changed its fiscal year-end from December 31 to September 30 to coincide more closely with its natural business cycle.

3. INITIAL PUBLIC OFFERING, PRO FORMA RESULTS OF OPERATIONS AND NONRECURRING SETTLEMENT OBLIGATION

         In June 1998, the Company completed its initial public offering ("IPO") of 4,780,569 shares of Common Stock. Of the 4,780,569 shares of common stock sold, the Company sold 3,515,824 shares and certain stockholders sold 1,264,745 shares. Of the 3,515,824 shares the Company sold, 1,654,624 shares were sold at a price per share of $12.50 and 1,861,200 shares were sold to Brunswick Corporation ("Brunswick") for $11.625 per share. The IPO generated net cash proceeds of approximately $38.3 million after deducting underwriting discounts and offering costs to date of approximately $2.6 million.

         In connection with the Pooling, the applicable merged companies terminated their S corporation status and recorded a deferred income tax charge and a corresponding net deferred tax liability of approximately $1,680,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. The Company has

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements




presented pro forma income tax disclosure as if the Company and subsidiaries were C corporations for the nine month period ended June 30, 1998 and the three and nine month periods ended June 30, 1997.

         The Non Recurring Settlement Obligation for the nine month period ended June 30, 1998 was attributable to the $15.0 million obligation under the Settlement Agreement the Company entered into with Brunswick Corporation as outlined in the Company's Registration Statement on Form S-1 (Commission File number 333- 47873).

         A portion of the proceeds from the IPO was used to repay the Company's outstanding indebtedness. The Company expects to use the balance of the proceeds for business acquisitions, working capital, general corporate purposes, and payment of the remaining balance of offering expenses.

4.   DEBT:

         On April 7, 1998, the Company executed an agreement for a new working capital line of credit with a financial institution under which the Company refinanced substantially all of its outstanding floor plan notes payable. The maximum available borrowings under the new working capital line of credit are $105 million. The new working capital line of credit bears interest at LIBOR plus 125 basis points, and has a three-year term.


5.   ACQUISITIONS
         On April 30, 1998, the Company acquired all of the issued and outstanding Common Stock of Stovall Marine, Inc. (Stovall) (a Georgia corporation) in exchange for 492,306 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $5.2 million of goodwill, representing the excess purchase price over the estimated fair value of net assets acquired. The goodwill is being amortized over 40 years.

         On July 7, 1998, the Company acquired Cochran's Marine, Inc., C & N Marine, C & N Realty LLC, Walker Marina Realty, LLC, Marina Drive Realty I, LLC, and Marina Drive Realty II, LLC (collectively, Cochran's) in a stock-for-stock merger by issuing 723,386 shares of its Common Stock in exchange for all the stock and membership interests of Cochran's. The four LLC's own three retail facilities (including a marina) and a storage building utilized in Cochran's operations. The acquisition has been accounted for under the pooling-of-interests method of accounting.

         On July 30, 1998, the Company acquired Sea Ray of North Carolina (f.k.a. Skipper Bud's of North Carolina) in a stock-for-stock merger by issuing 412,390 shares of its Common Stock for all the stock of Sea Ray of North Carolina. The acquisition has been accounted for under the pooling-of-interests method of accounting.

The table below presents the Company's Supplementary Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1997 and 1998, respectively, as if Cochran's and Sea Ray of North Carolina were included as a part of the Company historically.

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements






                                                   For the Three Month                  For the Nine Month Periods
                                                  Periods Ended June 30,                      Ended June 30,
                                                 1997               1998                1997                1998
                                                 ----               ----                ----                ----
REVENUE                                       79,250,717         105,156,392         172,109,205         217,293,722
                                              ==========         ===========         ===========         ===========
NET INCOME (LOSS)                              7,408,605           6,663,459           5,789,874          (6,363,323)
                                              ==========         ===========         ===========         ===========
BASIC AND DILUTED NET INCOME
  (LOSS) PER COMMON SHARE:                         $0.84               $0.57               $0.65              $(0.64)
                                              ==========         ===========         ===========         ===========
SHARES USED IN COMPUTING NET
  INCOME (LOSS) PER COMMON
  SHARE:
              Basic                            8,815,620          11,619,321           8,875,740           9,910,101
                                              ==========         ===========         ===========         ===========
              Diluted                          8,815,620          11,629,478           8,875,740           9,913,486
                                              ==========         ===========         ===========         ===========
PRO FORMA DATA:
Pro forma income tax
  (benefit) provision                          2,431,148             584,554           2,109,653          (1,875,036)
                                              ----------         -----------         -----------         -----------
Pro forma net income (loss)                    4,977,457           6,078,905           3,680,221          (4,488,287)
                                              ==========         ===========         ===========         ===========
Pro forma basic and diluted
  net income (loss) per share                      $0.56               $0.52               $0.41              $(0.45)
                                              ==========         ===========         ===========         ===========




6.   NEW ACCOUNTING PRONOUNCEMENTS

         During June 1996 and June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS 131), respectively. The major provisions of these statements and their impact on the Company are discussed below.

         SFAS 130, effective for fiscal years beginning after December 15, 1997, requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement is not anticipated to have any impact on the Company as the Company currently does not enter into any transactions that result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

         SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's management does not believe this statement will have any impact on its consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-1 (Registration number 333-47873) as declared effective by the SEC on June 1, 1998. These factors include, the Company's brief combined operating history and its ability to identify and acquire suitable acquisition candidates, to integrate acquired companies into its operations, to implement internal control and management financial and operational reporting systems, and to manage risks associated with opening new retail locations and offering new products.

GENERAL

         The following discussion and analysis relates to the Company prior to its July 7, 1998 acquisition of Cochran's and its July 30, 1998 acquisition of Sea Ray of North Carolina. Cochran's operates five retail locations in Minnesota. Sea Ray of North Carolina operates one retail location in North Carolina.

         The Company is the largest recreational boat retailer in the United States. Through 28 retail locations in five states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts, provides boat repair and maintenance services, and offers boat brokerage services. The Company was formed in January 1998 and merged with five recreational boat retailers on March 1, 1998 and an additional recreational boat retailer on April 30, 1998 (the "Merged Companies"). The Merged Companies had an average operating history of 21 years under the ownership existing at the time of the Mergers. Each of the Merged Companies historically operated with a calendar year end, but adopted the September 30 year end of MarineMax upon completion of the Mergers. The September 30 year end more closely conforms to the natural business cycle of the Company. The following discussion compares the three month period ended June 30, 1998 to the three month period ended June 30,1997, and the nine month period ended June 30, 1998 to the nine month period ended June 30,1997.

         The Company derives its revenue from (i) selling new and used recreational boats and related marine products; (ii) arranging financing, insurance, and extended warranty products; (iii) providing boat repair and maintenance services; and (iv) offering boat brokerage services. Revenue from boat or related marine product sales, boat repair and maintenance services, and boat brokerage services is recognized at the time the product is delivered to the customer or the service is completed. Revenue earned by the Company for arranging financing, insurance, and extended warranty products is recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized. Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional parts or consumables used in providing maintenance, repair, and rigging services.

         The Merged Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Merged Companies include compensation to employee-stockholders totaling approximately $300,000, $1.4 million, $5.4 million and $7.0 million for the three month and nine month periods ended June 30, 1998 and 1997, respectively. As a result of the varying practices regarding compensation to employee-stockholders among the Merged Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

         For the three and nine month periods ended June 30, 1997 and a portion of the nine month period ended June 30, 1998, MarineMax was a private company, comprised of, for the most part, S corporations for income tax purposes. Accordingly the tax liability of the Company was passed though to its shareholders, resulting in very little recorded income tax expense, reflecting primarily pretax earnings as net income. The planned addition of public company related expenses, partially offset by contractually reduced levels of compensation for certain members of management, make the three and nine month net income comparison less meaningful. When the companies merged on March 1, 1998, the respective S corporations terminated their S election and recorded a deferred income tax provision.

         In the March 1998 quarter, the Company recorded a $15,000,000 charge to earnings in relation to a settlement (Settlement Obligation) reached with its primary supplier, Brunswick Corporation (see the Company's Registration Statement on Form S-1 for more details). The condensed consolidated financial statements included with this filing include a pro forma adjustment for income taxes as if the Company was a C corporation from its inception. The condensed consolidated financial statements do not include pro forma adjustments for the effects of contractually reduced compensation levels of certain members of management, the elimination of the $15.0 million Brunswick settlement amount, nor the planned addition of public company expenses.

CONSOLIDATED RESULTS FROM OPERATIONS

Three Month Period Ended June 30, 1998 Compared to Three Month Period Ended June 30, 1997:

         Revenue. Revenue increased $22.7 million, or 36.6%, to $84.8 million for the three month period ended June 30, 1998 from $62.1 million for the three month period ended June 30, 1997. Of this increase, $15.9 million was attributable to 28.4% growth in comparable stores sales in 1998 and $6.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales for the three month period ended June 30, 1998 resulted primarily from implementation of the MarineMax Value-Price sales approach (which the Company believes has resulted in an increased closing rate on sales), and a greater emphasis on used boat sales and increased access to all MarineMax store inventories since the Mergers, which assists the Company's retail locations in offering the products customers desire. These factors were partially offset by reduced sales in the Company's Northern California operations caused by El Nino.

         Gross Profit. Gross profit increased $4.7 million, or 30.3%, to $20.4 million for the three month period ended June 30, 1998 from $15.7 million for the three month period ended June 30, 1997. Gross profit as a percentage of revenue decreased to 24.1% in 1998 from 25.3% in 1997. The decrease in gross profit margin is attributable to an increase in used boat sales that historically result in lower gross profits. The decrease was also attributable to distressed sales in the Company's Northern California operations due to El Nino.


         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $2.7 million, or 31.4%, to $11.4 million for the three month period ended June 30, 1998 from $8.7 million for the three month period ended June 30, 1997. Selling, general, and administrative expenses as a percentage of revenue decreased to 13.4% in 1998 from 14.0% in 1997. Substantially all of the decrease was attributable to achieving operating efficiencies and synergies subsequent to the Mergers and the reduction of employee-stockholder compensation activities, offset by additional overhead associated with the combination of the Merged Companies and their management.

         Interest Expense, Net. Interest expense, net increased approximately $504,000 or 79.5%, to $1.1 million in 1998 from approximately $634,000 in 1997.
Interest expense, net as a percentage of revenue increased to 1.3% in 1998 from 1.0% in 1997. This increase resulted primarily from increased debt associated with the Settlement Obligation, increased debt associated with the Property Acquisitions and higher levels of outstanding borrowings related to the increased level of inventories required to support the increased level of revenue.

Nine Month Period Ended June 30, 1998 Compared to Nine Month Period Ended June 30,1997:

         Revenue. Revenue increased $38.4 million, or 25.7%, to $188.3 million for the nine month period ended June 30, 1998 from $149.9 million for the nine month period ended June 30, 1997. Of this increase, $32.2 million was attributable to 23.0% growth in comparable stores sales in 1998 and $6.3 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1998 resulted primarily from more effective utilization of the prospective customer tracking feature of the integrated computer system, a greater emphasis on used boat sales, the addition of the Boston Whaler product line at 12 locations, the introduction of the Value-Price sales approach and increased access to all MarineMax store inventories since the Mergers, which assists the Company's retail locations in offering the products customers desire. These factors were partially offset by reduced sales in the Company's Northern California operations caused by El Nino.


         Gross Profit. Gross profit increased $8.6 million, or 24.5%, to $43.5 million for the nine month period ended June 30, 1998 from $34.9 million for the nine month period ended June 30, 1997. Gross profit margin as a percentage of revenue decreased to 23.1% in 1998 from 23.3% in 1997. The decrease in gross profit margin is attributable to an increase in used boat sales that historically have resulted in lower gross profits. The decrease was also attributable to distressed sales in the Company's Northern California operations due to El Nino.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $6.7 million, or 23.2%, to $35.4 million for the nine month period ended June 30, 1998 from $28.7 million for the nine month period ended June 30, 1997. Selling, general, and administrative expenses as a percentage of revenue decreased to 18.8% in 1998 from 19.2% in 1997. Substantially all of the decrease was attributable to a reduction of stockholder compensation in 1998 and to fixed expenses remaining relatively constant while being spread across increased revenue. This was partially offset by additional overhead associated with the combination of the Companies and its management.

         Settlement Obligation. The Settlement Obligation for the nine month period ended June 30, 1998 was attributable to the $15.0 million obligation under the Settlement Agreement the Company entered into with Brunswick.

         Interest Expense, Net. Interest expense, net increased approximately $979,000, or 84.5%, to $2.1 million in 1998 from $1.2 million in 1997. Interest expense, net as a percentage of revenue increased to 1.1% in 1998 from 0.8% in 1997. This increase resulted primarily from increased debt associated with the redemption of common stock, the Settlement Obligation and higher levels of outstanding borrowings related to the increased level of inventories required to support the increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through new retail openings and acquisitions. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. Historically, the Merged Companies utilized a combination of floor plan financing, working capital lines of credit, and loans from stockholders to finance inventory levels. These historic credit facilities had varying interest rates, terms, and payment requirements. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. No agreements exist that restrict this flow of funds.

         For the nine month period ended June 30, 1997, cash flows generated by operating activities approximated $6.7 million. For the nine month period ended June 30,1998, cash flows used by operating activities approximated $23.8 million. In addition to net income, cash provided by operating activities was due primarily to inventory management, including floor plan management. Historically, stockholder-employee compensation significantly impacted net income and therefore cash flows from operations, which caused variations in operating cash flows. The period ended June 30, 1998 also reflects the repayment of the Company's floor plan liability.

         For the nine month periods ended June 30, 1997 and 1998, cash flows used by investing activities approximated $1.4 million and 1.2 million, respectively. Cash used in investing activities was primarily attributable to purchases of property and equipment associated with opening new or improving existing retail locations.

         For the nine month period ended June 30, 1997, cash flows used by financing activities approximated $3.7 million. For the nine month period ended June 30, 1998, cash flows provided by financing activities approximated $29.5 million. Cash flows used by financing activities during the nine month period ended June 30, 1997 reflect distributions made to stockholder-employees for tax and other purposes, which historically were made in the quarter ended December
31. The cash flow provided by financing activities during the nine month period ended June 30, 1998 consist of the proceeds from the Company's IPO, repayment of term debt, payment of distributions made to stockholder-employees and borrowings under the Company's new working capital line of credit.

         At June 30, 1998, the Company's term indebtedness totaled approximately $19.4 million, of which approximately $15.0 million is due to Brunswick Corporation as a result of the Settlement obligation, while the remaining term indebtedness is primarily associated with the Company's real estate holdings.

         At June 30, 1998, the Company had approximately $3.5 million of floor plan financing outstanding under its existing agreements with various lenders. The Company replaced the majority of the floor plan lines of credit of the Merged Companies with a Loan and Security Agreement, dated April 7, 1998, with Nations Credit Distribution Finance, Inc. ("NDF"), providing for a revolving line of credit loan to the Company in the maximum amount of $105 million (the "Loan"). As of June 30, 1998, the Company's outstanding balance on the line of credit was approximately $12.4 million. Advances accrue interest at the 90-day London Interbank Offered Rate plus 125 basis points. The Loan terminates on April 1, 2001. The availability of loan advances from time to time is based upon the value of new and used inventory, parts and accounts receivable of the Company and each of its direct and indirect subsidiaries. Based on these terms at June 30, 1998 the Company had additional available borrowings of $59.0 million pursuant to this facility. Advances may be used for inventory, working capital, and other purposes satisfactory to NDF.


IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

         The Company's business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Except for the Company's recent acquisition of Cochran's Marine (a Minnesota-based retailer), the Company's current operations are concentrated in the more temperate regions of the United States, and its business could become substantially more seasonal if it acquires retailers that operate in colder regions of the United States.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company believes that its management information system complies with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information system to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's management information system interface will continue to properly interface with the Company's system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.



                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         There were no new material developments in the legal proceedings previously reported by the Company and no new material legal proceedings during the quarter ended June 30, 1998.

ITEM 2.      USE OF PROCEEDS

                  On June 1,1998, the Company's registration statement on form S-1 (Commission File Number 333-47873) for the Company's initial public offering ("IPO") of 4,780,569 shares of its Common Stock became effective. Of the 4,780,569 shares of common stock sold, the Company sold 3,515,824 shares and certain stockholders sold 1,264,745 shares. Of the 3,515,824 shares the Company sold, 1,654,624 shares were sold at a price per share of $12.50 and 1,861,200 shares were sold to Brunswick Corporation ("Brunswick") for $11.625 per share. The IPO generated net cash proceeds of approximately $38.3 million after deducting underwriting discounts and offering costs to date of approximately $2.6 million. The Company's managing underwriters were Smith Barney, Inc. and William Blair & Company, LLC.

         The net proceeds of the IPO after payment of underwriting discounts and offering costs to date were $38.3 million. Through June 30, 1998 the Company has used approximately $1.0 million to enhance the Company's management information systems, $5.3 million to pay down term debt, and, pending the ultimate use of the proceeds from the offering, the remaining $32.0 million has been applied to reduce the outstanding balance on the Company's line of credit.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDS
             Not applicable.

ITEM 5.      OTHER INFORMATION
             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a) Exhibits.

     27.1    Financial Data Schedule

     99.1 Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Marine Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (1)

     99.2 Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (1)

--------------------------
(1) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

             (b) Reports on Form 8-K

    On July 20, 1998, the Company filed a Current Report on Form 8-K dated July 7, 1998, reporting the acquisition of Cochran's.

                                MARINEMAX, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MARINEMAX INC.

                                              BY: /s/ MICHAEL H. McLAMB
August 13, 1998                               -------------------------
                                              Michael H. McLamb
                                              Chief Financial Officer, Vice
                                              President, Secretary and Treasurer

                                EXHIBIT INDEX


   Exhibit
   Number                         Description
   -------                        -----------
     27.1    Financial Data Schedule

     99.1 Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Marine Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (1)

     99.2 Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (1)

--------------------------
(1) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998