Form 10-K
period 1998-09-30
MARINEMAX INC
filed 1998-12-29
CIK 1057060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 1-14173
                            ------------------------

                                MARINEMAX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           59-3496957
             (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            18167 U.S. HIGHWAY NORTH
                                   SUITE 499
                           CLEARWATER, FLORIDA 33764
                                 (727) 531-1700
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                          PRINCIPAL EXECUTIVE OFFICES)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (6,469,062 shares) based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange on December 15, 1998, was $51,364,352. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of December 15, 1998, there were outstanding 14,607,361 shares of registrant's Common Stock, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MARINEMAX, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   31
ITEM 3.   LEGAL PROCEEDINGS...........................................   33
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   34
                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   34
ITEM 6.   SELECTED FINANCIAL DATA.....................................   35
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS, AND RESULTS OF OPERATIONS.......................   36
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   41
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   41
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   41
                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   42
ITEM 11.  EXECUTIVE COMPENSATION......................................   42
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   42
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   42
                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   42
SIGNATURES............................................................   45
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................  F-1

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

THE COMPANY

     The Company is the largest recreational boat dealer in the United States. Through 40 retail locations in Arizona, California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio, and Texas, the Company sells primarily new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats with a focus on premium brands in each segment. The Company also sells related marine products, including engines, trailers, parts, and accessories. In addition, the Company arranges related boat financing, insurance, and extended service contracts; provides repair and maintenance services; and offers boat brokerage services.

     The Company is the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick Corporation ("Brunswick"), which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 88% of the Company's new boat sales in fiscal 1998, which the Company believes represented approximately 25% of all new Sea Ray boat sales and approximately 6% of all Brunswick marine product sales during that period. Each of the Company's Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

     The Company commenced operations as a combined company as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers and has acquired six additional previously independent recreational boat dealers since that time. The Company is capitalizing on the experience and success of each of the Acquired Dealers in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. While the Company believes the average new boat retailer generates less than $3.0 million in annual sales, the retail locations of the Company (operated at least 12 months) averaged $11.2 million in annual sales in fiscal 1998. As a result of the Company's emphasis on premium brand boats, the Company's average selling price for a new boat in fiscal 1998 was approximately $39,500 compared to the Company's estimated industry average selling price of approximately $14,000. For the fiscal year ended September 30, 1998, the Company had revenue of approximately $291.2 million, pro forma operating income of approximately $23.1 million (before deducting the $15.0 million non-recurring Brunswick Settlement), and pro forma net income (before the Brunswick Settlement) of approximately $12.6 million. See "Special
Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion." The Company's same-store sales increased by approximately 18% in fiscal 1998 and has averaged 17% for the last five years.

     The Company is adopting the best practices of the Acquired Dealers as appropriate to enhance its ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution. The Company believes that its full range of services, two years of free maintenance ("MarineMax Care"), MarineMax Value-Price sales approach, prime retail locations, extensive facilities, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable it to be more responsive to the needs of existing and prospective customers.

     The recreational boating industry generated approximately $19.3 billion in retail sales in 1997, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, and trailers accounted for approximately $10.0 billion of such sales in 1997. The Company estimates that the boat retailing industry includes more than 4,000 boat retailers, most of which are small retailers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. The Company believes that many dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers, particularly during a period of stagnant industry growth. The Company also believes that many dealers lack an exit strategy for their owners. See
"Business -- U.S. Recreational Boating Industry."

     The Company's executive offices are located at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and its telephone number is (727) 531-1700. The Company was incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to "MarineMax" mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers (including their related real estate companies) and all references to the "Company" mean, as a combined company, MarineMax, Inc. and the 11 recreational boat dealers acquired to date (the "Operating Subsidiaries" or the "Acquired Dealers").

STRATEGY

     The Company's goal is to enhance its position as the nation's leading retailer of recreational boats. Key elements of the Company's operating and growth strategies include the following:

     - emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process, two years of free maintenance, and its premier facilities,

     - implementing the "best practices" of each of its Acquired Dealers as appropriate throughout its dealerships,

     - achieving operating efficiencies and synergies among its dealerships to enhance internal growth and profitability,

     - operating with a decentralized approach to the operational management of its dealerships,

     - utilizing technology throughout operations,

     - opening additional retail facilities in its existing and new territories,

     - offering additional product lines and services throughout its existing and acquired dealerships, and

     - pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of the Company's operating strategies.

See "Business -- Strategy."

DEVELOPMENT OF THE COMPANY; ACQUISITIONS

     MarineMax was incorporated in Delaware in January 1998. MarineMax itself, however, conducted no business until March 1, 1998, when it acquired in separate merger transactions all the issued and outstanding capital stock of five independent recreational boat dealers. Simultaneously, MarineMax acquired in separate contribution transactions all of the beneficial interests of companies owning real estate used in the operations of certain of the dealers. In connection with these acquisitions, MarineMax issued an aggregate of 9,191,870 shares of Common Stock to the stockholders of the five dealers and the owners of the related real estate companies. As a result of the acquisitions, the Company became the largest recreational boat dealer in the United States. After the acquisitions, the Company commenced the integration of the five dealers by centralizing certain administrative functions at the corporate level, such as accounting, finance (including inventory financing), insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems.

     The Company acquired a sixth recreational boat dealer on April 30, 1998. In that acquisition, the Company issued 492,306 shares of Common Stock in exchange for the issued and outstanding stock of that dealer.

     Since its initial public offering in June 1998, the Company has acquired five additional boat dealers and companies owning real estate used in the operations of certain of these dealers. In connection with these acquisitions, the Company issued an aggregate of 1,400,428 shares of its Common Stock and paid an aggregate of $7,218,174 in cash.

     The following table sets forth information regarding the Acquired Dealers, each of which is continuing its operations as an Operating Subsidiary of the Company.

          ACQUIRED DEALERS             ACQUISITION DATE                 BUSINESS
          ----------------             ----------------                 --------
Bassett Boat Company of Florida          March 1998       Operates five retail locations in
  ("Bassett")                                             Miami, Palm Beach, Pompano Beach, and
                                                          Stuart, Florida
Louis DelHomme Marine ("DelHomme")       March 1998       Operates seven retail locations in
                                                          Fort Worth, Lewisville (Dallas),
                                                          League City, Montgomery, and Houston,
                                                          Texas
Gulfwind USA, Inc. ("Gulfwind USA")      March 1998       Operates three retail locations in
                                                          Tampa and Clearwater, Florida
Gulfwind South, Inc. ("Gulfwind          March 1998       Operates two retail locations in Fort
  South")                                                 Myers and Naples, Florida
Harrison's Boat Center, Inc. and         March 1998       Operates six retail locations in
  Harrison's Marine Centers of                            Oakland, Redding, Santa Rosa, and
  Arizona, Inc. (together,                                Sacramento, California, and Tempe,
  "Harrison's")                                           Arizona
Stovall Marine, Inc. ("Stovall")         April 1998       Operates four retail locations in
                                                          Kennesaw (Atlanta), Augusta, Forest
                                                          Park (Atlanta), and Lake Lanier,
                                                          Georgia
Cochran's Marine, Inc. and C & N          July 1998       Operates five retail locations in
  Marine Corporation (together                            Rogers, Walker, Oakdale, and
  "Cochran's")                                            Woodbury, Minnesota
Sea Ray of Wilmington, Inc.               July 1998       Operates one retail location in
                                                          Wrightsville Beach, North Carolina
Brevard Boat Company ("Brevard")       September 1998     Operates one retail location in
                                                          Cocoa, Florida
Sea Ray of Las Vegas                   September 1998     Operates one retail location in Las
                                                          Vegas, Nevada
Treasure Cove Marina, Inc.             September 1998     Operates four retail locations in
                                                          Mentor (Cleveland), Port Clinton, and
                                                          Toledo, Ohio

     In October 1998, the Company acquired the operations of Woods & Oviatt, Inc., a premier boat brokerage operation with headquarters in Ft. Lauderdale, Florida. Additionally in October 1998, the Company was awarded the Hatteras Yachts dealership agreement for the state of Florida (excluding certain portions of the Florida Panhandle) and became the U.S. distributor for Hatteras products over 74 feet.

     As a part of its acquisition strategy, the Company frequently engages in discussions with various recreational boat dealers regarding their potential acquisition by the Company. In connection with these discussions, the Company and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants the Company an option to purchase the prospective dealer for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by the Company. Potential acquisition discussions frequently take place over a long period of time, and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

                                    BUSINESS

GENERAL

     The Company is the largest recreational boat dealer in the United States with revenue approaching $300 million. Through 40 retail locations in Arizona, California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio, and Texas, the Company sells primarily new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats, with a focus on the premium brands in each segment. The Company also sells related marine products, including engines, trailers, parts, and accessories. In addition, the Company arranges related boat financing, insurance, and extended service contracts, provides repair and maintenance services, and offers boat brokerage services.

     The Company is the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick, which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 88% of the Company's new boat sales in fiscal 1998, which the Company believes represented approximately 25% of all new Sea Ray boat sales and approximately 6% of all Brunswick marine product sales during that period. Each of the Company's Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products.

U.S. RECREATIONAL BOATING INDUSTRY

     The Company believes that total U.S. recreational boating sales generated $19.3 billion in revenue in 1997, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. The Company believes that retail sales of new boats, engines, trailers, and accessories accounted for approximately $10.0 billion of such sales in 1997. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. The Company believes this decline can be attributed to a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail recreational boating sales have increased each year thereafter.

     Sales in the recreational boat industry are impacted significantly by other recreational opportunities; economic factors, including general economic conditions, consumer income levels, tax law changes, and fuel prices; and demographics. The share of recreational dollars that U.S. consumers spend on boating declined from 3.1% in 1988, the boating industry's peak year, to 2.0% in 1996. The Company believes that the decline in boating is attributable to poor customer service throughout the industry, lack of boater education, and the perception that boating is time consuming, costly, and difficult.

     Most boat purchasers are in the 35 to 54 age group. Although these individuals account for 36% of the U.S. population over age 16, they account for over 50% of discretionary income and represent the fastest growing segment of the U.S. population, growing at a 2.5% annual rate.

     The recreational boat retail market remains highly fragmented with little consolidation having occurred to date. The Company estimates that the boat retailing industry includes more than 4,000 boat retailers, most of which are small companies owned by individuals that operate in a single market, have annual sales of less than $3 million, and provide varying degrees of merchandising, professional management, and customer service. The Company believes that many such retailers are encountering increased pressure from boat manufacturers to improve their levels of service and systems, increased competition from larger national retailers in certain product lines, and, in certain cases, business succession issues.

STRATEGY

     The Company's goal is to enhance its position as the nation's leading operator of recreational boat dealerships. Key elements of the Company's operating and growth strategies include the following:

Operating Strategies

     Emphasizing Customer Satisfaction and Loyalty. The Company seeks to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process. The Company further enhances and simplifies the purchase process by offering financing and insurance at its retail locations with competitive terms and streamlined turnaround. The Company provides the customer with a thorough in-water orientation of boat operation as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer's entire family. The Company also continues its customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide its customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. The Company also endeavors to provide superior maintenance and repair services, often at the customer's wet slip and with extended service department hours, that minimize the hassles of boat maintenance.

     Implementing Best Practices. The Company is implementing the "best practices" of each of the Acquired Dealers as appropriate throughout its dealerships. In particular, the Company is phasing in throughout its dealerships the MarineMax Value-Price sales approach, now implemented at most of its dealerships. Under the MarineMax Value-Price approach, the Company sells its boats at posted prices, generally representing a discount from the manufacturer's suggested retail price, without further price negotiation, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, the Company is adopting, where beneficial, the best practices of each Acquired Dealer in terms of location design and layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

     Achieving Operating Efficiencies and Synergies. The Company plans to increase the operating efficiencies of and achieve certain synergies among its dealerships in order to enhance internal growth and profitability. The Company is centralizing certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions should reduce duplicative expenses and permit the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. The Company also expects to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through new credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of each of the Company's retail locations to offer complementary services of the Company's other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer's boat location, and giving access to a larger inventory, increases the competitiveness of each retail location.

     Operating with Decentralized Management. The Company has adopted a decentralized approach to the operational management of its dealerships. The decentralized management approach takes advantage of the extensive experience of local managers, enabling them to implement policies and make decisions, including the appropriate product mix, based on the needs of the local market. Local management authority also fosters responsive customer service and promotes long-term community and customer relationships. In addition, the centralization of certain administrative functions at the corporate level enhances the ability of local managers to focus their efforts on day-to-day dealership operations.

     Utilizing Technology Throughout Operations. The Company believes that its management information system, which currently is being utilized by each Operating Subsidiary and was developed over the past seven years through cooperative efforts with a common vendor, enhances the Company's ability to integrate successfully the operations of the Operating Subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout the Company. The system integrates each level of operations on a Company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, posts Company-wide the availability of a particular boat, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Company representatives also utilize the computer system to assist in arranging customer financing and insurance packages.

Growth Strategies

     Pursuing Strategic Acquisitions. The Company intends to capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of the Company's operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by the Operating Subsidiaries, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. The Company also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from the Company's systems and operating strategies. The Company may expand its range of product lines and its market penetration by acquiring dealers that distribute recreational boat product lines different from those currently offered by the Company. As a result of the considerable industry experience and relationships of the Company's management team, the Company believes it is well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. The Company believes it is regarded as an attractive acquiror by boat dealers because of (i) the Company's historical performance and the experience and reputation of its management team within the industry; (ii) the Company's decentralized operating strategy, which enables the managers of an acquired dealer to continue their involvement in dealership operations; (iii) the ability of management and employees of an acquired dealer to participate in the Company's growth and expansion through potential stock ownership and career advancement opportunities; and (iv) the ability to offer liquidity to the owners of acquired dealers through the receipt of Common Stock or cash. Brunswick has agreed to cooperate in good faith with the Company and not to unreasonably withhold its consent to the acquisition by the Company each year of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of the Company's revenue in its prior fiscal year to the extent such Sea Ray dealers desire to be acquired by the Company. See "Business -- Brunswick Agreement Relating to Acquisitions."

     Opening New Facilities. The Company intends to establish additional retail facilities in its existing and new territories. The Company believes that the demographics of its existing geographic territories support the opening of additional facilities and has opened two new retail locations (Palm Beach, Florida and Sacramento, California) since the Company's acquisition of the five original Acquired Dealers in March 1998. The Company also plans to reach new customers by expanding various innovative retail formats developed by the Operating Subsidiaries, such as mall stores and floating retail facilities. The mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating and to the Company's boats to the non-boating public as well as displaying its new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display its new and used boats in areas of high boating activity. These retail formats generated approximately 7.9% of the Company's revenue in fiscal 1998. The Company's dealer agreements with Brunswick require Brunswick's consent to open, close, or change retail locations that sell Sea Ray products, which consent cannot be unreasonably withheld, and other dealer agreements generally contain similar provisions. See "Business -- Dealer Agreements With Brunswick."

     Offering Additional Product Lines and Services. The Company plans to offer throughout its existing and acquired dealerships product lines that previously have been offered only at certain of its locations. The Company also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. For example, the Company added Baja, Sea Hunt, and Sea Pro product lines in 1996; Boston Whaler product lines in 1997; and Hattaras product lines in fiscal 1999. In addition, the Company plans to increase its used boat sales and boat brokerage services through an increased emphasis on these activities and cooperative efforts among its dealerships. The Company also plans to offer enhanced financing and insurance packages designed to better serve customers and thereby increase sales and improve profitability.

PRODUCTS AND SERVICES

     The Company offers new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While the Company sells a broad range of new and used boats, its dealerships tend to focus on premium brand products. In addition, the Company arranges related boat financing, insurance, and extended service contracts; provides boat maintenance and repair services; and offers boat brokerage services.

New Boat Sales

     The Company primarily sells recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products offered by the Company are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats and Boston Whaler offshore fishing boats. In fiscal 1998, approximately 88% of new boats sold by the Company were manufactured by Brunswick. The Company believes that it accounted for approximately 25% of Sea Ray's U.S. marine product sales, and 6% of all of Brunswick's marine product sales in fiscal 1998. Certain of the Company's dealerships also sell bass boats, fishing boats, and pontoon boats provided by other manufacturers. During fiscal 1998, new boat sales accounted for approximately 69% of revenue.

     The Company offers recreational boats in most market segments, but has a particular focus on larger boats as reflected by the Company's fiscal 1998 average new boat sales price of approximately $39,500 compared to the Company's estimated industry average selling price of approximately $14,000. Given the Company's locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, the Company sells a relatively higher percentage of large recreational boats such as yachts and sport cruisers. The Company believes that the product lines offered by it are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

     The following table illustrates the range of the Company's new boat product lines.

                                                NUMBER         OVERALL        MANUFACTURER SUGGESTED
         PRODUCT LINE AND TRADE NAME           OF MODELS       LENGTH           RETAIL PRICE RANGE
---------------------------------------------  ---------   ---------------    ----------------------
MOTOR YACHTS AND CONVERTIBLES
  Hatteras Motor Yachts......................     10           52' to 100'+   $983,000 to $8,000,000+
  Hatteras Convertibles......................      8            50' to 90'     944,800 to  5,000,000
PLEASURE BOATS
  Sea Ray Yachts.............................      6            50' to 63'     809,000 to  2,138,000
  Sea Ray Sport Yachts.......................     10        37' to 48 1/2'     289,000 to    810,000
  Sea Ray Sport Cruisers.....................     12    24 1/2' to 33 1/2'      71,000 to    219,000
  Sea Ray Sport Boats........................     19        18' to 25 1/2'      18,000 to     61,500
FISHING BOATS
  Boston Whaler..............................     17            11' to 28'       6,000 to    117,000
  Sea Pro....................................     19        17' to 26 1/2'      10,000 to     30,000
  Sea Hunt...................................      3            17' to 21'      12,000 to     15,000
HIGH-PERFORMANCE BOATS
  Baja Marine................................     23        18' to 42 1/2'      22,000 to    229,000
JET BOATS
  Sea Rayder.................................      1               15 1/2'            16,000
  Boston Whaler Rage.........................      1                   15'      16,000 to     18,000
SKI BOATS
  Malibu Boats...............................      7            20' to 21'      19,000 to     55,000

     Motor Yachts and Convertibles. Hatteras Yachts is one of the world's premier yacht builders. The Hatteras fleet is one of the most extensive serving the luxury megayacht segment of the market, with configurations for cruising and sport fishing. All Hatteras models include state-of-the-art designs with live-aboard luxury that can be customized to accommodate an individual's desires. The motor yacht series ranging from 52 feet to over 100 feet offers a flybridge with extensive guest seating, covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space, an elegant salon, and up to four staterooms for accommodations. The convertibles are well equipped to meet the needs of even the most serious tournament-class competitor. Ranging from 50 feet to 90 feet, Hatteras convertibles feature interiors that offer luxurious salon/galley arrangements, up to four staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

     Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and up to three staterooms. The sport yachts and yachts come in a variety of configurations, including aft cabin, bridge cockpit, and express cruiser models, to suit each customer's particular recreational boating style. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray's sport yacht and yacht models. All Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; Mercury or MerCruiser engines; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, insulated in-floor fish boxes, fight chairs, rod holders, and bait prep and refreshment centers.

     Fishing Boats. The fishing boats offered by the Company include a 10-horsepower fishing skiff model; models designed for fishing and water sports in lakes and bays; and a 28-foot, 450-horsepower fiberglass offshore fishing boat with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, splash-well gates with rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

     High-Performance Boats. The high-performance boats that the Company sells are manufactured by Baja Marine. Powered by MerCruiser sterndrive engines, Baja high-performance boats are designed to deliver superior handling and durability at high speeds. The larger offshore models have cabins featuring a V-berth and a fully equipped galley.

     Ski Boats. The Company sells Malibu ski boats designed to achieve a smooth ride and the flattest wakes possible for increased skier performance and safety. Most of Malibu's ski boat models are powered by 310-horsepower engines. Malibu's ski boats have been named Ski Boat of the Year each of the last seven years by Powerboat Magazine and Hot Boat Magazine.

Used Boat Sales

     The Company offers used versions of the new makes and models it offers and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. Approximately 76% of the used boats sold by the Company in fiscal 1998 were Brunswick models.

     The Company's used boat sales depend on its ability to source a supply of high-quality used boats at attractive prices. The Company acquires substantially all of its used boats through customer trade-ins. The Company intends to increase its used boat business as a result of the increased availability of quality used boats generated from its acquisition of used boats in its expanding sales efforts, the increasing number of used boats that are well-maintained through its boat maintenance plans, its ability to market used boats throughout its combined dealership network to match used boat demand, and the experience of its newly acquired Woods & Oviatt boat brokerage operation.

     The Company recently introduced at its retail locations the Sea Ray Legacy(TM) two-year warranty plan available for used Sea Ray boats less than six years old. The Legacy plan guarantees that each qualifying used Sea Ray boat has passed a 48-point inspection and provides protection against failure of most mechanical parts. The Company believes that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, will enhance its sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

Marine Engines and Related Marine Equipment

     The Company offers marine engines and propellers, all of which are manufactured by Mercury Marine, a division of Brunswick. The Company sells marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. The engines range in price from $560 to $33,900, and propellers range in price from $35 to $4,300. In 1998, Mercury Marine introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements, including its OPTIMAX(R) 200-horsepower outboard engine, featuring a new direct fuel injection technology that also increases fuel efficiency. See "Business -- Environmental and Other Regulatory Issues." An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Each of the Operating Subsidiaries has been recognized by Mercury Marine as a "Platinum Dealer," which is generally awarded to the top 5% of Mercury Marine dealers, for an average of 10 consecutive years.

     The Company also sells related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care and service products (primarily Mercury Marine's Quicksilver line), Kiekhaefer high-performance accessories (such as propellers), instruments, and a complete line of boating accessories, including life jackets, inflatables, and wakeboards. The Company also offers novelty items, such as shirts, caps, and floormats bearing the Sea Ray or dealer logo.

Maintenance and Repair Services

     Providing customers with professional, prompt maintenance and repair services is critical to the Company's sales efforts and contributes to the direct profitability of the Company. The Company provides maintenance and repair services at most of its retail locations, with extended service hours at certain of its locations. In addition, in many of its markets, the Company provides mobile maintenance and repair services at the location of the customer's boat. The Company believes that this service commitment is a competitive advantage in the markets in which the Company competes and is critical to its efforts to provide a trouble-free boating experience. The Company also believes that its maintenance and repair services contribute to strong customer relationships and that its emphasis on preventative maintenance and quality service increases the potential supply of well-maintained boats for its used boat sales.

     The Company's MarineMax Care Program provides for hassle-free boating by covering certain of the manufacturer's scheduled maintenance for up to two years. The Company's dealerships include generally the MarineMax Care Program as part of the MarineMax Value-Price of the boat. Company technicians provide maintenance on a regularly scheduled basis at either the Company's retail locations or dockside. The Company notifies its customers when their boats are due for periodic service, thereby encouraging preventative maintenance.

     The Company performs both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer's warranty reimbursement program. For warranty work, Brunswick reimburses a percentage of the dealer's posted service labor rates, with the percentage varying depending on the dealer's customer satisfaction index rating and attendance at service training courses. The Company derives the majority of its warranty revenue from Brunswick products, as Brunswick products comprise the majority of products sold. Certain other manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers permit warranty work to be performed only at authorized dealerships, the Company receives substantially all of the warranted maintenance and repair work required for the new boats it sells. The Company's extended warranty contracts also result in an ongoing demand for the Company's maintenance and repair services for the duration of the term of the extended warranty contract.

     The Company's maintenance and repair services are performed by manufacturer-trained and certified service technicians. In charging for its mechanics' labor, many of the Company's dealerships use a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage markups on parts are similarly based on market conditions for different parts.

F&I Products

     At each of its retail locations, the Company offers its customers the ability to finance new or used boat purchases and to purchase extended service contracts and insurance coverage, including credit-life, accident/ disability coverage, and boat property and casualty coverage (collectively, "F&I products"). During fiscal 1998, F&I products accounted for approximately 2.3% of revenue. The Company believes that its customers' ability to obtain competitive financing quickly and easily at the Company's dealerships complements its ability to sell new and used boats. The Company also believes its ability to provide customer-tailored financing on a "same- day" basis gives it an advantage over many of its competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to the Company.

     The Company has relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by the Company in accordance with existing pre-sale agreements between the Company and such lenders. These arrangements permit the Company to participate in the financing by receiving a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender's then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by the Company if the buyer prepays the contract or defaults within a designated time period, usually 90 to 180 days. To the extent required by applicable state law, the Company's dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

     The Company also is able to offer its customers the opportunity to purchase credit life insurance, credit accident and disability insurance, as well as property and casualty insurance coverage. Credit life insurance policies provide for repayment of the boat financing contract if the purchaser dies while the contract is outstanding. Accident and disability insurance policies provide for payment of the monthly contract obligation during any period in which the buyer is disabled. Property and casualty insurance covers loss or damage to the boat. Some buyers choose to include their insurance premiums in their financing contract. The Company does not act as an insurance broker or agent or issue insurance policies on behalf of insurers. The Company, however, provides marketing activities and other related services to insurance companies and brokers for which it receives marketing fees. One of the Company's strategies is to generate increased marketing fees by offering more competitive insurance products.

     The Company also offers extended service contracts under which, for a predetermined price, the Company provides all designated services recommended in the manufacturer's maintenance guidelines during the contract term at no additional charge above a deductible. While the Company sells all new boats with the boat manufacturer's standard warranty of generally five years, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer's warranty. Generally, the Company receives a fee, often up to 50% of the premium, for arranging an extended service contract. The Company manages the service obligations that it sells and provides the parts and service (or pays the cost of others that may provide such parts and services) for claims made under the contracts. Most required services under the contracts are provided by the Company. Claims and cancellations have been insignificant during the past five years.

Boat Brokerage Services

     Through employees or subsidiaries that are licensed boat brokers, the Company offers boat brokerage services at most of its retail locations and will be extending its newly acquired Woods & Oviatt boat brokerage operations throughout its dealerships. For a commission of typically between 10% and 14%, the Company offers for sale brokered boats, listing them on the "BUC" system, and advising its other retail locations of their availability through the Company's integrated computer system. The BUC system, which is similar to a real estate multiple listing service, is a national boat listing service of approximately 600 brokers maintained by

BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. The Company believes that its access to potential used boat customers and methods of listing and advertising customers' brokered boats is more extensive than is typical among boat brokers. In addition to generating revenue from brokerage commissions, the Company's boat brokerage services also enable the Company to offer a broad array of used boats without increasing related inventory costs.

     The Company's brokerage customers receive the same high level of customer service as its new and used boat customers. The Company's waterfront retail locations enable in-water demonstrations of an on-site brokered boat. The Company's maintenance and service, including mobile service, also is available to the Company's brokerage customers. The purchaser of a Sea Ray boat brokered through the Company also can take advantage of MarineMax Getaways! weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. The Company believes that the array of services it offers are unique in the boat brokerage business.

RETAIL LOCATIONS

     The Company sells its recreational boats and other marine products and offers its related boat services through 40 retail locations in Arizona, California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio, and Texas. Each retail location generally includes an indoor showroom (including some of the industry's largest indoor boat showrooms) and outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and repair and maintenance facilities. Most of the Company's retail locations are waterfront properties on some of the nation's most popular boating locations, including the Intracoastal Waterway, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Clear Lake, Lake Conroe, and Lake Lewisville in Texas; the Delta Basin in northern California; Lake Erie in Ohio; Leech Lake and the St. Croix River in Minnesota; and Lake Lanier in Georgia. The Company's waterfront retail locations, most of which include marina-type facilities and docks at which the Company displays its boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give the customer immediate in-water demonstrations of various boat models.

     The Company plans to reach new customers by expanding in new locations through various innovative retail formats such as mall stores and floating retail facilities. Located in a shopping mall and utilizing a wooden dock set in a seaside scene to "anchor" seven to 10 new boat models offered by the Company, the mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating and to the Company's boats to the non-boating public as well as displaying its new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display new and used boats in areas of high boating activity. The Company currently has two mall stores and four floating retail facilities. See "Properties."

OPERATIONS

Dealership Operations and Management

     The Company has adopted a decentralized approach to the operational management of its dealerships. While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations. Each retail location is managed by a store manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a district manager, who generally has responsibility for the retail locations within a specified geographic region. Typically, each retail location also has a staff consisting of a sales manager, an F&I manager, a parts and service manager, sales representatives, maintenance and repair technicians, and various support personnel.

     The Company attempts to attract and retain quality employees at its retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. Recently, the Company established a formal training program in Clearwater, Florida, called "MarineMax University," to provide training for employees in all aspects of the Company's operations. Extensive four-week training sessions are held periodically throughout the year.

     Sales representatives receive compensation primarily on a commission basis. Store managers are salaried employees with incentive bonuses based on the performance of the dealership they manage. Maintenance and repair service managers receive compensation primarily on a salary basis with commission incentives. The Company's management information system provides each store manager and sales representative with daily sales information, enabling them to monitor their performance on a daily, weekly, and monthly basis. The Company has a uniform, fully integrated management information system serving each of its dealerships. See "Business -- Operations -- Management Information System."

Sales and Marketing

     The Company's sales philosophy focuses on selling the pleasures of the boating lifestyle. The Company believes that the critical elements of its sales philosophy include its appealing retail locations, hassle-free MarineMax Value-Price approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer's family on boat use, and providing its customers with opportunities for boating. The Company strives to provide superior customer service and support before, during, and after the sale.

     The Company's retail locations offer each customer the opportunity to evaluate a large variety of new and used boats in a comfortable and convenient setting. The Company's full-service retail locations facilitate a turn-key purchasing process that includes attractive lender financing packages, extended service agreements, and insurance. Most of the Company's retail locations are located on waterfronts and marinas, which attract boating enthusiasts and enable customers to operate various boats prior to making a purchase decision.

     The Company sells its boats at posted value prices that generally represent a discount from the manufacturer's suggested retail price, frequently including two years of free maintenance. The MarineMax Value-Price sales approach eliminates customer anxiety associated with price negotiation and the ongoing hassles of maintaining the boat.

     Highly trained, professional sales representatives are an important factor to the Company's successful sales efforts. These sales representatives are trained to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases.

     As a part of its sales and marketing efforts, the Company also participates in boat shows and in-the-water sales events at area boating locations, typically held in January and February, in each of its markets and in certain locations in close proximity to its markets. These shows and events are normally held at convention centers or marinas, with area dealers renting space. Boat shows and other offsite promotions are an important venue for generating sales orders for the Company's new boats. The boat shows also generate a significant amount of interest in the Company's products resulting in boat sales after the show. The Company plans to sponsor its own boat shows.

     The Company emphasizes customer education through one-on-one education by its sales representatives and, at some locations, its delivery captains, before and after a sale, and through in-house seminars for the entire family on boat safety, the use and operation of boats, and product demonstrations. One of the Company's delivery captains or the sales representative delivers the customer's boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance its customer relationships after the sale, the Company leads and sponsors MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each Company-sponsored event, planned and led by a Company employee, also provides a favorable medium for acclimating new customers to boating and enables the Company to actively promote new product offerings to boating enthusiasts.

     As a result of the Company's relative size, the Company believes it has a competitive advantage within the industry by being able to conduct an organized and systematic advertising and marketing effort. Part of its marketing effort includes an integrated prospect management system that tracks the status of each sales representative's contacts with a prospect, automatically generates follow-up correspondence, posts Company-wide availability of a particular boat or other marine product desired by a customer, and tracks the maintenance and service needs for the customer's boat.

Suppliers and Inventory Management

     The Company purchases substantially all of its new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership. The Company also exchanges new boats with other dealers to accommodate customer demand and to balance inventory.

     The Company purchases new boats and other marine products primarily from Brunswick, Hatteras (Genmar), SeaPro, Sea Hunt, and Malibu Boats. The Company is the largest volume purchaser of Brunswick's Sea Ray boats, which the Company believes represented approximately 25% of all new Sea Ray boat sales during fiscal 1998. Approximately 88% of the Company's net purchases in fiscal 1998 were from Brunswick; no other manufacturer accounted for more than 10% of the Company's net purchases in fiscal 1998. Brunswick has entered into a 10-year dealer agreement with each of the Operating Subsidiaries covering Sea Ray products. See "Business -- Dealer Agreements With Brunswick."

     The Company typically deals with each of its manufacturers, other than the Sea Ray division of Brunswick, under an annually renewable, non-exclusive dealer agreement. Manufacturers generally establish prices on an annual basis, but may change prices in their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers' slow seasons, generally September through December. To obtain lower cost of inventory, the Company intends to capitalize on these manufacturer incentives to take product delivery during the manufacturers' slow seasons. This permits the Company to gain pricing advantages and better product availability during the selling season.

     The dealer agreements with the Sea Ray division of Brunswick do not restrict the Company's right to sell any Sea Ray product lines or competing products. See "Business -- Dealer Agreements With Brunswick." Arrangements with certain other manufacturers may restrict the Company's right to offer some product lines in certain markets. The Company does not believe that these restrictions will have a material impact on the Company's business, financial condition, or results of operations. See "Special Considerations -- Boat Manufacturers' Control Over Dealers."

     The Company transfers individual boats among its retail locations to fill customer orders that otherwise might take three to four weeks to receive from the manufacturer. This reduces delays in delivery, helps the Company maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. The Company actively monitors its inventory levels to maintain the appropriate inventory levels to meet current market demands. The Company is not bound by contractual agreements governing the amount of inventory that it must purchase in any year from any manufacturer. The Company participates in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in July.

Inventory Financing

     Marine manufacturers customarily provide interest assistance programs to retailers. The interest assistance varies by manufacturer and may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. The Company believes that its financing arrangements with manufacturers are standard within the industry. As of September 30, 1998, the Company owed an aggregate of approximately $45.8 million under the Loan and Security Agreement, dated April 7, 1998, with Nations Credit Distribution Finance, Inc. ("NDF"), providing for a revolving line of credit loan to the Company in the maximum amount of $105 million (the "Loan"). Advances accrue interest at the 90-day London Interbank Offered Rate plus 125 basis points. The Loan terminates on April 1, 2001. The availability of loan advances from time to time is based upon the value of new and used inventory, parts, and accounts receivable of the Company and each of its direct and indirect subsidiaries. Advances may be used for acquisition of inventory, working capital, and other purposes satisfactory to NDF. No more than $10 million in advances may be outstanding for working capital purposes, unless the Company and its subsidiaries pledge their real property assets. The Company plans to increase its credit facilities by approximately $95 million.

Management Information System

     The Company believes that its management information system, which currently is being utilized by each Operating Subsidiary and was developed by certain of the Acquired Dealers over the past seven years through cooperative efforts with a common vendor, enhances the Company's ability to integrate successfully the operations of the Operating Subsidiaries and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout the Company. The system integrates each level of operations on a Company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables the Company to monitor each dealership's operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, posts Company-wide the availability of a particular boat, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Company representatives also utilize the system to assist in arranging financing and insurance packages. The Company has implemented changes to its management information system that it believes addresses the Year 2000 issue.

BRUNSWICK AGREEMENT RELATING TO ACQUISITIONS

     On April 28, 1998, the Company and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by the Company of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of the Company's revenue in its prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick's discretion. In the event that the Company's sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers (including the Company) in any fiscal year of Brunswick, the agreement provides that Company and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by the Company during Brunswick's next succeeding fiscal year but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as the Company's Sea Ray boat sales exceed the 49% benchmark.

DEALER AGREEMENTS WITH BRUNSWICK

     Brunswick, through its Sea Ray division, and the Company, through each of the Operating Subsidiaries, are parties to Sales and Service Agreements (the "Dealer Agreements") relating to Sea Ray products. Each Dealer Agreement appoints one of the Operating Subsidiaries as a non-exclusive dealer for the retail sale, display, and servicing of designated Sea Ray products and repair parts currently or in the future sold by Sea Ray. Each Dealer Agreement designates a non-exclusive area of primary responsibility for the dealer, which is a geographical area in proximity to the dealer's retail locations based on such areas that are customarily designated by Sea Ray and applicable to its domestic dealers. Each Dealer Agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Upon at least one year's prior notice and the failure by the dealer to cure, Sea Ray may remove the dealer's right to operate any particular retail location if the dealer fails to meet its material obligations, performance standards, or terms, conditions, representations, warranties, and covenants applicable to that location. Each Dealer Agreement also restricts the dealer from selling, advertising, soliciting for sale, or offering for resale any Sea Ray products outside its area of primary responsibility without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. Each Dealer Agreement provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray's applicable programs and the right of Brunswick in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

     Each Dealer Agreement requires the dealer to (i) promote, display, advertise, and sell Sea Ray boats at each of its retail locations in accordance with the agreement and applicable laws; (ii) purchase and maintain sufficient inventory of current Sea Ray boats to meet the reasonable demand of customers at each of its locations and to meet the minimum inventory requirements applicable to all Sea Ray dealers; (iii) maintain at each retail location, or at another acceptable location, a service department to service Sea Ray boats promptly and professionally and to maintain parts and supplies to service Sea Ray boats properly on a timely basis; (iv) perform all necessary installation and inspection services prior to delivery to purchasers and perform post-sale services of all Sea Ray products sold by the dealer or brought to the dealer for service; (v) furnish purchasers with Sea Ray's limited warranty on new products and with information and training as to the sale and proper operation and maintenance of Sea Ray boats; (vi) assist Sea Ray in performing any product defect and recall campaigns; (vii) maintain complete product sales and service records; (viii) achieve annual sales performance in accordance with fair and reasonable sales levels established by Sea Ray, after consultation with the dealer, based on factors such as population, sales potential, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products; (ix) provide designated financial information; (x) conduct its business in a manner that preserves and enhances the reputation of Sea Ray and the dealer for providing quality products and services; (xi) maintain the financial ability to purchase and maintain on hand required inventory levels; (xii) indemnify Sea Ray against any claims or losses resulting from the dealer's failure to meet its obligations to Sea Ray; (xiii) maintain customer service ratings sufficient to maintain Sea Ray's image in the marketplace; and (xiv) achieve within designated time periods and thereafter maintain master dealer status (which is Sea Ray's highest performance status) for the locations designated by Sea Ray and the dealer.

     Each Dealer Agreement has an initial term of 10 years. Each Dealer Agreement, however, may be terminated (a) by Sea Ray if the dealer fails or refuses to place a minimum stocking order of the next model year's products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer's lenders; (b) by Sea Ray or the dealer where good cause exists (including the material breach, default, or noncompliance with any material term, provision, warranty, or obligation under the agreement) and has not been cured within 60 days of prior written notice of the claimed deficiency or at the end of the 60-day period without the opportunity to cure where the cause constitutes bad faith; (c) by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other; (d) by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray; (e) by Sea Ray upon at least 10 days' prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith; (f) by Sea Ray if a majority of the Board of Directors of the Company does not consist of the senior executives and Other Designated Members (as defined in the Stockholders' Agreement); or (g) upon the mutual consent of the dealer and Sea Ray.

EMPLOYEES

     As of September 30, 1998, the Company had 731 employees, 713 of whom were in store-level operations and 18 of whom were in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be excellent.

TRADEMARKS AND SERVICE MARKS

     The Company has trade name and trademark applications pending with the U.S. Patent and Trademark Office for various names, including "MarineMax," "MarineMax Value-Price," "Value-Price," "Delivering the Dream," "Selling and Delivering the Dream," "Selling the Dream," and "The Water Gene." There can be no assurance that any of these applications will be granted.

SEASONALITY

     The Company's business, as well as the entire recreational boating industry, is highly seasonal. Over the two-year period ended September 30, 1998, the average net sales for the quarters ended December 31, March 31, June 30, and September 30 represented 16%, 22%, 35%, and 27%, respectively, of the Company's average annual net sales. With the exception of Florida, the Company's geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows, and continue through July.

     The Company's business is also subject to weather patterns, which may adversely affect the Company's results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for the Company's products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of the Company's operations or damage to its boat inventories and facilities. Although the Company's geographic diversity is likely to reduce the overall impact to the Company of adverse weather conditions in any one market area, such conditions will continue to represent potential, material adverse risks to the Company and its future financial performance.

ENVIRONMENTAL AND OTHER REGULATORY ISSUES

     The Company's operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While the Company believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state, and local regulations, there can be no assurance that the Company will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on the Company's business. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration ("OSHA"), the United States Environmental Protection Agency (the "EPA"), and similar federal and local agencies, have jurisdiction over the operation of the Company's dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil.

     The EPA recently promulgated air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of the Company's manufacturers to comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Certain of the Company's facilities own and operate underground storage tanks ("USTs") for the storage of various petroleum products. The USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, if leakage from Company-owned or operated USTs migrates onto the property of others, the Company may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, the Company believes that its liabilities associated with UST testing, upgrades, and remediation are unlikely to have a material adverse effect on its financial condition or operating results.

     As with boat dealerships generally, and parts and service operations in particular, the Company's business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, the Company is subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities it operates to which it sends hazardous or toxic substances or wastes for treatment, recycling, or disposal.

     The Company does not believe it has any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by the Company. The Company has also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of the Company's properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. The Company is monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the Acquired Dealers have indemnified the Company for specific environmental issues identified on environmental site assessments performed by the Company as part of the acquisitions. The Company maintains insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release or escape of the pollutants is caused by or results from a covered cause of loss. The Company may also have additional storage tank liability insurance and "Superfund" coverage where applicable. In addition, certain of the Company's retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

     One of the properties owned by the Company was historically used as a gasoline service station. Remedial action with respect to prior historical site activities on this property has been completed in accordance with federal and state law. Also, one of the Company's properties is within the boundaries of a Superfund site, although the Company's property has not been and is not expected to be identified as a contributor to the contamination in the area. The Company, however, does not believe that these environmental issues will result in any material liabilities to the Company.

     Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could adversely affect the Company's business, financial condition, and results of operations.

PRODUCT LIABILITY

     Products sold or serviced by the Company may expose it to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected the Company's business. The Company's manufacturers generally maintain product liability insurance, and the Company maintains third-party product liability insurance, which it believes to be adequate. However, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against the Company could adversely affect the Company's business, financial condition, and results of operations and result in negative publicity.

COMPETITION

     The Company operates in a highly competitive environment. In addition to facing competition generally from recreation businesses seeking to attract consumers' leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space, and suitable retail locations. The Company believes that the principal factors influencing competition within the recreational boat industry are product features and quality, dealer service, price, location, selection, and the availability of customer financing. The Company relies to a certain extent on boat shows to generate sales. The inability of the Company to participate in boat shows in its existing or targeted markets could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company competes primarily with single-location boat dealers and, with respect to sales of marine equipment, parts, and accessories, with national specialty marine stores, catalog retailers, sporting goods stores, and mass merchants. Dealer competition continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets that the Company may enter. The Company competes in each of its markets with retailers of brands of boats and engines not sold by the Company in that market. In addition, several of the Company's competitors, especially those selling boating accessories, are large national or regional chains that have substantial financial, marketing, and other resources. However, the Company believes that its integrated corporate infrastructure and marketing and sales capabilities, its cost structure, and its nationwide presence enable it to compete effectively against these companies. Private sales of used boats is an additional significant source of competition.

                               EXECUTIVE OFFICERS

     The following table sets forth information concerning each of the executive officers of the Company:

           NAME             AGE                             POSITION
           ----             ---                             --------
William H. McGill Jr......  55     Chairman of the Board, President, Chief Executive Officer,
                                   and Director
Michael H. McLamb.........  33     Vice President, Chief Financial Officer, Secretary, and
                                   Treasurer
Richard R. Bassett........  45     Executive Vice President and Director
Paul Graham Stovall.......  60     Senior Vice President and Director
David L. Cochran..........  52     Senior Vice President
David H. Pretasky.........  50     Senior Vice President -- Operations

     William H. McGill Jr. has served as the President and Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of the Company since March 6, 1998. Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of the Operating Subsidiaries, from 1973 until its merger with the Company.

     Michael H. McLamb has served as Vice President, Chief Financial Officer, and Treasurer of MarineMax since January 23, 1998 and as Secretary of the Company since April 5, 1998. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a senior manager.

     Richard R. Bassett has served as Executive Vice President of the Company since October 1, 1998 and a director of the Company since March 6, 1998. Mr. Bassett served as Senior Vice President of the Company from March 6, 1998 until October 1, 1998. Mr. Bassett was the owner and president of Bassett Boat Company of Florida, one of the Operating Subsidiaries, from 1979 until its merger with the Company.

     Paul Graham Stovall has served as a Senior Vice President and director of the Company since May 1, 1998. Mr. Stovall was a principal owner and president of Stovall Marine, Inc., one of the Operating Subsidiaries, from 1960 until its merger with the Company.

     David L. Cochran has served as a Senior Vice President of the Company since October 1, 1998. Mr. Cochran was a principal owner and president of Cochran's Marine, Inc. and C&N Marine, Inc. (together "Cochran's"), one of the Operating Subsidiaries, from 1977 until its merger with the Company.

     David H. Pretasky has served as Senior Vice President -- Operations of the Company since October 1, 1998. Mr. Pretasky was a principal owner and president of SeaRay of Wilmington, Inc. (f/k/a Skipper Buds of North Carolina, Inc.), one of the Operating Subsidiaries, from 1996 until its merger with the Company. Prior to 1996, Mr. Pretasky was a member of management and principal in a large multi-state marine retailer.

                             SPECIAL CONSIDERATIONS

RECENTLY COMBINED OPERATIONS; RISKS OF INTEGRATION

     MarineMax was founded in January 1998 and on March 1, 1998 acquired five independent recreational boat dealers that operated under their principal owners for an average of more than 21 years. MarineMax itself, however, conducted no operations and generated no sales or revenue until its acquisition of the five dealers on March 1, 1998. Since March 1, 1998, the Company has acquired six additional recreational boat dealers. The Acquired Dealers operated independently prior to their acquisition by the Company, and the Company may not be able to integrate their businesses successfully on an economic basis. The consolidated financial results of MarineMax cover periods when MarineMax and the Acquired Dealers were not under common management or control and are not necessarily indicative of the results that would have been achieved if MarineMax and the Acquired Dealers had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

     The success of the Company depends, in part, on the Company's ability to integrate the operations of the Acquired Dealers and other dealerships it acquires, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among its dealerships. The Company's senior executives operated independently in the recreational boat industry prior to the formation of the Company and have been assembled only recently as a management team. Management may not be able to oversee the combined entity efficiently or to implement effectively the Company's growth and operating strategies. To the extent that the Company is able to implement successfully its acquisition strategy, the resulting growth of the Company will place significant additional demands on the Company's management and infrastructure. The Company's failure to implement successfully its strategies or operate effectively the combined entity could have a material adverse effect on the Company's business, financial condition, and results of operations. These effects could include lower revenue, higher cost of sales, increased selling, general, and administrative expenses, and reduced margins on a consolidated basis. See "Introduction -- Development of the Company; Acquisitions" and "Business -- Strategy."

RELIANCE ON BRUNSWICK AND OTHER KEY MANUFACTURERS

     Approximately 88% of the Company's new boat revenue in fiscal 1998 resulted from sales of products manufactured by Brunswick, including 84% from Brunswick's Sea Ray division. The remainder of the Company's fiscal 1998 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of the Company's revenue. The Company's success depends to a significant extent on the continued popularity and reputation for quality of the boating products of its manufacturers, particularly Brunswick's Sea Ray boat lines. In addition, any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of the Company's manufacturers, particularly Brunswick's Sea Ray division given the Company's reliance on Sea Ray, would have a substantial impact on the Company's business.

     To ensure adequate inventory levels to support the Company's expansion, it may be necessary for Brunswick and other manufacturers to increase production levels or allocate a greater percentage of their production to the Company. The interruption or discontinuance of the operations of Brunswick or other manufacturers could cause the Company to experience shortfalls, disruptions, or delays with respect to needed inventory. Although the Company believes that adequate alternate sources would be available that could replace any manufacturer other than Brunswick as a product source, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices.

     Through its Operating Subsidiaries, the Company maintains dealer agreements with Brunswick covering Sea Ray products. The dealer agreement with each Operating Subsidiary has a 10-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray's applicable programs and the right of Brunswick in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs. The agreements do not give the Company the exclusive right to sell Sea Ray product lines within any particular territory or restrict the Company from selling competing products. See
"Business -- Dealer Agreements with Brunswick."

     As is typical in the industry, the Company deals with its manufacturers, other than the Sea Ray division of Brunswick, under renewable dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion. Any change or termination of these arrangements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect the Company's business, financial condition, and results of operations. In addition, the timing, structure, and amount of manufacturer sales incentives and rebates could impact the timing and profitability of the Company's sales. See "Special Considerations -- Boat Manufacturers' Control Over Dealers" and "Business -- Operations -- Suppliers and Inventory Management."

IMPACT OF GENERAL ECONOMIC CONDITIONS; DISCRETIONARY CONSUMER SPENDING; AND CHANGES IN TAX LAWS

     The Company's operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats. The Company's operations may be adversely affected by unfavorable local, regional, or national economic developments or by uncertainties regarding future economic prospects that reduce consumer spending in the markets served by the Company. Consumer spending on luxury goods can also be adversely affected as a result of declines in consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, often resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on consumers' ability or willingness to finance boat purchases, which could also adversely affect the ability of the Company to sell its products. Local influences, such as corporate downsizing and military base closings, also could adversely affect the Company's operations in certain markets. There can be no assurance that the Company could maintain its profitability during any such period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on certain new boat purchases, also could influence consumers' decisions to purchase products offered by the Company and could have a negative effect on the Company's sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992. See "Business -- U.S. Recreational Boating Industry."

INDUSTRY FACTORS

     The recreational boating industry is cyclical and has been stagnant in overall revenue growth over the last 10-year period. General economic conditions, consumer spending patterns, federal tax policies, and the cost and availability of fuel can impact overall boat purchases. See "Special Considerations -- Impact of General Economic Conditions; Discretionary Consumer Spending; and Changes in Tax Laws" and "Special Considerations -- Fuel Prices and Supply." The Company believes that the lack of increase in overall boat purchases is attributable to increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although the Company's strategy addresses many of these industry factors and the Company has achieved significant growth during the period of stagnant industry growth, there can be no assurance that the cyclical nature of the recreational boating industry or the lack of industry growth will not adversely affect the Company's business, financial condition, or results of operations in the future. See "Business -- U.S. Recreational Boating Industry."

RISKS ASSOCIATED WITH ACQUISITION STRATEGY

     The Company intends to grow significantly through the acquisition of additional recreational boat dealers. This strategy will entail reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit the Company's growth and negatively impact profitability. There can be no assurance that suitable acquisition candidates will be identified, that acquisitions of such candidates will be consummated, or that the operations of any acquired businesses will be successfully integrated into the Company's operations and managed profitably without substantial costs, delays, or other operational or financial difficulties. In addition, increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or to levels that would not result in the returns required by the Company's acquisition criteria.

     The Company may issue Common or Preferred Stock or incur substantial indebtedness in making future acquisitions. See "Special
Considerations -- Future Capital Needs; Debt Service Requirements; Possible Dilution Through Issuance of Stock," "Development of the Company; Acquisitions," and "Certain Relationships and Related Transactions." The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of the Common Stock. See "Special
Considerations -- Possible Volatility of Stock Price."

     The Company's ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

     - the availability of suitable acquisition candidates at attractive purchase prices,

     - the ability to compete effectively for available acquisition opportunities,

     - the availability of funds or Common Stock with a sufficient market price to complete the acquisitions,

     - the ability to obtain any requisite manufacturer approvals, and

     - the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on the Company in connection with their approval of acquisitions.

See "Business -- Strategy" and "Special Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion."

NECESSITY FOR MANUFACTURERS' CONSENT TO DEALER ACQUISITIONS AND MARKET EXPANSION

     Brunswick's dealer agreement with each of the Company's five original Acquired Dealers by its terms required the dealer to obtain Brunswick's consent to any change in the ownership of the dealer. Brunswick and the Company disputed the applicability of the change in control provisions to the Company's acquisition of the five original Acquired Dealers. In order to avoid a long, costly, and disruptive dispute, the Company and Brunswick entered into a Settlement Agreement on March 12, 1998 under which Brunswick agreed not to challenge the change in control provisions of the dealership agreements, and the Company agreed to pay Brunswick $15.0 million, together with accrued interest, no later than December 31, 1998. In the absence of the Settlement Agreement, Brunswick could have terminated the dealer agreements.

     The Company may be required to obtain the consent of Brunswick and various other manufacturers prior to the acquisition of other dealers. In determining whether to approve acquisitions, manufacturers may consider many factors, including the financial condition and ownership structure of the Company. Further, manufacturers may impose conditions on granting their approvals for acquisitions, including a limitation on the number of such manufacturers' dealers that may be acquired by the Company. The Company's ability to meet manufacturers' requirements for approving future acquisitions will have a direct bearing on the Company's ability to complete acquisitions and effect its growth strategy. There can be no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions, or take other action that could have a material adverse effect on the Company's acquisition program.

     The Company's growth strategy also entails expanding its product lines and geographic scope by obtaining additional distribution rights from its existing and new manufacturers. While the Company believes it will be successful in obtaining such distribution rights, there can be no assurance that such distribution rights will be granted to the Company or that it can obtain suitable alternative sources of supply if the Company is unable to obtain such distribution rights. The inability of the Company to expand its product lines and geographic scope by obtaining additional distribution rights could have a material adverse effect on the Company's business, financial condition, and results of operations.

     On April 28, 1998, the Company and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by the Company of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of the Company's revenue in its prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick's discretion. In the event that the Company's sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers (including the Company) in any fiscal year of Brunswick, the agreement provides that Company and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by the Company during Brunswick's next succeeding fiscal year, but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as the Company's Sea Ray boat sales exceed the 49% benchmark.

BOAT MANUFACTURERS' CONTROL OVER DEALERS

     Historically, boat manufacturers, including Brunswick, have exercised significant control over their dealers, restricted them to specified locations, and retained approval rights over changes in management and ownership. The continuation of the Company's dealer agreements with most manufacturers, including Brunswick, depends upon, among other things, the Company's achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction and market share goals set forth in any dealer agreement could result in the imposition of additional conditions in subsequent dealer agreements, termination of such dealer agreement by the manufacturer, limitations on boat inventory allocations, reductions in reimbursement rates for warranty work performed by the dealer, or denial of approval of future acquisitions. See "Business -- Dealer Agreements With Brunswick."

     The Company's dealer agreements with manufacturers, including Brunswick, generally do not give the Company the exclusive right to sell those manufacturers' products within a given geographical area. Accordingly, a manufacturer, including Brunswick, could authorize another dealer to start a new dealership in proximity to one or more of the Company's locations, or an existing dealer could move a dealership to a location that would be directly competitive with the Company. Such an event could have a material adverse effect on the Company and its operations. See "Business -- Dealer Agreements With Brunswick."

     The Company's dealer agreements, including those with Brunswick, provide for termination for a variety of causes. The Company believes that it has been and is in material compliance with all of its dealer agreements. The Company currently believes that it will be able to renew all of the dealer agreements upon expiration, but no such assurance can be given. See
"Business -- Operations -- Suppliers and Inventory Management" and
"Business -- Dealer Agreements With Brunswick."

     Each dealer agreement with Brunswick requires the dealer to (i) promote, display, advertise, and sell Sea Ray boats at each of its retail locations in accordance with the agreement and applicable laws; (ii) purchase and maintain sufficient inventory of current Sea Ray boats to meet the reasonable demand of customers at each of its locations and to meet the minimum inventory requirements applicable to all Sea Ray dealers; (iii) maintain at each retail location, or at another acceptable location, a service department to service Sea Ray boats promptly and professionally and to maintain parts and supplies to service Sea Ray boats properly on a timely basis; (iv) perform all necessary installation and inspection services prior to delivery to purchasers and perform post-sale services of all Sea Ray products sold by the dealer or brought to the dealer for service; (v) furnish purchasers with Sea Ray's limited warranty on new products and with information and training as to the sale and proper operation and maintenance of Sea Ray boats; (vi) assist Sea Ray in performing any product defect and recall campaigns; (vii) maintain complete product sales and service records; (viii) achieve annual sales performance in accordance with fair and reasonable sales levels established by Sea Ray, after consultation with the dealer, based on factors such as population, sales potential, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products; (ix) provide designated financial information; (x) conduct its business in a manner that preserves and enhances the reputation of Sea Ray and the dealer for providing quality products and services; (xi) maintain the financial ability to purchase and maintain on hand required inventory levels;
(xii) indemnify Sea Ray against any claims or losses resulting from the dealer's failure to meet its obligations to Sea Ray; (xiii) maintain customer service ratings sufficient to maintain Sea Ray's image in the marketplace; and (xiv) achieve within designated time periods and thereafter maintain master dealer status (which is Sea Ray's highest performance status) for the locations designated by Sea Ray and the dealer. See "Business -- Dealer Agreements With Brunswick."

FUTURE CAPITAL NEEDS; DEBT SERVICE REQUIREMENTS; POSSIBLE DILUTION THROUGH ISSUANCE OF STOCK

     The Company's future capital requirements will depend upon the size, timing, and structure of future acquisitions and its working capital and general corporate needs. If the Company finances future acquisitions in whole or in part through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, existing stockholders will experience a dilution in the voting power of their Common Stock and earnings per share could be negatively impacted. The extent to which the Company will be able or willing to use the Common Stock for acquisitions will depend on the market value of its Common Stock from time to time and the willingness of potential sellers to accept Common Stock as full or partial consideration. The inability of the Company to use its Common Stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue its acquisition program could materially limit the Company's growth.

     Any borrowings made to finance future acquisitions or for operations could make the Company more vulnerable to a downturn in its operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If the Company's cash flow from operations is insufficient to meet its debt service requirements, the Company could be required to sell additional equity securities, refinance its obligations, or dispose of assets in order to meet its debt service requirements. In addition, it is likely that any credit arrangements will contain financial and operational covenants and other restrictions with which the Company must comply, including limitations on capital expenditures and the incurrence of additional indebtedness. There can be no assurance that such financing will be available if and when needed by the Company or will be available on terms acceptable to the Company. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the Company's growth prospects and its business, financial condition, and results of operations.

     The Company has a three-year, $105 million revolving line of credit, which the Company plans to increase or supplement to provide $200 million of borrowing capacity. The Company believes its expanded credit facilities will be sufficient for its currently anticipated needs and will reflect competitive terms and conditions. Certain of the Company's assets, principally boat inventories, are pledged to secure the line of credit and other debt. While the Company believes it will continue to obtain adequate financing from lenders, there can be no assurance that such financing will be available to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Strategy."

     The Company does not itself incur credit risk in connection with its participation in financing the boat purchases of its customers. Instead, the Company originates these contracts for sale to independent financial institutions that provide credit for the Company's boat purchasers in a timely and efficient manner and at competitive rates in accordance with existing pre-sale agreements between the Company and such financial institutions.

RISKS RELATED TO INTERNAL GROWTH AND OPERATING STRATEGIES; MANAGEMENT OF GROWTH

     In addition to pursuing growth by acquiring boat dealers, the Company intends to continue to pursue a strategy of growth through opening new retail locations and offering new products in its existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

     - the Company's ability to identify new markets in which the Company can obtain distribution rights to sell its existing or additional product lines;

     - the Company's ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

     - its ability to hire, train, and retain qualified personnel;

     - the timely integration of new retail locations into existing operations;

     - the Company's ability to achieve adequate market penetration at favorable operating margins without the acquisition of an existing dealer; and

     - the Company's financial resources.

     The Company's dealer agreements with Brunswick require Brunswick's consent to open, close, or change retail locations that sell Sea Ray products, which consent cannot be unreasonably withheld, and other dealer agreements generally contain similar provisions. See "Business -- Dealer Agreements With Brunswick." There can be no assurance that the Company will be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect the Company's profitability.

     As a result of these growth strategies, the Company expects that management will expend significant time and effort in opening and acquiring new retail locations and introducing new products. There can be no assurance that the Company's systems, procedures, controls, or financial resources will be adequate to support the Company's expanding operations. The inability of the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's planned growth also will impose significant added responsibilities on members of senior management and require it to identify, recruit, and integrate additional senior level managers. There can be no assurance that suitable additions to management can be identified, hired, or retained. See "Special Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion" and "Business -- Strategy."

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

     The Company's business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. During the two-year period ended September 30, 1998, the average net sales for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 16%, 22%, 35%, and 27%, respectively, of the Company's average annual net sales. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. The Company's current operations are concentrated in the more temperate regions of the United States, and its business could become substantially more seasonal as it acquires dealers that operate in colder regions of the United States.

     The Company's business is also significantly affected by weather patterns, which may adversely impact the Company's operating results. For example, drought conditions or reduced rainfall levels, as well as excessive rain, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for the Company's products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of the Company's operations or damage to its boat inventories and facilities. Many of the

Company's dealerships sell boats to customers for use on reservoirs, thereby subjecting the Company's business to the continued viability of these reservoirs for boating use. Although the Company's geographic diversity and its future geographic expansion will reduce the overall impact on the Company of adverse weather conditions in any one market area, such conditions will continue to represent potential material adverse risks to the Company and its future operating performance. As a result of the foregoing and other factors, the Company's operating results in some future quarters could be below the expectations of stock market analysts and investors.

COMPETITION

     The Company operates in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, product distribution rights, and suitable retail locations, particularly on or near waterways. Such competition is intensified during periods of stagnant industry growth, such as currently exists.

     The Company competes primarily with single-location boat dealers and, with respect to sales of marine parts, accessories, and equipment, with national specialty marine parts and accessories stores, catalog retailers, sporting goods stores, and mass merchants. Competition among boat dealers is based on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets that the Company may enter. The Company competes in each of its markets with retailers of brands of boats and engines not sold by the Company in that market. In addition, several of the Company's competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources. Private sales of used boats represent an additional source of competition. See "Business -- Competition."

INCOME FROM FINANCING, INSURANCE, AND EXTENDED SERVICE CONTRACTS

     A portion of the Company's income results from referral fees derived from the placement of customer financing, insurance products, and extended service contracts (collectively, "F&I products"), the most significant component of which is the participation and other fees resulting from the Company's sale of customer financing contracts. The Company does not act as an insurance broker or agent or issue insurance policies on behalf of insurers. During fiscal 1998, F&I products accounted for approximately 2.3% of revenue.

     The availability of financing for the Company's boat purchasers and the level of participation and other fees received by the Company in connection with such financing depend on the particular agreement between the Company and the lender. These lenders may impose terms in their boat financing arrangements with the Company that may be unfavorable to the Company or its customers, resulting in reduced demand for its customer financing programs and lower participation and other fees.

     The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, under optional extended service contracts with customers, the Company may experience significant warranty claims that, in the aggregate, may be material to the Company's business. See "Business -- Products and Services -- F&I Products."

DEPENDENCE ON KEY PERSONNEL

     The Company believes its success depends, in large part, upon the continuing efforts and abilities of its executive officers. Although the Company has a five-year employment agreement with each of its executive officers, the Company cannot assure that such individuals will remain with the Company throughout the term of the agreements, or thereafter. As a result of the Company's decentralized operating strategy, the Company also relies on the management teams of its Operating Subsidiaries to manage the operations of its Operating Subsidiaries. In addition, the Company likely will depend on the senior management of any significant dealers it acquires in the future. The loss of the services of one or more of these key employees before the Company is able to attract and retain qualified replacement personnel could adversely affect the Company's business. See "Business -- Executive Officers."

PRODUCT AND SERVICE LIABILITY RISKS

     Products sold or serviced by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected the Company. Manufacturers of the products sold by the Company generally maintain product liability insurance. The Company also maintains third-party product liability insurance that it believes to be adequate. There can be no assurance, however, that the Company will not experience claims that are not covered by or that are in excess of its insurance coverage. The institution of any significant claims against the Company could adversely affect the Company's business, financial condition, and results of operations as well as its business reputation with potential customers. See "Business -- Product Liability."

IMPACT OF ENVIRONMENTAL AND OTHER REGULATORY ISSUES

     The Company's operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While the Company believes that it maintains all requisite licenses and permits and is in compliance with all applicable federal, state, and local regulations, there can be no assurance that the Company will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on the Company's business. Various federal, state, and local regulatory agencies, including OSHA, the EPA, and similar federal and local agencies, have jurisdiction over the operation of the Company's dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil.

     The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of the Company's manufacturers to comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Business -- Products and Services -- Marine Engines and Related Marine Equipment."

     Certain of the Company's facilities own and operate underground storage tanks for the storage of various petroleum products. The USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, if leakage from Company-owned or operated USTs migrates onto the property of others, the Company may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, the Company believes that its liabilities associated with UST testing, upgrades, and remediation are unlikely to have a material adverse effect on its financial condition or operating results.

     As with boat dealerships generally, and parts and service operations in particular, the Company's business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, the Company is subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

     The Company also is subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") imposes joint, strict, and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted Superfund statutes comparable to and, in some cases, more stringent than CERCLA. If the Company were to be found to be a responsible party under CERCLA or a similar state statute, the Company could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against the Company as a result of alleged exposure to hazardous substances resulting from the Company's operations. In addition, certain of the Company's retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

     The Company does not believe it has any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by the Company. The Company has also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of the Company's properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. The Company is monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the Acquired Dealers have indemnified the Company for specific environmental issues identified on certain environmental site assessments performed by the Company as part of the acquisitions. The Company maintains insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss. The Company also may have additional storage tank liability insurance and "Superfund" coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by the Company, or that such expenditures would not be material.

     One of the properties owned by the Company was historically used as a gasoline service station. Remedial action with respect to prior historical site activities on this property has been completed in accordance with federal and state law. Also, one of the Company's properties is within the boundaries of a Superfund site, although the Company's property has not been and is not expected to be identified as a contributor to the contamination in the area. The Company, however, does not believe that these environmental issues will result in any material liabilities to the Company.

     Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales and adversely affecting the Company's business, financial condition, and results of operations. See "Business -- Environmental and Other Regulatory Issues."

FUEL PRICES AND SUPPLY

     All of the recreational boats sold by the Company are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale, of such fuel on a regional or national basis could have a material adverse effect on the Company's sales and operating results. At various times in the past, diesel or gasoline fuel has been difficult to obtain, and there can be no assurance that the supply of such fuels will not be interrupted, that rationing will not be imposed, or that the price of or tax on such fuels will not significantly increase in the future. See "Business -- U.S. Recreational Boating Industry."

AMORTIZATION OF INTANGIBLE ASSETS

     The Company's acquisitions that have been accounted for as purchases have resulted in goodwill of approximately $15.5 million, which will be amortized over a period of 40 years. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets for purposes of the Company's balance sheet. The Company is required to amortize the goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of the Company's Common Stock.

CONFLICTS RELATING TO TRANSACTIONS WITH AFFILIATES

     The Company leases two retail locations from an irrevocable trust of which relatives of Louis R. DelHomme Jr., a principal stockholder of the Company, are the beneficiaries; a retail location from David H. Pretasky, an executive officer and principal stockholder of the Company; and four retail locations from partnerships in which Paul Graham Stovall, a director, executive officer, and principal stockholder of the Company, is an owner. These arrangements were not negotiated on an arms'-length basis. While the Company intends to enter into any future related party transactions on terms no less favorable than those the Company could obtain from unrelated third parties, the interests of directors or officers of the Company or holders of more than 5% of its Common Stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of such persons in their capacities with the Company.

CONTROL BY OFFICERS, DIRECTORS, AND CERTAIN STOCKHOLDERS

     The Company's directors, executive officers, and persons associated with them own beneficially a total of approximately 43% of the issued and outstanding shares of Common Stock, exclusive of options to acquire 357,767 additional shares of Common Stock. As a result of such ownership, such persons will have the power effectively to control the Company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of the Company.

     The Company, Brunswick, and various senior executive officers of the Company are parties to a Stockholders' Agreement, and the Company and Brunswick are parties to a Governance Agreement, each dated April 28, 1998. Subject to certain limitations, the Stockholders' Agreement provides various rights of first refusal on the sale of shares of Common Stock by the parties to the agreement, particularly in the event that Brunswick does not own its Targeted Investment Percentage of 19% of the Company's Common Stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. The Governance Agreement provides for various terms and conditions concerning Brunswick's participation in the corporate governance of the Company. Among other provisions and subject to certain conditions, the Governance Agreement requires Brunswick and the senior executives to vote their Common Stock for nominees of the Board of Directors in the election of directors and to vote their Common Stock in favor of all proposals and recommendations approved by the Company's Board of Directors and submitted to a vote of the Company's stockholders.

     As a result, the Stockholders' Agreement and the Governance Agreement will have the effect of increasing the control of the Company's directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock could be subject to wide fluctuations as a result of many factors. Factors that could affect the trading price include the following:

     - variations in operating results,

     - the level and success of the Company's acquisition program and new store openings,

     - variations in same-store sales,

     - the success of dealership integration,

     - relationships with manufacturers,

     - changes in earnings estimates published by analysts,

     - general economic, political, and market conditions,

     - seasonality and weather conditions,

     - governmental policies and regulations,

     - the performance of the recreational boat industry in general, and

     - factors relating to suppliers and competitors.

     In addition, the relatively few shares held by the public, market demand for small- and mid-capitalization stocks, and price and volume fluctuations in the stock market unrelated to the Company's performance could result in significant fluctuations in market price of the Company's Common Stock. The performance of the Company's Common Stock could adversely affect the ability of the Company to raise equity in the public markets and adversely affect its acquisition program.

IMMEDIATE AND SUBSTANTIAL DILUTION

     The issuance of additional Common Stock in the future, including shares which may be issued pursuant to option grants and future acquisitions, may result in dilution in the net tangible book value per share of the Common Stock. The Board of Directors of the Company has the legal power and authority to determine the terms of an offering of shares of the Company's capital stock (or securities convertible into or exchangeable for such shares) to the extent of the Company's shares of authorized and unissued capital stock.

SHARES ELIGIBLE FOR FUTURE SALE

     As of September 30, 1998, there were outstanding 14,600,428 shares of the Company's Common Stock. Of these shares, 4,780,569 were freely tradable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), unless held by an "affiliate" of the Company, as that term is defined in Rule 144 ("Rule 144") under the Securities Act. Shares held by affiliates of the Company are subject to the resale limitations of Rule 144 described below. All of the 9,819,859 remaining outstanding shares of Common Stock were issued in connection with the acquisition of the Acquired Dealers and will be available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the Securities Act.

     The Company has issued options to purchase approximately 1,707,000 shares of Common Stock under the 1998 Incentive Stock Plan and has reserved 500,000 shares of Common Stock for issuance under the 1998 Employee Stock Purchase Plan. The Company has filed a registration statement under the Securities Act to register the Common Stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of the Company, who will be subject to the volume and other limitations of Rule 144.

     The Company may issue additional shares of Common Stock or Preferred Stock under the Securities Act as part of any acquisition it may complete in the future. Pursuant to Rule 145 under the Securities Act, these shares generally will be freely tradable after their issuance by persons not affiliated with the Company or the acquired companies.

HOLDING COMPANY STRUCTURE

     The Company is a holding company, the principal assets of which are the shares of the capital stock of its subsidiaries, including the Operating Subsidiaries. As a holding company without independent means of generating operating revenue, the Company depends on dividends and other payments from its subsidiaries to fund its obligations and meet its cash needs. Expenses of the Company include salaries of its executive officers, insurance, professional fees, and service of indebtedness that may be outstanding from time to time. Financial covenants under future loan agreements of the Company's subsidiaries may limit such subsidiaries' ability to make sufficient dividend or other payments to permit the Company to fund its obligations or meet its cash needs, in whole or in part.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Moreover, financing covenants under certain of the Company's loan agreements restrict its ability to pay dividends.

ANTI-TAKEOVER EFFECT OF CERTIFICATE AND BYLAW PROVISIONS, DELAWARE LAW, AND CONTRACT PROVISIONS

     Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and Delaware law may make a change in the control of the Company more difficult to effect, even if a change in control were in the stockholders' interest or might result in a premium over the market price for the shares held by the stockholders. The Company's Restated Certificate of Incorporation and Bylaws divide the Board of Directors into three classes of directors elected for staggered three-year terms. The Restated Certificate of Incorporation also provides that the Board of Directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by the Company's stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Common Stock. The Restated Certificate of Incorporation also allows the Board of Directors to fix the number of directors and to fill vacancies on the Board of Directors.

     The Company also is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner. The senior executives of the five original Acquired Dealers and Stovall were exempted from the application of Section 203.

     Certain of the Company's dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in the Company. See "Special Considerations -- Boat Manufacturers' Control Over Dealers" and "Business -- Operations -- Suppliers and Inventory Management." In addition, the Stockholders' Agreement and Governance Agreement will have the effect of increasing the control of the Company's directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the boating industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under "Special Considerations."

ITEM 2.  PROPERTIES

     The Company leases its corporate offices in Clearwater, Florida and additional administrative, warehouse, and service facilities in Texas. The Company also leases 25 of its retail locations under leases that generally contain multi-year renewal options and often grant the Company a first right of refusal to purchase the property at fair value. In all such cases, the Company pays a fixed rent at market rates. In substantially all of the leased locations, the Company is responsible for taxes, utilities, insurance, and routine repairs and maintenance. The Company owns the property associated with its 15 other retail locations. See "Business -- Development of the Company; Acquisitions."

     The following table reflects the status, approximate size, and facilities of the Company's various retail locations as of the date of this Report.

                                OWNED OR         SQUARE                FACILITIES             OPERATED
         LOCATION                LEASED        FOOTAGE(1)             AT PROPERTY              SINCE          WATERFRONT
--------------------------  -----------------  ----------   --------------------------------  --------    -------------------
ARIZONA
Tempe.....................  Company owned        34,000     Retail and service                  1992      --

CALIFORNIA
Oakland...................  Third-party lease    17,700     Retail and service; 20 wet slips    1985      Alameda Estuary
                                                                                                          (San Francisco Bay)
Redding...................  Company owned        11,700     Retail and service                  1978      --
Santa Rosa................  Third-party lease     8,100     Retail and service                  1990      --
Sacramento................  Company owned        24,800     Retail and service                  1995      --
Sacramento (River Bend)
  (floating facility).....  Third-party lease       500     Retail and service; 20 wet slips    1998      Sacramento River

FLORIDA
Brandon (mall store)......  Third-party lease     1,000     Retail only                         1998      --
Clearwater................  Company owned        42,000     Retail and service; 16 wet slips    1973      Tampa Bay
Cocoa.....................  Company owned        15,000     Retail and service                  1968      --
Ft. Lauderdale............  Third-party lease     2,400     Retail and service; 15 wet slips    1977      Intracoastal
                                                                                                          Waterway
Fort Myers................  Third-party lease     8,000     Retail and service; 18 wet slips    1983      Caloosahatchee
                                                                                                          River
Miami.....................  Company owned         7,200     Retail and service; 15 wet slips    1980      Intracoastal
                                                                                                          Waterway
Naples....................  Company owned        19,600     Retail and service; 13 wet slips    1997      Naples Bay
Palm Beach................  Company owned        22,800     Retail and service; 8 wet slips     1998      Intracoastal
                                                                                                          Waterway
Palm Beach (mall store)...  Third-party lease     2,000     Retail only                         1998      --

                                OWNED OR         SQUARE                FACILITIES             OPERATED
         LOCATION                LEASED        FOOTAGE(1)             AT PROPERTY              SINCE          WATERFRONT
--------------------------  -----------------  ----------   --------------------------------  --------    -------------------
Pompano Beach.............  Company owned        23,000     Retail and service; 16 wet slips    1990      Intracoastal
                                                                                                          Waterway
Stuart(2).................  Company owned         6,700     Retail and service; 60 wet slips    1994      Intracoastal
                                                                                                          Waterway
Tampa.....................  Company owned        13,100     Retail and service                  1995      --

GEORGIA
Augusta...................  Affiliate lease       8,000     Retail and service; 15 wet slips    1988      Clark Hill Lake
Forest Park (Atlanta).....  Affiliate lease      47,300     Retail and service                  1973      --
Kennesaw (Atlanta)........  Affiliate lease      12,000(3)  Retail and service                  1996      --
Lake Lanier...............  Affiliate lease       3,000     Retail and service; 50 wet slips    1981      Lake Lanier

MINNESOTA
Bay Port..................  Third-party lease       450     Retail only; 10 wet slips           1996      St. Croix River
Rogers....................  Company owned        70,000     Retail, service, and storage        1991      --
Walker....................  Company owned        76,400     Retail, service, and storage        1989      --
Walker....................  Company owned         6,800     Retail and service; 93 wet slips    1977      Leech Lake
Woodbury..................  Third-party lease    13,392     Retail and service                  1997      --

NEVADA
Las Vegas.................  Company owned        21,600     Retail and service                  1990      --

NORTH CAROLINA
Wrightsville Beach........  Affiliate lease      34,523     Retail, service, and storage        1996      Intracoastal
                                                                                                          Waterway

OHIO
Mentor (Cleveland)........  Third-party lease    17,500     Retail and service                  1991      --
Port Clinton..............  Affiliate lease      63,700     Retail, service, and storage;       1974      Lake Erie
                                                            155 wet slips
Port Clinton..............  Affiliate lease      93,250     Retail, service, and storage        1997      Lake Erie
Toledo....................  Affiliate lease      12,240     Retail and service                  1989      --

TEXAS
Fort Worth................  Third-party lease     1,600     Retail only                         1997      --
Houston...................  Affiliate lease      10,000     Retail only(4)                      1987      --
Houston...................  Affiliate lease      10,000     Retail only(4)                      1981      --
League City (floating
  facility)(5)............  Third-party lease       800     Retail and service; 30 wet slips    1988      Clear Lake
Lewisville (Dallas).......  Third-party lease    10,000     Retail and service                  1992      Lake Lewisville
Lewisville (Dallas)
  (floating facility).....  Third-party lease       500     Retail only; 20 wet slips(6)        1994      Lake Lewisville
Montgomery (floating
  facility)...............  Third-party lease       600     Retail only; 10 wet slips           1995      Lake Conroe

---------------
(1) Square footage does not include outside sales space or dock or marina facilities.

(2) The Stuart retail property consists of two parcels, each of which is owned by a separate, wholly owned subsidiary of the Company.

(3) Includes 4,000 square feet currently under construction for a new service center.

(4) Service performed at Houston service center leased by the Company from an affiliate of one of the Operating Subsidiaries.

(5) The floating facility is owned by the Company; however, the related dock and marina space is leased by the Company from an unaffiliated third-party.

(6) Shares service facility located at the other Lewisville retail location.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising out of its operations in the ordinary course of business. The Company does not believe that such proceedings, even if determined adversely, will have a material adverse effect on its business, financial condition, or results of operations.

     On November 28, 1998, the Company terminated for cause the employment of Richard C. LaManna Jr., Richard C. LaManna III, and Darrell C. LaManna (collectively, the "LaMannas") under their employment agreements dated as of March 1, 1998. The Company also removed each of the LaMannas as officers of the Company. In accordance with the terms of the employment agreements, the Company ceased the payment of compensation to the LaMannas. The LaMannas have disputed the termination of their employment by the Company, including the termination of their compensation. As a result, the Company, on December 23, 1998, commenced binding arbitration before the American Arbitration Association in Tampa, Florida as required by the terms of the employment agreements. The Company's Demand for Arbitration and Statement of Claims to resolve any disputes arising out of the employment agreements was based on various breaches and acts of misconduct by the LaMannas.

     On November 30, 1998, the Company filed a lawsuit against the LaMannas in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 98-2429-CIV-T-25F. The Company alleges that the LaMannas engaged in activities in connection with the Company's acquisition of Harrison's Boat Center, Inc., Harrison's Marine Center of Arizona, Inc., and related entities (collectively, "Harrison's") that constituted breaches of the representations and warranties in the merger documents. The complaint requests damages, attorneys' fees and costs, and a declaratory judgment regarding the Company's rights, status, and legal relations relative to, among other things, the LaMannas' agreement to indemnify the Company.

     On December 21, 1998, the LaMannas filed a lawsuit against the Company and certain of its directors in the Superior Court of Shasta County, California, Case No. 136666. The complaint alleges that the Company and certain of its officers and directors engaged in activities during and after the Company's acquisition of Harrison's that constituted fraud, constructive fraud, breach of fiduciary duty, conversion, breach of contract, wrongful termination in violation of public policy, age discrimination, discrimination based on perceived disability, intentional and negligent infliction of emotional distress, negligent misrepresentation, defamation, and conspiracy, all allegedly in violation of California state law. In particular, the plaintiffs allege that certain of the Acquired Dealers and certain of the Company's officers and directors (i) fraudulently induced the plaintiffs to sign various documents, including their employment agreements, (ii) did not treat the plaintiffs equitably in the merger valuation process, and (iii) terminated the plaintiffs without cause. The complaint requests damages, rescission, and punitive damages. The Company believes that this lawsuit is substantively without merit and is procedurally defective since, among other things, the claims set forth in the lawsuit either are subject to binding arbitration or are properly subject to the proceeding before the United States District Court for the Middle District of Florida. The Company intends to vigorously defend this action and to pursue its Florida Federal District Court action and the arbitration against the LaMannas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol HZO since its initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the Common Stock for each calendar quarter indicated as reported on the New York Stock Exchange.

                                                              HIGH      LOW
                                                             ------    ------
SECOND QUARTER (FROM JUNE 3, 1998).........................  $14.19    $12.38
THIRD QUARTER..............................................  $12.38    $ 7.56
FOURTH QUARTER (THROUGH DECEMBER 15, 1998).................  $ 9.06    $ 7.50

     On December 15, 1998, the closing sale price of the Company's Common Stock was $7.94 per share. On December 15, 1998, there were approximately 68 record holders and approximately 1,500 beneficial owners of the Company's Common Stock.

     Pursuant to private placements under Section 4(2) of the Securities Act, and in connection with the following acquisitions, the Company issued shares of its Common Stock to the following persons in the following amounts:

                             VALUE PER
DATE                SHARES   SHARE(1)           ACQUISITIONS                  ISSUED TO
----                -------  ---------          ------------                  ---------
July 7, 1998        723,386   $12.50     Cochran's                    Three former shareholders
July 30, 1998       412,390   $12.50     Sea Ray of Wilmington, Inc.  Six former shareholders
September 3, 1998    14,652   $ 8.53     Brevard                      Brevard
September 30, 1998  250,000   $ 9.36     Treasure Cove Marina, Inc.   Treasure Cove Marina, Inc.

---------------
(1) Value used in determining acquisition consideration.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included elsewhere in this Report. The Balance Sheet Data as of September 30, 1997 and 1998 and the Statements of Operations Data for the year ended December 31, 1996, the nine months ended September 30, 1997, and the year ended September 30, 1998 were derived from the Consolidated Financial Statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants, and are included elsewhere in this Report. The Balance Sheet Data as of December 31, 1994, 1995, and 1996 and the Statements of Operations Data for the years ended December 31, 1994 and 1995, the nine months ended September 30, 1996, and the 12-month period ended September 30, 1997 have been derived from the unaudited financial statements of the Company, which in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the selected financial data shown. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                         NINE MONTHS ENDED
                                                        YEAR ENDED DECEMBER 31,            SEPTEMBER 30,
                                                    --------------------------------    --------------------
                                                      1994        1995        1996        1996        1997
                                                    --------    --------    --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................  $141,800    $168,111    $197,609    $156,611    $200,414
Cost of sales.....................................   109,543     128,823     149,948     117,514     150,479
                                                    --------    --------    --------    --------    --------
Gross profit......................................    32,257      39,288      47,661      39,097      49,935
Selling, general, and administrative expenses.....    24,895      31,071      38,650      25,378      30,388
Non-recurring settlement(1).......................        --          --          --          --          --
                                                    --------    --------    --------    --------    --------
Income from operations............................     7,362       8,217       9,011      13,719      19,547
Interest expense, net.............................     1,058       1,414       1,823       1,453       1,806
                                                    --------    --------    --------    --------    --------
Income before tax provision (benefit).............     6,305       6,803       7,188      12,266      17,741
Tax provision (benefit)...........................        31         (20)         42         661         596
                                                    --------    --------    --------    --------    --------
Net income (loss).................................  $  6,273    $  6,823    $  7,146    $ 11,605    $ 17,146
                                                    ========    ========    ========    ========    ========
Net income (loss) per share: Diluted........................................................................
Weighted average number of shares: Diluted..................................................................

OTHER DATA:
Number of stores(2)...............................        19          22          23          23          24
Sales per store(3)................................  $  6,449    $  6,572    $  7,124    $  7,027    $  8,722
Same-store sales growth(4)........................        12%         14%         14%          8%         28%

                                                       TWELVE                           PRO FORMA
                                                       MONTHS         FISCAL YEAR      FISCAL YEAR
                                                        ENDED            ENDED            ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1997             1998            1998(5)
                                                    -------------    -------------    -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................    $239,551        $   291,182      $   291,182
Cost of sales.....................................     180,998            220,364          220,364
                                                      --------        -----------      -----------
Gross profit......................................      58,552             70,818           70,818
Selling, general, and administrative expenses.....      44,424             52,479           47,679
Non-recurring settlement(1).......................          --             15,000               --
                                                      --------        -----------      -----------
Income from operations............................      14,128              3,339           23,139
Interest expense, net.............................       1,951              2,212            2,212
                                                      --------        -----------      -----------
Income before tax provision (benefit).............      12,177              1,127           20,927
Tax provision (benefit)...........................         (73)             1,705            8,371
                                                      --------        -----------      -----------
Net income (loss).................................    $ 12,251        $      (577)     $    12,556
                                                      ========        ===========      ===========
Net income (loss) per share: Diluted...........................       $     (0.05)     $      1.14
                                                                      ===========      ===========
Weighted average number of shares: Diluted.....................        11,027,949       11,027,949
                                                                      ===========      ===========
OTHER DATA:
Number of stores(2)...............................          26                 41
Sales per store(3)................................    $ 10,536        $    11,269
Same-store sales growth(4)........................          26%                18%

                                                                     DECEMBER 31,                         SEPTEMBER 30,
                                                           --------------------------------      --------------------------------
                                                            1994         1995         1996           1997               1998
                                                           -------      -------      ------      -------------      -------------
BALANCE SHEET DATA:
Working capital..........................................  $ 7,312      $ 7,408      $8,560         $23,556            $29,079
Total assets.............................................   50,339       59,992      82,312          89,591            150,458
Long-term debt (including current portion)...............    1,314        1,161       1,438           7,414              3,692
Total stockholders' equity...............................   10,350       11,319      12,885          23,298             66,335

---------------
(1) Consists of Brunswick settlement obligation. See "Special
    Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion."
(2) Includes only those stores open at period end.
(3) Includes only those stores open for the entire preceding 12- or nine-month period, respectively.
(4) New stores are included in the comparable base at the beginning of the store's thirteenth month of operations.
(5) Pro forma amounts reflect a $4.8 million ($0.26 per diluted share) reduction in selling, general, and administrative expense for contractually lowered compensation, a $15.0 million ($0.82 per diluted share) reduction of the non-recurring Brunswick Settlement, and pro forma income taxes as if all the Company's Operating Subsidiaries always operated as C corporations for income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

     The Company is the largest recreational boat retailer in the United States with fiscal 1998 revenue approaching $300 million. Through 40 retail locations in nine states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers boat brokerage services.

     MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. On March 1, 1998, MarineMax acquired, in separate merger transactions, all of the issued and outstanding common stock of Bassett Boat Company of Florida, Gulfwind South, Inc., Gulfwind U.S.A., Inc., 11502 Dumas, Inc. and subsidiaries d/b/a Louis DelHomme Marine, Harrison's Boat Center, Inc., and Harrison's Marine Centers of Arizona, Inc. (collectively, the "Original Merged Companies") in exchange for 7,799,844 shares of the Company's Common Stock. On July 7, 1998, the Company acquired, in separate merger transactions, all of the issued and outstanding common stock of Cochran's Marine, Inc. and C & N Marine Corporation (together "Cochran's Marine") in a merger transaction in exchange for 603,386 shares of its Common Stock. On July 30, 1998, the Company acquired all of the issued and outstanding common stock of Sea Ray of Wilmington, Inc. (f.k.a. Skipper Bud's of North Carolina) in a merger transaction in exchange for 412,390 shares of its Common Stock.

     These business combinations (collectively the "Pooled Companies") have been accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements of the Company have been restated to reflect the operations as if the companies had operated as one entity since inception.

     In addition to the Pooled Companies, the Company has acquired four additional boat retailers and companies owning real estate used in the operations of certain subsidiaries of the Company (collectively, the "Purchased Companies"). In connection with these acquisitions, the Company issued an aggregate of 2,268,984 shares of its common stock and paid an aggregate of approximately $7.2 million in cash, resulting in the recognition of an aggregate of $15.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

     Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the fiscal year ended September 30, 1998 to the 12 months ended September 30, 1997, the nine months ended September 30, 1997 to the nine months ended September 30, 1996, and calendar 1996 to calendar 1995 and should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere in this Report.

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

     The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling $4.8 million and $8.2 million for the fiscal year ended September 30, 1998 and the 12 months ended September 30, 1997, respectively, $4.7 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively, and $9.8 million and $7.3 million for the years ended December 31, 1996 and 1995, respectively. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                         CALENDAR YEAR ENDED DECEMBER 31,          NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------   -------------------------------------
                                             1995                 1996                1996                1997
                                      ------------------   ------------------   -----------------   -----------------
Revenue.............................  $168,111    100.0%   $197,609    100.0%   $156,611   100.0%   $200,414   100.0%
Cost of sales.......................   128,823     76.6%    149,948     75.9%    117,514    75.0%    150,479    75.1%
                                      --------             --------             --------            --------
Gross profit........................    39,288     23.4%     47,661     24.1%     39,097    25.0%     49,935    24.9%
Selling, general, and administrative
 expenses...........................    31,071     18.2%     38,650     19.6%     25,378    16.2%     30,388    15.2%
Non-recurring settlement............        --      0.0%         --      0.0%         --     0.0%         --     0.0%
                                      --------             --------             --------            --------
Income from operations..............     8,217      4.9%      9,011      4.6%     13,719     8.8%     19,547     9.8%
Interest expense, net...............     1,414      0.8%      1,823      0.9%      1,453     0.9%      1,806     0.9%
                                      --------             --------             --------            --------
Income before tax provision.........     6,803      4.0%      7,188      3.6%     12,266     7.8%     17,741     8.9%
                                      ========             ========             ========            ========

                                        TWELVE MONTHS        FISCAL YEAR
                                            ENDED               ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                            1997                1998
                                      -----------------   -----------------
Revenue.............................  $239,551   100.0%   $291,182   100.0%
Cost of sales.......................   180,998    75.6%    220,364    75.7%
                                      --------            --------
Gross profit........................    58,552    24.4%     70,818    24.3%
Selling, general, and administrative
 expenses...........................    44,424    18.5%     52,479    18.0%
Non-recurring settlement............        --     0.0%     15,000     5.2%
                                      --------            --------
Income from operations..............    14,128     5.9%      3,339     1.1%
Interest expense, net...............     1,951     0.8%      2,212     0.8%
                                      --------            --------
Income before tax provision.........    12,177     5.1%      1,127     0.4%
                                      ========            ========

Fiscal Year Ended September 30, 1998 Compared to Twelve Months Ended September 30, 1997

     Revenue. Revenue increased $51.6 million, or 21.6%, to $291.2 million for the fiscal year ended September 30, 1998 from $239.6 million for the 12-month period ended September 30, 1998. Of this increase, $43.0 million was attributable to 18% growth in comparable stores sales in 1998 and $8.6 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in fiscal 1998 resulted primarily from more effective utilization of the prospective customer tracking feature of the integrated computer system, a trend toward larger boats in certain markets, a greater emphasis on used boat sales, the continued implementation of the MarineMax Value-Price sales approach, which the Company believes has resulted in increased closing rate on sales, and participation in additional boat shows.

     Gross Profit. Gross profit increased $12.3 million, or 20.9%, to $70.8 million for the fiscal year ended September 30, 1998 from $58.5 million for the 12-month period ended September 30, 1997. Gross profit margin as a percentage of revenue decreased slightly from 24.4% to 24.3% during the 12-month period ended September 30, 1997 and the fiscal year ended September 30, 1998. The decrease was due to increased sales of products with a historically lower gross profit percentage, such as used boat sales, partially offset by the implementation of the MarineMax Value-Price sales approach, which generally results in improved overall gross profit margins.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $8.1 million, or 18.1%, to $52.5 million for the fiscal year ended September 30, 1998 from $44.4 million for the 12-month period ended September 30, 1997. Selling, general, and administrative expenses as a percentage of revenue decreased to 18.0% in 1998 from 18.5% in 1997. This reduction was primarily due to proportionally lower stockholder-employee compensation.

     Non-Recurring Settlement. The Non-Recurring Settlement for the fiscal year ended September 30, 1998 was attributable to a $15.0 million settlement under the Settlement Agreement the Company entered into with Brunswick.

     Interest Expense, Net. Interest expense, net increased approximately $261,000, or 13.4%, to $2.2 million for the fiscal year ended September 30, 1998 from $2.0 million for the 12-month period ended September 30, 1997. Interest expense, net as a percentage of revenue, remained relatively constant at 0.8% during the fiscal year ended September 30, 1998 and the 12-month period ended September 30, 1997. Total interest charges increased as a result of increased debt associated with higher levels of outstanding borrowings related to the increased level of inventories required to support the increase in revenue.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenue. Revenue increased $43.8 million, or 27.9%, to $200.4 million for the nine-month period ended September 30, 1997 from $156.6 million for the nine-month period ended September 30, 1996. Of this increase, $39.0 million was attributable to 25.9% growth in comparable stores sales in 1997 and $4.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1997 resulted primarily from more effective utilization of the prospective customer tracking feature of the integrated computer system, a greater emphasis on used boat sales, the addition of the Boston Whaler product line at 12 locations, the introduction of the MarineMax Value-Price sales approach at seven retail locations, which the Company believes has resulted in increased closing rate on sales, and participation in additional boat shows.

     Gross Profit. Gross profit increased $10.8 million, or 27.7%, to $49.9 million for the nine-month period ended September 30, 1997 from $39.1 million for the nine-month period ended September 30, 1996. Gross profit margin as a percentage of revenue remained relatively constant at 24.9% during the nine-month periods ended September 30, 1997 and 1996.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $5.0 million, or 19.7%, to $30.4 million for the nine-month period ended September 30, 1997 from $25.4 million for the nine-month period ended September 30, 1996. Selling, general, and administrative expenses as a percentage of revenue decreased to 15.2% in 1997 from 16.2% in 1996. This reduction was primarily due to proportionally lower stockholder-employee compensation.

     Interest Expense, Net. Interest expense, net increased approximately $352,000, or 24.2%, to $1.8 million for the nine-month period ended September 30, 1997 from $1.5 million for the nine-month period ended September 30, 1996. Interest expense, net as a percentage of revenue, remained relatively constant at 0.9% during the nine-month periods ended September 30, 1997 and 1996. Total interest charges increased as a result of increased debt associated with the redemption of Common Stock and higher levels of outstanding borrowings related to the increased level of inventories required to support the increase in revenue.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenue. Revenue increased $29.5 million, or 17.5%, to $197.6 million in 1996 from $168.1 million in 1995. Of this increase, $22.9 million was attributable to 14.2% growth in comparable stores sales and $6.6 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1996 was due primarily to increased use of the prospective customer tracking feature of the integrated computer system, a stronger emphasis on used boat sales and parts and service sales, the addition of product lines (such as Baja, Challenger, Sea Hunt, and Sea Pro) in selected locations, and participation in additional boat shows.

     Gross Profit. Gross profit increased $8.4 million, or 21.1%, to $47.7 million in 1996 from $39.3 million in 1995. Gross profit as a percentage of revenue increased to 24.1% in 1996 from 23.4% in 1995. The gross profit increase was primarily due to more effective utilization of the integrated computer system, which allowed for more timely monitoring and emphasis on daily and monthly gross profit margins, and increased sales of products that historically result in higher gross profits such as finance and insurance contracts.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $7.6 million, or 24.4%, to $38.7 million in 1996 from $31.1 million in 1995. Selling, general, and administrative expenses as a percentage of revenue increased to 19.6% in 1996 from 18.5% in 1995. The increase in selling, general, and administrative expenses as a percentage of revenue was primarily due to an additional $1.2 million of stockholder-employee compensation and $800,000 in additional advertising expense in excess of their proportion to the increase in revenue. The increase in advertising expense was primarily associated with the addition of new product lines as noted above.

     Interest Expense, Net. Interest expense, net increased approximately $409,000, or 29.0%, to $1.8 million in 1996 from $1.4 million in 1995. Interest expense, net as a percentage of revenue, increased to 0.9% in 1996 from 0.8% in 1995. The increase in interest charges was a result of increased debt associated with the redemption of Common Stock and higher levels of outstanding borrowings related to the increased level of inventories required to support the increase in revenue.

QUARTERLY DATA AND SEASONALITY

     The following table sets forth certain unaudited quarterly financial data for each of the Company's last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such quarterly financial information.

     The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

     Additionally, due to the issuance of Common Stock in connection with the acquisition of property and equipment and the initial public offering of 4,780,569 shares (3,515,824 by the Company and 1,264,745 by Selling Stockholders) the comparisons of earnings per share is also difficult and less meaningful on a historical basis.

     The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                DECEMBER 31,    MARCH 31,    JUNE 30,    SEPTEMBER 30,
                                    1996           1997        1997           1997
                                -------------   ----------   ---------   --------------
Revenue.......................    $  39,137     $  52,183    $  78,133     $  70,097
Cost of sales.................       30,519        40,055       58,531        51,893
                                  ---------     ---------    ---------     ---------
Gross profit..................        8,617        12,128       19,603        18,204
Selling, general, and
  administrative expenses.....       14,036         8,865       10,717        10,806
Non-recurring settlement......
                                  ---------     ---------    ---------     ---------
Income (loss) from
  operations..................       (5,419)        3,263        8,886         7,398
Interest expense (income),
  net.........................          145           287          727           792
                                  ---------     ---------    ---------     ---------
Income (loss) before tax
  provision...................       (5,564)        2,976        8,159         6,606
Tax provision (benefit).......         (669)           22          186           388
                                  ---------     ---------    ---------     ---------
Net income (loss).............    $  (4,895)    $   2,955    $   7,973     $   6,218
                                  =========     =========    =========     =========
Net income (loss) per share:
  Diluted.....................    $   (0.51)    $    0.33    $    0.90     $    0.70
                                  =========     =========    =========     =========
Weighted average number of
  shares: Diluted.............    9,676,931     8,901,818    8,901,818     8,901,818
                                  =========     =========    =========     =========

                                DECEMBER 31,    MARCH 31,     JUNE 30,    SEPTEMBER 30,
                                    1997           1998         1998           1998
                                -------------   ----------   ----------   --------------
Revenue.......................    $  46,401     $  62,382    $  105,250     $   77,149
Cost of sales.................       36,662        47,861        80,337         55,505
                                  ---------     ---------    ----------     ----------
Gross profit..................        9,739        14,521        24,913         21,645
Selling, general, and
  administrative expenses.....       14,227        11,747        13,495         13,010
Non-recurring settlement......                     15,000
                                  ---------     ---------    ----------     ----------
Income (loss) from
  operations..................       (4,488)      (12,226)       11,419          8,635
Interest expense (income),
  net.........................          350           742         1,468           (349)
                                  ---------     ---------    ----------     ----------
Income (loss) before tax
  provision...................       (4,839)      (12,968)        9,950          8,984
Tax provision (benefit).......         (341)       (4,844)        3,468          3,422
                                  ---------     ---------    ----------     ----------
Net income (loss).............    $  (4,498)    $  (8,124)   $    6,482     $    5,562
                                  =========     =========    ==========     ==========
Net income (loss) per share:
  Diluted.....................    $   (0.51)    $   (0.87)   $     0.56     $     0.39
                                  =========     =========    ==========     ==========
Weighted average number of
  shares: Diluted.............    8,901,818     9,365,970    11,629,478     14,334,967
                                  =========     =========    ==========     ==========

     All quarters have been restated to include the results of operations of the Cochran's Marine and the Sea Ray of Wilmington, Inc. acquisitions that have been accounted for under the pooling-of-interests method of accounting. Additionally, in order to maintain consistency and comparability between periods, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statements of the current period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. Historically, the Pooled Companies utilized a combination of floor plan financing, working capital lines of credit, and loans from stockholders to finance inventory levels. These historic facilities had varying interest rates, terms, and payment requirements. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. No agreements exist that restrict this flow of funds.

     For the fiscal year ended September 30, 1998 and the nine-month periods ended September 30, 1997 and 1996, the Company generated cash flows from operating activities of approximately $16.6 million, $24.5 million, and $8.2 million, respectively. For the calendar years ended December 31, 1996 and 1995, cash flows used by operating activities were $11.9 million and $262,000. In addition to net income, cash provided by operating activities was due primarily to inventory management, including floor plan management. Employee-stockholder compensation significantly impacts net income and therefore cash flows provided by and used in operations, which causes variations in operating cash flows.

     For the fiscal year ended September 30, 1998, cash flows used in investing activities was approximately $10.8 million. For the nine-month periods ended September 30, 1997 and 1996, the cash flows used in investing activities approximated $1.3 million in both periods. For the calendar years ended December 31, 1996 and 1995, cash flows used in investing activities were $1.6 million and $1.2 million, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions and purchases of property and equipment associated with opening new or improving existing retail facilities.

     For the fiscal year ended September 30, 1998, cash flows used in financing activities approximated $9.4 million. For the nine-month periods ended September 30, 1997 and 1996, cash flows used in financing activities approximated $14.3 million and $2.7 million, respectively. For the calendar years ended December 31, 1996 and 1995, cash flows provided by financing activities were $13.9 million and $2.1 million, respectively. Cash provided by financing activities was primarily attributable to increased borrowings on short-term, long-term, and stockholder debt. Cash flows used in financing activities reflect the repayment of short-term, long-term, and stockholder debt and distributions made to employee-stockholders for tax and other purposes, which have historically been made in the quarter ended December 31.

     At September 30, 1998, the Company's indebtedness totaled approximately $64.5 million, of which approximately $3.7 million was associated with the Company's real estate holdings, $15.0 million was associated with the Brunswick Settlement, and the remaining $45.8 million was associated with financing the Company's current inventory level and working capital needs.

     During the year, the Company replaced the various lines of credit of the Acquired Dealers with a Loan and Security Agreement, dated April 7, 1998, with Nations Credit Distribution Finance, Inc. ("NDF"). The agreement provides for a revolving line of credit facility to the Company with maximum available borrowings of $105 million (the "Loan"). Advances on the Loan accrue interest at the 90-day London Interbank Offered Rate plus 125 basis points. The Loan terminates on April 1, 2001. The availability of loan advances from time to time will be based upon the value of new and used inventory, parts inventory, and accounts receivable of the Company and each of its direct and indirect subsidiaries. Advances may be used for inventory, working capital, and other purposes satisfactory to NDF. No more than $10 million in advances may be outstanding for working capital purposes, unless the Company and its subsidiaries pledge their real property assets. The Loan is guaranteed by each of the Company's direct and indirect subsidiaries. The Loan and guaranties of the subsidiaries are secured by all of the accounts, inventories, other goods, equipment, furniture, and fixtures of the Company and all of the subsidiaries.

     Since March 1, 1998, the Company has acquired six additional boat dealers and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,268,984 shares of its common stock and paid an aggregate of approximately

$7.2 million in cash, resulting in the recognition of an aggregate of $15.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. See "Business -- Development of the Company; Acquisitions."

     In June 1998, the Company completed its initial public offering (the "IPO") of 4,780,569 shares of Common Stock (3,515,824 shares by the Company and 1,264,745 shares by certain Selling Stockholders). The IPO generated net cash proceeds to the Company of approximately $38.3 million, net of underwriting discounts and offering costs of approximately $2.5 million. Subsequent to the IPO, the Company used approximately $1.5 million to enhance the Company's management information systems, $7.2 million in the acquisition of businesses, and the remaining $29.6 million to pay down debt.

     Except as specified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the attached consolidated financial statements, the Company has no material commitments for capital for the next 12 months. The Company believes that its existing capital resources, including plans to increase or supplement its credit facilities resulting in approximately $200 million of borrowing capacity, will be sufficient to finance the Company's operations for at least the next 12 months.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Report, which financial statement, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

     (2) No Financial Statement Schedules are included because such schedules are not applicable, are not required, or because required information is included in the Consolidated Financial Statements or Notes thereto.

(b) REPORTS ON FORM 8-K

     On July 20, 1998, the Company filed a Current Report on Form 8-K dated July 7, 1998 announcing the Company's acquisition of Cochran's Marine, Inc., C & N Marine Corporation, and all of the membership interests of four limited liability companies that own three of Cochran's Marine's five retail locations and a facility used for boat storage.

     On September 4, 1998, the Company filed a Current Report on Form 8-K dated September 2, 1998, presenting restated financial statements. The Company filed
(i) audited supplemental consolidated financial statements for the nine-month period ended September 30, 1997 and for the 12-month periods ended December 31, 1996 and 1995; and (ii) management's discussion and analysis of financial condition and results of operations for each of the periods described above, all of which were restated for businesses acquired in 1998 accounted for under the pooling-of-interests method of accounting.

(c) EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
 3.1       Restated Certificate of Incorporation of the Registrant(1)
 3.2       Bylaws of the Registrant(1)
 4         Specimen of Stock Certificate(1)
10.1(a)    Merger Agreement between Registrant and its acquisition
           subsidiary and Bassett Boat Company of Florida and Richard
           Bassett(1)
10.1(b)    Merger Agreement between Registrant and its acquisition
           subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)    Merger Agreement between Registrant and its acquisition
           subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)    Merger Agreement between Registrant and its acquisition
           subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)    Merger Agreement between Registrant and its acquisition
           subsidiary and Harrison's Boat Center, Inc. and its
           stockholders(1)
10.1(f)    Merger Agreement between Registrant and its acquisition
           subsidiary and Harrison's Marine Centers of Arizona, Inc.
           and its stockholders(1)
10.1(g)    Merger Agreement between Registrant and its acquisition
           subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)    Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C &
           N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N
           Marine Corporation and the Stockholders named therein(2)
10.1(i)    Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc.,
           Cochrans Acquisition Corp. (a subsidiary of MarineMax,
           Inc.), Cochrans Marine, Inc. and the Stockholders named
           therein(2)
10.1(j)    Asset Purchase Agreement between Registrant and Treasure
           Cove Marina, Inc.(3)
10.2(a)    Contribution Agreement between Registrant and Bassett Boat
           Company and its owner(1)
10.2(b)    Contribution Agreement between Registrant and Bassett
           Realty, L.L.C. and its owner(1)
10.2(c)    Contribution Agreement between Registrant and Gulfwind South
           Realty, L.L.C. and its owners(1)
10.2(d)    Contribution Agreement between Registrant and Harrison's
           Realty, L.L.C. and its owners(1)
10.2(e)    Contribution Agreement between Registrant and Harrison's
           Realty California, L.L.C. and its owners(1)
10.3(a)    Employment Agreement between Registrant and William H.
           McGill Jr.(1)
10.3(b)    Employment Agreement between Registrant and Michael H.
           McLamb(1)
10.3(c)    Employment Agreement between Registrant and Richard R.
           Bassett(1)
10.3(d)    Employment Agreement between Registrant and Paul Graham
           Stovall(1)
10.3(e)    Employment Agreement between Registrant and David L. Cochran
10.3(f)    Employment Agreement between Registrant and David H.
           Pretasky
10.4       1998 Incentive Stock Plan(1)
10.5       1998 Employee Stock Purchase Plan(1)
10.6       Settlement Agreement between Brunswick Corporation and
           Registrant(1)
10.7       Letter of Intent between Registrant and Stovall(1)
10.8       Restated Agreement Relating to the Purchase of MarineMax
           Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9       Stockholders' Agreement among Registrant, Brunswick
           Corporation, and Senior Founders of Registrant, dated April
           28, 1998(1)
10.10      Governance Agreement between Registrant and Brunswick
           Corporation, dated April 28, 1998(1)
10.11      Agreement Relating to Acquisitions between Registrant and
           Brunswick Corporation, dated April 28, 1998(1)
10.12      Form of Sea Ray Sales and Service Agreement(1)

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.13      Loan and Security Agreement between Registrant and
           NationsCredit Distribution Finance, Inc.(1)
10.14      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc.(1)
10.15      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc. by Stovall Marine, Inc.(1)
21         List of Subsidiaries
23.1       Consent of Arthur Andersen LLP
27         Financial Data Schedule

---------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARINEMAX, INC.

                                          /s/ WILLIAM H. MCGILL JR.

                                          --------------------------------------
                                          William H. McGill Jr., Chairman of the
                                          Board,
                                          President, and Chief Executive Officer

Date: December 28, 1998

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                                    CAPACITY                      DATE
---------                                                    --------                      ----

           /s/ WILLIAM H. MCGILL JR.              Chairman of the Board,             December 28, 1998
------------------------------------------------    President, and Chief
             William H. McGill Jr.                  Executive Officer (Principal
                                                    Executive Officer)

             /s/ MICHAEL H. MCLAMB                Vice President, Chief Financial    December 28, 1998
------------------------------------------------    Officer, Treasurer, and
               Michael H. McLamb                    Secretary (Principal
                                                    Accounting and Financial
                                                    Officer)

             /s/ RICHARD R. BASSETT               Executive Vice President and       December 28, 1998
------------------------------------------------    Director
               Richard R. Bassett

            /s/ PAUL GRAHAM STOVALL               Senior Vice President and          December 28, 1998
------------------------------------------------    Director
              Paul Graham Stovall

                                                  Director
------------------------------------------------
             Richard C. LaManna Jr.

               /s/ ROBERT S. KANT                 Director                           December 28, 1998
------------------------------------------------
                 Robert S. Kant

              /s/ R. DAVID THOMAS                 Director                           December 28, 1998
------------------------------------------------
                R. David Thomas

               /s/ STEWART TURLEY                 Director                           December 28, 1998
------------------------------------------------
                 Stewart Turley

                        MARINEMAX, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Certified Public Accountants........   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of MarineMax, Inc.:

     We have audited the accompanying consolidated balance sheets of MarineMax, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, the nine-month period ended September 30, 1997 and the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries as of September 30, 1997 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1996, the nine-month period ended September 30, 1997, and the year ended September 30, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Tampa, Florida,
October 28, 1998 (except with respect to the matter discussed in Note 18, as to which the date is December 28, 1998)

                        MARINEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1998
                                                              -------------    -------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $11,537,934     $  7,860,866
  Accounts receivable, net..................................     8,204,334       18,511,878
  Due from related parties..................................       585,913               --
  Inventories...............................................    61,945,438       80,756,342
  Prepaids and other current assets.........................       679,198        2,824,345
  Deferred tax assets.......................................       529,212               --
                                                               -----------     ------------
     Total current assets...................................    83,482,029      109,953,431
PROPERTY AND EQUIPMENT, net.................................     5,902,000       24,776,439
DUE FROM RELATED PARTY......................................        54,719               --
DEFERRED TAX ASSET..........................................            --          103,426
GOODWILL AND OTHER ASSETS...................................       152,538       15,624,996
                                                               -----------     ------------
     Total assets...........................................   $89,591,286     $150,458,292
                                                               ===========     ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 6,209,029     $  8,591,679
  Customer deposits.........................................     3,536,045        4,815,979
  Accrued expenses..........................................     5,409,977        6,044,506
  Short-term borrowings.....................................    38,231,619       45,813,419
  Current maturities of long-term debt......................     1,047,272          442,519
  Settlement payable........................................            --       15,000,000
  Deferred taxes............................................            --          165,511
  Due to related parties....................................     5,492,487               --
                                                               -----------     ------------
     Total current liabilities..............................    59,926,429       80,873,613
                                                               -----------     ------------
LONG-TERM DEBT, net of current maturities...................     6,367,019        3,249,494
                                                               -----------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, none issued or outstanding....................            --               --
Common stock, $.001 par value; 40,000,000 shares authorized,
  8,901,818 and 14,600,428 shares issued and outstanding at
  September 30, 1997 and 1998, respectively.................         8,902           14,601
Additional paid-in capital..................................            --       57,113,708
Retained earnings...........................................    23,288,936        9,206,876
                                                               -----------     ------------
     Total stockholders' equity.............................    23,297,838       66,335,185
                                                               -----------     ------------
     Total liabilities and stockholders' equity.............   $89,591,286     $150,458,292
                                                               ===========     ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        MARINEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE NINE-
                                               FOR THE YEAR    MONTH PERIOD     FOR THE YEAR
                                                  ENDED            ENDED            ENDED
                                               DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                   1996            1997             1998
                                               ------------    -------------    -------------
REVENUE......................................  $197,608,890    $200,413,762     $291,182,186
COST OF SALES................................   149,947,980     150,478,921      220,364,383
                                               ------------    ------------     ------------
  Gross profit...............................    47,660,910      49,934,841       70,817,803
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...................................    38,650,159      30,387,637       52,478,624
NON-RECURRING SETTLEMENT.....................            --              --       15,000,000
                                               ------------    ------------     ------------
  Income from operations.....................     9,010,751      19,547,204        3,339,179
INTEREST EXPENSE, net........................     1,823,187       1,805,716        2,211,858
                                               ------------    ------------     ------------
INCOME BEFORE INCOME TAXES...................     7,187,564      17,741,488        1,127,321
INCOME TAX PROVISION.........................        42,029         595,823        1,704,783
                                               ------------    ------------     ------------
NET INCOME (LOSS)............................  $  7,145,535    $ 17,145,665     $   (577,462)
                                               ============    ============     ============
BASIC AND DILUTED NET INCOME (LOSS) PER
  COMMON SHARE:..............................  $       0.74    $       1.93     $      (0.05)
                                               ============    ============     ============
UNAUDITED PRO FORMA INCOME TAX PROVISION
  (BENEFIT)..................................     2,841,362       6,404,639       (1,188,928)
                                               ------------    ------------     ------------
UNAUDITED PRO FORMA NET INCOME...............  $  4,304,173    $ 10,741,025     $    611,466
                                               ============    ============     ============
UNAUDITED PRO FORMA BASIC AND DILUTED NET
  INCOME PER COMMON SHARE....................  $       0.45    $       1.21     $       0.06
                                               ============    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
  IN COMPUTING NET INCOME (LOSS) PER COMMON
  SHARE AND UNAUDITED PRO FORMA NET INCOME
  PER COMMON SHARE:
  Basic......................................     9,628,348        8,901,818       11,025,410
                                               ============    ============     ============
  Diluted....................................     9,628,348        8,901,818       11,027,949
                                               ============    ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEAR ENDED DECEMBER 31, 1996, THE NINE-MONTH PERIOD ENDED
            SEPTEMBER 30, 1997 AND THE YEAR ENDED SEPTEMBER 30, 1998

                                          COMMON STOCK       ADDITIONAL                      TOTAL
                                      --------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                                        SHARES     AMOUNT      CAPITAL      EARNINGS        EQUITY
                                      ----------   -------   -----------   -----------   -------------
BALANCE, January 1, 1996............   9,264,541   $ 9,265   $   590,673   $10,718,908    $11,318,846
Net Income..........................          --        --            --     7,145,535      7,145,535
Capital contribution................     412,390       412        20,588            --         21,000
Distributions to stockholders.......          --        --            --    (5,600,753)    (5,600,753)
                                      ----------   -------   -----------   -----------    -----------
BALANCE, December 31, 1996..........   9,676,931     9,677       611,261    12,263,690     12,884,628
Net Income..........................          --        --            --    17,145,665     17,145,665
Redemption of common stock..........    (775,113)     (775)     (612,261)   (5,486,964)    (6,100,000)
Capital contribution................          --        --         1,000            --          1,000
Distributions to stockholders.......          --        --            --      (633,455)      (633,455)
                                      ----------   -------   -----------   -----------    -----------
BALANCE, September 30, 1997.........   8,901,818     8,902            --    23,288,936     23,297,838
Net Loss............................          --        --            --      (577,462)      (577,462)
Issuance of common stock............   3,515,824     3,516    38,296,811            --     38,300,327
Redemption of common stock..........     (86,198)      (86)     (149,914)           --       (150,000)
Issuance of common stock in exchange
  for property and equipment........   2,268,984     2,269    14,928,397            --     14,930,666
Contribution of former S Corporation
  retained earnings.................          --        --     4,038,414    (4,038,414)            --
Distributions to stockholders.......          --        --            --    (9,466,184)    (9,466,184)
                                      ----------   -------   -----------   -----------    -----------
BALANCE, September 30, 1998.........  14,600,428   $14,601   $57,113,708   $ 9,206,876    $66,335,185
                                      ==========   =======   ===========   ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE NINE-
                                                              FOR THE YEAR    MONTH PERIOD     FOR THE YEAR
                                                                 ENDED            ENDED            ENDED
                                                              DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1996            1997             1998
                                                              ------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  7,145,535    $ 17,145,665     $   (577,462)
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................       819,784         726,657        1,685,058
    Deferred income tax (benefit) provision.................      (594,899)        137,369          591,297
    (Gain) loss on sale of property and equipment...........       (17,054)            993           60,616
  (Increase) decrease in --
    Accounts receivable, net................................    (2,129,417)     (2,785,080)      (9,231,684)
    Due from related parties................................      (481,623)        (69,520)         640,632
    Inventories.............................................   (18,316,073)      5,035,675        9,434,118
    Prepaids and other assets...............................       338,821        (191,410)      (1,882,655)
  Increase (decrease) in --
    Accounts payable........................................     1,738,263       1,899,839          100,069
    Customer deposits.......................................    (2,286,207)      1,196,761        1,022,563
    Accrued expenses and other liabilities..................     1,845,565       1,354,173         (275,404)
    Settlement payable......................................            --              --       15,000,000
                                                              ------------    ------------     ------------
      Net cash (used in) provided by operating activities...   (11,937,305)     24,451,122       16,567,148
                                                              ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in business acquisitions, net of cash
    acquired................................................            --              --       (7,218,174)
  Purchases of property and equipment.......................    (1,633,308)     (1,325,001)      (3,665,422)
  Proceeds from sale of property and equipment..............        60,201          30,988           84,000
                                                              ------------    ------------     ------------
      Net cash used in investing activities.................    (1,573,107)     (1,294,013)     (10,799,596)
                                                              ------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................        21,000           1,000       38,300,327
  Redemption of common stock................................            --              --         (150,000)
  Net borrowings (repayments) on notes payable to related
    parties.................................................      (114,433)      2,187,544       (5,785,729)
  Borrowings on long-term debt..............................     1,464,223       1,917,381               --
  Repayments on long-term debt..............................    (1,187,350)     (2,041,090)     (10,122,305)
  Net borrowings (repayments) on short-term borrowings......    19,293,776     (15,911,114)     (22,057,729)
  Distributions to stockholders.............................    (5,600,753)       (470,455)      (9,629,184)
                                                              ------------    ------------     ------------
    Net cash provided by (used in) financing activities.....    13,876,463     (14,316,734)      (9,444,620)
                                                              ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:.......       366,051       8,840,375       (3,677,068)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,331,508       2,697,559       11,537,934
                                                              ------------    ------------     ------------
CASH AND CASH EQUIVALENTS, end of period....................  $  2,697,559    $ 11,537,934     $  7,860,866
                                                              ============    ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for
    Interest................................................  $  3,009,471    $  2,763,240     $  3,229,158
    Income taxes............................................  $     33,701    $     35,745     $  4,680,840
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock in exchange for property and
    equipment...............................................            --              --     $ 48,781,253
  Assumption of debt (primarily inventory financing) in
    conjunction with the acquisition of property and
    equipment...............................................            --              --     $ 33,850,587
  Distributions declared but not yet paid...................            --    $    163,000               --
  Long-term debt issued for redemption of common stock......            --    $  6,100,000               --

 The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 40 retail locations in nine states, consisting of Arizona, California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio and Texas.

     In June 1998, the Company completed its initial public offering (IPO) of 4,780,569 shares of common stock. The Company sold 3,515,824 shares, and certain stockholders sold 1,264,745 shares. Of these shares, 1,654,624 shares were sold to the public at a price per share of $12.50 and 1,861,200 shares were sold to Brunswick Corporation for $11.625 per share. The IPO generated net cash proceeds of approximately $38.3 million, net of underwriting discounts and offering costs of approximately $2.5 million.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2.  ACQUISITIONS:

     The Company has consummated a series of business combinations. On March 1, 1998, the Company acquired, in separate merger transactions, all of the issued and outstanding common stock of Bassett Boat Company of Florida, Gulfwind South, Inc., Gulfwind U.S.A., Inc., 11502 Dumas, Inc. and subsidiaries d/b/a Louis DelHomme Marine, Harrison's Boat Center, Inc., and Harrison's Marine Centers of Arizona, Inc. (collectively, the Original Merged Companies) in exchange for 7,799,844 shares of the Company's common stock.

     On July 7, 1998, the Company acquired, in separate merger transactions, all of the issued and outstanding common stock of Cochran's Marine, Inc. and C & N Marine Corporation (together Cochran's Marine) in exchange for 603,386 shares of its common stock.

     On July 30, 1998, the Company acquired in a merger transaction all of the issued and outstanding common stock of Sea Ray of Wilmington, Inc. (f.k.a. Skipper Bud's of North Carolina) in exchange for 412,390 shares of its common stock.

     These business combinations (collectively, the Pooled Companies) have been accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements of the Company have been restated to reflect the operations as if the Pooled Companies had operated as one entity since inception.

     Cochran's Marine and Sea Ray of Wilmington Inc. generated combined revenue of approximately $30.4 million and net income of approximately $1.1 million prior to their July 7, 1998 and July 30, 1998 acquisition dates, respectively. Cochran's Marine and Sea Ray of Wilmington Inc. operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of stockholder compensation and resulted in no or little recorded income tax expense.

     On March 1, 1998, MarineMax effected business combinations in which it acquired, in separate merger transactions, the beneficial interests in Bassett Boat Company, Bassett Realty, L.L.C., Gulfwind South Realty, L.L.C., Harrison's Realty, L.L.C. and Harrison's Realty California, L.L.C. (collectively, the Original Property Acquisitions) in exchange for 1,392,026 shares of the Company's common stock. Additionally, on July 7, 1998, MarineMax acquired, in separate merger transactions, the beneficial interests in C & N Realty LLC, Walker Marina Realty, LLC, Marina Drive Realty I, LLC, and Marina Drive Realty II, LLC (collectively,

                        MARINEMAX, INC. AND SUBSIDIARIES

Cochran's LLCs) in exchange for 120,000 shares of the Company's common stock. These acquisitions have been accounted for under the purchase method of accounting.

     On April 30, 1998, the Company acquired in a merger transaction all of the issued and outstanding common stock of Stovall Marine, Inc (Stovall) in exchange for 492,306 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $5.3 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

     On September 3, 1998, the Company acquired the net assets of Brevard Boat Sales, Inc. (Brevard) in exchange for approximately $1.1 million and 14,652 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

     On September 15, 1998, the Company acquired the net assets, including the retail location, of Sea Ray of Las Vegas (Vegas) in exchange for approximately $3.5 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.0 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

     On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $3.1 million and 250,000 shares of the Company's common stock. The asset purchase agreement calls for the final purchase price to be determined based upon results from operations for the period ended December 31, 1998. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of an estimated $8.1 million in goodwill, representing the excess of the estimated purchase price over the estimated fair value of the net assets acquired. The final purchase price could result in either a refund to the Company or an additional payment of up to approximately $5.0 million.

     The Original Property Acquisitions, Stovall, Cochran's LLCs, Brevard, Vegas and Treasure Cove (collectively, the Acquired Companies) have been reflected in the Company's financial statements subsequent to their respective acquisition dates.

     The Company's unaudited pro forma consolidated results of operations assuming all significant 1998 acquisitions accounted for under the purchase method of accounting had occurred on January 1, 1997 are as follows for the nine-month period ended September 30, 1997 and the fiscal year ended September 30, 1998:

                                                        FOR THE NINE-
                                                        MONTH PERIOD     FOR THE YEAR
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                            1997             1998
                                                        -------------    -------------
Revenue...............................................  $237,679,526     $346,729,581
Net income............................................    18,474,044        2,605,230
Diluted earnings per share............................  $       1.27     $       0.18

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1997.

                        MARINEMAX, INC. AND SUBSIDIARIES

3.  SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

     Effective September 30, 1997, the Company changed its fiscal year-end from December 31 to September 30 to coincide more closely with its natural business cycle. As a result, the accompanying financial statements present the nine-month transition period, which began January 1, 1997 and ended September 30, 1997. Results of operations (unaudited) for the nine-month period ended September 30, 1996 were as follows:

                                                                   FOR THE
                                                                 NINE-MONTH
                                                                PERIOD ENDED
                                                                SEPTEMBER 30,
                                                                    1996
                                                                -------------
Revenue.....................................................    $156,610,835
Cost of sales...............................................     117,513,908
                                                                ------------
     Gross profit...........................................      39,096,927
Selling, general, and administrative expenses...............      25,377,507
                                                                ------------
     Income from operations.................................      13,719,420
Interest expense, net.......................................       1,453,444
                                                                ------------
Income before income tax provision..........................      12,265,976
Income tax provision........................................         660,930
                                                                ------------
     Net income.............................................    $ 11,605,046
                                                                ============

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

                                                                YEARS
                                                                -----
Buildings and improvements..................................    5-40
Machinery and equipment.....................................    5-10
Furniture and fixtures......................................    5-10
Vehicles....................................................       5

     The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is included in the consolidated statements of income. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized and amortized over their useful lives.

                        MARINEMAX, INC. AND SUBSIDIARIES

GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other in tangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of goodwill was approximately $53,000 at September 30, 1998.

CUSTOMER DEPOSITS

     Customer deposits primarily include amounts received from customers toward the purchase of boats. These deposits are recognized as revenue when the related boats are delivered to customers.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of"(SFAS 121), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company groups long-lived assets by store location for purposes of assessing the recoverability of carrying value and measuring potential impairment. SFAS 121 was adopted in 1996 and did not have a material effect on the Company's consolidated results of operations, cash flows or financial position.

REVENUE RECOGNITION

     Revenue from boat, motor and trailer sales and parts and service operations is recognized at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. Revenue earned by the Company for notes placed with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Commissions earned on credit life, accident and disability insurance sold on behalf of third-party insurance companies are also recognized when the related boat sale is recognized. Pursuant to negotiated agreements with financial institutions, the Company is charged back for a portion of these fees should the customer terminate the finance contract before it is outstanding for stipulated minimal periods of time. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1997 or 1998, is based on the Company's experience for repayments or defaults on the finance contracts.

     Commissions earned on extended warranty service contracts sold on behalf of unrelated third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate the service contract prior to its scheduled maturity. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1997 or 1998, is based upon the Company's experience for repayments or defaults on the service contracts.

ADVERTISING AND PROMOTIONAL COSTS

     Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses approximated $2,886,000, $2,662,000 and $3,443,000 for the year ended December 31, 1996, the nine-month period ended September 30, 1997 and the year ended September 30, 1998, respectively.

                        MARINEMAX, INC. AND SUBSIDIARIES

INCOME TAXES AND UNAUDITED PRO FORMA INCOME TAX PROVISION

     Certain subsidiaries of the Company elected S corporation status under the provisions of the Internal Revenue Code prior to the business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, income of these subsidiaries was passed through to the stockholders and these subsidiaries historically recorded no provision for income taxes. The accompanying consolidated statement of operations includes an unaudited pro forma income tax provision assuming the subsidiaries had been taxed as C corporations during that period. The pro forma income tax benefit disclosed for the year ended September 30, 1998 is the result of a deferred tax liability recorded on the conversion from S corporation to C corporation tax status of certain subsidiaries of the Company (See Note 10).

     The other subsidiaries have been taxed as C corporations and have followed the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received or liabilities are settled.

SUPPLIER AND CUSTOMER CONCENTRATION

     Dealership Agreements

     The Company has entered into dealership agreements with the Sea Ray division of Brunswick Corporation, Boston Whaler, Inc., Mercury Marine and Baja Marine Corporation (all subsidiaries or divisions of Brunswick Corporation) (collectively, Brunswick). Approximately 88 percent of the Company's new boat revenue during fiscal 1998 was derived from products acquired from Brunswick. These agreements allow the Company to purchase, stock, sell and service boats and products of Brunswick. These agreements also allow the Company to use Brunswick's names, trade symbols and intellectual properties.

     Although there are a limited number of manufacturers of the type of boats and products that the Company sells, the Company believes that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely. The Company's existing dealership agreements with Brunswick and various other manufacturers are renewable subject to certain terms and conditions in the agreements and expire in 1999 through 2008.

     Concentrations of Credit Risks

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to cash and cash equivalents are limited primarily to financial institutions. Concentrations of credit risk arising from receivables are limited primarily to manufacturers and financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                        MARINEMAX, INC. AND SUBSIDIARIES
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe this statement will have any impact on its consolidated financial statements.

4.  ACCOUNTS RECEIVABLE:

     Trade receivables consist of receivables from financial institutions, which provide funding for customer boat financing and amounts due from financial institutions earned from arranging financing with the Company's customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats and parts and service. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers' warranties. The accounts receivable balances consisted of the following as of September 30, 1997 and 1998:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
Trade receivables.........................................   $4,537,923       $ 7,991,846
Amounts due from manufacturers............................    3,468,897        10,270,715
Other receivables.........................................      197,514           249,317
                                                             ----------       -----------
                                                             $8,204,334       $18,511,878
                                                             ==========       ===========

                        MARINEMAX, INC. AND SUBSIDIARIES

5.  INVENTORIES:

     Inventories consisted of the following as of September 30, 1997 and 1998:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
New boats, motors and trailers............................   $50,944,696      $65,462,656
Used boats, motors and trailers...........................     6,962,908       10,080,991
Parts, accessories and other..............................     4,037,834        5,212,695
                                                             -----------      -----------
                                                             $61,945,438      $80,756,342
                                                             ===========      ===========

6.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of September 30, 1997 and 1998:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
Land......................................................   $   859,005      $ 7,774,418
Buildings and improvements................................     3,639,135       13,577,625
Machinery and equipment...................................     3,398,142        5,966,441
Furniture and fixtures....................................     2,087,579        2,614,183
Vehicles..................................................     1,596,558        1,687,979
                                                             -----------      -----------
                                                              11,580,419       31,620,646
Less -- Accumulated depreciation and amortization.........    (5,678,419)      (6,844,207)
                                                             -----------      -----------
                                                             $ 5,902,000      $24,776,439
                                                             ===========      ===========

7.  SHORT-TERM BORROWINGS:

     On April 7, 1998, the Company executed an agreement for a new working capital line of credit (the Line of Credit) with a financial institution under which the Company refinanced the majority of its outstanding floor plan notes payable. The maximum available borrowings under the Line of Credit are $105 million. The Line of Credit bears interest at LIBOR plus 125 basis points and has a three-year term.

     Short-term borrowings consisted of the following as of September 30, 1997, and 1998:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
Line of Credit payable to financial institution, due in
  April 2001, bearing interest due monthly at the 90 day
  LIBOR rate plus 125 basis points (6.56% at September 30,
  1998), collateralized by certain accounts receivables
  and inventories.........................................   $        --      $45,044,322
Floor plan notes payable due to financial institutions,
  due when related boats are sold, bearing interest at
  rates ranging from 11% to 11.5% at September 30, 1998,
  collateralized by certain inventories...................    38,231,619          769,097
                                                             -----------      -----------
                                                             $38,231,619      $45,813,419
                                                             ===========      ===========

     The Company receives interest assistance directly from boat manufacturers, including Brunswick. The interest assistance varies by manufacturer and may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the Company or the Company's lender depending on the arrangements the manufacturer has established. Discontinuance of these programs could result in an increase in interest expense.

                        MARINEMAX, INC. AND SUBSIDIARIES

     The maximum borrowings permitted and total available borrowings under the short-term borrowings at September 30, 1998 were approximately $107 million and $ 54.6 million, respectively. The weighted average interest rate on borrowings outstanding under the short-term borrowings as of September 30, 1997 and 1998 was approximately 7.50% and 6.64%, respectively.

8.  LONG-TERM DEBT:

     Long-term debt consisted of the following as of September 30, 1997 and 1998:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
Various mortgage notes payable, due in monthly
  installments ranging from $1,988 to $15,609, bearing
  interest at rates ranging from 8.75% to 9.25%, maturing
  May 2000 through May 2003, collateralized by property
  and equipment...........................................   $   812,628      $3,055,608
Various notes payable, due in monthly installments ranging
  from $390 to $3,900, bearing interest at rates ranging
  from 4.9% to 10.25%, maturing April 1999 through May
  2017, collateralized by certain company vehicles and
  property and equipment..................................       646,244         636,405
Unsecured note payable to former stockholder, paid in full
  during the year ended September 30, 1998................     5,955,419              --
                                                             -----------      ----------
                                                               7,414,291       3,692,013
Less -- Current maturities................................    (1,047,272)       (442,519)
                                                             -----------      ----------
                                                             $ 6,367,019      $3,249,494
                                                             ===========      ==========

     The aggregate maturities of long-term debt were as follows at September 30, 1998:

PERIOD ENDING
SEPTEMBER 30,                                        AMOUNT
-------------                                      ----------
1999.............................................  $  442,519
2000.............................................     550,438
2001.............................................     348,133
2002.............................................   1,838,176
2003.............................................     136,972
Thereafter.......................................     375,775
                                                   ----------
                                                   $3,692,013
                                                   ==========

9.  SETTLEMENT PAYABLE:

     The Company and Brunswick Corporation disputed the applicability of the change in control provisions in the dealership agreements of the Original Merged Companies. In order to avoid a long, costly and disruptive dispute, the Company and Brunswick Corporation entered into a settlement agreement on March 12, 1998, under which Brunswick Corporation agreed not to challenge the change in control provisions of the dealership agreements, and the Company agreed to pay Brunswick Corporation $15 million by December 31, 1998. The $15 million payable to Brunswick Corporation bears interest from March 12, 1998 and is payable quarterly at the 30 day LIBOR rate plus 1.25% (6.63% at September 30, 1998).

                        MARINEMAX, INC. AND SUBSIDIARIES

10.  INCOME TAXES:

     Federal income taxes for those subsidiaries taxed as C corporations were as follows for the year ended December 31, 1996, the nine-month period ended September 30, 1997 and the year ended September 30, 1998:

                                                              FOR THE NINE-
                                              FOR THE YEAR    MONTH PERIOD     FOR THE YEAR
                                                 ENDED            ENDED            ENDED
                                              DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  1996            1997             1998
                                              ------------    -------------    -------------
Current.....................................    $635,785        $458,454        $  988,142
Deferred....................................    (593,756)        137,369           716,641
                                                --------        --------        ----------
                                                $ 42,029        $595,823        $1,704,783
                                                ========        ========        ==========

     Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the year ended December 31, 1996, the nine-month period ended September 30, 1997, and for the year ended September 30, 1998:

                                                              FOR THE NINE-
                                              FOR THE YEAR    MONTH PERIOD     FOR THE YEAR
                                                 ENDED            ENDED            ENDED
                                              DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  1996            1997             1998
                                              ------------    -------------    -------------
Federal tax provision.......................          34%             35%               34%
State tax provision, net of federal
  benefit...................................           6%              6%                6%
Net deferred tax liability recorded on the
  conversion from S corporation to C
  corporation tax status....................          --              --               111%
S corporation income not subject to federal
  and state income taxes....................         (45)%           (44)%              (6)%
Other.......................................           6%              6%                6%
                                                --------        --------        ----------
  Effective tax rate........................           1%              3%              151%
                                                ========        ========        ==========

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes are as follows:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1998
                                                            -------------    -------------
Current deferred tax assets (liability):
  Inventories.............................................    $     --         $ 236,000
  Accrued expenses........................................     368,394           330,056
  Net operating loss (NOL) carryforwards..................     160,818           196,000
  Conversion from LIFO to FIFO............................          --          (934,208)
  Other...................................................          --             6,641
                                                              --------         ---------
     Net current deferred tax asset (liability)...........    $529,212         $(165,511)
                                                              ========         =========
Long-term deferred tax asset:
  Depreciation and amortization...........................    $     --         $ 103,426
                                                              --------         ---------
     Net long-term deferred tax asset.....................    $     --         $ 103,426
                                                              ========         =========

                        MARINEMAX, INC. AND SUBSIDIARIES

     As of September 30, 1998, the Company had NOL carryforwards of approximately $490,000. The NOL carryforwards will be available to offset future taxable income and will expire in various amounts from fiscal year 2009 through fiscal year 2012.

     Concurrent with the business combinations discussed in Note 1, the Company recorded a deferred tax liability of approximately $1,250,000 for income taxes that are payable by the Company upon conversion of certain of the subsidiaries from S corporation to C corporation income tax status.

     As of September 30, 1998, the Company estimated that it is more likely than not that it will recognize the benefit of its deferred tax assets and, accordingly, no valuation allowance has been recorded.

11.  DUE TO RELATED PARTIES:

     Due to related parties included non-collateralized demand notes, payable to stockholders or their affiliated companies. These amounts were paid in full during the year ended September 30, 1998.

12.  STOCK SPLIT:

     On April 5, 1998, the Board of Directors approved a stock split whereby each outstanding share of Company's common stock was converted into approximately 1.082 shares of common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements.

13.  STOCK AND OPTION PLANS:

     On April 5, 1998 and April 30, 1998, respectively the Board of Directors adopted and the stockholders approved the following stock option plans:

     1998 Incentive Stock Plan (the Incentive Stock Plan) -- The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire common stock of the Company, the direct grant of common stock, the grant of stock appreciation rights and the grant of other cash awards to key personnel, directors, consultants, independent contractors and others providing valuable services to the Company. A maximum of the lesser of 4,000,000 shares or 15% of the then outstanding shares of common stock of the Company may be issued under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any time during the life of the Incentive Stock Plan. The date on which options vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator.

     The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to non-employee directors of the Company. Under the Automatic Grant Program, each non-employee whose election to the Board of Directors was proposed as of the date of the Company's initial public offering received an Automatic Option to acquire 10,000 shares of common stock on that date (an Initial Grant). Each subsequent newly elected non-employee member of the Board of Directors will receive as an Initial Grant an Automatic Option to acquire 5,000 shares of common stock on the date of his or her first appointment or election to the Board of Directors. In addition, an Automatic Option to acquire 2,500 shares of common stock will be granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders (an Annual Grant). Each Initial Grant will vest and become exercisable in a series of three equal and successive installments with the first installment vested on the date of grant (or the date of election to the Board of Directors, if later) and the next two installments 12 months and 24 months after the date of grant. Each Annual Grant will vest and become exercisable 12 months after the date of grant. Each Automatic Option will vest and become exercisable only if the optionholder has not ceased serving as a director as of such vesting date. The exercise price per share of common stock subject to an Initial Grant on the date of the Company's initial public offering was equal to the initial public offering price per share and the exercise price per share of common stock subject to other Automatic Options will be equal to 100% of the fair market value (as defined in the Incentive Stock Plan) of

                        MARINEMAX, INC. AND SUBSIDIARIES
the Company's common stock on the date such option is granted. Each Automatic Option will expire on the tenth anniversary of the date on which such Automatic Option was granted.

     Employee Stock Purchase Plan (the Stock Purchase Plan) -- The Stock Purchase Plan provides for up to 500,000 shares of common stock to be issued, and is available to all regular employees of the Company who have completed at least one year of continuous service.

     The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant's earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation cost has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The Company adopted SFAS 123 for disclosure purposes during the year ended September 30, 1998. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.62 to 5.78 percent, depending on the date of grant, expected life of 10 years, dividend rate of zero percent, and expected volatility of 34 percent. Using these assumptions, the fair value of the stock options granted in the year ended September 30, 1998, is approximately $7.7 million, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net loss and net loss per share, as reported would have been the following pro forma amounts:

                                                              SEPTEMBER 30,
                                                                  1998
                                                              -------------
NET LOSS:
  As reported...............................................   $  (577,462)
                                                               ===========
  Pro forma.................................................   $(1,683,258)
                                                               ===========
DILUTED EARNINGS PER SHARE:
  As reported...............................................   $     (0.05)
                                                               ===========
  Pro forma.................................................   $     (0.15)
                                                               ===========

     A summary of the status of the Company's stock option plans as of September 30, 1998, and for the year then ended is presented in the table and narrative below:

                                                                        WEIGHTED-AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ---------    -----------------
Outstanding -- beginning of year.........................         --         $   --
Granted..................................................  1,626,128          12.37
                                                           ---------
Outstanding end of year..................................  1,626,128          12.37
                                                           =========

                        MARINEMAX, INC. AND SUBSIDIARIES

                             OPTIONS OUTSTANDING
------------------------------------------------------------------------------
                                             WEIGHTED-
                         NUMBER               AVERAGE
                    OUTSTANDING AS OF        REMAINING           WEIGHTED-
RANGE OF EXERCISE     SEPTEMBER 30,     CONTRACTUAL LIFE IN   AVERAGE EXERCISE
     PRICES               1998                 YEARS               PRICE
-----------------   -----------------   -------------------   ----------------
  $10.00-10.75            137,765              9.77                $10.37
  $12.25-12.50          1,408,363              9.67                $12.48
  $      13.75             80,000              9.66                $13.75

     As of September 30, 1998, there were 30,321 options that were exercisable at a weighted average exercise price of $12.50. Generally, the options granted have a term of ten years from the grant date and vest 20 percent per annum beginning at the end of year three. No options were granted during the year ended December 31, 1996 or the nine-month period ended September 30, 1997.

14.  NET INCOME (LOSS) PER SHARE:

     The Company adopted SFAS 128, "Earnings per Share" during the year ended September 30, 1998. Accordingly, basic and diluted earnings per share ("EPS") are shown on the face of the accompanying consolidated statements of operations. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                                         FOR THE FISCAL YEAR ENDED
                                                            SEPTEMBER 30, 1998
                                                 -----------------------------------------
                                                    LOSS           SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS:
Income available to common stockholders........   $(577,462)     11,025,410       $(0.05)
Effect of dilutive securities:
  Options......................................          --           2,539           --
                                                  ---------      ----------       ------
Diluted EPS:
Income available to common stockholders........   $(577,462)     11,027,949       $(0.05)
                                                  =========      ==========       ======

     There were no dilutive securities granted or outstanding during the year ended December 31, 1996 or the nine-months ended September 30, 1997.

     Options to purchase 1,556,128 shares of common stock at prices ranging from $10.75 to $13.75 per share were outstanding as of September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock since the options' grant dates.

15.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company leases certain land, buildings, machinery, equipment and vehicles related to its dealerships under non-cancelable operating leases. Rental payments, including month-to-month rentals, were approximately $1,473,000, $1,387,000 and $2,653,000 for the year ended December 31, 1996, the nine-month period ended September 30, 1997 and the year ended September 30, 1998, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $1,326,000, $1,085,000 and $226,000 for the year ended December 31, 1996, for the nine-month period ended September 30, 1997, and for the year ended September 30, 1998, respectively.

                        MARINEMAX, INC. AND SUBSIDIARIES

     Future minimum lease payments under non-cancelable operating leases at September 30, 1998, were as follows:

PERIOD ENDING
SEPTEMBER 30,                                        AMOUNT
-------------                                      ----------
1999.............................................  $1,829,142
2000.............................................   1,838,740
2001.............................................   1,635,403
2002.............................................   1,498,311
2003.............................................   1,225,773
                                                   ----------
Thereafter.......................................  $3,743,593
                                                   ==========

OTHER COMMITMENTS

     The Company is party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 1998. While it is not feasible to determine the outcome of these actions at this time, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. The Company believes that it is in compliance with such regulations.

16.  EMPLOYEE 401(K) PROFIT SHARING PLANS:

     Certain subsidiaries maintain defined contribution benefit plans (the Plans). The Plans provide for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $353,000, $234,000 and $390,000 to the Plans for the year ended December 31, 1996, the nine-month period ended September 30, 1997 and the year ended September 30, 1998, respectively.

     Effective October 1, 1998, the Company adopted the MarineMax Inc. 401k Profit Sharing Plan (the New Plan). Under the New Plan all employees as of September 1, 1998 are eligible to participate. Employees hired subsequent to September 1, 1998 must complete one year of service before they are eligible to participate. Under the New Plan, the Company matches participants' contributions, subject to a maximum of 2% of each participant's compensation.

17.  MARINEMAX MOTOR YACHTS, INC.:

     Subsequent to year-end, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts). In October 1998, Motor Yachts entered in to a Dealership Agreement with Hatteras Yachts, a Division of Genmar Industries, Inc. The Agreement gives the company the rights to sell Hatteras Yachts throughout the state of Florida, excluding the Florida Panhandle and became the U.S. distributor for Hatteras products over 74 feet. In addition, Motor Yachts acquired the net assets of Woods & Oviatt, Inc., a prominent yacht brokerage operation, in exchange for approximately $1.0 million. The final purchase price is subject to adjustment based on various factors, including the calendar 1998 earnings of Woods & Oviatt, Inc. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.0 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

                        MARINEMAX, INC. AND SUBSIDIARIES

18.  SUBSEQUENT EVENT:

     On December 21, 1998, a lawsuit was filed against the Company and certain officers and directors alleging various matters in connection with the Company's acquisition of Harrison's Boat Center, Inc. and Harrison's Marine Center of Arizona, Inc. The Company believes the lawsuit is without merit and that the ultimate outcome will have no material impact on the Company's financial position taken as a whole.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
 3.1       Restated Certificate of Incorporation of the Registrant(1)
 3.2       Bylaws of the Registrant(1)
 4         Specimen of Stock Certificate(1)
10.1(a)    Merger Agreement between Registrant and its acquisition
           subsidiary and Bassett Boat Company of Florida and Richard
           Bassett(1)
10.1(b)    Merger Agreement between Registrant and its acquisition
           subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)    Merger Agreement between Registrant and its acquisition
           subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)    Merger Agreement between Registrant and its acquisition
           subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)    Merger Agreement between Registrant and its acquisition
           subsidiary and Harrison's Boat Center, Inc. and its
           stockholders(1)
10.1(f)    Merger Agreement between Registrant and its acquisition
           subsidiary and Harrison's Marine Centers of Arizona, Inc.
           and its stockholders(1)
10.1(g)    Merger Agreement between Registrant and its acquisition
           subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)    Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C &
           N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N
           Marine Corporation and the Stockholders named therein(2)
10.1(i)    Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc.,
           Cochrans Acquisition Corp. (a subsidiary of MarineMax,
           Inc.), Cochrans Marine, Inc. and the Stockholders named
           therein(2)
10.1(j)    Asset Purchase Agreement between Registrant and Treasure
           Cove Marina, Inc.(3)
10.2(a)    Contribution Agreement between Registrant and Bassett Boat
           Company and its owner(1)
10.2(b)    Contribution Agreement between Registrant and Bassett
           Realty, L.L.C. and its owner(1)
10.2(c)    Contribution Agreement between Registrant and Gulfwind South
           Realty, L.L.C. and its owners(1)
10.2(d)    Contribution Agreement between Registrant and Harrison's
           Realty, L.L.C. and its owners(1)
10.2(e)    Contribution Agreement between Registrant and Harrison's
           Realty California, L.L.C. and its owners(1)
10.3(a)    Employment Agreement between Registrant and William H.
           McGill Jr.(1)
10.3(b)    Employment Agreement between Registrant and Michael H.
           McLamb(1)
10.3(c)    Employment Agreement between Registrant and Richard R.
           Bassett(1)
10.3(d)    Employment Agreement between Registrant and Paul Graham
           Stovall(1)
10.3(e)    Employment Agreement between Registrant and David L. Cochran
10.3(f)    Employment Agreement between Registrant and David H.
           Pretasky
10.4       1998 Incentive Stock Plan(1)
10.5       1998 Employee Stock Purchase Plan(1)
10.6       Settlement Agreement between Brunswick Corporation and
           Registrant(1)
10.7       Letter of Intent between Registrant and Stovall(1)
10.8       Restated Agreement Relating to the Purchase of MarineMax
           Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9       Stockholders' Agreement among Registrant, Brunswick
           Corporation, and Senior Founders of Registrant, dated April
           28, 1998(1)
10.10      Governance Agreement between Registrant and Brunswick
           Corporation, dated April 28, 1998(1)
10.11      Agreement Relating to Acquisitions between Registrant and
           Brunswick Corporation, dated April 28, 1998(1)
10.12      Form of Sea Ray Sales and Service Agreement(1)

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.13      Loan and Security Agreement between Registrant and
           NationsCredit Distribution Finance, Inc.(1)
10.14      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc.(1)
10.15      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc. by Stovall Marine, Inc.(1)
21         List of Subsidiaries
23.1       Consent of Arthur Andersen LLP
27         Financial Data Schedule

---------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998