Form 10-Q
period 1998-12-31
MARINEMAX INC
filed 1999-02-16
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                  727-531-1700
              (Registrant's telephone number, including area code)

     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

The number of outstanding shares of the registrant's Common Stock on February 8, 1999 was 14,607,361

                                 MARINEMAX, INC.


                                Table of Contents

Item No.                                                                     Page
--------                                                                     ----
PART I  FINANCIAL INFORMATION
1.  Financial Statements (unaudited):
          Condensed Consolidated Results of Operations
            For the Three-Month Period Ended
            December 31, 1997 and 1998 ...................................     3
          Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1998 ....................     4
          Condensed Consolidated Statements of Cash Flows
            For the Three-Month Period Ended
            December 31, 1997 and December 31, 1998 ......................     5
          Notes to Condensed Consolidated Financial Statements ...........     7

 2.  Management's Discussion and Analysis of Results of Operations
     and Financial Condition .     .......................................    10

PART II  OTHER INFORMATION
    1.  Legal Proceedings ................................................    14
    2.  Use of Proceeds ..................................................    14
    3.  Defaults Upon Senior Securities ..................................    14
    4.  Submission of Matters to Vote of Security Holders ................    14
    5.  Other Information ................................................    14
    6.  Exhibits and Reports on Form 8-K .................................    14
    7.  Signatures .......................................................    15

ITEM 1.     FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Results of Operations
                                   (Unaudited)


                                             For the Three-Month Period
                                                 Ended December 31,
                                            -----------------------------
                                                1997             1998
                                            -------------    ------------
Revenue                                     $  46,401,174    $ 69,264,451
Cost of sales                                  36,662,223      52,678,357
                                            -------------    ------------
      Gross profit                              9,738,951      16,586,094
Selling, general and administrative
   expenses                                    14,227,312      15,595,642
                                            -------------    ------------
      Income (loss) from operations            (4,488,361)        990,452
Interest expense, net                             350,345         468,332
                                            -------------    ------------
   Income (loss) before income taxes           (4,838,706)        522,120
Income tax provision (benefit)                   (340,867)        241,189
                                            -------------    ------------

Net income (loss)                           $  (4,497,839)   $    280,931
                                            =============    ============

Basic and diluted net income (loss) per
   common share                             $       (0.51)   $       0.02
                                            =============    ============

Shares used in computing basic and diluted
   net income (loss) per common share           8,901,818      14,601,634
                                            =============    ============

PRO FORMA DATA:
Pro forma income tax provision (benefit)       (1,594,615)
                                            -------------

Pro forma net income (loss)                $   (2,903,224)
                                            =============

Pro forma basic and diluted net income
   (loss) per share                         $       (0.33)
                                            =============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                     September 30,        December 31,
                                                                         1998                1998
                                                                     ------------        ------------
                                                                                          (unaudited)
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $  7,860,866        $ 10,078,017
     Accounts receivable, net                                          11,735,153           9,314,138
     Inventories                                                       87,533,067         119,538,072
     Prepaids and other current assets                                  2,824,345           4,551,630
                                                                     ------------        ------------
         Total current assets                                         109,953,431         143,481,857

PROPERTY AND EQUIPMENT, net                                            24,776,439          26,349,034
DEFERRED TAX ASSET                                                        103,426             152,511
GOODWILL AND OTHER ASSETS                                              15,624,996          16,630,193
                                                                     ------------          ----------
         Total assets                                                $150,458,292        $186,613,595
                                                                     ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $  8,591,679        $  4,543,248
     Customer deposits                                                  4,815,979           6,581,369
     Accrued expenses                                                   6,044,506           7,290,319
     Short-term borrowings                                             45,813,419          97,882,138
     Current maturities of long-term debt                                 442,519             469,506
     Settlement payable                                                15,000,000                  --
     Deferred taxes                                                       165,511              25,119
                                                                     ------------        ------------
         Total current liabilities                                     80,873,613         116,791,699

LONG-TERM DEBT, net of current maturities                               3,249,494           3,151,183
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                      --                  --
Common stock, $.001 par value; 40,000,000 shares authorized,
   14,600,428 and 14,607,361 shares issued and outstanding at
   September 30, 1998 and December 31, 1998, respectively                  14,601              14,608
Additional paid-in capital                                             57,113,708          57,168,298
Retained earnings                                                       9,206,876           9,487,807
                                                                     ------------        ------------
Total stockholders' equity                                             66,335,185          66,670,713
                                                                     ------------        ------------
Total liabilities and stockholders' equity                           $150,458,292        $186,613,595
                                                                     ============        ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
                                   (Unaudited)

                                                                         December 31,         December 31,
                                                                             1997                1998
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                   $ (4,497,839)        $    280,931
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                        228,930              589,339
         Deferred income tax provision (benefit)                              529,212             (189,477)
         Loss (gain) on sale of property and equipment                             --               18,000
         Stock Compensation                                                        --               54,597
     Decrease (increase) in --
         Accounts receivable                                                3,287,023            2,421,015
         Due from related parties                                             640,632                   --
         Inventories                                                      (15,749,079)         (32,005,005)
         Prepaids and other assets                                         (1,090,742)          (1,833,589)
     Increase (decrease) in --
         Accounts payable                                                   2,548,250           (4,048,431)
         Customer deposits                                                 (1,007,635)           1,765,390
         Accrued expenses and other liabilities                            (1,259,981)           1,245,813
         Short-term borrowings                                             19,347,965           52,068,719
         Settlement payable                                                        --          (15,000,000)
                                                                         ------------         ------------
              Net cash provided by (used in)
                operating activities                                        2,976,736            5,367,302
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (437,608)          (2,099,743)
     Proceeds from sale of property and equipment                                  --               23,000
     Cash used in purchase of business                                             --           (1,002,084)
                                                                         ------------         ------------
              Net cash provided by (used in) investing activities            (437,608)          (3,078,827)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on notes
       payable to related parties                                          (3,853,173)                  --
     Borrowings on long-term debt                                              34,766                   --
     Repayments on long-term debt                                            (130,788)             (71,324)
     Distributions to stockholders                                         (8,651,176)                  --
                                                                         ------------         ------------
              Net cash provided by (used in)
                financing activities                                      (12,600,371)             (71,324)
                                                                         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     (10,061,243)           2,217,151
CASH AND CASH EQUIVALENTS,
     beginning of period                                                   11,537,934            7,860,866
                                                                         ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                 $  1,476,691         $ 10,078,017
                                                                         ============         ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
                                   (Unaudited)
                                   (Continued)

                                                    December 31,         December 31,
                                                        1997                1998
                                                    ------------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
   Cash paid for
        Interest                                      $598,757              $614,515
        Income taxes                                  $  6,000              $182,500


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1. COMPANY BACKGROUND AND BASIS OF PRESENTATION

      MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 41 retail locations in nine states, consisting of Arizona, California, Florida, Georgia, Minnesota, Nevada, North Carolina, Ohio and Texas.

      In October 1998, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts) and entered in to a Dealership Agreement with Hatteras Yachts, a Division of Genmar Industries, Inc. The Agreement gives the Company the rights to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 74 feet.

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

      The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Although the September 30,1998 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K (File number 1-4173) as filed with the SEC on December 29, 1998.

2. ACQUISITIONS

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

      On March 1, 1998, MarineMax effected business combinations in which it acquired, in separate merger transactions, the beneficial interests in Bassett Boat Company, Bassett Realty, L.L.C., Gulfwind South Realty, L.L.C., Harrison's Realty, L.L.C. and Harrison's Realty California, L.L.C. (collectively, the Original Property Acquisitions) in exchange for 1,392,026 shares of the Company's common stock. Additionally, on July 7, 1998, MarineMax acquired, in separate merger transactions, the beneficial interests in C & N Realty L.L.C., Walker Marina Realty, L.L.C., Marina Drive Realty I, L.L.C., and Marina Drive Realty II, L.L.C. (collectively, Cochran's L.L.C.s) in exchange for 120,000 shares of the Company's common stock. These acquisitions have been accounted for under the purchase method of accounting.

      On April 30, 1998, the Company acquired in a merger transaction all of the issued and outstanding common stock of Stovall Marine, Inc. (Stovall) in exchange for 492,306 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $5.3 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

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

      On September 15, 1998, the Company acquired the net assets, including the retail location of Sea Ray of Las Vegas (Vegas) in exchange for approximately $3.5 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.0 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

      On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $3.1 million and 250,000 shares of the Company's common stock. The asset purchase agreement calls for the final purchase price to be determined based upon results from operations for the period ended December 31, 1998. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of an estimated $8.1 million in goodwill, representing the excess of the estimated purchase price over the estimated fair value of the net assets acquired. The final purchase price could result in either a refund to the Company or an additional payment by the Company of up to approximately $5.0 million.

      On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.0 million. The final purchase price is subject to adjustment based on various factors, including the calendar 1998 earnings of Woods & Oviatt. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.0 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

      The Original Property Acquisitions, Stovall, Cochran's L.L.C.s, Brevard, Vegas, Treasure Cove and Woods & Oviatt (collectively, the Purchased Companies) have been reflected in the Company's financial statements subsequent to their respective acquisition dates.



3. PRO FORMA RESULTS OF OPERATIONS AND NONRECURRING SETTLEMENT OBLIGATION

      In connection with the merger of the Pooled Companies, the applicable merged companies terminated their S corporation status and recorded a deferred income tax charge and a corresponding net deferred tax liability of approximately $1,680,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. The Company has presented pro forma income tax disclosure as if the Company and subsidiaries were C corporations for the three-month period ended December 31, 1997.

      The Company and Brunswick Corporation (Brunswick) disputed the applicability of the change in control provisions in the dealership agreements of the Original Merged Companies. In order to avoid a long, costly and disruptive dispute, the Company and Brunswick agreed not to challenge the change in control provisions of the dealership agreements, and the Company agreed to pay Brunswick $15 million. The Settlement payable to Brunswick required interest to be paid quarterly at the 30-day LIBOR rate plus 125 basis points. The $15 million Settlement payable was paid in full to Brunswick in December 1998.

4. DEBT:

      On April 7, 1998, the Company executed an agreement for a working capital line of credit ( the Line of Credit) with a financial institution under which the Company refinanced substantially all of its outstanding floor plan notes payable. Borrowings under the Line of Credit are determined pursuant to a borrowing base formula and are used primarily for financing the Company's inventory. The maximum available borrowings under the Line of Credit are $105 million, which the Company plans to increase or supplement to provide $200 million of borrowing capacity. The Line of Credit bears interest at the 90-day LIBOR rate plus 125 basis points, and has a three-year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Annual Report on Form 10-K (Registration number 1-14173) as filed with the SEC on December 29, 1998. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities Exchange Commission.

GENERAL

      The Company is the largest recreational boat retailer in the United States. Through 41 retail locations in nine states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers boat brokerage services.

      MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. On March 1, 1998, MarineMax acquired, in separate merger transactions, all of the issued and outstanding common stock of Bassett Boat Company of Florida, Gulfwind South, Inc., Gulfwind U.S.A., 11502 Dumas, Inc. and subsidiaries d/b/a Louis DelHomme Marine, Harrison's Boat Center, Inc., and Harrison's Marine Centers of Arizona, Inc. (collectively, the Original Merged Companies) in exchange for 7,799,844 shares of the Company's Common Stock. On July 7, 1998 the Company acquired, in separate merger transactions, all of the issued and outstanding common stock of Cochran's Marine, Inc. and C & N Marine Corporation (together Cochran's Marine) in exchange for 603,386 shares of its Common Stock. On July 30, 1998, the Company acquired all of the issued and outstanding common stock of Sea Ray of Wilmington, Inc. (f.k.a. Skipper Bud's of North Carolina) in a merger transaction in exchange for 412,390 shares of its Common Stock.

      These business combinations (collectively, the Pooled Companies) have been accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements of the Company have been restated to reflect the operations as if the companies had operated as one entity since inception.

      In addition to the Pooled Companies, the Company has acquired four additional boat retailers, one brokerage operation and companies owning real estate used in the operations of certain subsidiaries of the Company (collectively, the Purchased Companies). In connection with these acquisitions, the Company issued an aggregate of 2,268,984 shares of its common stock and paid an aggregate of approximately $8.2 million in cash, resulting in the recognition of an aggregate of $16.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

      Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three months ended December 31, 1998 to the three months ended December 31, 1997 and should be read in conjunction with the condensed consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere in this Report.

      The Company derives its revenue from (i) selling new and used recreational boats and related marine products; (ii) arranging financing, insurance, and extended warranty products; (iii) providing boat repair and maintenance services; and (iv) offering boat brokerage services. Revenue from boat or related marine product sales, boat repair and maintenance services, and boat brokerage services is recognized at the time the product is delivered to or accepted by the customer or the service is completed. Revenue earned by the Company for arranging financing, insurance, and extended warranty products is recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

      Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional parts or consumables used in providing maintenance, repair, and rigging services.

      The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling approximately $4.1 million for the three months ended December 31, 1997. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is difficult and less meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

      In the December 1998 quarter, the Company paid $15,000,000 in relation to a March 1998 settlement (Settlement Obligation) reached with its primary supplier, Brunswick Corporation (see the Company's Annual Report on Form 10-K for more details).

      The condensed consolidated Financial Statements included with this filing include a pro forma adjustment for income taxes as if the Company was a C corporation from its inception. The condensed consolidated Financial Statements do not include pro forma adjustments for the effects of contractually reduced compensation levels of certain members of management nor the planned addition of public company expenses.


CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended December 31, 1998 Compared to Three-Month Period Ended December 31, 1997:

      Revenue. Revenue increased $22.9 million, or 49.3%, to $69.3 million for the three-month period ended December 31, 1998 from $46.4 million for the three-month period ended December 31, 1997. Of this increase, $8.0 million was attributable to 17% growth in comparable stores sales and $14.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales for the three-month period ended December 31, 1998, resulted primarily from the Company's experience-based retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care (two years of defined maintenance); a greater emphasis on used boat sales and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products customers desire.

      Gross Profit. Gross profit increased $6.8 million, or 70.3%, to $16.6 million for the three-month period ended December 31, 1998 from $9.7 million for the three-month period ended December 31, 1997. Gross profit as a percentage of revenue increased to 23.9% in 1998 from 21.0% in 1997. The increase in gross profit margin was attributable to the implementation of the Company's experience-based retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care (two years of defined maintenance), the Company's expanded brokerage operations and increased sales of products that historically result in higher gross profits such as finance and insurance contracts.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $1.4 million, or 9.6%, to $15.6 million for the three-month period ended December 31, 1998 from $14.2 million for the three-month period ended December 31, 1997. Selling, general, and administrative expenses as a percentage of revenue decreased to 22.5% in 1998 from 30.7% in 1997. Substantially all of the decrease was attributable to achieving operating efficiencies and synergies, the reduction of employee-stockholder compensation activities and offset by additional overhead associated with being a public company.

      Interest Expense, Net. Interest expense, net increased approximately $118,000 or 33.7%, to approximately $468,000 in 1998 from approximately $350,000 in 1997. Interest expense, net as a percentage of revenue decreased to 0.7% in 1998 from 0.8% in 1997. The decrease resulted primarily from the reduced interest rate on the Company's line of credit and reduced level of debt as a result of the Company's Initial Public Offering. The decrease was partially offset by increased debt associated with the Settlement Obligation and higher levels of outstanding borrowings related to the increased level of inventories required to support the increased level of revenue.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through new retail openings and acquisitions. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. Historically, the Company utilized a combination of floor plan financing, working capital lines of credit, and loans from stockholders to finance inventory levels. These historic credit facilities had varying interest rates, terms, and payment requirements. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. No agreements exist that restrict this flow of funds.

      At December 31, 1998, the Company's indebtedness totaled approximately $101.5 million, of which approximately $3.6 million was associated with the Company's real estate holdings and the remaining $97.9 million was associated with financing the Company's current inventory level and working capital needs.

      The Company replaced the various lines of credit of the Pooled and Purchased Companies with a Loan and Security Agreement, dated April 7, 1998, with Nations Credit Distribution Finance, Inc. (NDF). The agreement provides for a revolving line of credit facility to the Company with maximum available borrowings of $105 million (the Loan). Advances on the Loan accrue interest at the 90-day London Interbank Offered Rate plus 125 basis points. The Loan terminates on April 1, 2001. The availability of loan advances from time to time will be based upon the value of new and used inventory, parts inventory, and accounts receivable of the Company and each of its direct and indirect subsidiaries. Advances may be used for inventory, working capital, and other purposes satisfactory to NDF. No more than $10 million in advances may be outstanding for working capital purposes, unless the Company and its subsidiaries pledge their real property assets. The Loan is guaranteed by each of the Company's direct and indirect subsidiaries. The Loan and guaranties of the subsidiaries are secured by all of the accounts, inventories, other goods, equipment, furniture, and fixtures of the Company and all of the subsidiaries.

      The Company is currently in the process of increasing its inventory and working capital borrowing capacity. The Company has obtained three commitment letters from separate financial institutions. Upon completion and execution of the legal documentation, the inventory and working capital borrowing capacity of the Company is expected to be increased to over $200 million, pursuant to the commitment letters.

      Since March 1, 1998, the Company has acquired six additional boat dealers, one brokerage operation and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,268,984 shares of its common stock and paid an aggregate of approximately $8.2 million in cash, resulting in the recognition of an aggregate of $16.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.


IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

      The Company's business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. The Company's current operations are concentrated in the more temperate regions of the United States, and its business could become substantially more seasonal as it acquires retailers that operate in colder regions of the United States.

YEAR 2000 COMPLIANCE

      Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company believes that its management information system complies with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information system to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's management information system interface will continue to properly interface with the Company's system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company has developed a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

      There were no new material developments in the legal proceedings previously reported by the Company and no new material legal proceedings during the quarter ended December 31, 1998 other than those previously reported by the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) In December 1998, the Company issued 6,933 shares of its common stock to outside directors of the Company in lieu of cash directors' fees. The issuance of unregistered shares was in conformity with the approved plan of the Board of Directors without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2).


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      27.1 Financial Data Schedule

                                 MARINEMAX, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARINEMAX INC.

February 11, 1999                         By: /s/ Michael H. McLamb
                                             -----------------------------------
                                              Michael H. McLamb
                                              Chief Financial Officer, Vice
                                              President, Secretary and
                                              Treasurer

                                 Exhibit Index


Exhibit No.                   Description
-------------                 -----------
27.1                          Financial Data Schedule