Form 10-Q
period 1999-03-31
MARINEMAX INC
filed 1999-05-12
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                         Yes    X                  No


The number of outstanding shares of the registrant's Common Stock on April 30, 1999 was 15,085,875

                                 MARINEMAX, INC.



                                Table of Contents


Item No.                                                                    Page

PART I  FINANCIAL INFORMATION
1.  Financial Statements (unaudited):
          Condensed Consolidated Results of Operations
             For the Three-Month and Six-Month Periods Ended
             March 31, 1998 and March 31, 1999................................3
          Condensed Consolidated Balance Sheets as of
             September 30, 1998 and March 31, 1999............................4
          Condensed Consolidated Statements of Cash Flows
             For the Six-Month Periods Ended
             March 31, 1998 and March 31, 1999................................5
          Notes to Condensed Consolidated Financial Statements................7

    2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition............................................10

PART II  OTHER INFORMATION
    1.  Legal Proceedings....................................................15
    2.  Changes in Securities and Use of Proceeds............................15
    3.  Defaults Upon Senior Securities......................................15
    4.  Submission of Matters to Vote of Security Holders....................15
    5.  Other Information....................................................15
    6.  Exhibits and Reports on Form 8-K.....................................15
    7.  Signatures...........................................................16

ITEM 1.           FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
                                   (Unaudited)




                                               For the Three-Month Period       For the Six-Month Period Ended
                                                     Ended March 31,                       March 31,
                                             --------------------------------  ----------------------------------
                                                  1998             1999              1998              1999
                                             ----------------  --------------  -----------------  ---------------
Revenue                                         $ 62,381,812     $93,482,374       $108,782,986     $162,746,825
Cost of sales                                     47,860,724      70,940,434         84,522,947      123,618,791
                                             ----------------  --------------  -----------------  ---------------
         Gross profit                             14,521,088      22,541,940         24,260,039       39,128,034

Selling, general and
    administrative expenses                       11,747,095      18,081,046         25,974,407       33,676,688
Non-recurring settlement (Note 3)                 15,000,000               -         15,000,000                -
                                             ----------------  --------------  -----------------  ---------------

         Income (loss) from operations          (12,226,007)       4,460,894       (16,714,368)        5,451,346
Interest expense, net                                742,345         298,782          1,092,690          767,114
                                             ----------------  --------------  -----------------  ---------------

Income (loss) before income taxes               (12,968,352)       4,162,112       (17,807,058)        4,684,232

Income tax provision (benefit)                   (4,844,338)       1,694,502        (5,185,205)        1,935,691
                                             ----------------  --------------  -----------------  ---------------

Net income (loss) (Note 3)                      $(8,124,014)      $2,467,610      $(12,621,853)       $2,748,541
                                             ================  ==============  =================  ===============

Basic and diluted net
    income (loss) per
    common share (Note 3):                           $(0.87)           $0.17            $(1.38)            $0.19
                                             ================  ==============  =================  ===============
Shares used in computing net
    income (loss) per common share:

              Basic                                9,365,970      14,772,127          9,131,343       14,685,943
                                             ================  ==============  =================  ===============
              Diluted                              9,365,970      14,781,896          9,131,343       14,690,828
                                             ================  ==============  =================  ===============

Pro Forma Data:
Pro forma income tax provision (benefit)           (343,003)                        (1,937,618)
                                             ----------------                  -----------------
Pro forma net income (loss)                     $(7,781,011)                      $(10,684,235)
                                             ================                  =================

Pro forma basic and diluted net income
    (loss) per share (Note 3)                        $(0.83)                            $(1.17)
                                             ================                  =================


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                                    September 30,        March 31,
                                                                        1998               1999
                                                                    ------------       ------------
                                                                                        (unaudited)
                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $  7,860,866       $ 17,553,012
     Accounts receivable, net                                         18,511,878         15,225,091
     Inventories                                                      80,756,342        148,441,830
     Prepaids and other current assets                                 2,824,345          2,980,818
     Deferred tax asset                                                     --              465,423
                                                                    ------------       ------------
         Total current assets                                        109,953,431        184,666,174

PROPERTY AND EQUIPMENT, net                                           24,776,439         28,321,296
DEFERRED TAX ASSET                                                       103,426             64,136
GOODWILL AND OTHER ASSETS                                             15,624,996         27,538,685
                                                                    ------------       ------------
         Total assets                                               $150,458,292       $240,590,291
                                                                    ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $  8,591,679       $ 23,877,560
     Customer deposits                                                 4,815,979         13,035,650
     Accrued expenses                                                  6,044,506         10,687,997
     Short-term borrowings                                            45,813,419        115,269,946
     Current maturities of long-term debt                                442,519            547,258
     Deferred taxes                                                      165,511               --
     Settlement payable                                               15,000,000               --
                                                                    ------------       ------------
         Total current liabilities                                    80,873,613        163,418,411

LONG-TERM DEBT, net of current maturities                              3,249,494          2,974,912
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                   --                 --
Common stock, $.001 par value; 40,000,000 shares authorized,
   14,600,428 and 15,085,875 shares issued and outstanding at
   September 30, 1998 and March 31, 1999, respectively                    14,601             15,086
Additional paid-in capital                                            57,113,708         62,226,465
Retained earnings                                                      9,206,876         11,955,417
                                                                    ------------       ------------
Total stockholders' equity                                            66,335,185         74,196,968
                                                                    ------------       ------------
Total liabilities and stockholders' equity                          $150,458,292       $240,590,291
                                                                    ============       ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
                                   (Unaudited)

                                                                          March 31,           March 31,
                                                                            1998                1999
                                                                        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                  $(12,621,853)       $  2,748,541
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                       528,381           1,912,796
         Deferred income tax provision (benefit)                          (4,035,606)           (591,644)
         Loss (gain) on sale of property and equipment                          --                35,767
         Stock Compensation                                                     --                84,597
     Decrease (increase) in --
         Accounts receivable, net                                         (1,707,492)          3,911,747
         Due from related parties                                            640,632                --
         Inventories                                                     (26,987,861)        (55,234,730)
         Prepaids and other assets                                        (2,915,111)         (1,766,411)
     Increase (decrease) in --
         Accounts payable                                                  3,004,682          15,114,497
         Customer deposits                                                 5,891,625           4,623,426
         Accrued expenses and other liabilities                            1,096,317           4,180,381
         Short-term borrowings                                            25,772,626          57,632,834
         Settlement payable                                               15,000,000         (15,000,000)
                                                                        ------------        ------------
              Net cash provided by (used in)
                operating activities                                       3,666,340          17,651,801
                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (1,287,049)         (4,467,053)
     Proceeds from sale of property and equipment                               --                29,469
     Cash used in purchase of businesses                                        --            (3,352,228)
                                                                        ------------        ------------
              Net cash provided by (used in) investing activities         (1,287,049)         (7,789,812)
                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on notes
       payable to related parties                                             96,533                --
     Repayments on long-term debt                                           (439,735)           (169,843)
     Redemption of Common Stock                                             (150,000)               --
     Distributions to stockholders                                        (8,650,278)               --
                                                                        ------------        ------------
              Net cash provided by (used in)
                financing activities                                      (9,143,480)           (169,843)
                                                                        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     (6,764,189)          9,692,146
CASH AND CASH EQUIVALENTS,
     beginning of period                                                  11,537,934           7,860,866
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                $  4,773,745        $ 17,553,012
                                                                        ============        ============

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
                                   (Unaudited)
                                   (Continued)

                                                                             March 31, 1998             March 31, 1999
                                                                             ---------------           ---------------

Supplemental Disclosures of Cash Flow Information:
     Cash paid for
         Interest                                                            $     1,062,003           $     1,122,855
         Income taxes                                                        $          --             $       676,150

Supplemental Disclosures of Non-Cash Investing and Financing
     Activities:
         Issuance of Common Stock and Warrants in exchange for
              property and equipment                                         $    10,590,206           $     4,314,645
         Assumption of debt (primarily inventory financing) in
              conjunction with of property and equipment                     $     4,107,428           $    11,823,693
         Distributions declared but not yet paid                             $       815,906           $          --




            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.       COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 47 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Texas.

         In October 1998, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), and entered in to a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The Agreement gives the Company the rights to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 74 feet.

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

         On July 30, 1998, the Company acquired, in a merger transaction, all of the issued and outstanding common stock of Sea Ray of Wilmington, Inc. (f.k.a. Skipper Bud's of North Carolina) in exchange for 412,390 shares of its common stock.

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

         On April 30, 1998, the Company acquired, in a merger transaction, all of the issued and outstanding common stock of Stovall Marine, Inc. (Stovall) in exchange for 492,306 shares of the Company's common stock, valued at approximately $5.3 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $5.3 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         On September 3, 1998, the Company acquired the net assets of Brevard Boat Sales, Inc. (Brevard) in exchange for approximately $1.3 million of cash, including acquisition costs, and 14,652 shares of the Company's common stock, valued at approximately $125,000. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         On September 15, 1998, the Company acquired the net assets, including the retail location of Sea Ray of Las Vegas (Vegas) in exchange for approximately $3.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $3.4 million of cash, including acquisition costs, and 250,000 shares of the Company's common stock, valued at approximately $2.3 million. The asset purchase agreement calls for the final purchase price to be determined based upon results from operations for the period ended December 31, 1998. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of an estimated $8.2 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired. The final purchase price could result in either a refund to the Company or an additional payment by the Company of up to approximately $4.0 million.

         On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.1 million of cash, including acquisition costs. The final purchase price is subject to adjustment based on various factors, including the calendar 1998 earnings of Woods & Oviatt. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         On February 11, 1999, the Company acquired the net assets of Boating World (Boating World) in exchange for approximately $523,000 of cash, including acquisition costs and warrants valued at approximately $269,000, providing the holder the right to buy 40,000 shares of MarineMax common stock at $15 per share. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $700,000 in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         On March 9, 1999, the Company acquired the net assets of Merit Marine (Merit) in exchange for approximately $1.2 million of cash, including acquisition costs, 476,000 shares of the Company's common stock, valued at approximately $4.8 million, a $3 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations related to boat inventories, which primarily finance Merit Marine's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $9.2 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

         The Original Property Acquisitions, Stovall, Cochran's L.L.C.s, Brevard, Vegas, Treasure Cove, Woods & Oviatt, Boating World and Merit (collectively, the Purchased Companies) have been reflected in the Company's financial statements subsequent to their respective acquisition dates.

3.       PRO FORMA RESULTS OF OPERATIONS AND NONRECURRING SETTLEMENT

         In connection with the merger of the Pooled Companies, the applicable merged companies terminated their S corporation status and recorded a deferred income tax charge and a corresponding net deferred tax liability of approximately $1,250,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. The Company has presented pro forma income tax disclosure as if the Company and subsidiaries were C corporations for the three-month and six-month periods ended March 31, 1998.

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

4.       SHORT-TERM BORROWINGS:

         On March 18, 1999, the Company renegotiated and supplemented its working capital borrowing facilities by entering into two revolving lines of credit facilities (the Facilities) with separate institutions (the Lenders) providing for combined borrowing availability of $155 million at a weighted average interest rate of approximately LIBOR plus 140 basis points. Both facilities have similar terms and mature in March 2001. As of March 31, 1999, the total available borrowings under short-term borrowings were approximately $20.0 million.

5.       SUBSEQUENT EVENT

On April 5, 1999, the Company acquired the net assets of Suburban Boatworks, Inc. (Suburban) in exchange for $965,000 of cash, including acquisition costs, 121,000 shares of the Company's common stock, valued at approximately $1.3 million, a $500,000 promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations related to boat inventories, which primarily finance Suburban's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $3.6 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired.

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

GENERAL

         The Company is the largest recreational boat retailer in the United States. Through 47 retail locations in 13 states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers boat brokerage services.

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

         In addition to the Pooled Companies, the Company has acquired six additional boat retailers, one brokerage operation and companies owning real estate used in the operations of certain subsidiaries of the Company (collectively, the Purchased Companies). In connection with these acquisitions, the Company issued an aggregate of 2,744,984 shares of its common stock, issued 40,000 warrants, paid an aggregate of approximately $11.2 million in cash and entered into a $3.0 million promissory note, resulting in the recognition of an aggregate of $26.6 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

         Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares three-month period ended March 31, 1999 to the three-month period ended March 31,1998, and the six-month period ended March 31, 1999 to the six-month period ended March 31,1998 and should be read in conjunction with the condensed consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere in this Report.

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

         The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling approximately $4.2 million for the six months ended March 31, 1998. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is difficult and less meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

         In December 1998, the Company paid $15,000,000 in relation to a March 1998 settlement (Settlement Obligation) reached with its primary supplier, Brunswick Corporation (see the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission).

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


CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended March 31, 1999 Compared to Three-Month Period Ended March 31, 1998:

         Revenue. Revenue increased $31.1 million, or 49.9%, to $93.5 million for the three-month period ended March 31, 1999 from $62.4 million for the three-month period ended March 31, 1998. Of this increase, $10.8 million was attributable to 18% growth in comparable stores sales and $20.3 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales for the three-month period ended March 31, 1999 resulted primarily from the Company's retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care (two years of defined maintenance), more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products customers desire.

         Gross Profit. Gross profit increased $8.0 million, or 55.2%, to $22.5 million for the three-month period ended March 31, 1999 from $14.5 million for the three-month period ended March 31, 1998. Gross profit as a percentage of revenue increased to 24.1% in 1999 from 23.3% in 1998. The increase in gross profit margin was attributable to the implementation of the Company's retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care, the Company's expanded brokerage operations and increased sales of products that historically result in higher gross profits such as service and parts and finance and insurance contracts.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $6.3 million, or 53.9%, to $18.1 million for the three-month period ended March 31, 1999 from $11.8 million for the three-month period ended March 31, 1998. Selling, general, and administrative expenses as a percentage of revenue increased to 19.3% in 1999 from 18.8% in 1998. This increase resulted from the investment of additional resources to train employees at MarineMax University, the Company's Clearwater, FL, based training facility, and the additional overhead associated with being a public company, partially offset by reductions in other selling, general, and administrative expenses through achieving operating efficiencies and synergies.

         Non-Recurring Settlement. The Non-Recurring Settlement for the three-month period ended March 31, 1998 was attributable to the $15.0 million charge under the Settlement Agreement the Company entered into with Brunswick.

         Interest Expense, Net. Interest expense, net decreased approximately $444,000 or 59.8%, to approximately $298,000 in 1999 from approximately $742,000 in 1998. Interest expense, net as a percentage of revenue decreased to 0.3% in 1999 from 1.2% in 1998. The decrease resulted primarily from the reduced interest rate on the Company's lines of credit and reduced level of debt as a result of the Company's June 3, 1998, Initial Public Offering.

Six-Month Period Ended March 31, 1999 Compared to Six-Month Period Ended March 31,1998:

         Revenue. Revenue increased $54.0 million, or 49.6%, to $162.7 million for the six-month period ended March 31, 1999 from $108.7 million for the six-month period ended March 31, 1998. Of this increase, $20.5 million was attributable to 18% growth in comparable stores sales in 1999 and $33.5 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1999 resulted primarily from the Company's experience-based retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care more effective utilization of the prospective customer tracking feature of the integrated computer system, and a greater emphasis on used boat sales.

         Gross Profit. Gross profit increased $14.9 million, or 61.3%, to $39.1 million for the six-month period ended March 31, 1999 from $24.2 million for the six-month period ended March 31, 1998. Gross profit margin as a percentage of revenue increased to 24.0% in 1999 from 22.3% in 1998. The increase in gross profit margin was attributable to the implementation of the Company's experience-based retailing strategies, including the implementation of MarineMax Value-Price sales approach and MarineMax Care and increased sales of products that historically result in higher gross profits such as finance and insurance contracts.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $7.7 million, or 29.7%, to $33.7 million for the six-month period ended March 31, 1999 from $26.0 million for the six-month period ended March 31, 1998. Selling, general, and administrative expenses as a percentage of revenue decreased to 20.7% in 1999 from 23.9% in 1998. Substantially all of this decrease was attributable to a $4.2 million reduction of stockholder-employee compensation in the six-month period ended March 31, 1999 versus the six-month period ended March 31, 1998. In addition, the Company experienced a reduction in selling, general, and administrative expenses by achieving operating efficiencies and synergies, which was partially offset by additional expenses associated with MarineMax University and being a public company.

         Non-Recurring Settlement. The Non-Recurring Settlement for the six-month period ended March 31, 1998 was attributable to the $15.0 million charge under the Settlement Agreement the Company entered into with Brunswick.

         Interest Expense, Net. Interest expense, net decreased approximately $326,000, or 29.8%, to $767,000 in 1999 from $1.1 million in 1998. Interest expense, net as a percentage of revenue decreased to 0.5% in 1999 from 1.0% in 1998. This decrease resulted primarily from the reduced interest rate on the

Company's lines of credit and reduced level of debt as a result of the Company's Initial Public Offering. The decrease was partially offset by increased debt associated with higher levels of outstanding borrowings related to the increased level of inventories required to support the increased level of revenue.


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

         At March 31, 1999, the Company's indebtedness totaled approximately $118.8 million, of which approximately $3.5 million was associated with the Company's real estate holdings and the remaining $115.3 million was associated with financing the Company's current inventory level and working capital needs.

         On March 18, 1999, the Company renegotiated and supplemented its working capital borrowing facilities by entering into two revolving lines of credit facilities (the Facilities) with separate institutions (the Lenders) providing for combined borrowing availability of $155 million at a weighted average interest rate of approximately LIBOR plus 140 basis points. Both facilities have similar terms and mature in March 2001. As of March 31, 1999, the total available borrowings under short-term borrowings were approximately $20.0 million.

         The Company is currently in the process of increasing its inventory and working capital borrowing capacity. The Company has obtained two commitment letters from separate financial institutions. Upon completion and execution of the legal documentation, the inventory and working capital borrowing capacity of the Company is expected to be increased to over $230 million, pursuant to the commitment letters.

         During the six-month period March 31, 1999, the Company acquired two additional boat retailers and one brokerage operation. In connection with these acquisitions, the Company paid an aggregate of approximately $2.8 million in cash, executed a $3.0 million promissory note, and issued stock and warrant consideration, resulting in the recognition of an aggregate of approximately $11.0 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

         The Company's working capital lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 1999.


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

                                     PART II
                                OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS

                  As reported in the Company's 10-K Report for the fiscal year ended September 30, 1998, the Company terminated for cause the employment of Richard C. LaManna, Jr. Richard C. LaManna III, and Darrell C. LaManna (collectively the "LaMannas") under their employment agreements dated as of March 1, 1998. Following the termination, the Company, commenced binding arbitration before the American Arbitration Association; the Company filed a lawsuit against the LaMannas in the United States District of Florida, Tampa Division, Case No. 98-2429-CIV-T-2SF; and subsequently the LaMannas filed a lawsuit against the Company and certain directors in the Superior Court of Shasta County, California Case No. 136666 (collectively, the "Proceedings").

         In April 1999, the Company, the LaMannas, and the other parties to the proceedings arrived at an agreement to all differences that arose among them, dismissed all of the Proceedings with prejudice, and executed mutual releases of all claims. The LaMannas have agreed to work with the Company under Consulting Agreements that extend through February 2003.

Item 2.      Changes in Securities and Use of Proceeds

                  On February 11, 1999, the Company issued warrants to Larry Reynolds, valued at approximately $269,000 providing the holder to purchase 40,000 shares of MarineMax common stock at an exercise price of $15 per share, in conjunction with its acquisition of Boating World. The Company issued the warrants without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

                  On March 3, 1999, the Company issued 2,514 shares of its common stock to outside directors of the Company in lieu of cash directors' fees. The Company issued the common stock without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

                  On March 9, 1999, the Company issued 476,000 shares of its common stock valued at approximately $4.8 million to James Andreotta, Robert Andreotta and Michael Aiello in conjunction with its acquisition of Merit Marine. The Company issued the common stock without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


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

May 12, 1999                           By:  /s/ Michael H. McLamb

                                            Michael H. McLamb
                                            Chief Financial Officer, Vice
                                            President, Secretary and Treasurer

                                 Exhibit Index

Ex - 27.1       Financial Data Schedule