Form 10-K/A
period 1998-09-30
MARINEMAX INC
filed 1999-07-29
CIK 1057060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

     The following table illustrates the range of the Company's new boat product lines.

                                                NUMBER         OVERALL        MANUFACTURER SUGGESTED
         PRODUCT LINE AND TRADE NAME           OF MODELS       LENGTH           RETAIL PRICE RANGE
---------------------------------------------  ---------   ---------------    ----------------------
MOTOR YACHTS AND CONVERTIBLES
  Hatteras Motor Yachts......................     10           52' to 100'+   $983,000 to $8,000,000+
  Hatteras Convertibles......................      8            50' to 90'    944,800 to  5,000,000
PLEASURE BOATS
  Sea Ray Yachts.............................      6            50' to 63'    809,000 to  2,138,000
  Sea Ray Sport Yachts.......................     10        37' to 48 1/2'    289,000 to    810,000
  Sea Ray Sport Cruisers.....................     12            24 1/2' to     71,000 to    219,000
                                                                   33 1/2'
  Sea Ray Sport Boats........................     19        18' to 25 1/2'     18,000 to     61,500
FISHING BOATS
  Boston Whaler..............................     17            11' to 28'     6,000 to    117,000
  Sea Pro....................................     19        17' to 26 1/2'     10,000 to     30,000
  Sea Hunt...................................      3            17' to 21'     12,000 to     15,000
HIGH-PERFORMANCE BOATS
  Baja Marine................................     23        18' to 42 1/2'     22,000 to    229,000
JET BOATS
  Sea Rayder.................................      1               15 1/2'            16,000
  Boston Whaler Rage.........................      1                   15'     16,000 to     18,000
SKI BOATS
  Malibu Boats...............................      7            20' to 21'     19,000 to     55,000

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


                                                                                         NINE MONTHS ENDED
                                                        YEAR ENDED DECEMBER 31,            SEPTEMBER 30,
                                                    --------------------------------    --------------------
                                                      1994        1995        1996        1996        1997
                                                    --------    --------    --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................  $141,800    $168,111    $197,609    $156,611    $200,414
Cost of sales.....................................   109,543     128,823     149,948     117,514     150,479
                                                    --------    --------    --------    --------    --------
Gross profit......................................    32,257      39,288      47,661      39,097      49,935
Selling, general, and administrative expenses.....    24,895      31,071      38,650      25,378      30,388
Non-recurring settlement(1).......................        --          --          --          --          --
                                                    --------    --------    --------    --------    --------
Income from operations............................     7,362       8,217       9,011      13,719      19,547
Interest expense, net.............................     1,058       1,414       1,823       1,453       1,806
                                                    --------    --------    --------    --------    --------
Income before tax provision (benefit).............     6,305       6,803       7,188      12,266      17,741
Tax provision (benefit)...........................        31         (20)         42         661         596
                                                    --------    --------    --------    --------    --------
Net income (loss).................................  $  6,273    $  6,823    $  7,146    $ 11,605    $ 17,146
                                                    ========    ========    ========    ========    ========
Net income (loss) per share: Diluted(2).....................................................................
Weighted average number of shares: Diluted(2)...............................................................

OTHER DATA:
Number of stores(3)...............................        19          22          23          23          24
Sales per store(4)................................  $  6,449    $  6,572    $  7,124    $  7,027    $  8,722
Same-store sales growth(5)........................        12%         14%         14%          8%         28%

                                                       TWELVE                           PRO FORMA
                                                       MONTHS         FISCAL YEAR      FISCAL YEAR
                                                        ENDED            ENDED            ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1997             1998            1998(6)
                                                    -------------    -------------    -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................    $239,551        $   291,182      $   291,182
Cost of sales.....................................     180,998            220,364          220,364
                                                      --------        -----------      -----------
Gross profit......................................      58,552             70,818           70,818
Selling, general, and administrative expenses.....      44,424             52,479           47,679
Non-recurring settlement(1).......................          --             15,000           15,000
                                                      --------        -----------      -----------
Income from operations............................      14,128              3,339            8,139
Interest expense, net.............................       1,951              2,212            2,212
                                                      --------        -----------      -----------
Income before tax provision (benefit).............      12,177              1,127            5,927
Tax provision (benefit)...........................         (73)             1,705            2,371
                                                      --------        -----------      -----------
Net income (loss).................................    $ 12,251        $      (577)     $     3,556
                                                      ========        ===========      ===========
Net income (loss) per share: Diluted(2)...........                    $     (0.05)     $      0.32
                                                                      ===========      ===========
Weighted average number of shares: Diluted(2).....                     11,027,949       11,027,949
                                                                      ===========      ===========
OTHER DATA:
Number of stores(3)...............................          26                 41
Sales per store(4)................................    $ 10,536        $    11,269
Same-store sales growth(5)........................          26%                18%


                                                                     DECEMBER 31,                         SEPTEMBER 30,
                                                           --------------------------------      --------------------------------
                                                            1994         1995         1996           1997               1998
                                                           -------      -------      ------      -------------      -------------
BALANCE SHEET DATA:
Working capital..........................................  $ 7,312      $ 7,408      $8,560         $23,556            $29,079
Total assets.............................................   50,339       59,992      82,312          89,591            150,458
Long-term debt (including current portion)...............    1,314        1,161       1,438           7,414              3,692
Total stockholders' equity...............................   10,350       11,319      12,885          23,298             66,335

---------------
(1) Consists of Brunswick settlement obligation. See "Special
    Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion."

(2) The Company has elected to present per share data for the latest fiscal period only, as the per share data for the other periods are not meaningful due to changes in the historical equity structure and in the compensation paid to stockholder employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(3) Includes only those stores open at period end.


(4) Includes only those stores open for the entire preceding 12- or nine-month period, respectively.


(5) New stores are included in the comparable base at the beginning of the store's thirteenth month of operations.


(6) Pro forma amounts reflect a $4.8 million ($0.26 per diluted share) reduction in selling, general, and administrative expense for contractually lowered compensation and pro forma income taxes as if all the Company's Operating Subsidiaries always operated as C corporations for income tax purposes.

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


     In November 1998, the Company terminated for cause the employment of Richard C. LaManna, Jr. Richard C. LaManna III, and Darrell C. LaManna (collectively the "LaMannas") under their employment agreements dated as of March 1, 1998. Following the termination, the Company and the LaMannas, commenced binding arbitration before the American Arbitration Association; the Company filed a lawsuit against the LaMannas in the United States District Court for the District of Florida, Tampa Division, Case No. 98-2429-CIV-T-2SF; and subsequently the LaMannas filed a lawsuit against the Company and certain directors in the Superior Court of Shasta County, California Case No. 136666 (collectively, the "Proceedings").



     In April 1999, the Company, the LaMannas, and the other parties to the proceedings arrived at an agreement with respect to all differences that arose among them, dismissed all of the Proceedings with prejudice, and executed mutual releases of all claims. The agreement and dismissal of the proceedings did not have a material impact to the Company's financial statement taken as a whole. The LaMannas have agreed to work with the Company under Consulting Agreements that extend through February 2003.


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
10.13      Loan and Security Agreement between Registrant and
           NationsCredit Distribution Finance, Inc.(1)
10.14      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc.(1)
10.15      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc. by Stovall Marine, Inc.(1)
21         List of Subsidiaries*
23.1       Consent of Arthur Andersen LLP
27         Financial Data Schedule*


---------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998


 *  Previously Filed

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


Date: July 28, 1999


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                                                       CAPACITY                      DATE
---------                                                       --------                      ----

           /s/ WILLIAM H. MCGILL JR.              Chairman of the Board, President,       July 28, 1999
------------------------------------------------    and Chief Executive Officer
             William H. McGill Jr.                  (Principal Executive Officer)

             /s/ MICHAEL H. MCLAMB                Vice President, Chief Financial         July 28, 1999
------------------------------------------------    Officer, Treasurer, and Secretary
               Michael H. McLamb                    (Principal Accounting and
                                                    Financial Officer)

             /s/ RICHARD R. BASSETT               Executive Vice President and            July 28, 1999
------------------------------------------------    Director
               Richard R. Bassett

            /s/ PAUL GRAHAM STOVALL               Senior Vice President and Director      July 28, 1999
------------------------------------------------
              Paul Graham Stovall

               /s/ ROBERT S. KANT                 Director                                July 28, 1999
------------------------------------------------
                 Robert S. Kant

------------------------------------------------  Director
                R. David Thomas

------------------------------------------------  Director
                 Stewart Turley

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



     On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $3.4 million of cash, including acquisition costs, and 250,000 shares of the Company's common stock, valued at approximately $2.3 million. The asset purchase agreement calls for the final purchase price to be determined based upon results from operations for the period ended December 31, 1998. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of an estimated $8.1 million in goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired. The final purchase price could result in either a refund to the Company or an additional payment by the Company of up to approximately $5.0 million and will result in a decrease or increase, respectively, in the amount of goodwill recognized.


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
10.13      Loan and Security Agreement between Registrant and
           NationsCredit Distribution Finance, Inc.(1)
10.14      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc.(1)
10.15      Guaranty and Security Agreement of NationsCredit
           Distribution Finance, Inc. by Stovall Marine, Inc.(1)
21         List of Subsidiaries*
23.1       Consent of Arthur Andersen LLP
27         Financial Data Schedule*


---------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998


 *  Previously filed