Form 10-Q
period 1999-06-30
MARINEMAX INC
filed 1999-08-10
CIK 1057060

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  Yes  X    No

The number of outstanding shares of the registrant's Common Stock on July 31, 1999 was 15,237,525

================================================================================

                                 MARINEMAX, INC.

                                Table of Contents

Item No.                                                                   Page
--------                                                                   ----
PART I FINANCIAL INFORMATION

1. Financial Statements (unaudited):

      Condensed Consolidated Results of Operations
        For the Three-Month and Nine-Month Periods Ended
        June 30, 1998 and June 30, 1999................................      3

      Condensed Consolidated Balance Sheets as of
        September 30, 1998 and June 30, 1999...........................      4

      Condensed Consolidated Statements of Cash Flows
        For the Nine-Month Periods Ended
        June 30, 1998 and June 30, 1999................................      5

      Notes to Condensed Consolidated Financial Statements.............      7

2. Management's Discussion and Analysis of Results of Operations
      and Financial Condition..........................................     10

PART II OTHER INFORMATION

   1.  Legal Proceedings...............................................     15

   2.  Changes in Securities and Use of Proceeds.......................     15

   3.  Defaults Upon Senior Securities.................................     15

   4.  Submission of Matters to Vote of Security Holders...............     15

   5.  Other Information...............................................     15

   6.  Exhibits and Reports on Form 8-K................................     15

   7.  Signatures......................................................     16

ITEM 1. FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES

                  Condensed Consolidated Results of Operations
                                   (Unaudited)


                                     For the Three-Month           For the Nine-Month
                                    Period Ended June 30,         Period Ended June 30,
                                 ---------------------------   ---------------------------
                                      1998          1999           1998           1999
                                 ------------   ------------   ------------   ------------
Revenue                          $105,250,051   $161,628,952   $214,033,037   $324,375,777
Cost of sales                      80,336,888    123,691,688    164,859,835    247,310,479
                                 ------------   ------------   ------------   ------------
      Gross profit                 24,913,163     37,937,264     49,173,202     77,065,298

Selling, general and
   administrative expenses         13,494,629     23,316,259     39,469,036     56,992,947
Non-recurring settlement
   (Note 3)                                 -              -     15,000,000              -
                                 ------------   ------------   ------------   ------------

      Income (loss) from
        operations                 11,418,534     14,621,005     (5,295,834)    20,072,351
Interest expense, net               1,468,134        597,408      2,560,824      1,364,522
                                 ------------   ------------   ------------   ------------

Income (loss) before
  income taxes                      9,950,400     14,023,597     (7,856,658)    18,707,829

Income tax provision
  (benefit)                         3,468,049      5,529,213     (1,717,156)     7,464,904
                                 ------------   ------------   ------------   ------------

Net income (loss)
  (Note 3)                       $  6,482,351   $  8,494,384   $ (6,139,502)  $ 11,242,925
                                 ============   ============   ============   ============

Basic and diluted net
   income (loss) per
   common share (Note 3):        $       0.56   $       0.56   $      (0.62)  $       0.76
                                 ============   ============   ============   ============
Shares used in computing
  net income (loss) per
  common share:

         Basic                     11,624,855     15,228,587      9,910,101     14,866,850
                                 ============   ============   ============   ============
         Diluted                   11,635,267     15,238,110      9,913,571     14,873,280
                                 ============   ============   ============   ============

Pro Forma Data:
Pro forma income tax
  provision (benefit)            $    512,111                  $ (1,425,507)
                                 ------------                  ------------
Pro forma net income
  (loss)                         $  5,970,240                  $ (4,713,995)
                                 ============                  ============

Pro forma basic and
  diluted net income
  (loss) per share
  (Note 3)                       $       0.51                  $      (0.48)
                                 ============                  ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                    September 30,     June 30,
                                                        1998            1999
                                                    -------------   ------------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $  7,860,866    $ 21,140,383
   Accounts receivable, net                           18,511,878      17,144,247
   Inventories                                        80,756,342     137,430,009
   Prepaids and other current assets                   2,824,345       2,262,905
   Deferred tax asset                                         --       1,226,448
                                                    ------------    ------------
      Total current assets                           109,953,431     179,203,992

PROPERTY AND EQUIPMENT, net                           24,776,439      31,330,847
DEFERRED TAX ASSET                                       103,426              --
GOODWILL AND OTHER ASSETS                             15,624,996      35,378,038
                                                    ------------    ------------
      Total assets                                  $150,458,292    $245,912,877
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $  8,591,679    $ 28,559,428
   Customer deposits                                   4,815,979       8,459,850
   Accrued expenses                                    6,044,506      18,938,102
   Short-term borrowings                              45,813,419     101,548,966
   Current maturities of long-term debt                  442,519         535,836
   Deferred taxes                                        165,511              --
   Settlement payable                                 15,000,000              --
                                                    ------------    ------------
      Total current liabilities                       80,873,613     158,042,182

LONG-TERM DEBT, net of current maturities              3,249,494       3,421,841
DEFERRED TAX LIABILITY                                        --         144,352
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  5,000,000 shares authorized, none issued
  or outstanding                                              --              --
Common stock, $.001 par value; 40,000,000
  shares authorized, 14,600,428 and 15,237,525
  shares issued and outstanding at September 30,
  1998 and June 30, 1999, respectively                    14,601          15,238
Additional paid-in capital                            57,113,708      63,839,463
Retained earnings                                      9,206,876      20,449,801
                                                    ------------    ------------
Total stockholders' equity                            66,335,185      84,304,502
                                                    ------------    ------------
Total liabilities and stockholders' equity          $150,458,292    $245,912,877
                                                    ============    ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
                                   (Unaudited)


                                                     June 30,        June 30,
                                                       1998            1999
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                               $ (6,139,502)   $ 11,242,925
   Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    930,415       2,773,502
       Deferred income tax provision (benefit)          238,152      (1,144,181)
       Loss (gain) on sale of property and
         equipment                                       43,147          35,767
       Stock Compensation                                    --          84,597
   Decrease (increase) in --
       Accounts receivable, net                      (6,021,947)      2,384,174
       Due from related parties                         640,632              --
       Inventories                                    1,089,916     (36,878,751)
       Prepaids and other assets                     (4,055,046)     (4,621,750)
   Increase (decrease) in --
       Accounts payable                               1,508,627      19,486,446
       Customer deposits                              2,928,420      (1,398,442)
       Accrued expenses and other liabilities           975,670      12,051,224
       Short-term borrowings                        (20,652,293)     36,256,301
       Settlement payable                            15,000,000     (15,000,000)
                                                   ------------    ------------
         Net cash provided by (used in)
           operating activities                     (13,513,809)     25,271,812
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment               (2,566,189)     (7,887,838)
   Proceeds from sale of property and equipment          84,000          29,469
   Cash acquired (used) in purchase of
     businesses                                         496,659      (4,137,740)
                                                   ------------    ------------
         Net cash provided by (used in)
           investing activities                      (1,985,530)    (11,996,109)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net
     of offering expenses and underwriting
     commissions                                     38,300,327              --
   Proceeds from sale of common stock under
     employee benefit plans                                  --         238,150
   Net borrowings (repayments) on notes
     payable to related parties                      (3,102,053)             --
   Repayments on long-term debt                      (6,084,982)       (234,336)
   Redemption of Common Stock                          (150,000)             --
   Distributions to stockholders                     (9,466,184)             --
                                                   ------------    ------------
         Net cash provided by (used in)
           financing activities                      19,497,108           3,814
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   3,997,769      13,279,517
CASH AND CASH EQUIVALENTS,
   beginning of period                               11,537,934       7,860,866
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period           $ 15,535,703    $ 21,140,383
                                                   ============    ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
                                   (Unaudited)
                                   (Continued)


                                                        June 30,      June 30,
                                                          1998          1999
                                                      -----------   ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for
      Interest                                        $ 2,381,352    $ 1,867,369
      Income taxes                                    $        --    $   836,802

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
      Issuance of Common Stock and Warrants in
         exchange for business, property and
         equipment                                    $10,590,206    $19,479,246
      Assumption of debt (primarily inventory
         financing) in conjunction with
         acquisition of businesses, property
         and equipment                                $ 4,107,428    $ 6,403,645


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

      The accompanying financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Although the September 30,1998 balance sheet was derived from audited financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the Company's Amended Annual Report on Form 10-K/A (File number 1-4173) as filed with the SEC on July 29, 1999.

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

      On April 30, 1998, the Company acquired, in a merger transaction, all of the issued and outstanding common stock of Stovall Marine, Inc. (Stovall) in exchange for 492,306 shares of the Company's common stock, valued at approximately $5.3 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $5.3 million in goodwill.

      On September 3, 1998, the Company acquired the net assets of Brevard Boat Sales, Inc. (Brevard) in exchange for approximately $1.3 million of cash, including acquisition costs, and 14,652 shares of the Company's common stock, valued at approximately $125,000. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill.

      On September 15, 1998, the Company acquired the net assets, including the retail location of Sea Ray of Las Vegas (Vegas) in exchange for approximately $3.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill.

      On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $7.8 million of cash, including acquisition costs, and 250,000 shares of the Company's common stock, valued at approximately $2.3 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of an approximately $12.6 million in goodwill.

      On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill.

      On February 11, 1999, the Company acquired the net assets of Boating World (Boating World) in exchange for approximately $523,000 of cash, including acquisition costs and warrants valued at approximately $269,000. The warrants provide the holder the right to buy 40,000 shares of MarineMax common stock at $15.00 per share and were valued using a Black-Scholes model assuming a 5.25% risk free rate of return, a volatility factor of 44.7% and an expected dividend yield of 0%. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $700,000 in goodwill.

      On March 9, 1999, the Company acquired the net assets of Merit Marine (Merit) in exchange for approximately $1.2 million of cash, including acquisition costs, 476,000 shares of the Company's common stock, valued at approximately $4.8 million, a $3 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations related to boat inventories, which primarily finance Merit Marine's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $9.2 million in goodwill.

      On April 5, 1999, the Company acquired the net assets of Suburban Boatworks, Inc. (Suburban) in exchange for $965,000 of cash, including acquisition costs, 121,090 shares of the Company's common stock, valued at approximately $1.4 million, a $500,000 promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations related to boat inventories, which primarily finance Suburban's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $3.6 million in goodwill.

      The Original Property Acquisitions, Stovall, Cochran's L.L.C.s, Brevard, Vegas, Treasure Cove, Woods & Oviatt, Boating World, Merit and Suburban (collectively, the Purchased Companies) have been reflected in the Company's financial statements subsequent to their respective acquisition dates. The Company's common stock issued in conjunction with the acquisition of each of the Purchased Companies has been valued at approximately the current market price on each of their respective acquisition dates. The goodwill associated with the acquisition of the Purchased Companies represents the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis.

3. PRO FORMA RESULTS OF OPERATIONS AND NONRECURRING SETTLEMENT

      In connection with the merger of the Pooled Companies, the applicable merged companies terminated their S corporation status and recorded a deferred income tax charge and a corresponding net deferred tax liability of approximately $1,250,000, representing the tax effect of differences in bases in assets and liabilities for financial reporting and income tax purposes. The Company has presented pro forma income tax disclosure as if the Company and subsidiaries were C corporations for the three-month and nine-month periods ended June 30, 1998.

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

4. SHORT-TERM BORROWINGS:

      On March 18, 1999, the Company renegotiated and supplemented its working capital borrowing facilities by entering into two revolving line of credit facilities (the Facilities) with separate institutions (the Lenders) providing for combined borrowing availability of $155 million at a weighted average interest rate of approximately LIBOR plus 140 basis points. Both facilities have similar terms and mature in March 2001. As of June 30, 1999, the total available borrowings under short-term borrowings were approximately $44.0 million.

5. SUBSEQUENT EVENTS:

      On July 12, 1999, the Company executed an agreement for an additional working capital borrowing facility with a separate financial institution providing for a borrowing availability of $30 million at an interest rate of LIBOR plus 160 basis points. Borrowings under this facility are pursuant to a borrowing base formula and are used primarily for financing the Company's inventory. This facility has similar terms to the Company's existing working capital borrowing facilities and matures in July 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Amended Annual Report on Form 10-K/A (Registration number 1-14173) as filed with the SEC on July 29, 1999. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities and Exchange Commission.

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

      In addition to the Pooled Companies, the Company has acquired seven additional boat retailers, one brokerage operation and companies owning real estate used in the operations of certain subsidiaries of the Company (collectively, the Purchased Companies). In connection with these acquisitions, the Company issued an aggregate of 2,866,074 shares of its common stock, issued 40,000 warrants, paid an aggregate of approximately $17.2 million in cash and entered into promissory notes totaling $3.5 million, resulting in the recognition of an aggregate of $35.3 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

      Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three-month period ended June 30, 1999 to the three-month period ended June 30,1998, and the nine-month period ended June 30, 1999 to the nine-month period ended June 30,1998 and should be read in conjunction with the condensed consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere in this Report.

      The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling approximately $4.6 million for the nine months ended June 30, 1998. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is difficult and less meaningful. Certain employee-stockholders have entered into employment agreements with the Company, reflecting reduced compensation when compared to historical levels.

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

      In December 1998, the Company paid $15,000,000 in relation to a March 1998 settlement (Settlement Obligation) reached with its primary supplier, Brunswick Corporation (see the Company's Amended Annual Report on Form 10-K/A as filed with the SEC on July 29, 1999).

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended June 30, 1999 Compared to Three-Month Period Ended June 30, 1998:

      Revenue. Revenue increased $56.3 million, or 53.6%, to $161.6 million for the three-month period ended June 30, 1999 from $105.3 million for the three-month period ended June 30, 1998. Of this increase, $3.3 million was attributable to 6% growth in comparable stores sales and $53.0 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales for the three-month period ended June 30, 1999 resulted primarily from the Company's retailing strategies, including the implementation of the MarineMax Value-Price sales approach and MarineMax Care (two years of defined maintenance), more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products that customers desire.

      Gross Profit. Gross profit increased $13.0 million, or 52.2%, to $37.9 million for the three-month period ended June 30, 1999 from $24.9 million for the three-month period ended June 30, 1998. Gross profit as a percentage of revenue decreased to 23.5% in 1999 from 23.7% in 1998. The decrease in gross profit margin was attributable to reduced sales of products, such as finance and insurance contracts, that historically result in higher gross profits. The reduction in sales of these products was caused by a temporary promotion offered by Sea Ray, the Company's primary manufacturer, in which the customer was entitled to an extended warranty contract at Sea Ray's expense.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $9.8 million, or 72.8%, to $23.3 million for the three-month period ended June 30, 1999 from $13.5 million for the three-month period ended June 30, 1998. Selling, general, and administrative expenses as a percentage of revenue increased to 14.4% in 1999 from 12.8% in 1998. This increase resulted from the investment of additional resources to train employees at MarineMax University; investments in establishing service departments in certain markets; and the additional overhead associated with operating as a public company, partially offset by reductions in other selling, general, and administrative expenses through achieving operating efficiencies and synergies.

      Interest Expense, Net. Interest expense, net decreased approximately $903,000 or 59.3%, to approximately $597,000 in 1999 from approximately $1.5 million in 1998. Interest expense, net as a percentage of revenue decreased to 0.4% in 1999 from 1.4% in 1998. The decrease resulted primarily from the reduced interest rate on the Company's lines of credit and reduced level of debt as a result of the Company's cash and inventory management activities, including the application of the June 1998 IPO proceeds.

Nine-Month Period Ended June 30, 1999 Compared to Nine-Month Period Ended June 30,1998:

      Revenue. Revenue increased $110.4 million, or 51.6%, to $324.4 million for the nine-month period ended June 30, 1999 from $214.0 million for the nine-month period ended June 30, 1998. Of this increase, $27.3 million was attributable to 16% growth in comparable stores sales in 1999 and $83.1 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1999 resulted primarily from the Company's experience-based retailing strategies, including the implementation of the MarineMax Value-Price sales approach and MarineMax Care, more effective utilization of the prospective customer tracking feature of the integrated computer system, and a greater emphasis on used boat sales.

      Gross Profit. Gross profit increased $27.9 million, or 56.8%, to $77.1 million for the nine-month period ended June 30, 1999 from $49.2 million for the nine-month period ended June 30, 1998. Gross profit margin as a percentage of revenue increased to 23.8% in 1999 from 23.0% in 1998. The increase in gross profit margin was attributable to the implementation of the Company's experience-based retailing strategies, including the implementation of the MarineMax Value-Price sales approach and MarineMax Care and increased sales of products, such as finance and insurance contracts, that historically result in higher gross profits.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $17.5 million, or 44.4%, to $57.0 million for the nine-month period ended June 30, 1999 from $39.5 million for the nine-month period ended June 30, 1998. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.6% in 1999 from 18.4% in 1998. Substantially all of this decrease was attributable to a $4.6 million reduction of stockholder-employee compensation in the nine-month period ended June 30, 1999 versus the nine-month period ended June 30, 1998. In addition, the Company experienced a reduction in selling, general, and administrative expenses by achieving operating efficiencies and synergies, which was partially offset by additional expenses associated with MarineMax University and operating as a public company.

      Non-Recurring Settlement. The Non-Recurring Settlement for the nine-month period ended June 30, 1998 was attributable to the $15.0 million charge under the Settlement Agreement the Company entered into with Brunswick.

      Interest Expense, Net. Interest expense, net decreased approximately $1.2 million, or 46.7%, to $1.4 million in 1999 from $2.6 million in 1998. Interest expense, net as a percentage of revenue decreased to 0.4% in 1999 from 1.2% in 1998. The decrease resulted primarily from the reduced interest rate on the Company's lines of credit and reduced level of debt as a result of the Company's cash and inventory management activities. The decrease was partially offset by increased debt associated with higher levels of outstanding borrowings related to the increased level of inventories required to support the increased level of revenue.

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

      At June 30, 1999, the Company's indebtedness totaled approximately $105.5 million, of which approximately $4.0 million was associated with the Company's real estate holdings and the remaining $101.5 million was associated with financing the Company's current inventory level and working capital needs.

      On March 18, 1999, the Company renegotiated and supplemented its working capital borrowing facilities by entering into two revolving lines of credit facilities (the Facilities) with separate institutions (the Lenders) providing for combined borrowing availability of $155 million at a weighted average interest rate of approximately LIBOR plus 140 basis points. Both facilities have similar terms and mature in March 2001. As of June 30, 1999, the total available borrowings under short-term borrowings were approximately $53.5 million.

      On July 12, 1999, the Company executed an agreement for a new working capital borrowing facility with a separate financial institution providing for a borrowing availability of $30 million at an interest rate of LIBOR plus 160 basis points. Borrowings under this facility are pursuant to a borrowing base formula and are used primarily for financing the Company's inventory. This facility has similar terms to the Company's existing working capital borrowing facilities and matures in July 2002.

      The Company is currently in the process of increasing its inventory and working capital borrowing capacity. The Company has obtained a commitment letter from another financial institution. Pursuant to the commitment letter upon completion and execution of the legal documentation the Company anticipates that its inventory and working capital borrowing capacity will be increased from the current $185 million to over $230 million.

      During the nine-month period ended June 30, 1999, the Company acquired three additional boat retailers and one brokerage operation. In connection with these acquisitions, the Company paid an aggregate of approximately $4.4 million in cash, including acquisition costs, executed promissory notes totaling $3.5 million, and issued stock and warrant consideration, resulting in the recognition of an aggregate of approximately $15.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

      The Company believes that its working capital lines of credit and internally generated working capital will sufficient to meet the Company's cash requirements at least through the remainder of fiscal 1999.

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

YEAR 2000 COMPLIANCE

      The Company currently is addressing a universal situation commonly referred to as the "Year 2000 Problem." Year 2000 Problems result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem or to implement new year 2000 compliant systems in a timely manner.

      The Company's plan includes conducting an inventory of all hardware and software that may be subject to the Year 2000 Problem, surveying third party suppliers of all of the mission critical dealership systems and implementing an action plan to correct deficiencies before the end of calendar 1999.

      The Company depends upon the dealerships' transactional computer systems for daily operations. All of the Company's dealerships use an identical dealer management system supported by a major computer system provider for the marine industry. The Company has contacted the provider and has received written assurance that its systems are, or will be, year 2000 ready. In addition to assurances from the system provider, the Company is performing internal testing to ensure the dealer management systems are year 2000 compliant. The Company depends upon this provider, as do most other dealerships using the providers system, to address the year 2000 issues. If the provider fails to adequately address the year 2000 issue and does not correct the problems in a timely manner, the Company may materially and adversely affected.

      The Company depends upon manufacturers for the production and delivery of new boats and parts. The Company has contacted the manufacturers and has received written assurances from them that their systems are, or will be, year 2000 ready. The Company depends upon the manufacturers, as do all other dealerships worldwide that sell their products, to address the year 2000 issues. If the manufacturers fail to adequately address the year 2000 issue and do not correct the problems in a timely manner, the Company may experience shortages in new boat and parts inventories.

      As of July 25, 1999, the Company has received a written response from 90% of its mission critical vendors. In addition, the Company has formulated a contingency plan under which alternative third party service providers and vendors could be utilized and a manual dealership management system could be implemented, which would enable the Company to continue its retail operations. While the Company has developed contingency plans, failure by the Company, its manufacturers or third party service providers and vendors to adequately address the year 2000 issue could have an adverse effect on the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            On April 5, 1999, the Company issued 121,090 shares of its common stock valued at approximately $1.4 million to the former principal of Suburban Boatworks, Inc in conjunction with the Company's acquisition of Suburban Boatworks, Inc. The Company issued the common stock without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 1999 Annual Meeting of Stockholders was held on March 2, 1999. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for a three-year term expiring in 2002, or until their successors are elected and qualified, or until their earlier resignation or removal:

                                           Votes in
              Nominee                        Favor         Withheld
              -------                        -----         --------
              Richard R. Bassett          12,947,779         6,750
              Paul Graham Stovall         12,947,779         6,750
              R. David Thomas             12,947,779         6,750

      The following additional item was voted upon by the Company's stockholders:

                                                              Broker
             Votes in Favor      Opposed      Abstained      Non-Vote
             --------------      -------      ---------      --------
               12,910,818         35,043        8,668           --

      The following directors' terms of office continued after the 1999 Annual meeting of Stockholders: William H. McGill, Robert S. Kant, Stuart Turley, and Richard C. LaManna, Jr. In April 1999, Richard C. LaManna, Jr. resigned his position to the Company's Board of Directors.

ITEM 5. OTHER INFORMATION

            Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      10.13   Amended and Restated Loan and Security Agreement between the
              Company and NationsCredit Distribution Finance, Inc.

      10.16   Accounts Receivable and Inventory Financing Agreement between the
              Company and Transamerica Commercial Finance Corporation.

      27.1    Financial Data Schedule

                                 MARINEMAX, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARINEMAX INC.

August 10, 1999                            By: /s/ Michael H. McLamb
                                              ----------------------------------
                                              Michael H. McLamb
                                              Chief Financial Officer, Vice
                                              President, Secretary and Treasurer

                                 EXHIBIT INDEX


      10.13   Amended and Restated Loan and Security Agreement between the
              Company and NationsCredit Distribution Finance, Inc.

      10.16   Accounts Receivable and Inventory Financing Agreement between the
              Company and Transamerica Commercial Finance Corporation.

      27.1    Financial Data Schedule