Form 10-K
period 1999-09-30
MARINEMAX INC
filed 1999-12-29
CIK 1057060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 1-14173
                               -------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (7,455,939 shares) based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange on December 21, 1999, was $72,695,405. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of December 21, 1999, there were outstanding 15,136,966 shares of registrant's Common Stock, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                 MARINEMAX, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                                      PART I

ITEM 1.       BUSINESS......................................................................................      1
ITEM 2.       PROPERTIES....................................................................................     28
ITEM 3.       LEGAL PROCEEDINGS.............................................................................     29
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     29

                                                      PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................     30
ITEM 6.       SELECTED FINANCIAL DATA.......................................................................     31
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS.......     32
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................     38
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................     38
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........     38

                                                     PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................     39
ITEM 11.      EXECUTIVE COMPENSATION........................................................................     39
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................     39
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................     39

                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................     39
SIGNATURES..................................................................................................     41
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................    F-1

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

THE COMPANY

         We are the largest recreational boat dealer in the United States. Through 51 retail locations in Arizona, California, Florida, Delaware, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat brokerage services.

         We are the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick Corporation, which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 91% of our new boat sales in fiscal 1999, which we believe represented approximately 30% of all new Sea Ray boat sales and approximately 9% of all Brunswick marine product sales during that period. Each of our principal operating subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

         We commenced operations as a combined company as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers and have acquired nine additional previously independent recreational boat dealers and two boat brokerage operations since that time. We are capitalizing on the experience and success of each of the acquired dealers in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. While the average new boat retailer generates less than $3.0 million in annual sales, our retail locations, which operated at least 12 months, averaged $12.9 million in annual sales in fiscal 1999. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 1999 was approximately $57,000 compared to the estimated industry average selling price of approximately $17,000. For the fiscal year ended September 30, 1999, we had revenue of approximately $450.1 million, operating income of approximately $32.2 million, and net income of approximately $18.2 million. Our same-store sales increased by approximately 18% in fiscal 1999 and has increased an average of 18% for the last five years.

         We are adopting the best practices of our acquired dealers as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, two years of free maintenance, which we call "MarineMax Care," MarineMax Value-Price sales approach, prime retail locations, extensive facilities, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

         The recreational boating industry generated approximately $19.2 billion in retail sales in calendar 1998, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $10.0 billion of these sales in 1998. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small retailers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers, particularly during a period of stagnant industry growth. We also believe that many dealers lack an exit strategy for their owners.

         Our goal is to enhance our position as the nation's leading retailer of recreational boats. Key elements of our strategies include the following:

         - emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process, two years of free maintenance, superior service and premier facilities,

         - implementing the "best practices" of each of our acquired dealers as appropriate throughout our dealerships,

         - achieving operating efficiencies and synergies among our dealerships to enhance internal growth and profitability,

         -        emphasizing employee training,

         - opening additional retail facilities in our existing and new territories,

         - offering additional product lines and services throughout our dealerships,

         - pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of our operating strategies,

         - promoting national brand name recognition and North-South connection,

         - operating with a decentralized approach to the operational management of our dealerships, and

         -        utilizing technology throughout operations.

         We maintain our executive offices at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to "MarineMax" mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the "Company," "we," "us," and "our" mean, as a combined company, MarineMax, Inc. and the 14 recreational boat dealers and two brokerage operations acquired to date (the "Operating Subsidiaries" or the "Acquired Dealers").

DEVELOPMENT OF THE COMPANY; ACQUISITIONS

         MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. We acquired a sixth recreational boat dealer on April 30, 1998. Since our initial public offering in June 1998, we have acquired eight additional recreational boat dealers and two boat brokerage operations.

         Each of our acquired dealers is continuing its operations as a wholly owned operating subsidiary of our company. The following table sets forth information regarding the acquired dealers and the retail locations, or dealerships, they operate.

ACQUIRED DEALERS                                     ACQUISITION DATE                                 BUSINESS
----------------                                     ----------------                                 --------
Bassett Boat Company of Florida                           March 1998             Operates five retail locations in Miami, Miami
                                                                                 Beach, Palm Beach, Pompano Beach, and Stuart,
                                                                                 Florida

Louis DelHomme Marine                                     March 1998             Operates eight retail locations in Lewisville
                                                                                 (Dallas), League City, and Houston, Texas

Gulfwind USA, Inc.                                        March 1998             Operates five retail locations in Apollo Beach,
                                                                                 Clearwater, St. Petersburg, and Tampa, Florida

Gulfwind South, Inc.                                      March 1998             Operates two retail locations in Fort Myers and
                                                                                 Naples, Florida

ACQUIRED DEALERS                                     ACQUISITION DATE                                 BUSINESS
----------------                                     ----------------                                 --------
Harrison's Boat Center, Inc. and Harrison's               March 1998             Operates six retail locations in Oakland, Redding,
   Marine Centers of Arizona, Inc.                                               Santa Rosa, and Sacramento, California, and Tempe,
                                                                                 Arizona

Stovall Marine, Inc.                                      April 1998             Operates three retail locations in Kennesaw
                                                                                 (Atlanta), Forest Park (Atlanta), and Lake Lanier,
                                                                                 Georgia

Cochran's Marine, Inc. and C & N Marine                    July 1998             Operates five retail locations in Rogers, Walker,
   Corporation                                                                   Oakdale, and Woodbury, Minnesota

Sea Ray of Wilmington, Inc.                                July 1998             Operates two retail locations in Wrightsville
                                                                                 Beach, North Carolina and Myrtle Beach, South
                                                                                 Carolina

Brevard Boat Company                                  September 1998             Operates one retail location in Cocoa, Florida

Sea Ray of Las Vegas                                  September 1998             Operates one retail location in Las Vegas, Nevada

Treasure Cove Marina, Inc.                            September 1998             Operates four retail locations in Cleveland
                                                                                 (Flats), Port Clinton, and Toledo, Ohio

Woods & Oviatt, Inc.                                    October 1998             Operates one boat brokerage operation
                                                                                 headquartered in Ft. Lauderdale, Florida

Boating World                                          February 1999             Operates one retail location in Arlington, Texas

Merit Marine, Inc.                                        March 1999             Operates three retail locations in Brant Beach,
                                                                                 Ship Bottom, and Somers Point, New Jersey

Suburban Boatworks, Inc.                                  April 1999             Operates three retail locations in Bear, Delaware;
                                                                                 Brick, New Jersey; and Warrington, Pennsylvania

Hansen Marine, Inc.                                      August 1999             Operates one combined boat brokerage and retail
                                                                                 sales operation headquartered in Jacksonville,
                                                                                 Florida

     In October 1998, we received the Hatteras Yachts dealership for the state of Florida, excluding certain portions of the Florida Panhandle, and became the U.S. distributor for Hatteras products over 74 feet.

     As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

                                    BUSINESS

GENERAL

     We are the largest recreational boat dealer in the United States. Through 51 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat brokerage services.

     We are the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick, which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 91% of our new boat sales in fiscal 1999, which we believe represented approximately 30% of all new Sea Ray boat sales and approximately 9% of all Brunswick marine product sales during that period. Each of our principal operating subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products.

U.S. RECREATIONAL BOATING INDUSTRY

     We believe that total U.S. recreational boating sales generated $19.2 billion in revenue in calendar 1998, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. We believe that retail sales of new boats, engines, trailers, and accessories accounted for approximately $10.0 billion of such sales in 1998. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. We believe this decline can be attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail recreational boating sales have increased each year thereafter.

     Sales in the recreational boat industry are impacted significantly by other recreational opportunities; economic factors, including general economic conditions, consumer income levels, tax law changes, and fuel prices; and demographics. The share of recreational dollars that U.S. consumers spend on boating declined from 3.1% in 1988, the boating industry's peak year, to 2.0% in 1996. We believe that the decline in boating is attributable to poor customer service throughout the industry, lack of boater education, and the perception that boating is time consuming, costly, and difficult.

     Most boat purchasers are in the 35 to 54 age group. Although these individuals account for 36% of the U.S. population over age 16, they account for over 50% of discretionary income and represent the fastest growing segment of the U.S. population.

     The recreational boat retail market remains highly fragmented with little consolidation having occurred to date. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small companies owned by individuals that operate in a single market, have annual sales of less than $3 million, and provide varying degrees of merchandising, professional management, and customer service. We believe that many such retailers are encountering increased pressure from boat manufacturers to improve their levels of service and systems, increased competition from larger national retailers in certain product lines, and, in certain cases, business succession issues.

STRATEGY

     Our goal is to enhance our position as the nation's leading operator of recreational boat dealerships. Key elements of our strategies include the following:

     Emphasizing Customer Satisfaction and Loyalty. We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process. We further enhance and simplify the purchase process by offering financing and insurance at our retail locations with competitive terms and streamlined turnaround. We provide the customer with a thorough in-water orientation of boat operation as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer's entire family. We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer's wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

     Implementing Best Practices. We are implementing the "best practices" of each of our acquired dealers as appropriate throughout our dealerships. In particular, we are phasing in throughout our dealerships the MarineMax Value-Price sales approach, now implemented at most of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer's suggested retail price, without further price negotiation, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we are adopting, where beneficial, the best practices of each acquired dealer in terms of location design and layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

     Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through new credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of each of our retail locations to offer complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer's boat location, and giving access to a larger inventory, increases the competitiveness of each retail location.

         Emphasizing Employee Training. To promote continued internal growth, we devote substantial efforts to train our employees to understand our core retail philosophies which focus on making the purchase of a boat and its subsequent use as hassle free and enjoyable as possible. In 1999, we developed our Clearwater, Florida-based MarineMax University, or "MMU," to teach our retail philosophies to existing employees and employees added through acquisitions. MMU is a modularized and instructor led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, and human resources.

     Opening New Facilities. We intend to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities and have opened seven new retail locations in Sacramento and Tower Park (near San Francisco, California); Apollo Beach (near Tampa), Miami Beach, and Palm Beach, Florida; Cleveland, Ohio; and Myrtle Beach, South Carolina since our acquisition of the five original acquired dealers in March 1998. We also plan to reach new customers by expanding various innovative retail formats developed by the operating subsidiaries, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity.

     Offering Additional Product Lines and Services. We plan to offer throughout our existing and acquired dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. For example, we added Baja, Sea Hunt, and Sea Pro product lines in fiscal 1996; Boston Whaler product lines in fiscal 1997; and Hattaras and Supra product lines in fiscal 1999. In addition, we plan to increase our used boat sales and boat brokerage services through an increased emphasis on these activities and cooperative efforts among our dealerships. We also plan to offer enhanced financing and insurance packages and programs designed to better serve customers and thereby increase sales and improve profitability.

     Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by our operating subsidiaries, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines and our market penetration by acquiring dealers that distribute recreational boat product lines different from those we currently offer. As a result of the considerable industry experience and relationships of our management team, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror by boat dealers because of (1) historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. Brunswick has agreed to cooperate in good faith with us and not to unreasonably withhold its consent to the acquisition by us each year of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year to the extent such Sea Ray dealers desire to be acquired by us. See "Business - Brunswick Agreement Relating to Acquisitions."

         Promoting Brand Name Recognition and North-South Connection. We are promoting our brand name recognition to take advantage of our status as the nation's only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. As a result, we have launched a signage campaign to emphasize the MarineMax name at each of our locations and are increasing our national advertising in various print and other media.

     Operating with Decentralized Management. We maintain a decentralized approach to the operational management of our dealerships. The decentralized management approach takes advantage of the extensive experience of local managers, enabling them to implement policies and make decisions, including the appropriate product mix, based on the needs of the local market. Local management authority also fosters responsive customer service and promotes long-term community and customer relationships. In addition, the centralization of certain administrative functions at the corporate level enhances the ability of local managers to focus their efforts on day-to-day dealership operations.

     Utilizing Technology Throughout Operations. We believe that our management information system, which currently is being utilized by each operating subsidiary and was developed over the past eight years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages.

PRODUCTS AND SERVICES

     We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we arrange related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; and offer boat brokerage services.

New Boat Sales

     We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats and Boston Whaler offshore fishing boats. In fiscal 1999, approximately 91% of new boats sold by us were manufactured by Brunswick. We believe that we accounted for approximately 30% of Sea Ray's U.S. marine product sales, and 9% of all of Brunswick's marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers. During fiscal 1999, new boat sales accounted for approximately 72% of our revenue.

     We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 1999 average new boat sales price of approximately $57,000 compared to our estimated industry average selling price of approximately $17,000. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as yachts and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

     The following table illustrates the range of our new boat product lines.

                                                                                               MANUFACTURER SUGGESTED
                                                            NUMBER                                RETAIL PRICE
PRODUCT LINE AND TRADE NAME                                OF MODELS     OVERALL LENGTH               RANGE
---------------------------                                ---------     --------------               -----
MOTOR YACHTS AND CONVERTIBLES
   Hatteras Motor Yachts...........................           10            50' to 100'+     $1,000,000 to $8,000,000+
   Hatteras Convertibles...........................            8             50' to 90'        1,000,000 to 6,000,000
PLEASURE BOATS
   Sea Ray Yachts..................................            6             51' to 63'          850,000 to 2,100,000
   Sea Ray Sport Yachts............................           10         37' to 48-1/2'            292,000 to 720,000
   Sea Ray Sport Cruisers..........................           19         26' to 33-1/2'             61,000 to 190,000
   Sea Ray Sport Boats.............................           19         18' to 25-1/2'              18,000 to 61,500
FISHING BOATS
   Boston Whaler...................................           21             11' to 34'              5,000 to 360,000
   Sea Pro.........................................           19         17' to 26-1/2'              10,000 to 65,000
   Sea Hunt........................................           10             17' to 21'              14,000 to 23,000
HIGH-PERFORMANCE BOATS
   Baja Marine.....................................           23         18' to 42-1/2'             22,000 to 280,000
SKI BOATS
   Supra Boats.....................................            7             20' to 21'              19,000 to 55,000

     Motor Yachts and Convertibles. Hatteras Yachts is one of the world's premier yacht builders. The Hatteras fleet is one of the most extensive serving the luxury megayacht segment of the market, with configurations for cruising and sport fishing. All Hatteras models include state-of-the-art designs with live-aboard luxury. The motor yacht series, ranging from 52 feet to over 100 feet, offers a flybridge with extensive guest seating, covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space, an elegant salon, and up to four staterooms for accommodations. The convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. Ranging from 50 feet to 90 feet, Hatteras convertibles feature interiors that offer luxurious salon/galley arrangements, up to four staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

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

     Fishing Boats. The fishing boats we offer range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, splash-well gates with rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

     High-Performance Boats. The high-performance boats that we sell are manufactured by Baja Marine. Powered by MerCruiser sterndrive engines, Baja high-performance boats are designed to deliver superior handling and durability at high speeds. The larger offshore models have cabins featuring a V-berth and a fully equipped galley.

     Ski Boats. We sell Supra and Malibu ski boats designed to achieve a smooth ride and the flattest wakes possible for increased skier performance and safety.

Used Boat Sales

     We offer used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. Approximately 72% of the used boats we sold in fiscal 1999 were Brunswick models.

     Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to increase our used boat business as a result of the increased availability of quality used boats generated from our acquisition of used boats in our expanding sales efforts, the increasing number of used boats that are well-maintained through our boat maintenance plans, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our recently acquired Woods & Oviatt and Hansen Marine boat brokerage operations. Additionally, substantially all of our used boat inventory has been posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

     In 1998, we introduced at our retail locations the Sea Ray Legacy(TM) two-year warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection and provides protection against failure of most mechanical parts. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, will enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

Marine Engines and Related Marine Equipment

     We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. The engines range in price from $560 to $33,900, and propellers range in price from $35 to $4,300. In 1998, Mercury Marine introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements, including our OPTIMAX(R) 200-horsepower outboard engine, featuring a new direct fuel injection technology that also increases fuel efficiency. See "Business - Environmental and Other Regulatory Issues." An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Most of our operating subsidiaries have been recognized by Mercury Marine as "Platinum Dealers." This designation is generally awarded to the top 5% of Mercury Marine dealers.

     We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care and service products (primarily Mercury Marine's Quicksilver line); Kiekhaefer high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and wakeboards. We also offer novelty items, such as shirts, caps, and floormats bearing the manufacturer's or dealer's logo.

Maintenance and Repair Services

     Providing customers with professional, prompt maintenance and repair services is critical to our sales efforts and contributes to our profitability. We provide maintenance and repair services at most of our retail locations, with extended service hours at certain of our locations. In addition, in many of our markets, we provide mobile maintenance and repair services at the location of the customer's boat. We believe that this service commitment is a competitive advantage in the markets in which we compete and is critical to our efforts to provide a trouble-free boating experience. We also believe that our maintenance and repair services contribute to strong customer relationships and that our emphasis on preventative maintenance and quality service increases the potential supply of well-maintained boats for our used boat sales.

     Our MarineMax Care Program provides for hassle-free boating by covering certain of the manufacturer's scheduled maintenance for up to two years. Our dealerships generally include the MarineMax Care Program as part of the MarineMax Value-Price of the boat. Our technicians provide maintenance on a regularly scheduled basis at either our retail locations or dockside, thereby encouraging preventative maintenance.

     We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer's warranty reimbursement program. For warranty work, Brunswick reimburses a percentage of the dealer's posted service labor rates, with the percentage varying depending on the dealer's customer satisfaction index rating and attendance at service training courses. We derive the majority of our warranty revenue from Brunswick products, as Brunswick products comprise the majority of products sold. Certain other manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers permit warranty work to be performed only at authorized dealerships, we receive substantially all of the warranted maintenance and repair work required for the new boats we sell. Our extended warranty contracts also result in an ongoing demand for our maintenance and repair services for the duration of the term of the extended warranty contract.

     Our maintenance and repair services are performed by manufacturer-trained and certified service technicians. In charging for our mechanics' labor, many of our dealerships use a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage markups on parts are similarly based on market conditions for different parts.

F&I Products

     At each of our retail locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and insurance coverage, including credit-life, accident/ disability coverage, and boat property and casualty coverage (collectively, "F&I products"). During fiscal 1999, F&I products accounted for approximately 2.3% of our revenue. We believe that our customers' ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a "same- day" basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

     We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender's then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 90 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

     We also are able to offer our customers the opportunity to purchase credit life insurance, credit accident and disability insurance, as well as property and casualty insurance coverage. Credit life insurance policies provide for repayment of the boat financing contract if the purchaser dies while the contract is outstanding. Accident and disability insurance policies provide for payment of the monthly contract obligation during any period in which the buyer is disabled. Property and casualty insurance covers loss or damage to the boat. Some buyers choose to include their insurance premiums in their financing contract. We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers. We, however, provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees. One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

     We also offer extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge above a deductible. While we sell all new boats with the boat manufacturer's standard hull warranty of generally five years and standard engine warranty of generally one year, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer's warranty. Generally, we receive a fee, often up to 50% of the premium, for arranging an extended service contract. We manage the service obligations that we sell and provide the parts and service (or pay the cost of others that may provide such parts and services) for claims made under the contracts. Most required services under the contracts are provided by us.

Boat Brokerage Services

     Through employees or subsidiaries that are licensed boat brokers, we offer boat brokerage services at most of our retail locations. For a commission of typically between 10% and 14%, we offer for sale brokered boats, listing them on the "BUC" system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers' brokered boats is more extensive than is typical among boat brokers. In addition to generating revenue from brokerage commissions, our boat brokerage services also enable us to offer a broad array of used boats without increasing related inventory costs.

     Our brokerage customers receive the same high level of customer service as our new and used boat customers. Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat. Our maintenance and service, including mobile service, also is available to our brokerage customers. The purchaser of a Sea Ray boat brokered through us also can take advantage of MarineMax Getaways! weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. We believe that the array of services we offer are unique in the boat brokerage business.

RETAIL LOCATIONS

     We sell our recreational boats and other marine products and offer our related boat services through 51 retail locations in Arizona, California, Delaware Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, and Texas. Each retail location generally includes an indoor showroom (including some of the industry's largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and repair and maintenance facilities.

     Many of our retail locations are waterfront properties on some of the nation's most popular boating locations, including the Delta Basin in northern California; the Intracoastal Waterway, the Atlantic Ocean, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; and Clear Lake, Lake Canroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give the customer immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

     We plan to reach new customers by expanding in new locations through various innovative retail formats, such as mall stores and floating retail facilities. Located in a shopping mall and utilizing a wooden dock set in a seaside scene to "anchor" seven to 10 new boat models offered by us, our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating to the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display new and used boats in areas of high boating activity. We currently have two mall stores and three floating retail facilities. See "Properties."

OPERATIONS

Dealership Operations and Management

     We have adopted a decentralized approach to the operational management of our dealerships. While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations. Each retail location is managed by a store manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a district manager, who generally has responsibility for the retail locations within a specified geographic region. Typically, each retail location also has a staff consisting of a sales manager, an F&I manager, a parts and service manager, sales representatives, maintenance and repair technicians, and various support personnel.

     We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We established a formal training program in Clearwater, Florida, called MarineMax University, or "MMU," to provide training for employees in all aspects of our operations. Extensive training sessions are held periodically throughout the year covering a variety of topics. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

     Sales representatives receive compensation primarily on a commission basis. Store managers are salaried employees with incentive bonuses based on the performance of the dealership they manage. Maintenance and repair service managers receive compensation primarily on a salary basis with commission incentives. Our management information system provides each store manager and sales representative with daily sales information, enabling them to monitor their performance on a daily, weekly, and monthly basis. We have a uniform, fully integrated management information system serving each of our dealerships. See "Business - Operations - Management Information System."

Sales and Marketing

     Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, hassle-free MarineMax Value-Price approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer's family on boat usage, and providing our customers with opportunities for boating. We strive to provide superior customer service and support before, during, and after the sale.

     Our retail locations offer each customer the opportunity to evaluate a large variety of new and used boats in a comfortable and convenient setting. Our full-service retail locations facilitate a turn-key purchasing process that includes attractive lender financing packages, extended service agreements, and insurance. Many of our retail locations are located on waterfronts and marinas, which attract boating enthusiasts and enable customers to operate various boats prior to making a purchase decision.

     We sell our boats at posted value prices that generally represent a discount from the manufacturer's suggested retail price, typically including two years of free maintenance. The MarineMax Value-Price sales approach focuses on customer service by eliminating customer anxiety associated with price negotiation and the ongoing hassles of maintaining the boat.

     As a part of our sales and marketing efforts, we also participate in boat shows and in-the-water sales events at area boating locations, typically held in January and February, in each of our markets and in certain locations in close proximity to our markets. These shows and events are normally held at convention centers or marinas, with area dealers renting space. Boat shows and other offsite promotions are an important venue for generating sales orders for our new boats. The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show.

     We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boat safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer's boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each company-sponsored event, planned and led by a company employee, also provides a favorable medium for acclimating new customers to boating and enables us to actively promote new product offerings to boating enthusiasts.

     As a result of our relative size, we believe we have a competitive advantage within the industry by being able to conduct an organized and systematic advertising and marketing effort. Part of our marketing effort includes an integrated prospect management system that tracks the status of each sales representative's contacts with a prospect, automatically generates follow-up correspondence, facilitates company-wide availability of a particular boat or other marine product desired by a customer, and tracks the maintenance and service needs for the customer's boat.

Suppliers and Inventory Management

     We purchase substantially all of our new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership. We also exchange new boats with other dealers to accommodate customer demand and to balance inventory.

     We purchase new boats and other marine products primarily from Sea Ray (Brunswick), Hatteras (Genmar), SeaPro, Sea Hunt, Malibu Boats, and Supra Boats. We are the largest volume purchaser of Brunswick's Sea Ray boats, which we believe represented approximately 30% of all new Sea Ray boat sales during our 1999 fiscal year. Approximately 91% of our net purchases in fiscal 1999 were from Brunswick; no other manufacturer accounted for a significant portion of our net purchases in fiscal 1999. Brunswick has entered into a 10-year dealer agreement with each of our principal operating subsidiaries covering Sea Ray products. See "Business Dealer Agreements With Brunswick."

     We typically deal with each of our manufacturers, other than the Sea Ray division of Brunswick, under an annually renewable, non-exclusive dealer agreement. Manufacturers generally establish prices on an annual basis, but may change prices in their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers' slow seasons, generally October through March. To obtain lower cost of inventory, we strive to capitalize on these manufacturer incentives to take product delivery during the manufacturers' slow seasons. This permits us to gain pricing advantages and better product availability during the selling season.

     The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. See "Business - Dealer Agreements With Brunswick." Arrangements with certain other manufacturers may restrict our right to offer some product lines in certain markets. We do not believe that these restrictions will have a material impact on our business, financial condition, or results of operations. See "Special Considerations - Boat Manufacturers' Control Over Dealers."

     We transfer individual boats among our retail locations to fill customer orders that otherwise might take three to four weeks to receive from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain the appropriate inventory levels to meet current market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in July.

Inventory Financing

     Marine manufacturers customarily provide interest assistance programs to retailers. The interest assistance varies by manufacturer and may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. We believe that our financing arrangements with manufacturers are standard within the industry. As of September 30, 1999, we owed an aggregate of approximately $98.2 million under our revolving lines of credit. As of December 27, 1999, the lines of credit provided us with a maximum borrowing capacity of $235 million. Advances on the lines accrue interest at a weighted average rate of 7.33% as of September 30, 1999. The lines of credit mature in April 2001 through December 2002. The availability of loan advances from time to time is based upon the value of new and used inventory, parts, and accounts receivable of our direct and indirect subsidiaries. Advances may be used for acquisition of inventory, working capital, and other purposes satisfactory to the lenders.

Management Information System

     We believe that our management information system, which currently is being utilized by each of our operating subsidiaries and was developed by certain of the acquired dealers over the past eight years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout the company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables us to monitor each dealership's operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Company representatives also utilize the system to assist in arranging financing and insurance packages. We have implemented changes to our management information system that we believe address the Year 2000 issue.

BRUNSWICK AGREEMENT RELATING TO ACQUISITIONS

     On April 28, 1998, we and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick's discretion. In the event that our sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick's next succeeding fiscal year but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat sales exceed the 49% benchmark.

DEALER AGREEMENTS WITH BRUNSWICK

     Brunswick, through its Sea Ray division, and we, through our principal operating subsidiaries, are parties to Sales and Service Agreements (the "Dealer Agreements") relating to Sea Ray products. Each Dealer Agreement appoints one of our operating subsidiaries as a non-exclusive dealer for the retail sale, display, and servicing of designated Sea Ray products and repair parts currently or in the future sold by Sea Ray. Each Dealer Agreement designates a non-exclusive area of primary responsibility for the dealer, which is a geographical area in proximity to the dealer's retail locations based on such areas that are customarily designated by Sea Ray and applicable to its domestic dealers. Each Dealer Agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Upon at least one year's prior notice and the failure by the dealer to cure, Sea Ray may remove the dealer's right to operate any particular retail location if the dealer fails to meet its material obligations, performance standards, or terms, conditions, representations, warranties, and covenants applicable to that location. Each Dealer Agreement also restricts the dealer from selling, advertising, soliciting for sale, or offering for resale any Sea Ray products outside its area of primary responsibility without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. Each Dealer Agreement provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray's applicable programs and the right of Brunswick in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

     Each Dealer Agreement requires the dealer to (1) promote, display, advertise, and sell Sea Ray boats at each of its retail locations in accordance with the agreement and applicable laws; (2) purchase and maintain sufficient inventory of current Sea Ray boats to meet the reasonable demand of customers at each of its locations and to meet the minimum inventory requirements applicable to all Sea Ray dealers; (3) maintain at each retail location, or at another acceptable location, a service department to service Sea Ray boats promptly and professionally and to maintain parts and supplies to service Sea Ray boats properly on a timely basis; (4) perform all necessary installation and inspection services prior to delivery to purchasers and perform post-sale services of all Sea Ray products sold by the dealer or brought to the dealer for service; (5) furnish purchasers with Sea Ray's limited warranty on new products and with information and training as to the sale and proper operation and maintenance of Sea Ray boats; (6) assist Sea Ray in performing any product defect and recall campaigns; (7) maintain complete product sales and service records; (8) achieve annual sales performance in accordance with fair and reasonable sales levels established by Sea Ray, after consultation with the dealer, based on factors such as population, sales potential, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products; (9) provide designated financial information; (10) conduct its business in a manner that preserves and enhances the reputation of Sea Ray and the dealer for providing quality products and services; (11) maintain the financial ability to purchase and maintain on hand required inventory levels; (12) indemnify Sea Ray against any claims or losses resulting from the dealer's failure to meet its obligations to Sea Ray; (13) maintain customer service ratings sufficient to maintain Sea Ray's image in the marketplace; and (14) achieve within designated time periods and thereafter maintain master dealer status (which is Sea Ray's highest performance status) for the locations designated by Sea Ray and the dealer.

     Each Dealer Agreement has an initial term of 10 years. Each Dealer Agreement, however, may be terminated (a) by Sea Ray if the dealer fails or refuses to place a minimum stocking order of the next model year's products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer's lenders; (b) by Sea Ray or the dealer where good cause exists (including the material breach, default, or noncompliance with any material term, provision, warranty, or obligation under the agreement) and has not been cured within 60 days of prior written notice of the claimed deficiency or at the end of the 60-day period without the opportunity to cure where the cause constitutes bad faith; (c) by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other; (d) by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray; (e) by Sea Ray upon at least 10 days' prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith; (f) by Sea Ray if a majority of our Board of Directors does not consist of the senior executives and Other Designated Members (as defined in the Stockholders' Agreement); or (g) upon the mutual consent of the dealer and Sea Ray.

EMPLOYEES

     As of September 30, 1999, we had 930 employees, 905 of whom were in store-level operations and 25 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

TRADEMARKS AND SERVICE MARKS

     We have trade name and trademark applications pending with the U.S. Patent and Trademark Office for various names, including "MarineMax," "MarineMax Getaways," "MarineMax Care," "Value-Price," "Delivering the Dream," and "MarineMax and Design." There can be no assurance that any of these applications will be granted.

SEASONALITY AND WEATHER CONDITIONS

     Our business, as well as the entire recreational boating industry, is highly seasonal. Over the three-year period ended September 30, 1999, the average net sales for the quarters ended December 31, March 31, June 30, and September 30 represented 16%, 22%, 34%, and 28%, respectively, of our average annual net sales. With the exception of Florida, our geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows, and continue through July.

     Our business is also subject to weather patterns, which may adversely affect the our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ENVIRONMENTAL AND OTHER REGULATORY ISSUES

     Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration ("OSHA"), the United States Environmental Protection Agency (the "EPA"), and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil.

     The EPA recently promulgated air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

     Certain of our facilities own and operate underground storage tanks, or "USTs," for the storage of various petroleum products. The USTs are generally subject to federal, state, and, or local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, if leakage from company-owned or operated USTs migrates onto the property of others, we may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, we believe that our liabilities associated with UST testing, upgrades, and remediation are unlikely to have a material adverse effect on our financial condition or operating results.

     As with boat dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels.

Accordingly, we are subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. We are also subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal.

     We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the acquired dealers have indemnified us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release or escape of the pollutants is caused by or results from a covered cause of loss. We may also have additional storage tank liability insurance and "Superfund" coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

     Two of the properties we own were historically used as a gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a Superfund site, although our property has not been and is not expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

     Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could adversely affect our business, financial condition, and results of operations.

PRODUCT LIABILITY

     The products we sell or service may expose us to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party product liability insurance, which we believe to be adequate. However, there can be no assurance that we will not experience legal claims in excess of our insurance coverage or that claims will be covered by insurance. Furthermore, any significant claims against us could adversely affect our business, financial condition, and results of operations and result in negative publicity.

COMPETITION

     We operate in a highly competitive environment. In addition to facing competition generally from recreation businesses seeking to attract consumers' leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space, and suitable retail locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial condition, and results of operations.

     We compete primarily with single-location boat dealers and, with respect to sales of marine equipment, parts, and accessories, with national specialty marine stores, catalog retailers, sporting goods stores, and mass merchants. Dealer competition continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that have substantial financial, marketing, and other resources. However, we believe that our integrated corporate infrastructure and marketing and sales capabilities, our cost structure, and our nationwide presence enable us to compete effectively against these companies. Private sales of used boats is an additional significant source of competition.

                               EXECUTIVE OFFICERS

     The following table sets forth information concerning each of our executive officers:

NAME                                     AGE     POSITION
----                                     ---     --------
William H. McGill Jr.............        55      Chairman of the Board, President, Chief Executive Officer, and
                                                    Director
Michael H. McLamb................        34      Vice President, Chief Financial Officer, Secretary, and Treasurer
Richard R. Bassett...............        46      Executive Vice President and Director
Paul Graham Stovall..............        61      Senior Vice President and Director
David L. Cochran.................        53      Senior Vice President
David H. Pretasky................        50      Senior Vice President - Operations

     William H. McGill Jr. has served as the President and Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998. Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of the operating subsidiaries, from 1973 until its merger with us.

     Michael H. McLamb has served as Vice President, Chief Financial Officer, and Treasurer of MarineMax since January 23, 1998 and as Secretary of our company since April 5, 1998. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a senior manager.

     Richard R. Bassett has served as Executive Vice President of our company since October 1, 1998 and a director of our company since March 6, 1998. Mr. Bassett served as Senior Vice President of our company from March 6, 1998 until October 1, 1998. Mr. Bassett was the owner and president of Bassett Boat Company of Florida, one of the operating subsidiaries, from 1979 until its merger with us.

     Paul Graham Stovall has served as a Senior Vice President and director of our company since May 1, 1998. Mr. Stovall was a principal owner and president of Stovall Marine, Inc., one of the operating subsidiaries, from 1960 until its merger with us.

     David L. Cochran has served as a Senior Vice President of our company since October 1, 1998. Mr. Cochran was a principal owner and president of Cochran's Marine, Inc. and C&N Marine, Inc. (together "Cochran's"), one of the operating subsidiaries, from 1977 until its merger with us.

     David H. Pretasky has served as Senior Vice President - Operations of our company since October 1, 1998. Mr. Pretasky was a principal owner and president of SeaRay of Wilmington, Inc. (f/k/a Skipper Buds of North Carolina, Inc.), one of the operating subsidiaries, from 1996 until its merger with us. Prior to 1996, Mr. Pretasky was a member of management and principal in a large multi-state marine retailer.

                             SPECIAL CONSIDERATIONS

WE MUST INTEGRATE THE OPERATIONS OF THE DEALERS WE RECENTLY ACQUIRED.

         MarineMax was founded in January 1998. On March 1, 1998, MarineMax acquired five independent recreational boat dealers that operated under their principal owners for an average of more than 21 years. MarineMax itself, however, conducted no operations and generated no sales or revenue until its acquisition of the five dealers on March 1, 1998. Since March 1, 1998, we have acquired nine additional recreational boat dealers and two boat brokerage operations. The acquired dealers operated independently prior to their acquisition by us. The consolidated financial results of MarineMax cover periods when MarineMax and the acquired dealers were not under common management or control and are not necessarily indicative of the results that would have been achieved if MarineMax and the acquired dealers had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

         Our success depends, in part, on our ability to integrate the operations of the acquired dealers and other dealers we acquire in the future, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. Our senior executives operated independently in the recreational boat industry prior to our formation and have been assembled only recently as a management team. Management may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully implement our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to implement successfully our strategies or operate effectively the combined entity could have a material adverse effect on our business, financial condition, and results of operations. These effects could include lower revenue, higher cost of sales, increased selling, general, and administrative expenses, and reduced margins on a consolidated basis.

WE RELY ON BRUNSWICK AND OTHER KEY MANUFACTURERS.

         Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick's Sea Ray boat lines. Approximately 91% of our new boat revenue in fiscal 1999 resulted from sales of products manufactured by Brunswick, including 88% from Brunswick's Sea Ray division. The remainder of our fiscal 1999 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for a significant portion of our revenue. Any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of our manufacturers, particularly Brunswick's Sea Ray division given our reliance on Sea Ray, would have a substantial impact on our business.

         To ensure adequate inventory levels to support our expansion, it may be necessary for Brunswick and other manufacturers to increase production levels or allocate a greater percentage of their production to us. The interruption or discontinuance of the operations of Brunswick or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer other than Brunswick as a product source, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices.

         Through our principal operating subsidiaries, we maintain dealer agreements with Brunswick covering Sea Ray products. The dealer agreement with each operating subsidiary has a 10-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers. These terms are subject to

- the dealer meeting all the requirements and conditions of Sea Ray's applicable programs, and

- the right of Brunswick in good faith to charge lesser prices to other dealers

              --to meet existing competitive circumstances,

              --for unusual and non-ordinary business circumstances, or

              --for limited duration promotional programs.

The agreements do not give us the exclusive right to sell Sea Ray product lines within any particular territory or restrict us from selling competing products.

         As is typical in the industry, we deal with our manufacturers, other than the Sea Ray division of Brunswick, under renewable dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion. Any change or termination of these arrangements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect our business, financial condition, and results of operations. In addition, the timing, structure, and amount of manufacturer sales incentives and rebates could impact the timing and profitability of our sales.

GENERAL ECONOMIC CONDITIONS, DISCRETIONARY CONSUMER SPENDING, AND CHANGES IN TAX LAWS AFFECT OUR BUSINESS.

         Our operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, also could influence consumers' decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

THE BOATING INDUSTRY HAS BEEN STAGNANT DURING RECENT YEARS.

         The recreational boating industry is cyclical and has experienced stagnant overall revenue growth over the last 10-year period. General economic conditions, consumer spending patterns, federal tax policies, and the cost and availability of fuel can impact overall boat purchases. We believe that the lack of increase in overall boat purchases has resulted from increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have achieved significant growth during the period of stagnant industry growth, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

OUR ACQUISITION STRATEGY INVOLVES SIGNIFICANT RISKS.

         Our growth strategy of acquiring additional recreational boat dealers involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations or managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

         We may issue common or preferred stock or incur substantial indebtedness in making future acquisitions. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

         Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

         - the availability of suitable acquisition candidates at attractive purchase prices,

         - the ability to compete effectively for available acquisition opportunities,

         - the availability of funds or common stock with a sufficient market price to complete the acquisitions,

         - the ability to obtain any requisite manufacturer or governmental approvals, and

         - the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

         As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

WE MAY NEED MANUFACTURERS' CONSENT TO DEALER ACQUISITIONS AND MARKET EXPANSIONS.

         We may be required to obtain the consent of Brunswick and various other manufacturers prior to the acquisition of other dealers. In determining whether to approve acquisitions, manufacturers may consider many factors, including our financial condition and ownership structure. Manufacturers also may impose conditions on granting their approvals for acquisitions, including a limitation on the number of their dealers that we may acquire. Our ability to meet manufacturers' requirements for approving future acquisitions will have a direct bearing on our ability to complete acquisitions and effect our growth strategy. There can be no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions, or take other action that could have a material adverse effect on our acquisition program.

         On April 28, 1998, we and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick's discretion. In the event that our sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick's next succeeding fiscal year, but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat sales exceed the 49% benchmark.

         Our growth strategy also entails expanding our product lines and geographic scope by obtaining additional distribution rights from our existing and new manufacturers. We may not be able to secure additional distribution rights or obtain suitable alternative sources of supply if we are unable to obtain such distribution rights. The inability to expand our product lines and geographic scope by obtaining additional distribution rights could have a material adverse effect on our business, financial condition, and results of operations.

BOAT MANUFACTURERS EXERCISE SUBSTANTIAL CONTROL OVER OUR BUSINESS.

         We depend on our dealer agreements. Through dealer agreements, boat manufacturers, including Brunswick, exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership. The continuation of our dealer agreements with most manufacturers, including Brunswick, depends upon, among other things, our achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences, including the following:

         -        the termination of the dealer agreement,

         - the imposition of additional conditions in subsequent dealer agreements,

         -        limitations on boat inventory allocations,

         - reductions in reimbursement rates for warranty work performed by the dealer, or

         -        denial of approval of future acquisitions.

         Our dealer agreements with manufacturers, including Brunswick, generally do not give us the exclusive right to sell those manufacturers' products within a given geographical area. Accordingly, a manufacturer, including Brunswick, could authorize another dealer to start a new dealership in proximity to one or more of our locations, or an existing dealer could move a dealership to a location that would be directly competitive with us. These events could have a material adverse effect on us and our operations.

WE MAY HAVE SIGNIFICANT CAPITAL NEEDS.

         Our growth strategy may require us to secure significant additional capital. Our future capital requirements will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs. If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience a dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

         Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements generally will contain financial and operational covenants and other restrictions with which we must comply, including limitations on capital expenditures and the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

         As of December 27, 1999, our credit facilities provide for borrowings of up to approximately $235 million. We believe these credit facilities will be sufficient for our currently anticipated needs and reflect competitive terms and conditions. We have pledged certain of our assets, principally boat inventories, to secure our credit facilities. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

OUR INTERNAL GROWTH AND OPERATING STRATEGIES INVOLVE RISK.

         In addition to pursuing growth by acquiring boat dealers, we intend to continue to pursue a strategy of growth through opening new retail locations and offering new products in its existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

         - our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;

         - our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

         -        our ability to hire, train, and retain qualified personnel;

         - the timely integration of new retail locations into existing operations;

         - our ability to achieve adequate market penetration at favorable operating margins without the acquisition of an existing dealer; and

         -        our financial resources.

         Our dealer agreements with Brunswick require Brunswick's consent to open, close, or change retail locations that sell Sea Ray products, and other dealer agreements generally contain similar provisions. We may not be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect our profitability.

         As a result of these growth strategies, we expect that management will expend significant time and effort in opening and acquiring new retail locations and introducing new products. Our systems, procedures, controls, or financial resources may not be adequate to support our expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

         Our planned growth also will impose significant added responsibilities on members of senior management and require us to identify, recruit, and integrate additional senior level managers. We may not be able to identify, hire, or train suitable additions to management.

SEASONALITY AND WEATHER CONDITIONS IMPACT OUR OPERATIONS.

         Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. During the three-year period ended September 30, 1999, the average net sales for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 16%, 22%, 34%, and 28%, respectively, of our average annual net sales. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

         Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and our future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

WE FACE INTENSE COMPETITION.

         We operate in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, product distribution rights, boat show space, and suitable retail locations, particularly on or near waterways. Competition increases during periods of stagnant industry growth, such as currently exists.

         We compete primarily with single-location boat dealers and, with respect to sales of marine parts, accessories, and equipment, with national specialty marine parts and accessories stores, catalog retailers, sporting goods stores, and mass merchants. Competition among boat dealers is based on the quality of available products, the features, price, and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources. Private sales of used boats represent an additional source of competition.

WE DEPEND ON INCOME FROM FINANCING, INSURANCE, AND EXTENDED SERVICE CONTRACTS.

         A portion of our income results from referral fees derived from the placement of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 1999, F&I products accounted for approximately 2.3% of our revenue.

         The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees.

         The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our business, financial condition, and results of operations.

WE DEPEND ON KEY PERSONNEL.

         Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have an employment agreement with each of our executive officers, we cannot assure that these individuals will remain with us throughout the term of the agreements, or thereafter. As a result of our decentralized operating strategy, we also rely on the management teams of our operating subsidiaries. In addition, we likely will depend on the senior management of any significant dealers we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

WE FACE PRODUCT AND SERVICE LIABILITY RISKS.

         The products we sell or service may expose us to potential liability for personal injury or property damage claims relating to the use of those products. Manufacturers of the products we sell generally maintain product liability insurance. We also maintain third-party product liability insurance that we believe to be adequate. We may experience claims that are not covered by or that are in excess of our insurance coverage. The institution of any significant claims against us could adversely affect our business, financial condition, and results of operations as well as our business reputation with potential customers.

ENVIRONMENTAL AND OTHER REGULATORY ISSUES MAY IMPACT OUR OPERATIONS.

         Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

         Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil. The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

         Certain of our facilities own and operate underground storage tanks, or USTs, for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated USTs migrates onto the property of others.

         Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, we are subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

         We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or Superfund, imposes joint, strict, and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted Superfund statutes comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

         Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and "Superfund" coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

         Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a Superfund site, although our property has not been identified as a contributor to the contamination in the area.

         Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. These regulations could discourage potential buyers, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

FUEL PRICES AND SUPPLY MAY AFFECT OUR BUSINESS.

         All of the recreational boats we sell are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale, of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. At various times in the past, diesel or gasoline fuel has been difficult to obtain. The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future.

WE MUST AMORTIZE INTANGIBLE ASSETS.

         We are required to amortize the goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduces our net income for that period. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets for purposes of our balance sheet. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of our common stock. As of September 30, 1999, our acquisitions that have been accounted for as purchases have resulted in goodwill of approximately $34.2 million, which we are amortizing over a period of 40 years.

CONFLICTS EXIST RELATING TO TRANSACTIONS WITH AFFILIATES.

         We have various arrangements that may involve conflicts of interest. We lease two retail locations from an irrevocable trust of which relatives of Louis
R. DelHomme Jr., a principal stockholder of our company, are the beneficiaries; a retail location from David H. Pretasky, an executive officer of our company; and four retail locations from partnerships in which Paul Graham Stovall, a director and executive officer of our company, is an owner. These arrangements were negotiated in conjunction with the acquisition of their respective companies. The interests of directors or officers of our company or holders of more than 5% of our common stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of these persons in their capacities with our company.

DIRECTORS, OFFICERS, AND CERTAIN OTHER STOCKHOLDERS OWN A SIGNIFICANT PORTION OF OUR STOCK.

         Our directors and executive officers and persons associated with them own beneficially a total of approximately 39% of the issued and outstanding shares of our common stock, exclusive of options to acquire 357,767 additional shares of our common stock. As a result of this ownership, these persons will have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

         We, Brunswick, and various of our senior executive officers are parties to a stockholders' agreement, and we and Brunswick are parties to a governance agreement, each dated April 28, 1998. Subject to certain limitations, the stockholders' agreement provides various rights of first refusal on the sale of shares of common stock by the parties to the agreement, particularly in the event that Brunswick does not own its targeted investment percentage of 19% of our common stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. The governance agreement provides for various terms and conditions concerning Brunswick's participation in the corporate governance of our company. Among other provisions and subject to certain conditions, the governance agreement requires Brunswick and our senior executives to vote their common stock for nominees of the board of directors in the election of directors and to vote their common stock in favor of all proposals and recommendations approved by our board of directors and submitted to a vote of our stockholders.

         As a result, the stockholders' agreement and the governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of our company.

OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock could be subject to wide fluctuations as a result of many factors. Factors that could affect the trading price include the following:

         -        variations in operating results,

         - the level and success of our acquisition program and new store openings,

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

         In addition, the relatively few shares held by the public, market demand for small- and mid-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance could result in significant fluctuations in market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect our acquisition program.

STOCKHOLDERS MAY INCUR IMMEDIATE AND SUBSTANTIAL DILUTION.

         The issuance of additional common stock in the future, including shares that we may issue pursuant to option grants and future acquisitions, may result in dilution in the net tangible book value per share of our common stock. Our board of directors has the legal power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock.

A SUBSTANTIAL NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE.

         As of September 30, 1999, there were outstanding 15,136,966 shares of our common stock. Of these shares, 2,957,799 were freely tradable without restriction or further registration under the securities laws, unless held by an "affiliate" of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below. All of the 12,179,167 remaining outstanding shares of common stock were issued in connection with the acquisition of the acquired dealers and will be available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

         As of September 30, 1999, we had issued options to purchase approximately 1,583,000 shares of common stock under our 1998 incentive stock plan and 30,650 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

         We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. Pursuant to Rule 145 under the securities laws, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

WE RELY ON OUR OPERATING SUBSIDIARIES.

         We are a holding company, the principal assets of which are the shares of the capital stock of our subsidiaries, including the operating subsidiaries. As a holding company without independent means of generating operating revenue, we depend on dividends and other payments from our subsidiaries to fund our obligations and meet our cash needs. Financial covenants under future loan agreements of our subsidiaries may limit our subsidiaries' ability to make sufficient dividend or other payments to permit us to fund our obligations or meet our cash needs, in whole or in part.

WE DO NOT PAY CASH DIVIDENDS.

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Moreover, financial covenants under certain of our credit facilities restrict our ability to pay dividends.

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING STOCKHOLDERS.

         Certain provisions of our restated certificate of incorporation and bylaws and Delaware law may make a change in the control of our company more difficult to complete, even if a change in control were in the stockholders' interest or might result in a premium over the market price for the shares held by the stockholders. Our restated certificate of incorporation and bylaws divide the board of directors into three classes of directors elected for staggered three-year terms. The restated certificate of incorporation also provides that the board of directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our stockholders. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. The restated certificate of incorporation also allows our board of directors to fix the number of directors and to fill vacancies on the board of directors.

         We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner. The senior executives of the five original acquired dealers and Stovall Marine were exempted from the application of Section 203.

         Certain of our dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in our company. In addition, the stockholders' agreement and governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of our company.

WE FACE RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE.

         We believe that our management information system complies with the Year 2000 requirements, and we currently do not anticipate that we will experience any material disruption to our operations as a result of the failure of our management information system to be Year 2000 compliant. Computer systems operated by third parties, however, including customers, vendors, credit card transaction processors, and financial institutions, with which our management information system interface may not continue to properly interface with our system and may not otherwise be compliant with Year 2000 requirements. Any failure of our management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on our business, financial condition, and operating results.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our future, proposed, and anticipated activities; certain trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the boating industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under "Special Considerations."

ITEM 2.  PROPERTIES

     We lease our corporate offices in Clearwater, Florida and additional administrative, and warehouse facilities in Texas. We also lease 34 of our retail locations under leases that generally contain multi-year renewal options and often grant us a first right of refusal to purchase the property at fair value. In all such cases, we pay a fixed rent at market rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 17 other retail locations.

     The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this Report.

                               OWNED OR          SQUARE            FACILITIES                   OPERATED
      LOCATION                  LEASED          FOOTAGE(1)         AT PROPERTY                   SINCE        WATERFRONT
      --------                  ------          ----------         -----------                   -----        ----------
   ARIZONA
   Tempe..................   Company owned       34,000        Retail and service                 1992       --
   CALIFORNIA
   Oakland................   Third-party         17,700        Retail and service; 20 wet         1985      Alameda Estuary
                             lease                             slips                                        (San Francisco Bay)
   Redding................   Company owned       11,700        Retail and service                 1978       --
   Santa Rosa.............   Third-party          8,100        Retail and service                 1990       --
                             lease
   Sacramento.............   Company owned       24,800        Retail and service                 1995       --
   Sacramento (River Bend)
     (floating facility)..   Third-party            500        Retail and service; 20 wet         1998      Sacramento River
                             lease                             slips
    Tower Park (near San
     Francisco)...........   Third-party            400        Retail only                        1999      Sacramento River
                             lease
   DELAWARE
   Bear                      Third-party                       Retail and service; 15 wet
                             lease                5,000        slips                              1995      Chesapeake Bay
   FLORIDA

   Apollo Beach...........   Third-party            500        Retail and service; 3 wet          1999      Tampa Bay
                             lease                             slips
   Brandon (mall store)...   Third-party          1,000        Retail only                        1998       --
                             lease
   Clearwater.............   Company owned       42,000        Retail and service; 16 wet         1973      Tampa Bay
                                                               slips
   Cocoa..................   Company owned       15,000        Retail and service                 1968       --
   Ft. Lauderdale.........   Third-party          2,400        Retail and service; 15 wet         1977      Intracoastal
                             lease                             slips                                        Waterway
   Fort Myers.............   Third-party          8,000        Retail and service; 18 wet         1983      Caloosahatchee
                             lease                             slips                                        River
   Jacksonville...........   Third-party          1,000        Retail only; 7 wet slips           1995      St. Johns River
                             lease
   Miami..................   Company owned        7,200        Retail and service; 15 wet         1980      Intracoastal
                                                               slips                                        Waterway
   Miami Beach............   Third-party            400        Retail only; 8 wet slips           1999      Intracoastal
                             lease                                                                          Waterway
   Naples.................   Company owned       19,600        Retail and service; 13 wet         1997      Naples Bay
                                                               slips
   Palm Beach.............   Company owned       22,800        Retail and service; 8 wet          1998      Intracoastal
                                                               slips                                        Waterway
   Pompano Beach..........   Company owned       23,000        Retail and service; 16 wet         1990      Intracoastal
                                                               slips                                        Waterway
   St. Petersburg  (mall     Third-party          1,000        Retail only                        1999       --
   store).................   lease
   Stuart(2)..............   Company owned        6,700        Retail and service; 60 wet         1994      Intracoastal
                                                               slips                                        Waterway
   Tampa..................   Company owned       13,100        Retail and service                 1995       --
   GEORGIA                   Affiliate
   Forest Park (Atlanta)..   lease               47,300        Retail and service                 1973       --
   Kennesaw (Atlanta).....   Affiliate           12,000        Retail and service                 1996       --
                             lease
   Lake Lanier............   Affiliate            3,000        Retail and service; 50 wet         1981      Lake Lanier
                             lease                             slips
   MINNESOTA
   Bay Port...............   Third-party            450        Retail only; 10 wet slips          1996      St. Croix River
                             lease
   Rogers.................   Company owned       70,000        Retail, service, and               1991       --
                                                               storage
   Walker.................   Company owned       76,400        Retail, service, and               1989       --
                                                               storage
   Walker.................   Company owned        6,800        Retail and service; 93 wet         1977      Leech Lake
                                                               slips
   Woodbury...............   Third-party         13,392        Retail and service                 1997       --
                             lease
   NEVADA
   Las Vegas..............   Company owned       21,600        Retail and service                 1990       --
   NEW JERSEY                                                  Retail and service; 225
   Brick                     Company owned       20,000        wet slips                          1977      Manasquan River
   Brant Beach               Third-party          3,800        Retail and service; 36 wet         1965      Barnegat Bay
                             lease                             slips
   Ship Bottom               Third-party         19,300        Retail and service                 1972       --
                             lease

   Somers Point              Third-party         31,000        Retail and service; 33 wet         1987      Little Egg Harbor
                             lease                             slips                                        Bay
   NORTH CAROLINA
   Wrightsville Beach.....   Affiliate           34,523        Retail, service, and               1996      Intracoastal
                             lease                             storage                                      Waterway
   OHIO
   Cleveland (Flats)......   Third-party         19,000        Retail and service                 1999      Lake Erie
                             lease
   Port Clinton...........   Affiliate           63,700        Retail, service, and               1974      Lake Erie
                             lease                             storage; 155
                                                               wet slips
   Port Clinton...........   Affiliate           93,250        Retail, service, and               1997      Lake Erie
                             lease                             storage
   Toledo.................   Affiliate           12,240        Retail and service                 1989       --
                             lease
   PENNSYLVANIA              Affiliate
   Warrington                lease               12,240        Retail and service                 1996       --
   SOUTH CAROLINA
   Myrtle Beach...........   Third-party            500        Retail only                        1999       Coquina Harbor
                             lease
   TEXAS
   Arlington..............   Third-party         21,000        Retail and service                 1999       --
                             lease
   Houston................   Affiliate           10,000        Retail only(3)                     1987       --
                             lease
   Houston................   Affiliate           10,000        Retail only(3)                     1981       --
                             lease
   Houston................   Third-party         10,000        Service only                       1999       --
                             lease
   League City (floating
     facility)(4).........   Third-party            800        Retail and service; 30 wet         1988      Clear Lake
                             lease                             slips
   Lewisville (Dallas)....   Third-party         10,000        Retail and service                 1992      Lake Lewisville
                             lease
   Lewisville (Dallas)
     (floating facility)..   Third-party            500        Retail only; 20 wet                1994      Lake Lewisville
                             lease                             slips(5)
   Montgomery (floating
     facility)............   Third-party            600        Retail only; 10 wet slips          1995      Lake Conroe
                             lease

----------

(1) Square footage does not include outside sales space or dock or marina facilities.

(2) The Stuart retail property consists of two parcels, each of which is owned by a separate, wholly owned subsidiary of our company.

(3)      Service performed at Houston service center leased by us.

(4) We own the floating facility; however, the related dock and marina space is leased by us from an unaffiliated third party.

(5) Shares service facility located at the other Lewisville retail location.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

                                                                              HIGH          LOW
1998
   SECOND QUARTER (FROM JUNE 3, 1998)................................        $14.19        $12.38
   THIRD QUARTER.....................................................        $12.38        $ 7.56
   FOURTH QUARTER....................................................        $ 9.06        $ 7.31


                                                                              HIGH          LOW

1999
   FIRST QUARTER.....................................................        $12.75        $ 8.00
   SECOND QUARTER....................................................        $12.13        $10.63
   THIRD QUARTER.....................................................        $12.00        $ 9.38
   FOURTH QUARTER (THROUGH DECEMBER 21, 1999)........................        $ 9.81        $ 8.50

     On December 21, 1999, the closing sale price of our common stock was $9.75 per share. On December 21, 1999, there were approximately 89 record holders and approximately 2,600 beneficial owners of our common stock.

     Pursuant to private placements under Section 4(2) of the Securities Act, and in connection with the following acquisitions, we issued during fiscal 1999 shares of our common stock to the following persons in the following amounts:

                                      PRICE PER
DATE                      SHARES       SHARE(1)            ACQUISITIONS                        ISSUED TO
----                      ------       --------            ------------                        ---------
March 9, 1999             478,514       $10.01          Merit Marine, Inc.               Merit Marine, Inc.
April 5, 1999             121,090       $11.36          Suburban Boatworks, Inc.         Suburban Boatworks, Inc.

-------------
(1) Approximate market value at acquisition date used for determining purchase price allocation.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included elsewhere in this Report. The Balance Sheet Data as of December 31, 1996, September 30, 1997, 1998 and 1999 and the Statements of Operations Data for the years ended December 31, 1995 and 1996, the nine months ended September 30, 1997, and the years ended September 30, 1998 and 1999 were derived from the Consolidated Financial Statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The Balance Sheet Data as of December 31, 1995 and the Statements of Operations Data for the nine months ended September 30, 1996 have been derived from the unaudited financial statements of the Company, which in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the selected financial data shown. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                                    FISCAL YEAR         FISCAL YEAR
                                                                        NINE MONTHS ENDED               ENDED              ENDED
                                      YEAR ENDED DECEMBER 31,             SEPTEMBER 30,             SEPTEMBER 30,      SEPTEMBER 30,
                                        1995            1996           1996           1997              1998               1999
                                        ----            ----           ----           ----              ----               ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ............................  $168,111        $197,609       $156,611       $200,414        $   291,182        $   450,058
Cost of sales ......................   128,823         149,948        117,514        150,479            220,364            338,403
                                      --------        --------       --------       --------        -----------        -----------
Gross profit .......................    39,288          47,661         39,097         49,935             70,818            111,655
Selling, general, and
  administrative expenses ..........    31,071          38,650         25,378         30,388             52,479             79,484
Non-recurring settlement(1) ........        --              --             --             --             15,000                 --
                                      --------        --------       --------       --------        -----------        -----------
Income from operations .............     8,217           9,011         13,719         19,547              3,339             32,171
Interest expense, net ..............     1,414           1,823          1,453          1,806              2,212              2,040
                                      --------        --------       --------       --------        -----------        -----------
Income before tax provision
  (benefit) ........................     6,803           7,188         12,266         17,741              1,127             30,131
Tax provision (benefit) ............       (20)             42            661            596              1,705             11,978
                                      --------        --------       --------       --------        -----------        -----------
Net income (loss) ..................  $  6,823        $  7,146       $ 11,605       $ 17,146        $      (577)       $    18,153
                                      ========        ========       ========       ========        ===========        ===========
Net income (loss) per share: Diluted
 (2) ............................................................................................   $     (0.05)       $      1.21
                                                                                                    ===========        ===========
Weighted average number of shares:
 Diluted (2) ....................................................................................    11,027,949         14,964,727
                                                                                                    ===========        ===========
OTHER DATA:

Number of stores(3) ................        22              23             23             24                 41                 51
Sales per store(4) .................  $  6,572        $  7,124       $  7,027       $  8,722        $    11,269        $    12,938
Same-store sales growth(5) .........        14%             14%             8%            28%                18%                18%


                                                                DECEMBER 31,                              SEPTEMBER 30,
                                                            --------------------          ---------------------------------------
                                                            1995            1996            1997              1998           1999
                                                            ----            ----            ----              ----           ----
BALANCE SHEET DATA:
Working capital.................................           $7,408          $8,560         $23,556           $29,080        $28,352
Total assets....................................           59,992          82,312          89,591           150,458        237,334
Long-term debt (including current portion)......            1,161           1,438           7,414             3,692          7,520
Total stockholders' equity......................           11,319          12,885          23,298            66,335         90,233


         (1) Consists of Brunswick settlement obligation. See "Special Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion."

         (2) We have elected to present historical per share data for the fiscal years ended September 30, 1999 and 1998 only, as the per share data for the other periods is not meaningful to due to changes in the historical equity structure and compensation paid to stockholder employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (3)      Includes only those stores open at period end.

         (4) Includes only those stores open for the entire preceding 12- or nine-month period, respectively.

         (5) New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

    We are the largest recreational boat retailer in the United States with fiscal 1999 revenue exceeding $450 million. Through 51 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. We also arrange related boat financing, insurance and extended warranty contracts; provide boat repair and maintenance services; and offer boat brokerage services.

    MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. On March 1, 1998, MarineMax acquired, in separate merger transactions, all of the issued and outstanding common stock of Bassett Boat Company of Florida, Gulfwind South, Inc., Gulfwind U.S.A., Inc., 11502 Dumas, Inc. and subsidiaries d/b/a Louis DelHomme Marine, Harrison's Boat Center, Inc., and Harrison's Marine Centers of Arizona, Inc. (collectively, the "Original Merged Companies") in exchange for 7,799,844 shares of common stock. On July 7, 1998, we acquired, in separate merger transactions, all of the issued and outstanding common stock of Cochran's Marine, Inc. and C & N Marine Corporation (together "Cochran's Marine") in a merger transaction in exchange for 603,386 shares of its common stock. On July 30, 1998, we acquired all of the issued and outstanding common stock of Sea Ray of Wilmington, Inc. (f.k.a. Skipper Bud's of North Carolina) in a merger transaction in exchange for 412,390 shares of common stock.

    These business combinations involving these companies (collectively the "Pooled Companies") have been accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception.

    In addition to the Pooled Companies, we have acquired eight additional boat retailers, two boat brokerage operations, and companies owning real estate used in the operations of certain of our subsidiaries (collectively, the "Purchased Companies"). In connection with these acquisitions, We issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $17.4 million in cash, resulting in the recognition of an aggregate of $34.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in our financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of our company.

    Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion compares the fiscal year ended September 30, 1999 to the fiscal year ended September 30, 1998, the nine months ended September 30, 1997 to the nine months ended September 30, 1996, and calendar 1996 to calendar 1995 and should be read in conjunction with our consolidated financial statements, including the related notes thereto, appearing elsewhere in this Report.

    We derive our revenue from (1) selling new and used recreational boats and related marine products; (2) arranging financing, insurance, and extended warranty products; (3) providing boat repair and maintenance services; and (4) offering boat brokerage services. Revenue from boat or related marine product sales, boat repair and maintenance services, and boat brokerage services is recognized at the time the product is delivered to the customer or the service is completed. Revenue earned by us for arranging financing, insurance, and extended warranty products is recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

    Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional parts or consumables used in providing maintenance, repair, and rigging services.

    The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling $4.8 million for the fiscal year ended September 30, 1998, $4.7 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively, and $9.8 million and $7.3 million for the years ended December 31, 1996 and 1995, respectively. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements , reflecting reduced compensation when compared to historical levels.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenue for the periods indicated:


                             CALENDAR YEAR ENDED DECEMBER 31,                   NINE MONTHS ENDED SEPTEMBER 30,
                                 1995                    1996                   1996                     1997
                                 ----                    ----                   ----                     ----
Revenue .............   $168,111      100.0%    $197,609      100.0%    $156,611      100.0%    $200,414      100.0%

Cost of sales .......    128,823       76.6%     149,948       75.9%     117,514       75.0%     150,479       75.1%
                        --------                --------                --------                --------

Gross profit ........     39,288       23.4%      47,661       24.1%      39,097       25.0%      49,935       24.9%
Selling, general, and
   administrative
    expenses ........     31,071       18.2%      38,650       19.6%      25,378       16.2%      30,388       15.2%
Non-recurring
   settlement .......         --        0.0%          --        0.0%          --        0.0%          --        0.0%
                        --------                --------                --------                --------
Income from
   operations .......      8,217        4.9%       9,011        4.6%      13,719        8.8%      19,547        9.8%
Interest expense, net      1,414        0.8%       1,823        0.9%       1,453        0.9%       1,806        0.9%
                        --------                --------                --------                --------
Income before tax
   provision ........   $  6,803        4.0%    $  7,188        3.6%    $ 12,266        7.8%    $ 17,741        8.9%
                        ========                ========                ========                ========



                          FISCAL YEAR ENDED       FISCAL YEAR ENDED
                             SEPTEMBER 30,         SEPTEMBER 30,
                                  1998                    1999
                                  ----                    ----
Revenue .............    $291,182      100.0%    $450,058      100.0%

Cost of sales .......     220,364       75.7%     338,403       75.2%
                         --------                --------

Gross profit ........      70,818       24.3%     111,655       24.8%
Selling, general, and
   administrative
    expenses ........      52,479       18.0%      79,484       17.7%
Non-recurring
   settlement .......      15,000        5.2%          --        0.0%
                         --------                --------
Income from
   operations .......       3,339        1.1%      32,171        7.2%
Interest expense, net       2,212        0.8%       2,040        0.5%
                         --------                --------
Income before tax
   provision ........    $  1,127        0.4%    $ 30,131        6.7%
                         ========                ========


Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

    Revenue. Revenue increased $158.9 million, or 54.6%, to $450.1 million for the fiscal year ended September 30, 1999 from $291.2 million for the fiscal year ended September 30, 1998. Of this increase, $45.1 million was attributable to 18% growth in comparable stores sales in 1999 and $113.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in fiscal 1999 resulted primarily from the continued training of employees through MarineMax University ("MMU"). MMU teaches our core retailing values, which focus on customer service. We believe increased awareness and focus has resulted in an increased closing rate on sales and a more effective utilization of the prospective customer tracking feature of the integrated computer system. In addition, we have experienced an increase in larger boat sales, such as sport yacht and yachts, including Hatteras.

    Gross Profit. Gross profit increased $40.8 million, or 57.7%, to $111.7 million for the fiscal year ended September 30, 1999 from $70.8 million for the fiscal year ended September 30, 1998. Gross profit margin as a percentage of revenue increased from 24.3% to 24.8% from fiscal 1998 to 1999. The increase was due to an increased focus on customer service, which generally results in improved overall gross profit margins and increased sales of products, such as finance and insurance contracts, that historically result in higher gross profits.

    Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $27.0 million, or 51.5%, to $79.5 million for the fiscal year ended September 30, 1999 from $52.5 million for the fiscal year ended September 30, 1998. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.7% in fiscal 1999 from 18.0% in fiscal 1998. This reduction was primarily due to proportionally lower stockholder-employee compensation, which was partially offset by an increase in expenses associated with being a public company, our investment in infrastructure such as MarineMax University, and the increased operating expense structure of certain recently acquired companies. The lower stockholder-employee compensation has resulted from contractually lowered compensation plans, which differ from those plans followed by the Pooled Companies prior to March 1, 1998.

    Non-Recurring Settlement. The Non-Recurring Settlement for the fiscal year ended September 30, 1998 was attributable to a $15.0 million settlement under the Settlement Agreement the Company entered into with Brunswick.

    Interest Expense, Net. Interest expense, net decreased approximately $172,000, or 7.8%, to $2.0 million for the fiscal year ended September 30, 1999 from $2.2 million for the fiscal year ended September 30, 1998. Interest expense, net as a percentage of revenue decreased to 0.5% in 1999 from 0.8% in 1998. The reduction in total interest charges was a result of the overall reduced debt levels following our June 3, 1998 initial public offering, reduced interest rates associated with our inventory financing facilities, and a generally more favorable rate environment in fiscal 1999 versus fiscal 1998.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

    Revenue. Revenue increased $43.8 million, or 27.9%, to $200.4 million for the nine-month period ended September 30, 1997 from $156.6 million for the nine-month period ended September 30, 1996. Of this increase, $39.0 million was attributable to 25.9% growth in comparable stores sales in the nine-month period ended September 30, 1997 and $4.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1997 resulted primarily from more effective utilization of the prospective customer tracking feature of the integrated computer system, a greater emphasis on used boat sales, the addition of the Boston Whaler product line at 12 locations, the introduction of core retailing values at seven retail locations, which focus on customer service and which we believe has resulted in an increased closing rate on sales, and participation in additional boat shows.

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Revenue. Revenue increased $29.5 million, or 17.5%, to $197.6 million in 1996 from $168.1 million in 1995. Of this increase, $22.9 million was attributable to 14.2% growth in comparable stores sales and $6.6 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in 1996 was due primarily to increased use of the prospective customer tracking feature of the integrated computer system, a stronger emphasis on used boat sales and parts and service sales, the addition of product lines, such as Baja, Challenger, Sea Hunt, and Sea Pro, in selected locations, and participation in additional boat shows.

    Gross Profit. Gross profit increased $8.4 million, or 21.1%, to $47.7 million in 1996 from $39.3 million in 1995. Gross profit as a percentage of revenue increased to 24.1% in 1996 from 23.4% in 1995. The gross profit increase was primarily due to more effective utilization of the integrated computer system, which allowed for more timely monitoring and emphasis on daily and monthly gross profit margins, and increased sales of products, such as finance and insurance contracts, that historically result in higher gross profits..

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

QUARTERLY DATA AND SEASONALITY

    The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

    Through March 1, 1998, the Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. As a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements, reflecting reduced compensation when compared to historical levels. The fiscal year ended September 30, 1999 was the first period in which these private company expenses were eliminated.

    Additionally, due to the issuance of common stock in connection with the acquisition of property and equipment and the initial public offering of 4,780,569 shares (3,515,824 by us and 1,264,745 by selling stockholders) the comparisons of earnings per share is also difficult and less meaningful on a historical basis.

    The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                         DECEMBER 31,         MARCH 31,          JUNE 30,        SEPTEMBER 30,
                                            1997                1998               1998              1998
                                            ----                ----               ----              ----
Revenue ..........................      $     46,401       $     62,382       $    105,250      $     77,149
Cost of sales ....................            36,662             47,861             80,337            55,505
                                        ------------       ------------       ------------      ------------
Gross profit .....................             9,739             14,521             24,913            21,645
Selling, general, and
  administrative
  expenses .......................            14,227             11,747             13,495            13,010
Non-recurring
  settlement .....................                --             15,000                 --                --
                                        ------------       ------------       ------------      ------------
Income (loss) from
  operations .....................            (4,488)           (12,226)            11,419             8,635
Interest expense
  (income), net ..................               350                742              1,468              (349)
                                        ------------       ------------       ------------      ------------
Income (loss) before
  tax provision ..................            (4,839)           (12,968)             9,950             8,984
Tax provision
  (benefit) ......................              (341)            (4,844)             3,468             3,422
                                        ------------       ------------       ------------      ------------
Net income (loss) ................      $     (4,498)      $     (8,124)      $      6,482      $      5,562
                                        ============       ============       ============      ============
Net income (loss) per
  share: Diluted .................      $      (0.51)      $      (0.87)      $       0.56      $       0.39
                                        ============       ============       ============      ============
Weighted average number of shares:
  Diluted ........................         8,901,818          9,365,970         11,629,478        14,334,967
                                        ============       ============       ============      ============


                                       DECEMBER 31,        MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                           1998              1999             1999               1999
                                           ----              ----             ----               ----
Revenue ..........................    $     69,264      $     93,482      $    161,629      $    125,683
Cost of sales ....................          52,678            70,940           123,692            91,093
                                      ------------      ------------      ------------      ------------
Gross profit .....................          16,586            22,542            37,937            34,590
Selling, general, and
  administrative
  expenses .......................          15,596            18,081            23,316            22,492
Non-recurring
  settlement .....................              --                --                --                --
                                      ------------      ------------      ------------      ------------
Income (loss) from
  operations .....................             990             4,461            14,621            12,098
Interest expense
  (income), net ..................             468               299               598               675
                                      ------------      ------------      ------------      ------------
Income (loss) before
  tax provision ..................             522             4,162            14,023            11,423
Tax provision
  (benefit) ......................             241             1,694             5,529             4,513
                                      ------------      ------------      ------------      ------------
Net income (loss) ................    $        281      $      2,468      $      8,494      $      6,910
                                      ============      ============      ============      ============
Net income (loss) per
  share: Diluted .................    $       0.02      $       0.17      $       0.56      $       0.45
                                      ============      ============      ============      ============
Weighted average number of shares:
  Diluted ........................      14,601,634        14,781,986        15,238,110        15,242,996
                                      ============      ============      ============      ============

    In order to maintain consistency and comparability between periods, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statements of the current period.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. We depend upon dividends and other payments from our operating subsidiaries to fund our obligations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds.

    For the fiscal year ended September 30, 1999 and the nine-month periods ended September 30, 1997 and 1996, we generated cash flows from operating activities of approximately $15.1 million, $8.5 million, and $1.0 million, respectively. For the fiscal year ended September 30, 1998, cash flows used by operating activities were $5.5 million. In addition to net income, cash provided by operating activities was due primarily to inventory management, including floor plan management. Employee-stockholder compensation levels prior to the March 1, 1998 mergers significantly impacted net income and therefore cash flows provided by and used in operations, which causes variations in operating cash flows.

    For the fiscal years ended September 30, 1999 and 1998, and the nine-month periods ended September 30, 1997 and 1996, cash flows used in investing activities was approximately $14.4 million, $10.8 million, $1.3 million and $1.2 million, respectively. For the nine-month periods ended September 30, 1997 and 1996, the cash flows used in investing activities was primarily attributable to purchases of property and equipment associated with opening new or improving existing retail facilities. Cash used in investing activities for the fiscal years ended September 30, 1999 and 1998 was primarily attributable to cash used in business acquisitions, in addition to, purchases of property and equipment associated with opening new or improving existing retail facilities.

    For the fiscal year ended September 30, 1999, cash flows used in financing activities approximated $200,000. For the fiscal year ended September 30, 1998 and the nine-month periods ended September 30, 1997 and 1996, cash flows provided by in financing activities approximated $12.6 million, $1.6 million and $4.5 million, respectively. For the fiscal year ended September 30, 1999, and the nine-month periods ended September 30, 1997 and 1996 cash provided by and used in financing activities was primarily attributable to borrowings and repayments on long-term and stockholder debt. For the fiscal year ended September 30, 1998, cash flows provided by financing activities reflect the proceeds from our June 3, 1999 initial public offering, which was partially offset by the repayment of long-term and stockholder debt and distributions made to employee-stockholders for tax and other purposes, which have historically been made in the quarter ended December 31.

    At September 30, 1999, our indebtedness totaled approximately $105.7 million, of which approximately $7.5 million was associated with our real estate holdings and $98.2 million was associated with financing our inventory and working capital needs.

    As of December 27, 1999, we had executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 149 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing our inventory. The Facilities have similar terms and mature on various dates ranging from March 2001 through December 2002.

    Since March 1, 1998, we have acquired nine additional boat dealers, two brokerage operations and companies owning real estate used in the operations of certain of our subsidiaries. In connection with these acquisitions, we issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $17.4 million in cash, resulting in the recognition of an aggregate of $33.1 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. See "Business -- Development of the Company; Acquisitions."

    In June 1998, we completed our initial public offering (the "IPO") of 4,780,569 shares of common stock (3,515,824 shares by us and 1,264,745 shares by certain selling stockholders). The IPO generated net cash proceeds to us of approximately $38.3 million, net of underwriting discounts and offering costs of approximately $2.5 million. Subsequent to the IPO, we used approximately $1.5 million to enhance our management information systems, $7.2 million in the acquisition of businesses, and the remaining $29.6 million to pay down debt.

    Except as specified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

YEAR 2000 COMPLIANCE

    We currently are addressing a universal situation commonly referred to as the "Year 2000 Problem." Year 2000 Problems result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a plan to devote the necessary resources to identify and modify internal systems impacted by the Year 2000 Problem or to implement new year 2000 compliant systems in a timely manner.

    We depend upon the dealerships' transactional computer systems for daily operations. All of our dealerships use an identical dealer management system supported by a major computer system provider for the marine industry. We have contacted the provider and received written assurance that our systems are, or will be, year 2000 ready. In addition to assurances from the system provider, we have performed internal testing of the dealer management systems, which appear to be year 2000 compliant based on the test results. We depend upon this provider, as do most other dealerships using the provider's system, to address the year 2000 issues. The worst case scenario, should the dealerships' transactional computer systems fail, is we would be required to maintain a manual transactional system until a compliant system could be identified and implemented.

    We depend upon manufacturers for the production and delivery of new boats and parts. We have contacted the manufacturers and have received written assurances from them that their systems are, or will be, year 2000 ready. The worst case scenario should the manufacturers fail to adequately address the year 2000 issue and do not correct the problems in a timely manner, is we may experience temporary shortages in new boat and parts inventories. We depend upon the manufacturers, as do all other dealerships worldwide that sell their products, to address the year 2000 issues.

    Our year 2000 plan includes conducting an inventory of all significant hardware and software that may be subject to the Year 2000 Problem, surveying third-party suppliers of all of the mission critical dealership systems, performing internal testing to ensure the dealer management systems are year 2000 compliant. As of September 30, 1999, we have received a written response from 92% of our mission critical vendors. As of September 30, 1999, we have completed our internal testing and based on these tests found the mission critical systems to be year 2000 compliant. In addition, we are implementing an action plan to correct or eliminate insignificant non-compliant systems before the end of calendar 1999.

    In addition, we have formulated a contingency plan under which alternative third-party service providers and vendors could be utilized and a manual dealership management system could be implemented, which would enable us to continue its retail operations, until compliant systems could be implemented. While we have developed contingency plans, failure by us, our manufacturers or third-party service providers and vendors to adequately address the year 2000 issue could have an adverse effect on us.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for our Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in "Business - Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

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

(b)           REPORTS ON FORM 8-K

                  None

(c)      EXHIBITS

Exhibit
Number       Exhibit
------       -------
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

10.1(b) Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)

10.1(c) Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)

10.1(d) Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)

10.1(e) Merger Agreement between Registrant and its acquisition subsidiary and Harrison's Boat Center, Inc. and its stockholders(1)

10.1(f)      Merger Agreement between Registrant and its acquisition subsidiary and Harrison's Marine Centers of Arizona, Inc. and its stockholders
             (1)

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

10.3(a)      Employment Agreement between Registrant and William H. McGill
             Jr.(1)

10.3(b)      Employment Agreement between Registrant and Michael H. McLamb(1)

10.3(c)      Employment Agreement between Registrant and Richard R. Bassett(1)

10.3(d)     Employment Agreement between Registrant and Paul Graham Stovall(1)

10.3(e)     Employment Agreement between Registrant and David L. Cochran(4)

10.3(f)     Employment Agreement between Registrant and David H. Pretasky(4)

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

10.12       Form of Sea Ray Sales and Service Agreement(1)

10.13        Loan and Security Agreement between Registrant and NationsCredit
             Distribution Finance, Inc.(1)

10.14        Guaranty and Security Agreement of NationsCredit Distribution
             Finance, Inc.(1)

10.15        Guaranty and Security Agreement of NationsCredit Distribution
             Finance, Inc. by Stovall Marine, Inc.(1)

10.16 Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association

21           List of Subsidiaries

23.1         Consent of Arthur Andersen LLP

27           Financial Data Schedule

-------------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998

(4) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1998, as filed on December 29, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MARINEMAX, INC.

                                  /s/ William H. McGill Jr.
                                  ---------------------------------------------
                                  William H. McGill Jr., Chairman of the Board, President, and Chief Executive Officer

Date:  December 27, 1999

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


         SIGNATURE                                       CAPACITY                                       DATE
         ---------                                       --------                                       ----
   /s/ William H. McGill Jr.                      Chairman of the Board, President,              December 27, 1999
----------------------------------                and Chief Executive Officer  (Principal
      William H. McGill Jr.                       Executive Officer)


    /s/ Michael H. McLamb                         Vice President, Chief Financial                December 27, 1999
----------------------------------                Officer, Treasurer, and Secretary
      Michael H. McLamb                           (Principal Accounting and
                                                  Financial Officer)
    /s/ Richard R. Bassett
----------------------------------                Executive Vice President                       December 27, 1999
      Richard R. Bassett                          and  Director

    /s/ Paul Graham Stovall                       Senior Vice President and Director             December 27, 1999
----------------------------------
      Paul Graham Stovall

    /s/ Robert S. Kant                            Director                                       December 27, 1999
----------------------------------
      Robert S. Kant

    /s/ R. David Thomas                           Director                                       December 27, 1999
----------------------------------
      R. David Thomas

    /s/ Stewart Turley                            Director                                       December 27, 1999
----------------------------------
      Stewart Turley

    /s/ Dean S. Woodman                           Director                                       December 27, 1999
----------------------------------
      Dean S. Woodman

                        MARINEMAX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants.......................  F-2
     Consolidated Balance Sheets..............................................  F-3
     Consolidated Statements of Operations....................................  F-4
     Consolidated Statements of Stockholders' Equity..........................  F-5
     Consolidated Statements of Cash Flows....................................  F-6
     Notes to Consolidated Financial Statements...............................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of MarineMax, Inc.:

    We have audited the accompanying consolidated balance sheets of MarineMax, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period ended September 30, 1997, and the years ended September 30, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for the nine-month period ended September 30, 1997, and the years ended September 30, 1998 and 1999, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Tampa, Florida,
October 21, 1999

                        MARINEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1998            1999
                                                                         -------------   -------------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................     $   7,860,866   $    8,297,086
  Accounts receivable, net.........................................        11,039,878       14,841,966
  Inventories......................................................        88,228,342      137,785,691
  Prepaids and other current assets................................         2,824,345        2,705,005
  Deferred tax assets..............................................                --          234,259
                                                                        -------------   --------------
     Total current assets..........................................       109,953,431      163,864,007

Property and equipment, net........................................        24,776,439       37,780,158
Deferred tax asset.................................................           103,426               --
Goodwill and other assets..........................................        15,624,996       34,107,131
                                                                        -------------    -------------
     Total assets..................................................     $ 150,458,292    $ 235,751,296
                                                                        =============    =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................     $   8,591,679   $   14,802,459
  Customer deposits................................................         4,815,979       10,573,822
  Accrued expenses.................................................         6,044,506       10,774,826
  Short-term borrowings............................................        45,813,419       98,150,266
  Current maturities of long-term debt.............................           442,519        1,210,150
  Settlement payable...............................................        15,000,000               --
  Deferred taxes...................................................           165,511               --
                                                                        -------------   --------------

     Total current liabilities.....................................        80,873,613      135,511,523
                                                                        -------------   --------------

Other liabilities..................................................                --        2,096,209
Deferred tax liabilities...........................................                --        1,600,168
Long-term debt, net of current maturities..........................         3,249,494        6,310,024
                                                                        -------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued or outstanding.......................................                --            --
Common stock, $.001 par value; 40,000,000 shares authorized,
  14,600,428 and 15,136,966 shares issued and outstanding at
  September 30, 1998 and 1999, respectively........................            14,601           15,137
Additional paid-in capital.........................................        57,113,708       62,858,755
Retained earnings..................................................         9,206,876       27,359,480
                                                                        -------------   --------------
     Total stockholders' equity....................................        66,335,185       90,233,372
                                                                        -------------   --------------
     Total liabilities and stockholders' equity....................     $ 150,458,292   $  235,751,296
                                                                        =============   ==============


The accompanying notes are an integral part of these consolidated balance sheets.

                        MARINEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE NINE-
                                                       MONTH PERIOD          FOR THE YEAR            FOR THE YEAR
                                                          ENDED                 ENDED                    ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,            SEPTEMBER 30,
                                                           1997                  1998                     1999
                                                       -------------         -------------            -------------
Revenue .....................................          $ 200,413,762          $ 291,182,186           $ 450,058,386
Cost of sales ...............................            150,478,921            220,364,383             338,403,200
                                                       -------------          -------------           -------------

  Gross profit ..............................             49,934,841             70,817,803             111,655,186

Selling, general and administrative
  expenses ..................................             30,387,637             52,478,624              79,484,482
Non-recurring settlement ....................                   --               15,000,000                    --
                                                       -------------          -------------           -------------
  Income from operations ....................             19,547,204              3,339,179              32,170,704

Interest expense, net .......................              1,805,716              2,211,858               2,039,945
                                                       -------------          -------------           -------------
Income before income taxes ..................             17,741,488              1,127,321              30,130,759

Income tax provision ........................                595,823              1,704,783              11,978,155
                                                       -------------          -------------           -------------

Net income (loss) ...........................          $  17,145,665          $    (577,462)          $  18,152,604
                                                       =============          =============           =============

Basic and diluted net income (loss) per
  common share: .............................          $        1.93          $       (0.05)          $        1.21
                                                       =============          =============           =============
Unaudited pro forma income tax provision
  (benefit) .................................              6,404,639             (1,188,928)                   --
                                                       -------------          -------------           -------------
Unaudited pro forma net income ..............          $  10,741,026          $     611,466           $  18,152,604
                                                       =============          =============           =============
Unaudited pro forma basic and diluted net
  income per common share ...................          $        1.21          $        0.06           $        1.21
                                                       =============          =============           -------------
Weighted average number of common shares used
  in computing net income (loss) per common
  share and unaudited pro forma net income
  per common share:
        Basic ...............................              8,901,818             11,025,410              14,958,725
                                                       =============          =============           =============
        Diluted .............................              8,901,818             11,027,949              14,964,727
                                                       =============          =============           =============



The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997,
                 AND THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999



                                                                     ADDITIONAL                         TOTAL
                                              COMMON STOCK           PAID-IN             RETAINED    STOCKHOLDERS'
                                          SHARES        AMOUNT       CAPITAL             EARNINGS       EQUITY
BALANCE, December 31, 1996 .........      9,676,931    $      9,677    $    611,261    $ 12,263,690    $ 12,884,628

Net income .........................           --              --              --        17,145,665      17,145,665
Redemption of common stock .........       (775,113)           (775)       (612,261)     (5,486,964)     (6,100,000)
Capital contribution ...............           --              --             1,000            --             1,000
Distributions to stockholders ......           --              --              --          (633,455)       (633,455)
                                       ------------    ------------    ------------    ------------    ------------

BALANCE, September 30, 1997 ........      8,901,818           8,902            --        23,288,936      23,297,838

Net loss ...........................           --              --              --          (577,462)       (577,462)
Issuance of common stock ...........      3,515,824           3,516      38,296,811            --        38,300,327
Redemption of common stock .........        (86,198)            (86)       (149,914)           --          (150,000)
Issuance of common stock in exchange
  for property, equipment and
  businesses acquired ..............      2,268,984           2,269      14,928,397            --        14,930,666
Contribution of former S Corporation
  Retained earnings ................           --              --         4,038,414      (4,038,414)           --
Distributions to stockholders ......           --              --              --        (9,466,184)     (9,466,184)
                                       ------------    ------------    ------------    ------------    ------------

BALANCE, September 30, 1998 ........     14,600,428          14,601      57,113,708       9,206,876      66,335,185

Net income .........................           --              --              --        18,152,604      18,152,604
Issuance of common stock ...........         38,430              38         291,900            --           291,938
Issuance of common stock in exchange
  for businesses acquired ..........        498,108             498       5,184,502            --         5,185,000
Issuance of stock warrants in
  exchange for businesses
  acquired .........................           --              --           268,645            --           268,645
                                       ------------    ------------    ------------    ------------    ------------

BALANCE, September 30, 1999 ........     15,136,966    $     15,137    $ 62,858,755    $ 27,359,480    $ 90,233,372
                                       ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 FOR THE NINE-                 FOR THE YEAR
                                                                 MONTH PERIOD   FOR THE YEAR      ENDED
                                                                     ENDED          ENDED       SEPTEMBER
                                                                 SEPTEMBER 30,  SEPTEMBER 30,      30,
                                                                     1997           1998           1999
                                                                     ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................     $ 17,145,665      $   (577,462)     $ 18,152,604
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization .........................          726,657         1,685,058         2,585,365
    Deferred income tax (benefit) provision ...............          137,369           591,297         1,303,824
    Loss on sale of property and equipment ................              993            60,616            97,886
    Stock compensation ....................................             --                --              94,597
  (Increase) decrease in - ................................
    Accounts receivable, net ..............................       (2,785,080)       (1,759,684)        4,686,455
    Due from related parties ..............................          (69,520)          640,632              --
    Inventories ...........................................        5,035,675         1,962,118       (37,234,433)
    Prepaids and other assets .............................         (191,410)       (1,882,655)       (4,913,042)
  Increase (decrease) in - ................................
    Accounts payable ......................................        1,899,839           100,069         5,729,477
    Customer deposits .....................................        1,196,761         1,022,563           715,530
    Accrued expenses and other liabilities ................        1,354,173          (275,404)        5,984,158
    Short-term borrowings .................................      (15,911,114)      (22,057,729)       32,857,601
    Settlement payable ....................................             --          15,000,000       (15,000,000)
                                                                ------------      ------------      ------------
      Net cash provided by (used in) operating activities .        8,540,008        (5,490,581)       15,060,022
                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in business acquisitions, net of cash acquired              --          (4,633,174)       (4,317,740)
  Purchases of property and equipment .....................       (1,325,001)       (6,250,422)      (10,122,033)
  Proceeds from sale of property and equipment ............           30,988            84,000            40,469
                                                                ------------      ------------      ------------
      Net cash used in investing activities ...............       (1,294,013)      (10,799,596)      (14,399,304)
                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of registration costs .....            1,000        38,300,327           197,341
  Redemption of common stock ..............................             --            (150,000)             --
  Net borrowings (repayments) on notes payable to related
    parties ...............................................        2,187,544        (5,785,729)             --
  Borrowings on long-term debt ............................        1,917,381              --                --
  Repayments on long-term debt ............................       (2,041,090)      (10,122,305)         (421,839)
  Distributions to stockholders ...........................         (470,455)       (9,629,184)             --
                                                                ------------      ------------      ------------
    Net cash provided by (used in) financing activities ...        1,594,380        12,613,109          (224,498)
                                                                ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: .....        8,840,375        (3,677,068)          436,220
CASH AND CASH EQUIVALENTS, beginning of period ............        2,697,559        11,537,934         7,860,866
                                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period ..................     $ 11,537,934      $  7,860,866      $  8,297,086
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock and stock warrants in exchange
    for property and equipment and businesses acquired.....               --      $ 48,781,253      $ 25,432,891
  Assumption of debt (primarily inventory financing) in
    conjunction with the purchase of property and equipment
    and businesses acquired................................               --      $ 33,850,587      $ 23,729,246
Distributions declared but not yet paid....................     $    163,000                --                --
  Long-term debt issued for redemption of common stock.....     $  6,100,000                --                --


The accompanying notes are an integral part of these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

    MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 51 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Texas.

    The Company is the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick Corporation ("Brunswick"), which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 91% of the Company's new boat sales in fiscal 1999, which the Company believes represented approximately 30% of all new Sea Ray boat sales and approximately 9% of all Brunswick marine product sales during that period. Each of the Company's applicable Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.


    The company is party to dealer agreements with other manufacturers which gives the company the rights to sell various makes and models of boats within a given geographic region. In October 1998, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), and entered in to a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The Agreement gives the Company the rights to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 74 feet.

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

    On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $7.8 million of cash, including acquisition costs, and 250,000 shares of the Company's common stock, valued at approximately $2.3 million. The acquisition has been accounted for under the purchase method of accounting. The initial purchase price allocation resulted in the recognition of approximately $12.6 million in goodwill. The asset purchase agreement contained a claw-back provision which allowed the Company to reevaluate the net assets acquired and adjust the purchase price accordingly. In September 1999 the Company and the principals of Treasure Cove concluded on the value of the net assets acquired and the final purchase price. As a result of the agreement, 101,496 shares, valued at $950,000, were returned to the Company and retired. The retirement of the shares combined with the changes in the net assets acquired resulted in a $1.4 million reduction in goodwill. The final purchase price allocation resulted in the recognition of approximately $11.2 million in goodwill.

    On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill.

    On February 11, 1999, the Company acquired the net assets of Boating World (Boating World) in exchange for approximately $523,000 of cash, including acquisition costs and warrants valued at approximately $269,000. The warrants provide the holder the right to buy 40,000 shares of MarineMax common stock at $15.00 per share and were valued using a Black-Scholes model assuming a 10 year term, a 5.25% risk free rate of return, a volatility factor of 44.7% and an expected dividend yield of 0%. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $700,000 in goodwill.

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

    On April 5, 1999, the Company acquired the net assets of Suburban Boatworks, Inc. (Suburban) in exchange for $965,000 of cash, including acquisition costs, 121,090 shares of the Company's common stock, valued at approximately $1.4 million, a $500,000 promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations related to boat inventories, which primarily finance Suburban's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $3.7 million in goodwill.

    On July 27, 1999, the Company acquired the net assets of Hansen Marine, Inc. (Hansen) in exchange for approximately $181,000 of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $170,000 in goodwill.

    The Original Property Acquisitions, Stovall, Cochran's L.L.C.s, Brevard, Vegas, Treasure Cove, Woods & Oviatt, Boating World, Merit, Suburban and Hansen (collectively, the Purchased Companies) have been reflected in the Company's financial statements subsequent to their respective acquisition dates. For purchase price allocation purposes, the Company's common stock issued in conjunction with the acquisition of each of the Purchased Companies has been valued at approximately the current market price on each of their respective acquisition dates. The goodwill associated with the acquisition of the Purchased Companies represents the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis.

    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the years ended September 30:


                                       1998                    1999
                                       ----                    ----

Revenue............................    $ 346,729,581      $ 465,223,996
Net income.......................          2,605,230         17,881,459
Diluted earnings per share.........    $        0.18     $         1.17


    The unaudited pro forma results of operations are presented for informational purposes only. The unaudited pro forma results of operations include an adjustment to record income taxes as if the significant acquisitions were taxed as C corporations from the beginning of the period presented until their respective acquisition dates. The unaudited pro forma results of operations do not include adjustments to remove certain private company expenses which will not be incurred in future periods. Therefore, the unaudited pro forma results of operations may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

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


                                                              FOR THE
                                                           NINE-MONTH
                                                         PERIOD ENDED
                                                        SEPTEMBER 30,
                                                                1996
                                                        ---------------
Revenue.............................................   $    156,610,835
Cost of sales.......................................        117,513,908
                                                            -----------
     Gross profit...................................         39,096,927
Selling, general, and administrative expenses.......         25,377,507
                                                             ----------
     Income from operations.........................         13,719,420
Interest expense, net...............................          1,453,444
                                                              ---------
Income before income tax provision..................         12,265,976
Income tax provision................................            660,930
                                                                -------
     Net income.....................................   $     11,605,046
                                                       ================

STATEMENTS OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    The Company made interest payments of approximately $2,763,000, $3,229,000 and $2,653,000 for the nine-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999, respectively, including interest on new boat inventory and interest on the Company's real estate holdings. The Company made income tax payments of approximately $36,000, $4,681,000, and $8,331,000 for the nine-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999, respectively.

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

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:


                                    YEARS
      Buildings and improvements    5-40
      Machinery and equipment..     5-10
      Furniture and fixtures...     5-10
      Vehicles.................        5

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

GOODWILL AND OTHER ASSETS

    Goodwill and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of goodwill was approximately $680,000 at September 30, 1999.

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

REVENUE RECOGNITION

    Revenue from boat, motor and trailer sales and parts and service operations is recognized at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. Revenue earned by the Company for notes placed with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Commissions earned on credit life, accident and disability insurance sold on behalf of third-party insurance companies are also recognized when the related boat sale is recognized. Pursuant to negotiated agreements with financial institutions, the Company is charged back for a portion of these fees should the customer terminate the finance contract before it is outstanding for stipulated minimal periods of time. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1998 or 1999, is based on the Company's experience for repayments or defaults on the finance contracts.

    Commissions earned on extended warranty service contracts sold on behalf of unrelated third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate the service contract prior to its scheduled maturity. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1998 or 1999, is based upon the Company's experience for repayments or defaults on the service contracts.

ADVERTISING AND PROMOTIONAL COSTS

    Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses approximated $2,662,000, $3,443,000 and $5,296,000 for the nine-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999, respectively.

INCOME TAXES AND UNAUDITED PRO FORMA INCOME TAX PROVISION

    Certain subsidiaries of the Company elected S corporation status under the provisions of the Internal Revenue Code prior to the business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, income of these subsidiaries was passed through to the stockholders and these subsidiaries historically recorded no provision for income taxes. The accompanying consolidated statement of operations includes an unaudited pro forma income tax provision assuming the subsidiaries had been taxed as C corporations during that period. The pro forma income tax benefit disclosed for the year ended September 30, 1998 is also the result of a deferred tax liability recorded on the conversion from S corporation to C corporation tax status of certain subsidiaries of the Company (See Note 10).

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

SUPPLIER AND CUSTOMER CONCENTRATION

Dealership Agreements

    The Company has entered into dealership agreements with the Sea Ray division of Brunswick Corporation, Boston Whaler, Inc., Mercury Marine and Baja Marine Corporation (all subsidiaries or divisions of Brunswick Corporation) (collectively, Brunswick). Approximately 91 percent of the Company's new boat revenue during fiscal 1999 were derived from products acquired from Brunswick. These agreements allow the Company to purchase, stock, sell and service boats and products of Brunswick. These agreements also allow the Company to use Brunswick's names, trade symbols and intellectual properties.

    Although there are a limited number of manufacturers of the type of boats and products that the Company sells, the Company believes that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely. The Company's existing dealership agreements with Brunswick and various other manufacturers are renewable subject to certain terms and conditions in the agreements and expire in 2000 through 2008.

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

USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

    During June 1996 and June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS
131), respectively. The major provisions of these statements and their impact on the Company are discussed below.

    SFAS 130, effective for fiscal years beginning after December 15, 1997, requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. During the year the Company adopted SFAS 130 which did not have any impact on the Company as the Company currently does not enter into any transactions that result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

    SFAS 131, effective for fiscal years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. During the year ended September 30, 1999, the Company adopted SFAS 131 and while the sale of products such as finance and insurance contracts generate revenue and income for the Company these products do not meet the quantitative thresholds for segment reporting as defined in SFAS 131.

4.  ACCOUNTS RECEIVABLE:

    Trade receivables consist of receivables from financial institutions, which provide funding for customer boat financing and amounts due from financial institutions earned from arranging financing with the Company's customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats and parts and service. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers' warranties. The accounts receivable balances consisted of the following as of September 30, 1998 and 1999:



                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                               1998               1999
                                                              ----                 ----

        Trade receivables............................  $        7,991,846     $ 10,548,072
        Amounts due from manufacturers...............           2,798,715        3,855,108
        Other receivables...........................              249,317          438,786
                                                              -----------    -------------
                                                              $11,039,878      $14,841,966
                                                              ===========     =============

5.  INVENTORIES:

    Inventories consisted of the following as of September 30, 1998 and 1999:


                                       SEPTEMBER 30,  SEPTEMBER 30,
                                           1998           1999
                                           ----           ----
     New boats, motors and trailers    $ 72,934,656   $115,781,929
     Used boats, motors and trailers     10,080,991     16,249,998
     Parts, accessories and other ..      5,212,695      5,753,764
                                       ------------   ------------
                                       $ 88,228,342   $137,785,691
                                       ============   ============


6.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following as of September 30, 1998 and 1999:


                                       SEPTEMBER 30,   SEPTEMBER 30,
                                           1998              1999
                                         ---------       ----------
Land ...............................   $  7,774,418    $ 12,065,811
Buildings and improvements .........     13,577,625      20,617,087
Machinery and equipment ............      5,966,441       7,781,175
Furniture and fixtures .............      2,614,183       4,393,402
Vehicles ...........................      1,687,979       2,228,602
                                       ------------    ------------
                                         31,620,646      47,086,077
Less -- Accumulated depreciation and
   amortization ....................     (6,844,207)     (9,305,919)
                                       ------------    ------------
                                       $ 24,776,439    $ 37,780,158
                                       ============    ============

7. SHORT-TERM BORROWINGS:

    During the year, the Company executed agreements for working capital borrowing facilities (the Facilities) with three separate financial institutions providing for combined borrowing availability of $185 million at a weighted average interest rate of LIBOR plus 144 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing the Company's inventory. The Facilities have similar terms and mature on various dates ranging from March 2001 through July 2002.

    Short-term borrowings as of September 30, 1998, and 1999 were approximately $45,813,000 and $98,150,000, respectively. The maximum available borrowings under the facilities at September 30, 1998 and 1999 were approximately $54.6 million and $55.9 million, respectively. At September 30, 1999 the weighted average interest rate on the outstanding borrowings was 7.33%. Generally, the Company's short-term borrowings are collateralized by certain accounts receivable and inventories.

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

8. LONG-TERM DEBT:

    Long-term debt consisted of the following as of September 30, 1998 and 1999:

                                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                                                1998                       1999
                                                                                            -------------              -------------
Various mortgage notes payable, due in monthly
   installments ranging from $1,988 to $15,609,
   bearing interest at rates ranging from 8.75%
   to 9.25%, maturing May 2000 through May
   2003, collateralized by property and
   equipment ...............................................................                $ 3,157,003                 $ 6,646,478
Various notes payable, due in monthly
   installments ranging  from $390 to $3,900,
   bearing interest at rates ranging from 4.9%
   to 10.25%, maturing April 1999 through May
   2017, collateralized by certain company
   vehicles and property and equipment .....................................                    535,010                     873,696
                                                                                            -----------                 -----------
                                                                                              3,692,013                   7,520,174
Less -- Current maturities .................................................                   (442,519)                 (1,210,150)
                                                                                            -----------                 -----------
                                                                                            $ 3,249,494                 $ 6,310,024
                                                                                            ===========                 ===========


    The aggregate maturities of long-term debt were as follows at September 30, 1999:

PERIOD ENDING
SEPTEMBER 30,                                                           AMOUNT
--------------                                                          ------
2000 .........................................................        $1,210,150
2001 .........................................................           551,027
2002 .........................................................         2,042,015
2003 .........................................................           419,578
2004 .........................................................           360,457
Thereafter                                                             2,936,947
                                                                      ----------
                                                                      $7,520,174
                                                                      ==========

9.  SETTLEMENT PAYABLE:

    The Company and Brunswick Corporation disputed the applicability of the change in control provisions in the dealership agreements of the Original Merged Companies. In order to avoid a long, costly and disruptive dispute, the Company and Brunswick Corporation entered into a settlement agreement on March 12, 1998, under which Brunswick Corporation agreed not to challenge the change in control provisions of the dealership agreements, and the Company agreed to pay Brunswick Corporation $15 million. The Settlement payable to Brunswick required interest to be paid quarterly at the 30-day LIBOR rate plus 125 basis points. The $15 million Settlement payable was paid in full to Brunswick in December 1998.

10.  INCOME TAXES:

    Federal income taxes for those subsidiaries taxed as C corporations were as follows for the nine-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999:

                                       FOR THE NINE-
                                       MONTH PERIOD     FOR THE YEAR     FOR THE YEAR
                                          ENDED            ENDED            ENDED
                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                           1997             1998             1999
                                       --------------   -------------    -------------
Current ............................    $   458,454       $   988,142      $10,674,331
Deferred ...........................        137,369           716,641        1,303,824
                                        -----------       -----------      -----------
                                        $   595,823       $ 1,704,783      $11,978,155
                                        ===========       ===========      ===========

    Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the nine-month period ended September 30, 1997, and for the years ended September 30, 1998 and 1999:

                                                             FOR THE
                                                            NINE-MONTH
                                                              PERIOD       FOR THE YEAR    FOR THE YEAR
                                                              ENDED           ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               1997             1998           1999
                                                           -------------   -------------   -------------
Federal tax provision ..................................        35%              34  %            35%
State tax provision, net of
   federal benefit .....................................         6%               6%             4.4%
Net deferred tax liability
   recorded on the conversion
   from S corporation to C
   corporation tax status ..............................        --              111%              --
S corporation income not
   subject to federal and
   state income taxes ..................................       (44)%             (6)%             --
Other ..................................................         6%               6%             0.4%
                                                              ----             ----             ----
  Effective tax rate ...................................         3%             151%            39.8%
                                                              ====             ====             ====

         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes are as follows:


                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                1998             1999
                                                                             -------------   ------------
Current deferred tax assets (liability):
  Inventories ..........................................................     $   236,000      $   357,301
  Accrued expenses .....................................................         330,056          268,556
  Net operating loss (NOL) carryforwards ...............................         196,000             --
  Conversion from LIFO to FIFO .........................................        (934,208)        (430,108)
  Other ................................................................           6,641           38,510
                                                                             -----------      -----------
     Net current deferred tax asset (liability) ........................     $  (165,511)     $   234,259
                                                                             ===========      ===========
Long-term deferred tax asset (liability):
  Depreciation and amortization ........................................     $   103,426      $(1,654,790)
  Other ................................................................            --             54,622
                                                                             -----------      -----------
     Net long-term deferred tax asset (liability) ......................     $   103,426      $(1,600,168)
                                                                             ===========      ===========

    As of September 30, 1998, the Company had NOL carryforwards of approximately $490,000. The NOL carryforwards have been used to offset taxable income during the year ended September 30, 1999.

    During the year ended September 30, 1998, concurrent with the business combinations of the Pooled Companies, (discussed in Note 2) the Company recorded a deferred tax liability of approximately $1,250,000 for income taxes that are payable by the Company upon conversion of certain of the subsidiaries from S corporation to C corporation income tax status.

    As of September 30, 1999, the Company estimated that it is more likely than not that it will recognize the benefit of its deferred tax assets and, accordingly, no valuation allowance has been recorded.

11.  STOCK SPLIT:

    On April 5, 1998, the Board of Directors approved a stock split whereby each outstanding share of Company's common stock was converted into approximately
1.082 shares of common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements.

12.  STOCK AND OPTION PLANS:

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

    The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to non-employee directors of the Company. Under the Automatic Grant Program, each non-employee whose election to the Board of Directors was proposed as of the date of the Company's initial public offering received an Automatic Option to acquire 10,000 shares of common stock on that date (an Initial Grant). Each subsequent newly elected non-employee member of the Board of Directors will receive as an Initial Grant an Automatic Option to acquire 5,000 shares of common stock on the date of his or her first appointment or election to the Board of Directors. In addition, an Automatic Option to acquire 2,500 shares of common stock will be granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders (an Annual Grant). Each Initial Grant will vest and become exercisable in a series of three equal and successive installments with the first installment vested on the date of grant (or the date of election to the Board of Directors, if later) and the next two installments 12 months and 24 months after the date of grant. Each Annual Grant will vest and become exercisable 12 months after the date of grant. Each Automatic Option will vest and become exercisable only if the optionholder has not ceased serving as a director as of such vesting date. The exercise price per share of common stock subject to an Initial Grant on the date of the Company's initial public offering was equal to the initial public offering price per share and the exercise price per share of common stock subject to other Automatic Options will be equal to 100% of the fair market value (as defined in the Incentive Stock Plan) of the Company's common stock on the date such option is granted. Each Automatic Option will expire on the tenth anniversary of the date on which such Automatic Option was granted.

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

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation cost has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The Company adopted SFAS 123 for disclosure purposes during the year ended September 30, 1998. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.96 percent, expected life of 10 years, dividend rate of zero percent, and expected volatility of 45.6 percent. Using these assumptions, the fair value of the stock options granted is approximately $5.6 million, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share, as reported would have been the following pro forma amounts:

                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                   1998                1999
                                                              ---------------     --------------
NET INCOME (LOSS):
  As reported ............................................    $      (577,462)    $   18,152,604
                                                              ===============     ==============
  Pro forma ..............................................    $    (1,683,258)    $   17,363,635
                                                              ===============     ==============
DILUTED EARNINGS PER SHARE:
  As reported ............................................    $         (0.05)    $         1.21
                                                              ===============     ==============
  Pro forma ..............................................    $         (0.15)    $         1.16
                                                              ===============     ==============

    A summary of the status of the Company's stock option plans for the nine months ended September 30, 1997 and the fiscal years ended September 30, 1998 and 1999, is presented in the table below:

                                            1997                                 1998                               1999
                                    --------------------------      ------------------------------      ----------------------------
                                              WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                    OPTIONS    EXERCISE PRICE        OPTIONS       EXERCISE PRICE          OPTIONS   EXERCISE PRICE
                                    -------    --------------        -------       --------------          -------   --------------
Outstanding
    beginning of year ........           --           $--                 --             $ --             1,556,016           $12.45
Granted ......................           --           $--            1,556,016           $12.45             217,030           $12.36
Forfeited ....................           --           $--                 --             $ --               193,102           $12.34
                                    -------                          ---------                            ---------
Outstanding
    end of year ..............           --           $--            1,556,016           $12.45           1,579,944           $12.45
                                    =======                          ---------                            =========

The following table summarizes information about outstanding and exercisable stock options at September 30, 1999:

                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         ---------------------------------------------------    ------------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING            WEIGHTED-                        WEIGHTED-
RANGE OF EXERCISE                     CONTRACTUAL LIFE IN   AVERAGE EXERCISE                  AVERAGE EXERCISE
     PRICES                OPTIONS          YEARS                PRICE            OPTIONS          PRICE
------------------       -----------  -------------------   -----------------    ------------ -----------------
$10.00                      70,000           8.7              $   10.00            14,000       $10.00
$12.25-12.50             1,429,944           8.8              $   12.49            48,106       $12.50
$13.75                      80,000           8.7              $   13.75            16,000       $13.75
                         ---------                                                 ------
                         1,579,944           8.8              $   12.45            78,106       $12.31
                         =========                                                 ======

    Generally, the options granted have a term of ten years from the grant date and vest 20 percent per annum beginning at the end of year three. No options were granted during the nine-month period ended September 30, 1997.

13.  NET INCOME (LOSS) PER SHARE:

    The Company adopted SFAS 128, "Earnings per Share" during the year ended September 30, 1998. Accordingly, basic and diluted earnings per share ("EPS") are shown on the face of the accompanying consolidated statements of operations. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

                                                    FOR THE FISCAL YEAR ENDED                FOR THE FISCAL YEAR ENDED
                                                        SEPTEMBER 30, 1998                       SEPTEMBER 30, 1999
                                             ---------------------------------------   ----------------------------------------
                                                LOSS           SHARES      PER SHARE      INCOME         SHARES       PER SHARE
                                             (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                             -----------   -------------   ---------   -----------    -------------   ---------
Basic EPS:
Income available to common
stockholders ..........................      $  (577,462)    11,025,410    $(0.05)     $18,152,604    14,958,725       $1.21
Effect of dilutive securities:
  Options .............................               --          2,539        --               --         6,002          --
                                             -----------     -----------    -----      -----------    -----------      -----
Diluted EPS:
Income available to common
stockholders ..........................      $  (577,462)    11,027,949    $(0.05)     $18,152,604    14,964,727       $1.21
                                             ===========     ==========    ======      ===========    ==========       =====

    There were no dilutive securities granted or outstanding during the nine-months ended September 30, 1997.

    Options to purchase 1,486,016 and 1,509,944 shares of common stock at prices ranging from $10.75 to $13.75 per share were outstanding as of September 30, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock.

14.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

    The Company leases certain land, buildings, machinery, equipment and vehicles related to its dealerships under non-cancelable third party operating leases. Rental payments, including month-to-month rentals, were approximately $1,387,000, $2,653,000 and $4,800,000 for the nine-month period ended September 30, 1997 and the years ended September 30, 1998 and 1999, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $1,085,000, $226,000 and $1,367,000 for the nine-month period ended September 30, 1997, and for the years ended September 30, 1998 and 1999, respectively.

    Future minimum lease payments under non-cancelable operating leases at September 30, 1999, were as follows:

                   PERIOD ENDING
                   SEPTEMBER 30,                 AMOUNT
                   ------------------        -------------
                   2000....................  $   4,741,844
                   2001....................      4,128,120
                   2002....................      3,953,449
                   2003....................      2,885,790
                   2004....................      1,413,332
                   Thereafter..............      1,629,642
                                             -------------
                        Total..............  $  18,752,177
                                              -------------

OTHER COMMITMENTS

    The Company is party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 1999. While it is not feasible to determine the outcome of these actions at this time, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

    The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. The Company believes that it is in compliance with such regulations.

15. EMPLOYEE 401(K) PROFIT SHARING PLANS:

    Effective October 1, 1998, the Company adopted the MarineMax Inc. 401k Profit Sharing Plan (the New Plan). Under the New Plan all employees as of September 1, 1998 are eligible to participate. Employees hired subsequent to September 1, 1998 must complete one year of service before they are eligible to participate. Under the New Plan, the Company matches participants' contributions, subject to a maximum of 2% of each participant's compensation. The Company and its subsidiaries contributed, under the New Plan, or pursuant to previous similar plans, amounts ranging from approximately $200,000 to approximately $400,000 for the nine-month period ended September 30, 1997 and the fiscal years ended September 30, 1998 and 1999, respectively.

                                 EXHIBIT INDEX

Exhibit
Number             Description
------             -----------
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

10.3(a)            Employment Agreement between Registrant and William H. McGill Jr.(1)

10.3(b)            Employment Agreement between Registrant and Michael H. McLamb(1)

10.3(c)            Employment Agreement between Registrant and Richard R. Bassett(1)

10.3(d)            Employment Agreement between Registrant and Paul Graham Stovall(1)

10.3(e)            Employment Agreement between Registrant and David L. Cochran(4)

10.3(f)            Employment Agreement between Registrant and David H. Pretasky(4)

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

10.12              Form of Sea Ray Sales and Service Agreement(1)

10.13              Loan and Security Agreement between Registrant and NationsCredit Distribution Finance, Inc.(1)

10.14              Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc.(1)

10.15              Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc. by Stovall Marine, Inc.(1)

10.16              Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank
                   National Association

21                 List of Subsidiaries

23.1               Consent of Arthur Andersen LLP

27                 Financial Data Schedule

-------------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998

(4) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1998, as filed on December 29, 1998.