Form 10-Q
period 1999-12-31
MARINEMAX INC
filed 2000-02-14
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       or

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                           Commission File No. 1-14173

                                 MARINEMAX, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                    59-3496957
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification
                                                             Number)

18167 U.S. 19 NORTH, SUITE 499                              33764
Clearwater, Florida                                       (ZIP Code)
 (Address of principal executive offices)

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

                        Yes    X                  No


The number of outstanding shares of the registrant's Common Stock on January 31, 2000 was 15,180,211.

                                 MARINEMAX, INC.

                                Table of Contents

Item No.                                                                        Page
--------                                                                        ----
PART I  FINANCIAL INFORMATION
1.  Financial Statements (unaudited):
       Condensed Consolidated Results of Operations
         For the Three-Month Period Ended
         December 31, 1998 and December 31, 1999..............................    3
       Condensed Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1999.............................    4
       Condensed Consolidated Statements of Cash Flows
         for the Three-Month Period Ended
         December 31, 1998 and December 31, 1999..............................    5
       Notes to Condensed Consolidated Financial Statements...................    6

2.  Management's Discussion and Analysis of Results of Operations
       and Financial Condition................................................    8

PART II  OTHER INFORMATION
    1.  Legal Proceedings.....................................................   11
    2.  Changes in Securities and Use of Proceeds.............................   11
    3.  Defaults Upon Senior Securities.......................................   11
    4.  Submission of Matters to Vote of Security Holders.....................   11
    5.  Other Information.....................................................   11
    6.  Exhibits and Reports on Form 8-K......................................   11
    7.  Signatures............................................................   12

ITEM 1.           FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
             (amounts in thousands except share and per share data)
                                   (Unaudited)

                                             For the Three-Month Period Ended
                                                      December 31,
                                               -----------------------------
                                                  1998              1999
                                               -----------       -----------
Revenue                                        $    69,264       $    93,517
Cost of sales                                       52,678            72,775
                                               -----------       -----------
         Gross profit                               16,586            20,742

 Selling, general and administrative
    expenses                                        15,596            18,734
                                               -----------       -----------
         Income from operations                        990             2,008

Interest expense, net                                  468             1,180
                                               -----------       -----------
Income before income taxes                             522               828

Income tax provision                                   241               351
                                               -----------       -----------


Net income                                     $       281       $       477
                                               ===========       ===========

Basic and diluted net income per common
    share:                                     $     0 .02       $      0.03
                                               ===========       ===========
 Shares used in computing basic and
    diluted net income per common share:        14,601,634        15,180,211
                                               ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             (amounts in thousands except share and per share data)

                                                                 September 30,   December 31,
                                                                     1999          1999
                                                                 ------------     ---------
                                                                                 (unaudited)
                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $  8,297       $  5,711
     Accounts receivable, net                                        14,842         11,792
     Inventories                                                    137,786        163,766
     Prepaids and other current assets                                2,705          3,921
     Deferred tax asset                                                 234            177
                                                                   --------       --------
         Total current assets                                       163,864        185,367

Property and equipment, net                                          37,780         37,890
Goodwill and other assets                                            34,107         35,516
                                                                   --------       --------
         Total assets                                              $235,751       $258,773
                                                                   ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $ 14,802       $  4,174
     Customer deposits                                               10,574          4,843
     Accrued expenses                                                10,775          9,456
     Short-term borrowings                                           98,150        137,889
     Current maturities of long-term debt                             1,210          1,035
                                                                   --------       --------
         Total current liabilities                                  135,511        157,397

Long-term debt, net of current maturities                             6,310          6,335
Deferred tax liability                                                1,600          1,706
Other liabilities                                                     2,096          2,257
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                --             --
Common stock, $.001 par value, 40,000,000 shares authorized,
  15,180,211 and 15,136,966 shares issued and outstanding at
  December 31, 1999 and September 30, 1999, respectively                 15             15
Additional paid-in capital                                           62,859         63,226
Retained earnings                                                    27,360         27,837
                                                                   --------       --------
Total stockholders' equity                                           90,234         91,078
                                                                   --------       --------
Total liabilities and stockholders' equity                         $235,751       $258,773
                                                                   ========       ========


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)

                                                                          December 31,     December 31,
                                                                              1998          1999
                                                                           ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                     $    281        $    477
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                          589             903
         Deferred income tax provision (benefit)                               (189)          1,746
         Loss (gain) on sale of property and equipment                           18             (93)
         Stock Compensation                                                      55              --
     Decrease (increase) in --
         Accounts receivable, net                                             2,420           3,050
         Inventories                                                        (32,005)        (23,656)
         Prepaids and other assets                                           (1,834)         (1,994)
     Increase (decrease) in --
         Accounts payable                                                    (4,048)        (10,628)
         Customer deposits                                                    1,765          (5,731)
         Accrued expenses and other liabilities                               1,246          (2,844)
         Short-term borrowings                                               52,069          37,869
         Settlement payable                                                 (15,000)             --
                                                                           --------        --------
              Net cash provided by (used in)
                operating activities                                          5,367            (901)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (2,100)         (1,269)
     Proceeds from sale of property and equipment                                23             595
     Cash acquired (used) in purchase of businesses                          (1,002)         (1,221)
                                                                           --------        --------
              Net cash provided by (used in) investing activities            (3,079)         (1,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock under employee benefit plans             --             368
     Repayments on long-term debt                                               (71)           (157)
                                                                           --------        --------
              Net cash provided by (used in)
                financing activities                                            (71)            211
                                                                           --------        --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         2,217          (2,585)
CASH AND CASH EQUIVALENTS,
     beginning of period                                                      7,861           8,297
                                                                           --------        --------
CASH AND CASH EQUIVALENTS, end of period                                   $ 10,078        $  5,712
                                                                           ========        ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid for
         Interest                                                          $    615        $  1,302
         Income taxes                                                      $    183        $  1,871

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.       COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 52 retail locations in 14 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Utah.

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


         The Company is party to dealer agreements with other manufacturers which gives the company the rights to sell various makes and models of boats within a given geographic region. In October 1998, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), and entered into a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The Agreement gives the Company the rights to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 74 feet.

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

2.       ACQUISITION

         On December 31, 1999, the Company acquired the net assets of Duce Marine, Inc. (Duce), in exchange for approximately $1.2 million of cash, including acquisition costs. The company assumed certain liabilities including the outstanding floor plan obligations related to boat inventories, which primarily finance Duce Marine's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $975,000 in goodwill.

         The acquisition of Duce has been reflected in the Company's financial statements subsequent to its acquisition date. The goodwill associated with the acquisition represents the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis. The acquisition of Duce was not significant to the Company's consolidated results of operations. Accordingly, pro forma results of operations, assuming the acquisition had occurred at the beginning of the period, have been omitted.

3.       NONRECURRING SETTLEMENT

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

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


4. SHORT-TERM BORROWINGS:

         The Company has executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 149 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from March 2001 through December 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act), and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Annual Report on Form 10-K (Registration number 1-14173) as filed with the SEC on December 29, 1999. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities and Exchange Commission.

GENERAL

         We are the largest recreational boat retailer in the United States with fiscal 1999 revenue exceeding $450 million. Through 52 retail locations in 14 states, we sell new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. We also arrange related boat financing, insurance and extended warranty contracts; provide boat repair and maintenance services; and offer boat brokerage services.

         MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the "Pooled Companies"). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. In addition, we have acquired ten additional boat retailers, two boat brokerage operations, and companies owning real estate used in the operations of certain of our subsidiaries (collectively, the "Purchased Companies"). In connection with the Purchased Companies, we issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $18.6 million in cash, resulting in the recognition of an aggregate of $35.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in our financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of our company.

         Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion compares the three months ended December 31, 1999 to the three months ended December 31, 1998, and should be read in conjunction with our consolidated financial statements, including the related notes thereto, appearing elsewhere in this Report.

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended December 31, 1999 Compared to Three-Month Period Ended December 31, 1998:

         Revenue. Revenue increased $24.3 million, or 35.0%, to $93.5 million for the three-month period ended December 31, 1999 from $69.2 million for the three-month period ended December 31, 1998. Of this increase, $14.6 million was attributable to 23% growth in comparable stores sales and $9.7 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales for the three-month period ended December 31, 1999 resulted primarily from an increase in larger boat sales, including yachts, the Company's retailing strategies, which focus on customer service, the more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products that customers desire.

         Gross Profit. Gross profit increased $4.1 million, or 25.1%, to $20.7 million for the three-month period ended December 31, 1999 from $16.6 million for the three-month period ended December 31, 1998. Gross profit as a percentage of revenue decreased to 22.2% in 1999 from 24.0% in 1998. The decrease in gross profit margin was attributable to increased sales of products, such as sport yachts and yachts, which historically result in lower gross profits.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $3.1 million, or 20.1%, to $18.7 million for the three-month period ended December 31, 1999 from $15.6 million for the three-month period ended December 31, 1998. Selling, general, and administrative expenses as a percentage of revenue decreased to 20.0% in 1999 from 22.5% in 1998. This decrease resulted from management's direct efforts to reduce costs and through achieved operating efficiencies and synergies.

         Interest Expense, Net. Interest expense, net increased approximately $712,000 or 152.1%, to approximately $1.2 million in 1999 from approximately $468,000 in 1998. Interest expense, net as a percentage of revenue increased to 1.3% in 1999 from 0.7% in 1998. The increase resulted primarily from the increased interest rate on the Company's lines of credit and an increased level of debt associated with the Company's current inventory and working capital needs.

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

         At December 31, 1999, the Company's indebtedness totaled approximately $145.3 million, of which approximately $7.4 million was associated with the Company's real estate holdings and the remaining $137.9 million was associated with financing the Company's current inventory level and working capital needs.

         The Company has agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 149 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from March 2001 through December 2002.

         The Company has acquired ten recreational boat dealers, two brokerage operations and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,764,578 shares of its common stock and paid an aggregate of approximately $18.6 million in cash, resulting in the recognition of an aggregate of $35.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

          Except as specified in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in the attached condensed consolidated financial statements, the Company has no material commitments for capital for the next 12 months. The Company believes that its existing capital resources will be sufficient to finance the Company's operations for at least the next 12 months, except for possible significant acquisitions.

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

         The Company's business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. The Company's current operations and its business could become substantially more seasonal as it acquires retailers that operate in colder regions of the United States.

YEAR 2000 COMPLIANCE

         The year 2000 issue results from computer programs and hardware being written with two digits rather than four digits to define the applicable year. As a result, there is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This potentially could result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

         The Company has experienced no year 2000 adverse effects on its internal systems and is not aware of any involved in its supply chain, including purchasing, distribution, sales, and accounting. Also, no errors were found related to date processing before or after January 1, 2000. The Company will continue to evaluate year 2000 related exposures at its suppliers and customers over the next several weeks. The Company will also continue to monitor its hardware, software, and imbedded systems as they are added or modified to ensure that latent defects do not manifest themselves over the next few months.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
                  Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable


ITEM 5.      OTHER INFORMATION
                  Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.18 Loan and Security Agreement between the Company and Deutsche Financial Services Corporation

         27.1     Financial Data Schedule

                                 MARINEMAX, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MARINEMAX INC.

February 11, 2000                        By: /s/ Michael H. McLamb
                                             --------------------------------

                                              Michael H. McLamb
                                              Chief Financial Officer, Vice
                                              President, Secretary and Treasurer

                                 Exhibit Index

         10.18 Loan and Security Agreement between the Company and Deutsche Financial Services Corporation

         27.1     Financial Data Schedule