Form 10-Q
period 2000-03-31
MARINEMAX INC
filed 2000-05-08
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              Yes    X                  No


The number of outstanding shares of the registrant's Common Stock on April 25, 2000 was 15,215,963.

                                 MARINEMAX, INC.



                                Table of Contents


Item No.                                                                                     Page
PART I  FINANCIAL INFORMATION
    1.  Financial Statements (unaudited):
          Condensed Consolidated Results of Operations
             For the Three-Month and Six-Month Periods Ended
             March 31, 1999 and March 31, 2000............................................     3
          Condensed Consolidated Balance Sheets as of
             September 30, 1999 and March 31, 2000........................................     4
          Condensed Consolidated Statements of Cash Flows
             for the Six-Month Periods Ended
             March 31, 1999 and March 31, 2000............................................     5
          Notes to Condensed Consolidated Financial Statements............................     7

    2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................................     8

PART II  OTHER INFORMATION
    1.  Legal Proceedings.................................................................    12
    2.  Changes in Securities and Use of Proceeds.........................................    12
    3.  Defaults Upon Senior Securities...................................................    12
    4.  Submission of Matters to a Vote of Security Holders...............................    12
    5.  Other Information.................................................................    12
    6.  Exhibits and Reports on Form 8-K..................................................    12
    7.  Signatures........................................................................    13

ITEM 1. FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
             (amounts in thousands except share and per share data)
                                   (Unaudited)

                                                  For the Three-Month Period            For the Six-Month Period
                                                        Ended March 31,                       Ended March 31,
                                                        ---------------                       ---------------
                                                    1999               2000               1999               2000
                                                    ----               ----               ----               ----
Revenue                                         $    93,482        $   155,240        $   162,747        $   248,757
Cost of sales                                        70,940            122,461            123,619            195,236
                                                -----------        -----------        -----------        -----------
         Gross profit                                22,542             32,779             39,128             53,521

Selling, general, and
    administrative expenses                          18,081             25,412             33,677             44,146
                                                -----------        -----------        -----------        -----------
         Income from operations                       4,461              7,367              5,451              9,375

Interest expense, net                                   299              1,378                767              2,558
                                                -----------        -----------        -----------        -----------
Income before income taxes                            4,162              5,989              4,684              6,817

Income tax provision                                  1,694              2,367              1,935              2,719
                                                -----------        -----------        -----------        -----------
Net income                                      $     2,468              3,622        $     2,749              4,098
                                                ===========        ===========        ===========        ===========

Basic and diluted net income  per common
    share:                                      $      0.17        $      0.24        $      0.19        $      0.27
                                                ===========        ===========        ===========        ===========
Shares used in computing net income per
    common share:
         Basic                                   14,772,127         15,180,211         14,685,943         15,180,211
                                                ===========        ===========        ===========        ===========
         Diluted                                 14,781,896         15,192,732         14,690,828         15,181,776
                                                ===========        ===========        ===========        ===========

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             (amounts in thousands except share and per share data)

                                                                   September 30,     March 31,
                                                                        1999           2000
                                                                        ----           ----
                                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $  8,297        $ 17,182
     Accounts receivable, net                                          14,842          23,299
     Inventories                                                      137,786         156,253
     Prepaids and other current assets                                  2,705           1,894
     Current Deferred tax asset                                           234             184
                                                                     --------        --------
         Total current assets                                         163,864         198,812

Property and equipment, net                                            37,780          38,177
Goodwill and other assets                                              34,107          35,331
                                                                     --------        --------
         Total assets                                                $235,751        $272,320
                                                                     ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $ 14,802        $  7,292
     Customer deposits                                                 10,574           4,444
     Accrued expenses                                                  10,775          17,871
     Short-term borrowings                                             98,150         136,725
     Current maturities of long-term debt                               1,210             545
                                                                     --------        --------
         Total current liabilities                                    135,511         166,877

Long-term debt, net of current maturities                               6,310           6,174
Deferred tax liability                                                  1,600           1,815
Other liabilities                                                       2,096           2,755
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --              --
Common stock, $.001 par value; 40,000,000 shares authorized,
   15,136,966 and 15,192,732 shares issued and outstanding at
   September 30, 1999 and March 31, 2000, respectively                     15              15
Additional paid-in capital                                             62,859          63,226
Retained earnings                                                      27,360          31,458
                                                                     --------        --------
Total stockholders' equity                                             90,234          94,699
                                                                     --------        --------
Total liabilities and stockholders' equity                           $235,751        $272,320
                                                                     ========        ========

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)

                                                                            March 31,        March 31,
                                                                               1999            2000
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                             $  2,749         $  4,098
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                         1,913            1,820
         Deferred income tax provision (benefit)                                (592)             265
         Loss (gain) on sale of property and equipment                            36              (66)
         Stock Compensation                                                       85               --
     Decrease (increase) in --
         Accounts receivable, net                                              3,912           (8,457)
         Inventories                                                         (55,235)         (16,143)
         Prepaids and other assets                                            (1,766)              (9)
     Increase (decrease) in --
         Accounts payable                                                     15,114           (7,510)
         Customer deposits                                                     4,623           (6,130)
         Accrued expenses and other liabilities                                4,180            7,652
         Short-term borrowings                                                57,633           36,706
         Settlement payable                                                  (15,000)              --
                                                                            --------         --------
              Net cash provided by (used in)
                operating activities                                          17,652           12,226
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (4,467)          (2,246)
     Proceeds from sale of property and equipment                                 29              567
     Cash used in purchase of businesses                                      (3,352)          (1,221)
                                                                            --------         --------
              Net cash provided by (used in) investing activities             (7,790)          (2,900)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock under employee benefit plans              --              367
     Repayments on long-term debt                                               (170)            (808)
                                                                            --------         --------
              Net cash provided by (used in)
                financing activities                                            (170)            (440)
                                                                            --------         --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          9,692            8,885
CASH AND CASH EQUIVALENTS,
     beginning of period                                                       7,861            8,297
                                                                            --------         --------
CASH AND CASH EQUIVALENTS, end of period                                    $ 17,553         $ 17,182
                                                                            ========         ========

            See Notes to Condensed Consolidated Financial Statements

                       MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)
                                   (Continued)

                                                                         March 31,          March 31,
                                                                           1999               2000
                                                                           ----               ----
Supplemental Disclosures of Cash Flow Information:
     Cash paid for
         Interest                                                         $ 1,123            $ 3,118
         Income taxes                                                     $   676            $ 1,951

Supplemental Disclosures of Non-Cash Investing and Financing
     Activities:
         Issuance of Common Stock and Warrants in exchange for
              property and equipment and businesses acquired              $ 4,315                 --
         Assumption of debt (primarily inventory financing) in
              conjunction with the acquisition of property and
              equipment and businesses acquired                           $11,824                 --

            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.       COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc., a Delaware corporation, was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 54 retail locations in 14 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Utah.

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

2.       ACQUISITIONS

         On December 31, 1999, the Company acquired the net assets of Duce Marine, Inc. (Duce) for approximately $1.2 million of cash, including acquisition costs. The Company assumed certain liabilities, including the outstanding floor plan obligations related to boat inventories, which primarily finance Duce Marine's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $975,000 in goodwill.


3.       SHORT-TERM BORROWINGS:

         The Company has executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 147 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from March 2001 through December 2002.



4.       SUBSEQUENT EVENTS

         On April 18, 2000, the Company acquired the net assets of Clarks Landing at Greenbrook, Inc., Clark's Landing at Lake Hopatcong, Inc., and Clark's Landing at Dredge Harbor, Inc. for approximately $3.6 million in cash, including acquisition costs. The Company assumed or retired certain liabilities, including the outstanding floor plan obligations related to boat inventories, which primarily finance the acquired operations new boat inventory. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act), and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Annual Report on Form 10-K as filed with the SEC on December 29, 1999. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities Exchange Commission.

GENERAL

         MarineMax is the largest recreational boat retailer in the United States with fiscal 1999 revenue exceeding $450 million. Through 54 retail locations in 14 states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provide boat repair and maintenance services; and offer yacht brokerage services.

         MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the "Pooled Companies"). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. Through March 31, 2000, the Company had acquired ten additional boat retailers, two yacht brokerage operations, and companies owning real estate used in the operations of certain subsidiaries (collectively, the "Purchased Companies"). In connection with the Purchased Companies, the Company issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $18.6 million in cash, resulting in the recognition of an aggregate of $35.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

         Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three months ended March 31, 2000 to the three months ended March 31, 1999, and the six months ended March 31, 2000 to the six months ended March 31, 1999 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.


CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended March 31, 2000 Compared to Three-Month Period Ended March 31, 1999:

         Revenue. Revenue increased $61.8 million, or 66.1%, to $155.2 million for the three-month period ended March 31, 2000 from $93.5 million for the three-month period ended March 31, 1999. Of this increase, $53.8 million was attributable to 58% growth in comparable-store sales and $8.0 million was attributable to stores not eligible for inclusion in the comparable-store base. A significant portion of the increase in comparable-store sales for the three-month period ended March 31, 2000, resulted from the October 1998 addition of the Hatteras product line in certain stores, which has resulted in higher revenue in comparable stores. Excluding the Hatteras product line, the Company's comparable store sales increase approximated 29% for the three-month period ended March 31, 2000. This increase resulted primarily from the Company's retailing strategies, which focus on customer service, more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products that customers desire.

         Gross Profit. Gross profit increased $10.3 million, or 45.4%, to $32.8 million for the three-month period ended March 31, 2000 from $22.5 million for the three-month period ended March 31, 1999. Gross profit as a percentage of revenue decreased to 21.1% in 2000 from 24.1% in 1999. The decrease in gross profit margin was attributable to an increase in sales of sport yachts and yachts, including Hatteras products, which historically yield lower gross profits per unit.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $7.3 million, or 40.5%, to $25.4 million for the three-month period ended March 31, 2000 from $18.1 million for the three-month period ended March 31, 1999. Selling, general, and administrative expenses as a percentage of revenue decreased to 16.4% in 2000 from 19.3% in 1999. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to the Company's ability to better leverage its infrastructure, including leverage associated with an increase in its Hatteras business.

         Interest Expense, Net. Interest expense, net increased approximately $1.1 million or 360.9%, to approximately $1.4 million in 2000 from approximately $299,000 in 1999. Interest expense, net as a percentage of revenue increased to 0.9% in 2000 from 0.3% in 1999. The increase resulted primarily from generally higher interest rates in fiscal 2000 and an increased level of debt associated with the Company's current inventory and working capital needs.

Six-Month Period Ended March 31, 2000 Compared to Six-Month Period Ended March 31,1999:

         Revenue. Revenue increased $86.0 million, or 52.8%, to $248.7 million for the six-month period ended March 31, 2000 from $162.7 million for the six-month period ended March 31, 1999. Of this increase, $72.9 million was attributable to 47% growth in comparable-store sales and $13.1 million was attributable to stores not eligible for inclusion in the comparable-store base. A significant portion of the increase in comparable-store sales for the six-month period ended March 31, 2000 resulted from the October 1998 addition of the Hatteras product line in certain stores, which has resulted in higher revenue in comparable stores. Excluding the Hatteras product line, the Company's comparable-store sales increase approximated 22% for the six-month period ended March 31, 2000. This increase resulted primarily from the Company's retailing strategies, which focus on customer service, more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products that customers desire.


         Gross Profit. Gross profit increased $14.4 million, or 36.8%, to $53.5 million for the six-month period ended March 31, 2000 from $39.1 million for the six-month period ended March 31, 1999. Gross profit margin as a percentage of revenue decreased to 21.5% in 2000 from 24.0% in 1999. The decrease in gross profit margin was attributable to an increase in sales of sport yachts and yachts, including Hatteras products, which historically yield lower gross profits per unit.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $10.4 million, or 31.1%, to $44.1 million for the six-month period ended March 31, 2000 from $33.7 million for the six-month period ended March 31, 1999. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.8% in 2000 from 20.7% in 1999. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to the Company's ability to better leverage its infrastructure, including leverage associated with an increase in its Hatteras business.


         Interest Expense, Net. Interest expense, net increased approximately $1.8 million, or 233.5%, to $2.6 million in 2000 from $767,000 thousand in 1999. Interest expense, net as a percentage of revenue increased to 1.03% in 2000 from 0.5% in 1999. The increase resulted primarily from generally higher interest rates in fiscal 2000 and an increased level of debt associated with the Company's current inventory and working capital needs.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through new retail openings and acquisitions. These cash needs have historically been financed from operations and borrowings under credit facilities. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. No agreements exist that restrict this flow of funds.

         At March 31, 2000, the Company's indebtedness totaled approximately $143.4 million, of which approximately $6.7 million was associated with the Company's real estate holdings and the remaining $136.7 million was associated with financing the Company's inventory and working capital needs.

         The Company has agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 147 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from March 2001 through December 2002.

         Through March 31, 2000, the Company has acquired ten recreational boat dealers, two yacht brokerage operations, and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,764,578 shares of its common stock and paid an aggregate of approximately $18.6 million in cash, resulting in the recognition of an aggregate of $35.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

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

         The Company has experienced no year 2000 adverse effects on its internal systems and is not aware of any involved in its supply chain, including purchasing, distribution, sales, and accounting. Also, no errors were found related to date processing before or after January 1, 2000. The Company will continue to evaluate year 2000 related exposures at its suppliers and customers over the next several months. The Company will also continue to monitor its hardware, software, and imbedded systems as they are added or modified to ensure that latent defects do not manifest themselves over the next few months.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
                  Not applicable

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The Company's 1999 Annual Meeting of Stockholders was held on March 1, 2000. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for a three-year term expiring in 2003, or until their successors are elected and qualified, or until their earlier resignation or removal:

               Nominee                         Votes in Favor     Withheld
               -------                         --------------     --------
               William H. McGill, Jr.          13,045,715            --
               Robert S. Kant                  13,045,715            --
               Stewart Turley                  13,102,565            --

                  The following directors' terms of office continued after the 2000 Annual meeting of Stockholders: Richard R. Bassett, Paul Graham Stovall, R. David Thomas, and Dean S. Woodman.

                  Additionally, appointment to ratify Arthur Andersen LLP as the independent certified public accountants of the Company for the fiscal year ending September 30, 2000 was voted upon by the Company's stockholders:

               Votes in Favor        Opposed       Abstained      Broker Non-Vote
               --------------        -------       ---------      ---------------
                13,071,579            28,147        11,759               --

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


                                       MARINEMAX INC.

April  8, 2000                         By: /s/ Michael H. McLamb
                                           -------------------------------------
                                           Michael H. McLamb
                                           Chief Financial Officer, Vice
                                           President, Secretary and Treasurer

                                EXHIBIT INDEX

                   Exhibit 27.1   - Financial Data Schedule