Form 10-Q
period 2000-06-30
MARINEMAX INC
filed 2000-08-03
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                       Yes    X                  No


The number of outstanding shares of the registrant's Common Stock on July 31, 2000 was 15,218,620.

                                 MARINEMAX, INC.



                                Table of Contents


Item No.                                                                     Page
-------                                                                      ----

PART I  FINANCIAL INFORMATION
    1.  Financial Statements (unaudited):
        Condensed Consolidated Results of Operations
          For the Three-Month and Nine-Month Periods Ended
          June 30, 1999 and June 30, 2000...................................   3
        Condensed Consolidated Balance Sheets as of
          September 30, 1999 and June 30, 2000..............................   4
        Condensed Consolidated Statements of Cash Flows
          for the Nine-Month Periods Ended
          June 30, 1999 and June 30, 2000...................................   5
        Notes to Condensed Consolidated Financial Statements ...............   7

    2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition...........................................   8

PART II  OTHER INFORMATION
    1.  Legal Proceedings...................................................  12
    2.  Changes in Securities and Use of Proceeds...........................  12
    3.  Defaults Upon Senior Securities.....................................  12
    4.  Submission of Matters to a Vote of Security Holders.................  12
    5.  Other Information...................................................  12
    6.  Exhibits and Reports on Form 8-K....................................  12
    7.  Signatures..........................................................  13

ITEM 1.     FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Results of Operations
            (amounts in thousands except share and per share data)
                                   (Unaudited)




                                                 For the Three-Month                 For the Nine-Month
                                                Period Ended June 30,               Period Ended June 30,
                                           -----------------------------       -----------------------------
                                               1999              2000              1999              2000
                                           -----------       -----------       -----------       -----------

Revenue                                    $   161,629       $   174,546       $   324,376       $   423,303
Cost of sales                                  123,692           131,924           247,311           327,160
                                           -----------       -----------       -----------       -----------
      Gross profit                              37,937            42,622            77,065            96,143

Selling, general, and
   administrative expenses                      23,316            24,946            56,993            69,093
                                           -----------       -----------       -----------       -----------
      Income from operations                    14,621            17,676            20,072            27,050

Interest expense, net                              598             1,019             1,364             3,576
                                           -----------       -----------       -----------       -----------
Income before income taxes                      14,023            16,657            18,708            23,474

Income tax provision                             5,529             6,350             7,465             9,068
                                           -----------       -----------       -----------       -----------
Net income                                 $     8,494            10,307       $    11,243            14,406
                                           ===========       ===========       ===========       ===========

Basic and diluted net income
   per common share :                      $      0.56       $      0.68       $      0.76       $      0.95
                                           ===========       ===========       ===========       ===========
 Shares used in computing net income
   per common share:
      Basic                                 15,228,587        15,218,620        14,866,850        15,192,967
                                           ===========       ===========       ===========       ===========
      Diluted                               15,238,110        15,218,620        14,873,280        15,197,141
                                           ===========       ===========       ===========       ===========


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             (amounts in thousands except share and per share data)



                                                          September 30,     June 30,
                                                              1999           2000
                                                          -------------   -----------
                                                                          (unaudited)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $  8,297       $ 14,370
   Accounts receivable, net                                   14,842         26,378
   Inventories                                               137,786        133,552
   Prepaids and other current assets                           2,705          3,062
   Current Deferred tax asset                                    234            257
                                                            --------       --------
      Total current assets                                   163,864        177,619

Property and equipment, net                                   37,780         39,154
Goodwill and other assets                                     34,107         39,799
                                                            --------       --------
      Total assets                                          $235,751       $256,572
                                                            ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $ 14,802       $ 11,774
   Customer deposits                                          10,574         13,397
   Accrued expenses                                           10,775         17,230
   Short-term borrowings                                      98,150         96,989
   Current maturities of long-term debt                        1,210            544
                                                            --------       --------
      Total current liabilities                              135,511        139,934

Long-term debt, net of current maturities                      6,310          6,017
Deferred tax liability                                         1,600          1,893
Other liabilities                                              2,096          3,411
Commitments and contingencies
                                                            --------       --------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  5,000,000 shares authorized, none
  issued or outstanding                                           --             --
Common stock, $.001 par value; 40,000,000
  shares authorized, 15,136,966 and
  15,218,620 shares issued and
  outstanding at September 30, 1999 and
  June 30, 2000, respectively                                     15             15
Additional paid-in capital                                    62,859         63,537
Retained earnings                                             27,360         41,765
                                                            --------       --------
Total stockholders' equity                                    90,234        105,317
                                                            --------       --------
Total liabilities and stockholders' equity                  $235,751       $256,572
                                                            ========       ========


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)

                                                      June 30,        June 30,
                                                        1999            2000
                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 11,243        $ 14,406
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                      2,774           2,363
      Deferred income tax provision (benefit)           (1,144)            270
      Loss (gain) on sale of property and
      equipment                                             36             (64)
      Stock Compensation                                    85              --
   Decrease (increase) in --
      Accounts receivable, net                           2,384         (11,536)
      Inventories                                      (36,879)         11,616
      Prepaids and other assets                         (4,622)         (1,428)
   Increase (decrease) in --
      Accounts payable                                  19,486          (3,043)
      Customer deposits                                 (1,398)          2,525
      Accrued expenses and other liabilities            12,051           7,067
      Short-term borrowings                             36,256          (8,452)
      Settlement payable                               (15,000)             --
                                                      --------        --------
         Net cash provided by (used in)
           operating activities                         25,272          13,724
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  (7,887)         (3,429)
   Proceeds from sale of property and equipment             29             610
   Cash used in purchase of businesses                  (4,138)         (4,544)
                                                      --------        --------
         Net cash provided by (used in)
         investing activities                          (11,996)         (7,363)
                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock under
     employee benefit plans                                238             678
   Repayments on long-term debt                           (234)           (966)
                                                      --------        --------
         Net cash provided by (used in)
           financing activities                              4            (288)
                                                      --------        --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     13,280           6,073
CASH AND CASH EQUIVALENTS,
   beginning of period                                   7,861           8,297
                                                      --------        --------
CASH AND CASH EQUIVALENTS, end of period              $ 21,141        $ 14,370
                                                      ========        ========


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)
                                   (Continued)

                                                     June 30,     June 30,
                                                      1999          2000
                                                     --------     --------
Supplemental Disclosures of Cash Flow
Information:
   Cash paid for
      Interest                                       $ 1,867       $4,041
      Income taxes                                   $   837       $3,281

Supplemental Disclosures of Non-Cash Investing
   and Financing Activities:
      Issuance of Common Stock and Warrants in
         exchange for property and equipment
         and businesses acquired                     $19,479           --
      Assumption of debt (primarily inventory
         financing) in conjunction with the
         acquisition of property and equipment
         and businesses acquired                     $ 6,404           --


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements



1.    COMPANY BACKGROUND AND BASIS OF PRESENTATION

      MarineMax, Inc., a Delaware corporation, was incorporated in January 1998. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 53 retail locations in 14 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Utah.

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

2.    ACQUISITIONS

      On December 31, 1999, the Company acquired the net assets of Duce Marine, Inc. (Duce) for approximately $1.2 million of cash, including acquisition costs. The Company assumed certain liabilities, including the outstanding floor plan obligations related to boat inventories, which primarily finance Duce's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $975,000 in goodwill.

      On April 18, 2000, the Company acquired the net assets of Clark's Landing at Greenbrook, Inc., Clark's Landing at Lake Hopatcong, Inc., and Clark's Landing at Dredge Harbor, Inc. (collectively Clarks) for approximately $3.6 million in cash, including acquisition costs. The Company assumed or retired certain liabilities, including the outstanding floor plan obligations related to boat inventories, which primarily finance the acquired operations new boat inventory. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill.

      The acquisitions of Duce and Clarks have been reflected in the Company's financial statements subsequent to their respective acquisition dates. The goodwill associated with the acquisitions represent the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis. The acquisitions of Duce and Clarks were not significant to the Company's consolidated results of operations. Accordingly, pro forma results of operations, assuming the acquisition had occurred at the beginning of the period, have been omitted.

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

GENERAL

      MarineMax is the largest recreational boat retailer in the United States with fiscal 1999 revenue exceeding $450 million. Through 53 retail locations in 14 states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers yacht brokerage services.

      MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the "Pooled Companies"). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. The last "pooling" occurred in July 1998. Additionally, the Company has acquired, through "purchase" transactions, eleven boat retailers, two yacht brokerage operations, and companies owning real estate used in the operations of certain subsidiaries (collectively, the "Purchased Companies"). In connection with the Purchased Companies, the Company issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $22.2 million in cash, resulting in the recognition of an aggregate of $39.9 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

      Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three months ended June 30, 2000 to the three months ended June 30, 1999, and the nine months ended June 30, 2000 to the nine months ended June 30, 1999 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.


CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999:

      Revenue. Revenue increased $12.9 million, or 8.0%, to $174.5 million for the three-month period ended June 30, 2000 from $161.6 million for the three-month period ended June 30, 1999. Of this increase, $4.6 million was attributable to 3% growth in comparable-store sales and $8.3 million was attributable to stores not eligible for inclusion in the comparable-store base.

      Gross Profit. Gross profit increased $4.7 million, or 12.3%, to $42.6 million for the three-month period ended June 30, 2000 from $37.9 million for the three-month period ended June 30, 1999. Gross profit as a percentage of revenue increased to 24.4% in 2000 from 23.4% in 1999. The increase in gross profit margin was attributable to the implementation of the Company's experience-based retailing strategies and increased sales of products, such as finance and insurance contracts, that historically result in higher gross profits.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $1.6 million, or 7.0%, to $24.9 million for the three-month period ended June 30, 2000 from $23.3 million for the three-month period ended June 30, 1999. Selling, general, and administrative expenses as a percentage of revenue decreased to 14.3% in 2000 from 14.4% in 1999. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to the Company's ability to better leverage its infrastructure.

      Interest Expense, Net. Interest expense, net increased approximately $421,000 or 70.4%, to approximately $1.0 million in 2000 from approximately $598,000 in 1999. Interest expense, net as a percentage of revenue increased to 0.6% in 2000 from 0.4% in 1999. The increase resulted primarily from generally higher interest rates in fiscal 2000 and an increased level of debt associated with the Company's current inventory and working capital needs.

Nine-Month Period Ended June 30, 2000 Compared to Nine-Month Period Ended June 30,1999:

      Revenue. Revenue increased $98.9 million, or 30.5%, to $423.3 million for the nine-month period ended June 30, 2000 from $324.4 million for the nine-month period ended June 30, 1999. Of this increase, $88.5 million was attributable to 28% growth in comparable-store sales and $10.4 million was attributable to stores not eligible for inclusion in the comparable-store base. A significant portion of the increase in comparable-store sales for the nine-month period ended June 30, 2000 resulted from the October 1998 addition of the Hatteras product line in certain stores, which has resulted in higher revenue in comparable stores. Excluding the Hatteras product line, the Company's comparable-store sales increase approximated 16% for the nine-month period ended June 30, 2000. This increase resulted primarily from the Company's retailing strategies, which focus on customer service, more effective utilization of the prospective customer tracking feature of the integrated computer system, and increased access to all MarineMax store inventories, which assists the Company's retail locations in offering the products that customers desire.

      Gross Profit. Gross profit increased $19.1 million, or 24.8%, to $96.1 million for the nine-month period ended June 30, 2000 from $77.0 million for the nine-month period ended June 30, 1999. Gross profit margin as a percentage of revenue decreased to 22.7% in 2000 from 23.8% in 1999. The decrease in gross profit margin was attributable to an increase in sales of sport yachts and yachts, including Hatteras products, which historically yield lower gross profits per unit.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $12.1 million, or 21.2%, to $69.1 million for the nine-month period ended June 30, 2000 from $57.0 million for the nine-month period ended June 30, 1999. Selling, general, and administrative expenses as a percentage of revenue decreased to 16.3% in 2000 from 17.6% in 1999. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to the Company's ability to better leverage its infrastructure, including leverage associated with an increase in its Hatteras business.


      Interest Expense, Net. Interest expense, net increased approximately $2.2 million, or 162.2%, to $3.6 million in 2000 from $1.4 million in 1999. Interest expense, net as a percentage of revenue increased to 0.8% in 2000 from 0.4% in 1999. The increase resulted primarily from generally higher interest rates in fiscal 2000 and an increased level of debt associated with the Company's current inventory and working capital needs.


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

      At June 30, 2000, the Company's indebtedness totaled approximately $103.6 million, of which approximately $6.6 million was associated with the Company's real estate holdings and the remaining $97.0 million was associated with financing the Company's inventory and working capital needs.

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

      During the nine-month period ended June 30, 2000, the Company acquired two recreational boat dealers. In connection with these acquisitions, the Company paid an aggregate of approximately $4.8 million in cash, resulting in the recognition of an aggregate of $5.4 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

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


                                          MARINEMAX INC.

August 3, 2000                            By: /s/ Michael H. McLamb
                                              ---------------------------------
                                              Michael H. McLamb
                                              Chief Financial Officer, Vice
                                              President, Secretary and
                                              Treasurer

                                 EXHIBIT INDEX


           27.1  Financial Data Schedule