Form 10-K
period 2000-09-30
MARINEMAX INC
filed 2000-12-27
CIK 1057060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X             No
    ______           ______


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (8,175,137 shares) based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange on December 20, 2000, was $39,853,793. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of December 20, 2000, there were outstanding 15,264,038 shares of registrant's Common Stock, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                 MARINEMAX, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                     PART I

                                                                                                    PAGE
ITEM 1.  BUSINESS ..............................................................................      1
ITEM 2.  PROPERTIES ............................................................................     26
ITEM 3.  LEGAL PROCEEDINGS .....................................................................     28
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................     28

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............     29
ITEM 6.  SELECTED FINANCIAL DATA ...............................................................     30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS     31
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................     35
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................................     35
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..     35

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................................     36
ITEM 11. EXECUTIVE COMPENSATION ................................................................     36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........................     36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................     36

                                PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ......................     36

SIGNATURES .....................................................................................     38
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .....................................................     F-1

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

THE COMPANY


         We are the largest recreational boat dealer in the United States. Through 52 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

         We are the nation's largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation is the world's largest manufacturer of recreational boats, including Sea Ray and Boston Whaler. Sales of new Brunswick boats accounted for 82% of our new boat sales in fiscal 2000, which we believe represented approximately 30% of all new Sea Ray boat sales and approximately 8% of all Brunswick marine product sales during that period. Each of our principal operating subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

         In October 1998, we formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), and entered into a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet.

         We commenced operations as a combined company as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers and have acquired 11 additional previously independent recreational boat dealers and two boat brokerage operations since that time. We are capitalizing on the experience and success of each of the acquired dealers in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. While the average new boat retailer generates less than $3.0 million in annual sales, our retail locations, which operated at least 12 months, averaged $14 million in annual sales in fiscal 2000. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2000 was approximately $73,000 compared to the estimated industry average selling price of approximately $21,000. For the fiscal year ended September 30, 2000, we had revenue of approximately $550 million, operating income of approximately $39.1 million, and net income of approximately $21.4 million. Our same-store sales increased by approximately 20% in fiscal 2000 and have increased an average of 19% for the last five years.

         We are adopting the best practices of our acquired dealers as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, two years of free maintenance on many models, which we call "MarineMax Care," MarineMax Value-Price sales approach, prime retail locations, extensive facilities, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

         The recreational boating industry generated approximately $23.0 billion in retail sales in calendar 1999, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, and trailers, and accessories accounted for approximately $10.3 billion of these sales in 1999. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small retailers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers, particularly during a period of stagnant industry growth. We also believe that many dealers lack an exit strategy for their owners.

         We maintain our executive offices at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to "MarineMax" mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the "Company," "we," "us," and "our" mean, as a combined company, MarineMax, Inc. and the 11 recreational boat dealers and two brokerage operations acquired to date (the "operating subsidiaries" or the "acquired dealers").

STRATEGY

         Our goal is to enhance our position as the nation's leading retailer of recreational boats. Key elements of our operating and growth strategies include the following:

         - emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process, two years of free maintenance on many models, superior service, and premier facilities;

         - implementing the "best practices" of each of our acquired dealers as appropriate throughout our dealerships;

         - achieving operating efficiencies and synergies among our dealerships to enhance internal growth and profitability;

         -        emphasizing employee training;

         - opening additional retail facilities in our existing and new territories;

         - offering additional product lines and services throughout our dealerships;

         - pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and improving their performance and profitability through the implementation of our operating strategies;

         -        expanding our Internet retail operations and marketing;

         - promoting national brand name recognition and our North-South connection;

         - operating with a decentralized approach to the operational management of our dealerships; and

         -        utilizing technology throughout operations.

DEVELOPMENT OF THE COMPANY; ACQUISITIONS

         MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. We acquired a sixth recreational boat dealer on April 30, 1998. Since our initial public offering in June 1998, we have acquired 10 additional recreational boat dealers and two boat brokerage operations.

         Each of our acquired dealers is continuing its operations as a wholly owned operating subsidiary of our company. The following table sets forth information regarding the acquired dealers and the retail locations, or dealerships, they operate.

ACQUIRED DEALERS                    ACQUISITION DATE                        BUSINESS
----------------                    -----------------                        --------
Bassett Boat Company of Florida         March 1998                Operates five retail locations in Miami, Miami
                                                                  Beach, Palm Beach, Pompano Beach, and Stuart,
                                                                   Florida
Louis DelHomme Marine                   March 1998                Operates seven retail locations in Lewisville
                                                                  (Dallas), League City, and Houston, Texas
Gulfwind USA, Inc.                      March 1998                Operates two retail locations in Clearwater and
                                                                    Tampa, Florida
Gulfwind South, Inc.                    March 1998                Operates two retail locations in Fort Myers and
                                                                    Naples, Florida



ACQUIRED DEALERS                               ACQUISITION DATE                                BUSINESS
----------------                               -----------------                                --------
Harrison's Boat Center, Inc. and Harrison's         March 1998            Operates six retail locations in Oakland, Santa
   Marine Centers of Arizona, Inc.                                        Rosa, and Sacramento, California, and Tempe,
                                                                          Arizona
Stovall Marine, Inc.                                April 1998            Operates three retail locations in Kennesaw
                                                                          (Atlanta), Forest Park (Atlanta), and Lake Lanier,
                                                                          Georgia
Cochran's Marine, Inc. and C & N Marine              July 1998            Operates six retail locations in Rogers, Walker,
   Corporation                                                            Oakdale, and Woodbury, Minnesota
Sea Ray of North Carolina, Inc.                      July 1998            Operates two retail locations in Wrightsville
                                                                          Beach, North Carolina and Myrtle Beach, South
                                                                          Carolina
Brevard Boat Company                            September 1998            Operates one retail location in Cocoa, Florida

Sea Ray of Las Vegas                            September 1998            Operates one retail location in Las Vegas, Nevada

Treasure Cove Marina, Inc.                      September 1998            Operates four retail locations in Cleveland
                                                                          (Flats), Port Clinton, and Toledo, Ohio
Woods & Oviatt, Inc.                              October 1998            Operates one yacht brokerage operation
                                                                          headquartered in Ft. Lauderdale, Florida
Boating World                                    February 1999            Operates one retail location in Arlington, Texas

Merit Marine, Inc.                                  March 1999            Operates three retail locations in Brant Beach,
                                                                          Ship Bottom, and Somers Point, New Jersey
Suburban Boatworks, Inc.                            April 1999            Operates two retail locations in Bear, Delaware
                                                                          and Brick, New Jersey
Hansen Marine, Inc.                                August 1999            Operates one combined yacht brokerage and retail
                                                                          sales operation headquartered in Jacksonville,
                                                                          Florida
Duce Marine, Inc.                                December 1999            Operates one retail location in Salt Lake City,
                                                                          Utah
Clark's Landing, Inc. (selected New                 April 2000            Operates four retail locations in Delran,
    Jersey locations/operations)                                          Greenbrook, Jersey City, and Lake Hopatcong, New
                                                                          Jersey

         In October 1998, we received the Hatteras Yachts dealership for the state of Florida, excluding certain portions of the Florida Panhandle, and became the U.S. distributor for Hatteras products over 82 feet.

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

                                    BUSINESS

GENERAL

         We are the largest recreational boat dealer in the United States. Through 52 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

         We are the nation's largest retailer of Sea Ray, Boston Whaler, and other boats manufactured by Brunswick, which is the world's largest manufacturer of recreational boats. Sales of new Brunswick boats accounted for 82% of our new boat sales in fiscal 2000, which we believe represented approximately 30% of all new Sea Ray boat sales and approximately 8% of all Brunswick marine product sales during that period. Each of our principal operating subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products.

U.S. RECREATIONAL BOATING INDUSTRY

         We believe that total U.S. recreational boating sales generated $23.0 billion in revenue in calendar 1999, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. We believe that retail sales of new boats, engines, trailers, and accessories accounted for approximately $10.3 billion of such sales in 1999. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. We believe this decline can be attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail recreational boating sales have increased each year thereafter.

         Sales in the recreational boat industry are impacted significantly by other recreational opportunities; economic factors, including general economic conditions, consumer income and wealth levels, tax law changes, and fuel prices; and demographics. The share of recreational dollars that U.S. consumers spend on boating declined from 3.1% in 1988, the boating industry's peak year, to 2.0% in 1996. We believe that the decline in boating is attributable to poor customer service throughout the industry, lack of boater education, and the perception that boating is time consuming, costly, and difficult.

         Most of our consumers are in the 35 to 54 age group. Although this age group accounts for 36% of the U.S. population over age 16, they account for over 50% of discretionary income and represent the fastest growing segment of the U.S. population.

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

STRATEGY

         Our goal is to enhance our position as the nation's leading operator of recreational boat dealerships. Key elements of our strategies include the following:

         Emphasizing Customer Satisfaction and Loyalty. We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process. We further enhance and simplify the purchase process by offering financing and insurance at our retail locations with competitive terms and streamlined turnaround. We offer the customer a thorough in-water orientation of boat operation, where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer's entire family. We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer's wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

         Implementing Best Practices. We are implementing the "best practices" of each of our acquired dealers as appropriate throughout our dealerships. As an example, we have implemented the MarineMax Value-Price sales approach at each of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer's suggested retail price, without further price negotiation, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we are adopting, where beneficial, the best practices of each acquired dealer in terms of location design and layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

         Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of each of our retail locations to offer complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer's boat location, and giving access to a larger inventory, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

         Emphasizing Employee Training. To promote continued internal growth, we devote substantial efforts to train our employees to understand our core retail philosophies which focus on making the purchase of a boat and its subsequent use as hassle free and enjoyable as possible. In 1999, we developed our Clearwater, Florida-based MarineMax University, or "MMU," to teach our retail philosophies to existing employees and employees added through acquisitions. MMU is a modularized and instructor led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

         Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities and have opened 14 new retail facilities since our acquisition of the five original acquired dealers in March 1998. We also plan to reach new customers by expanding various innovative retail formats developed by the operating subsidiaries, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed 8 retail locations.

         Offering Additional Product Lines and Services. We plan to offer throughout our existing and acquired dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. For example, we added Baja, Sea Hunt, and Sea Pro product lines in fiscal 1996; Boston Whaler product lines in fiscal 1997; Hattaras, Supra, and Azimut product lines in fiscal 1999; and Sport-Craft product lines in fiscal 2000. In addition, we plan to increase our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to offer enhanced financing and insurance packages and programs designed to better serve customers and thereby increase sales and improve profitability.

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

         Utilization of the Internet. Our web initiative, MarineMax.com, provides customers with the ability to learn more about our company and our products. It has led to the direct sales of multiple new and used boats, yielding revenue exceeding $15.0 million, since its initial date of promotion in April 1999. We are enhancing our web presence and related marketing. We have a one-year agreement with Bid.com, a leading internet based auction provider, to facilitate the auction of used boats on our website. This initiative is the first known auction format to focus on boats in the marine industry. We also plan to expand our ability to offer financing and insurance products on our website and enhance the marketing of our website.

         Promoting Brand Name Recognition and North-South Connection. We are promoting our brand name recognition to take advantage of our status as the nation's only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. As a result, our signage emphasizes the MarineMax name at each of our locations, and we have increased our national advertising in various print and other media.

         Operating with Decentralized Management. We maintain a generally decentralized approach to the operational management of our dealerships. The decentralized management approach takes advantage of the extensive experience of local managers, enabling them to implement policies and make decisions, including the appropriate product mix, based on the needs of the local market. Local management authority also fosters responsive customer service and promotes long-term community and customer relationships. In addition, the centralization of certain administrative functions at the corporate level enhances the ability of local managers to focus their efforts on day-to-day dealership operations and the customers.

         Utilizing Technology Throughout Operations. We believe that our management information system, which currently is being utilized by each operating subsidiary and was developed over the past nine years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages. In fiscal 2000, we deployed a web-based tool that allows our managers to access essentially all financial and operational data from anywhere at anytime. This tool has increased the efficiency of our managers and we expect it to lead to greater operating improvements.

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

New Boat Sales

         We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats and Boston Whaler offshore fishing boats. In fiscal 2000, approximately 82% of new boats sold by us were manufactured by Brunswick. We believe that we accounted for approximately 30% of Sea Ray's U.S. marine product sales and 8% of all of Brunswick's marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers. During fiscal 2000, new boat sales accounted for approximately 73% of our revenue.

         We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2000 average new boat sales price of approximately $73,000 compared to our estimated industry average selling price of approximately $21,000. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as yachts and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

         The following table is illustrative of the range of new boats that we offer but is not all inclusive:

                                                                                              MANUFACTURER SUGGESTED
                                                            NUMBER                                   RETAIL PRICE
PRODUCT LINE AND TRADE NAME                               OF MODELS       OVERALL LENGTH              RANGE
---------------------------                               ---------       --------------              -----
MOTOR YACHTS AND CONVERTIBLES
   Hatteras Motor Yachts...........................           10            63' to 100'+       $1,000,000 to $8,000,000+
   Hatteras Convertibles...........................            8             50' to 90'          1,000,000 to 6,000,000+
PLEASURE BOATS
   Sea Ray Yachts..................................            7             51' to 68'            950,000 to 3,100,000
   Sea Ray Sport Yachts............................            9             38' to 48'              360,000 to 950,000
   Sea Ray Sport Cruisers..........................            9             26' to 34'               65,000 to 230,000
   Sea Ray Sport Boats.............................           15             18' to 26'                18,000 to 81,500
FISHING BOATS
   Boston Whaler...................................           17             12' to 34'                5,000 to 360,000
   Sea Pro.........................................           24             17' to 26'                11,000 to 67,500
   Sea Hunt........................................           10             17' to 21'                14,000 to 23,000
HIGH-PERFORMANCE BOATS
   Baja Marine.....................................           19             18' to 44'               22,000 to 280,000

         Motor Yachts and Convertibles. Hatteras Yachts is one of the world's premier yacht builders. The Hatteras fleet is one of the most extensive serving the luxury megayacht segment of the market, with configurations for cruising and sport fishing. All Hatteras models include state-of-the-art designs with live-aboard luxury. The motor yacht series, ranging from 63 feet to over 100 feet, offers a flybridge with extensive guest seating, covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space, an elegant salon, and up to four staterooms for accommodations. The convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. Ranging from 50 feet to 90 feet, Hatteras convertibles feature interiors that offer luxurious salon/galley arrangements, up to four staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

         Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and up to three staterooms. The sport yachts and yachts come in a variety of configurations, including aft cabin, bridge cockpit, and express cruiser models, to suit each customer's particular recreational boating style. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray's sport yacht and yacht models. All Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, insulated in-floor fish boxes, fight chairs, rod holders, and bait prep and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines.

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

Used Boat Sales

         We offer used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. Approximately 58% of the used boats we sold in fiscal 2000 were Brunswick models.

         Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to increase our used boat business as a result of the increased availability of quality used boats generated from our acquisition of used boats in our expanding sales efforts, the increasing number of used boats that are well-maintained through our boat maintenance plans, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our Woods & Oviatt and Hansen Marine yacht brokerage operations. Additionally, substantially all of our used boat inventory has been posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts. We recently entered into an agreement with Bid.com International Inc. under which we will sell used boats on our website using Bid.com's top-bid auction-format technology. Under the arrangement, we plan to conduct regularly scheduled on-line auction events.

         In 1998, we introduced at our retail locations the Sea Ray Legacy(TM) warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection and provides protection against failure of most mechanical parts for up to three years. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, will enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

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

         We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care and service products (primarily Mercury Marine's Quicksilver line); Kiekhaefer high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and wakeboards. We also offer novelty items, such as shirts, caps, and floormats bearing the manufacturers or dealer's logo.

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

         Our MarineMax Care Program provides for hassle-free boating by covering certain of the manufacturer's scheduled maintenance for up to two years. Our dealerships generally include the MarineMax Care Program as part of the MarineMax Value-Price of the boat on many models. Our technicians provide maintenance on a regularly scheduled basis at either our retail locations or dockside, thereby encouraging preventative maintenance.

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

F&I Products

         At each of our retail locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and insurance coverage, including credit-life, accident/ disability coverage, and boat property and casualty coverage (collectively, "F&I products"). During fiscal 2000, F&I products accounted for approximately 2.4% of our revenue. We believe that our customers' ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a "same- day" basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

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

         We also offer extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge above a deductible. While we sell all new boats with the boat manufacturer's standard hull warranty of generally five years and standard engine warranty of generally one year, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer's warranty. Generally, we receive a fee, often up to 50% of the premium, for arranging an extended service contract. We manage the service obligations that we sell and provide the parts and service (or pay the cost of others that may provide such parts and services) for claims made under the contracts. Most required services under the contracts are provided by us and paid for by the third party contract holder.

Brokerage Services

         Through employees or subsidiaries that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the "BUC" system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers' brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.

         Our brokerage customers generally receive the same high level of customer service as our new and used boat customers. Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat. Our maintenance and repair services, including mobile service, also is generally available to our brokerage customers. The purchaser of a Sea Ray boat brokered through us also can take advantage of MarineMax Getaways! weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. We believe that the array of services we offer are unique in the brokerage business.

RETAIL LOCATIONS

         We sell our recreational boats and other marine products and offer our related boat services through 52 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry's largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

         Many of our retail locations are waterfront properties on some of the nation's most popular boating locations, including the Delta Basin in northern California; the Intracoastal Waterway, the Atlantic Ocean, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; and Clear Lake, Lake Canroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give the customer immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

         We plan to reach new customers by expanding in new locations through various innovative retail formats, such as mall stores and floating retail facilities. Located in a shopping mall and utilizing a wooden dock set in a seaside scene to "anchor" seven to 10 new boat models offered by us, our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating to the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display new and used boats in areas of high boating activity. We currently have one mall store and three floating retail facilities. See "Properties."

OPERATIONS

Dealership Operations and Management

         We have adopted a generally decentralized approach to the operational management of our dealerships. While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations. Each retail location is managed by a store manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a district manager, who generally has responsibility for the retail locations within a specified geographic region. Typically, each retail location also has a staff consisting of a sales manager, an F&I manager, a parts and service manager, sales representatives, maintenance and repair technicians, and various support personnel.

         We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or "MMU," which provides training for employees in all aspects of our operations. Extensive training sessions are held periodically throughout the year covering a variety of topics. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

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

         Each retail location offers the customer the opportunity to evaluate a large variety of new and used boats in a comfortable and convenient setting. Our full-service retail locations facilitate a turn-key purchasing process that includes attractive lender financing packages, extended service agreements, and insurance. Many of our retail locations are located on waterfronts and marinas, which attract boating enthusiasts and enable customers to operate various boats prior to making a purchase decision.

         We sell our boats at posted value prices that generally represent a discount from the manufacturer's suggested retail price, including two years of free maintenance on many models. The MarineMax Value-Price sales approach focuses on customer service by eliminating customer anxiety associated with price negotiation and the ongoing hassles of maintaining the boat.

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

         We purchase new boats and other marine products primarily from Sea Ray (Brunswick), Hatteras (Genmar), SeaPro, Sea Hunt, and Sport-Craft Boats. We are the largest volume purchaser of Brunswick's Sea Ray boats, which we believe represented approximately 30% of all new Sea Ray boat sales during our 2000 fiscal year. In fiscal 2000, approximately 82% of our new boat sales were from Brunswick and approximately 12% of our new boat sales were from Hatteras Yachts. No other manufacturer accounted for a significant portion of our net purchases in fiscal 2000. Brunswick has entered into a 10-year dealer agreement with each of our principal operating subsidiaries covering Sea Ray products. See "Business
- Dealer Agreements With Brunswick."

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

Inventory Financing

         Marine manufacturers customarily provide interest assistance programs to retailers. The interest assistance varies by manufacturer and may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. We believe that our financing arrangements with manufacturers are standard within the industry. As of September 30, 2000, we owed an aggregate of approximately $72.1 million under our revolving lines of credit. As of September 30, 2000, the lines of credit provided us with a maximum borrowing capacity of $235 million. Advances on the lines accrued interest at a weighted average rate of 8% as of September 30, 2000. The lines of credit mature in April 2001 through December 2002.

The availability of loan advances from time to time is based upon the value of new and used boat inventories, parts, and accounts receivable of our direct and indirect subsidiaries. Advances may be used for acquisition of inventories, working capital, and other purposes satisfactory to the lenders.

Management Information System

         We believe that our management information system, which currently is being utilized by each of our operating subsidiaries and was developed by certain of the acquired dealers over the past nine years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables us to monitor each dealership's operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers' boats. Company representatives also utilize the system to assist in arranging financing and insurance packages.

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

         Each Dealer Agreement has an initial term of 10 years. Each Dealer Agreement, however, may be terminated (a) by Sea Ray if the dealer fails or refuses to place a minimum stocking order of the next model year's products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer's lenders; (b) by Sea Ray or the dealer where good cause exists (including the material breach, default, or noncompliance with any material term, provision, warranty, or obligation under the agreement) and has not been cured within 60 days of prior written notice of the claimed deficiency or at the end of the 60-day period without the opportunity to cure where the cause constitutes bad faith; (c) by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other; (d) by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray; (e) by Sea Ray upon at least 10 days' prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith; (f) by Sea Ray if a majority of our Board of Directors does not consist of specified senior executives and Other Designated Members (as defined in the Stockholders' Agreement); or (g) upon the mutual consent of the dealer and Sea Ray.

EMPLOYEES

         As of September 30, 2000, we had 998 employees, 965 of whom were in store-level operations and 33 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

TRADEMARKS AND SERVICE MARKS

         We have trade name and trademark applications pending with the U.S. Patent and Trademark Office for various names, including "MarineMax," "MarineMax Getaways," "MarineMax Care," "Value-Price," "Delivering the Dream," and "MarineMax and Design." There can be no assurance that any of these applications will be granted.

SEASONALITY AND WEATHER CONDITIONS

         Our business, as well as the entire recreational boating industry, is highly seasonal. Over the three-year period ended September 30, 2000, the average net sales for the quarters ended December 31, March 31, June 30, and September 30 represented 17%, 23%, 34%, and 26%, respectively, of our average annual net sales. With the exception of Florida, our geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows, and continue through July.

         Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

         The EPA has various air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

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

                               EXECUTIVE OFFICERS

         The following table sets forth information concerning each of our executive officers:

NAME                                     AGE     POSITION
----                                     ---     --------
William H. McGill Jr. ...........        56      Chairman of the Board, Chief Executive Officer, and
                                                 Director
Richard R. Bassett...............        47      President and Director
David L. Cochran.................        54      Senior Vice President, Chief Operating Officer
Michael H. McLamb................        35      Vice President, Chief Financial Officer, Secretary, and Treasurer
Paul Graham Stovall..............        62      Senior Vice President and Director
David H. Pretasky................        51      Senior Vice President

         William H. McGill Jr. has served as the Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998. Mr. McGill served as the President of our company from January 1988 until September 8, 2000. Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of the operating subsidiaries, from 1973 until its merger with us.

         Richard R. Bassett has served as President of our company since September 8, 2000 and a director of our company since March 6, 1998. Mr. Bassett served as Executive Vice President of our company from October 1, 1998 until September 8, 2000 and as Senior Vice President of our company from March 6, 1998 until October 1, 1998. Mr. Bassett was the owner and president of Bassett Boat Company of Florida, one of the operating subsidiaries, from 1979 until its merger with us.

         David L. Cochran has served as a Senior Vice President of our company since October 1, 1998 and as Chief Operating Officer of our company since September 8, 2000. Mr. Cochran was a principal owner and president of Cochran's Marine, Inc. and C&N Marine, Inc. (together "Cochran's"), one of the operating subsidiaries, from 1977 until its merger with us.

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

         David H. Pretasky has served as Senior Vice President of our company since October 1, 1998. Mr. Pretasky was a principal owner and president of SeaRay of Wilmington, Inc. (f/k/a Skipper Buds of North Carolina, Inc.), one of the operating subsidiaries, from 1996 until its merger with us. Prior to 1996, Mr. Pretasky was a member of management and principal in a large multi-state marine retailer.

                             SPECIAL CONSIDERATIONS

WE MUST INTEGRATE THE OPERATIONS OF THE DEALERS WE RECENTLY ACQUIRED.

         MarineMax was founded in January 1998. On March 1, 1998, MarineMax acquired five independent recreational boat dealers that operated under their principal owners for an average of more than 21 years. MarineMax itself, however, conducted no operations and generated no sales or revenue until its acquisition of the five dealers on March 1, 1998. Since March 1, 1998, we have acquired 11 additional recreational boat dealers and two boat brokerage operations. The acquired dealers operated independently prior to their acquisition by us. The consolidated financial results of MarineMax cover periods when MarineMax and the acquired dealers were not under common management or control and are not necessarily indicative of the results that would have been achieved if MarineMax and the acquired dealers had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

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

WE RELY ON BRUNSWICK AND OTHER KEY MANUFACTURERS.

         Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick's Sea Ray boat lines. Approximately 82% of our new boat revenue in fiscal 2000 resulted from sales of products manufactured by Brunswick, including 79% from Brunswick's Sea Ray division. Approximately 12% of our new boat revenue in fiscal 2000 resulted from sales of products manufactured by Hatteras Yachts. The remainder of our fiscal 2000 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for a significant portion of our revenue. Any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of our manufacturers, particularly Brunswick's Sea Ray division given our reliance on Sea Ray, would have a substantial impact on our business.

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

         Through our principal operating subsidiaries, we maintain dealer agreements with Brunswick covering Sea Ray products. Each dealer agreement has a 10-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers. These terms are subject to

- the dealer meeting all the requirements and conditions of Sea Ray's applicable programs, and


- the right of Brunswick in good faith to charge lesser prices to other dealers

-        to meet existing competitive circumstances,

-        for unusual and non-ordinary business circumstances, or

-        for limited duration promotional programs.

The agreements do not give us the exclusive right to sell Sea Ray product lines within any particular territory or restrict us from selling competing products.

         As is typical in the industry, we deal with our manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion. Any change or termination of these arrangements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect our business, financial condition, and results of operations. In addition, the timing, structure, and amount of manufacturer sales incentives and rebates could impact the timing and profitability of our sales.

GENERAL ECONOMIC CONDITIONS, DISCRETIONARY CONSUMER SPENDING, AND CHANGES IN TAX LAWS AFFECT OUR BUSINESS.

         Our operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, and stock market performance also could influence consumers' decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

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

         We may issue common or preferred stock and incur substantial indebtedness in making future acquisitions. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

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

BOAT MANUFACTURERS EXERCISE SUBSTANTIAL CONTROL OVER OUR BUSINESS.

         We depend on our dealer agreements. Through dealer agreements, boat manufacturers, including Brunswick, exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership. The continuation of our dealer agreements with most manufacturers, including Brunswick, depends upon, among other things, our achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences including the following:

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

         Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial and operational covenants and other restrictions with which we must comply, including limitations on capital expenditures and the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

         Our current credit facilities provide for borrowings of up to approximately $235 million, subject to a borrowing base formula. We believe these credit facilities will be sufficient for our currently anticipated needs and reflect competitive terms and conditions. We have pledged certain of our assets, principally boat inventories, to secure our credit facilities. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

OUR INTERNAL GROWTH AND OPERATING STRATEGIES INVOLVE RISK.

         In addition to pursuing growth by acquiring boat dealers, we intend to continue to pursue a strategy of growth through opening new retail locations and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

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

         - our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing dealers; and

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

         As a result of these growth strategies, we expect that management will expend significant time and effort in opening and acquiring new retail locations and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support our expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

         Our planned growth also will impose significant added responsibilities on members of senior management and require us to identify, recruit, and integrate additional senior level managers. We may not be able to identify, hire, or train suitable additions to management.

SEASONALITY AND WEATHER CONDITIONS IMPACT OUR OPERATIONS.

         Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. During the three-year period ended September 30, 2000, the average net sales for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 17%, 23%, 34%, and 26%, respectively, of our average annual net sales. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

WE DEPEND ON INCOME FROM FINANCING, INSURANCE, AND EXTENDED SERVICE CONTRACTS.

         A portion of our income results from referral fees derived from the placement of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2000, F&I products accounted for approximately 2.4% of our revenue.

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

         The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have an adverse effect on our business, financial condition, and results of operations.

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

WE MUST AMORTIZE INTANGIBLE ASSETS.

         We are required to amortize the goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduces our net income for that period. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets for purposes of our balance sheet. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of our common stock. As of September 30, 2000, our acquisitions that have been accounted for as purchases have resulted in goodwill of approximately $40.2 million, which we are amortizing over a period of 40 years. An impairment in the goodwill or regulatory action that limits the life of goodwill may materially and adversely affect the financial position of our company.

CONFLICTS EXIST RELATING TO TRANSACTIONS WITH AFFILIATES.

         We have various arrangements that may involve conflicts of interest. We lease two retail locations from an irrevocable trust of which relatives of Louis
R. DelHomme Jr., a principal stockholder of our company, are the beneficiaries; a retail location from David H. Pretasky, an executive officer of our company; and four retail locations from partnerships in which Paul Graham Stovall, a director and executive officer of our company, is an owner. These arrangements were negotiated in conjunction with the acquisition of their respective companies. During fiscal 2000, we purchased from Mr. Bassett, a director and executive officer of our company, land for the purpose of constructing a retail sales operation. We paid Mr. Bassett $3.0 million for the property, which was equal to the appraised fair market value of the property. The interests of directors or officers of our company or holders of more than 5% of our common stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of these persons in their capacities with our company.

DIRECTORS, OFFICERS, AND CERTAIN OTHER STOCKHOLDERS OWN A SIGNIFICANT PORTION OF OUR STOCK.

         Our directors and executive officers and persons associated with them own beneficially a total of approximately 39.6% of the issued and outstanding shares of our common stock, exclusive of options to acquire 519,665 additional shares of our common stock. As a result of this ownership, these persons have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

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

A SUBSTANTIAL NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE.

         As of September 30, 2000, there were outstanding 15,221,780 shares of our common stock. Of these shares, 3,042,613 were freely tradable without restriction or further registration under the securities laws, unless held by an "affiliate" of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below. All of the 12,221,425 remaining outstanding shares of common stock were issued in connection with the acquisition of the acquired dealers and will be available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

         As of September 30, 2000, we had issued options to purchase approximately 2,273,539 shares of common stock under our 1998 incentive stock plan and 109,639 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

         We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner. The senior executives of the five original acquired dealers and Stovall Marine, Inc. were exempted from the application of Section 203.

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

ITEM 2.  PROPERTIES

         We lease our corporate offices in Clearwater, Florida and additional administrative, and warehouse facilities in Texas. We also lease 37 of our retail locations under leases that generally contain multi-year renewal options and often grant us a first right of refusal to purchase the property at fair value. In all such cases, we pay a fixed rent at market rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 15 other retail locations.

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
   CALIFORNIA
   Oakland................      Third-party       17,700           Retail and service; 20 wet      1985         Alameda Estuary
                                lease                              slips                                        (San Francisco Bay)
   Santa Rosa.............      Third-party        8,100           Retail and service              1990          --
                                lease
   Sacramento.............      Company owned     24,800           Retail and service              1995          --
   Sacramento (River Bend)
     (floating facility)..      Third-party          500           Retail and service; 20 wet      1998         Sacramento River
                                lease                              slips
    Tower Park (near San
     Francisco)...........      Third-party          400           Retail only                     1999         Sacramento River
                                lease
   DELAWARE
   Bear...................      Third-party                        Retail and service; 15 wet
                                lease              5,000           slips                           1995         Chesapeake Bay

   FLORIDA
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

   Pompano Beach..........      Company owned     23,000           Retail and service; 16 wet      1990         Intracoastal
                                                                   slips                                        Waterway

   Stuart(2)..............      Company owned      6,700           Retail and service; 60 wet      1994         Intracoastal
                                                                   slips                                        Waterway

   Tampa..................      Company owned     13,100           Retail and service              1995          --
   GEORGIA
   Forest Park (Atlanta)..      Affiliate         47,300           Retail and service              1973          --
                                lease
   Kennesaw (Atlanta).....      Affiliate         12,000           Retail and service              1996          --
                                lease
   Lake Lanier............      Affiliate          3,000           Retail and service; 50 wet      1981         Lake Lanier
                                lease                              slips
   MINNESOTA
   Bay Port...............      Third-party          450           Retail only; 10 wet slips       1996         St. Croix River
                                lease
   Brainerd (mall store)..      Third-party        8,500           Retail only                     2000          --
                                lease
   Rogers.................      Company owned     70,000           Retail, service, and            1991          --
                                                                   storage
   Walker.................      Company owned     76,400           Retail, service, and            1989          --
                                                                   storage
   Walker.................      Company owned      6,800           Retail and service; 93 wet      1977         Leech Lake
                                                                   slips
   Woodbury...............      Third-party       13,392           Retail and service              1997          --
                                lease
   NEVADA
   Las Vegas..............      Company owned     21,600           Retail and service              1990          --
   NEW JERSEY
   Brick..................      Company owned     20,000           Retail and service; 225         1977         Manasquan River
                                                                   wet slips
   Brant Beach............      Third-party        3,800           Retail and service; 36 wet      1965         Barnegat Bay
                                lease                              slips
   Delran.................      Third-party        5,100           Retail, service, and            1990         Delaware River
                                lease                              storage; 335 slips
   Greenbrook.............      Third-party       18,500           Retail and service              1995          --
                                lease
   Jersey City............      Third-party          500           Retail only; 6 wet slips        2000         Hudson River
                                lease
   Lake Hopatcong.........      Third-party        4,600           Retail and service; 80 wet      1998         Lake Hopatcong
                                lease                              slips
   Ship Bottom............      Third-party       19,300           Retail and service              1972          --
                                lease
   Somers Point...........      Third-party       31,000           Retail and service; 33 wet      1987         Little Egg Harbor
                                lease                              slips                                        Bay
   NORTH CAROLINA
   Wrightsville Beach.....      Affiliate         34,523           Retail, service, and            1996         Intracoastal
                                lease                              storage                                      Waterway
   OHIO
   Cleveland (Flats)......      Third-party       19,000           Retail and service              1999         Lake Erie
                                lease
   Port Clinton...........      Affiliate         63,700           Retail, service, and            1974         Lake Erie
                                lease                              storage; 155 wet slips
   Port Clinton...........      Affiliate         93,250           Retail, service, and            1997         Lake Erie
                                lease                              storage
   Toledo.................      Affiliate         12,240           Retail and service              1989          --
                                lease
   SOUTH CAROLINA
   Myrtle Beach...........      Third-party          500           Retail only                     1999
                                lease                                                                           Coquina Harbor
   TEXAS
   Arlington..............      Third-party       21,000           Retail and service              1999          --
                                lease
   Houston................      Affiliate         10,000           Retail only(3)                  1987          --
                                lease
   Houston................      Affiliate         10,000           Retail only(3)                  1981          --
                                lease
   Houston................      Third-party       10,000           Service only                    1999          --
                                lease
   League City (floating
     facility)(4).........      Third-party          800           Retail and service; 30 wet      1988         Clear Lake
                                lease                              slips
   Lewisville (Dallas)....      Third-party       10,000           Retail and service              1992         Lake Lewisville
                                lease
   Lewisville (Dallas)
     (floating facility)..      Third-party          500           Retail only; 20 wet             1994         Lake Lewisville
                                lease                              slips(5)
   Montgomery (floating
     Facility)............      Third-party          600           Retail only; 10 wet slips       1995         Lake Conroe
                                lease
   UTAH
   Salt Lake City.........      Third-party       21,200           Retail and service              1975          --
                                  lease

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

                                                                              HIGH          LOW
                                                                              ----          ---
1998
   SECOND QUARTER (FROM JUNE 3, 1998)................................        $14.19        $12.38
   THIRD QUARTER.....................................................        $12.38        $ 7.56
   FOURTH QUARTER....................................................        $ 9.06        $ 7.31

                                                                              HIGH          LOW
                                                                              ----          ---
1999
   FIRST QUARTER.....................................................        $12.75        $  8.00
   SECOND QUARTER....................................................        $12.13        $ 10.63
   THIRD QUARTER.....................................................        $12.00        $  9.38
   FOURTH QUARTER....................................................        $ 9.81        $  8.50



                                                                              HIGH          LOW
                                                                              ----          ---
2000
   FIRST QUARTER.....................................................        $11.00        $9.25
   SECOND QUARTER....................................................        $ 9.94        $7.00
   THIRD QUARTER.....................................................        $ 8.13        $6.75
   FOURTH QUARTER (THROUGH DECEMBER 20, 2000)........................        $ 6.75        $4.88

         On December 20, 2000, the closing sale price of our common stock was $4.88 per share. On December 20, 2000, there were approximately 90 record holders and approximately 2,600 beneficial owners of our common stock.

 (1) Approximate market value at acquisition date used for determining purchase price allocation.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains certain financial and operating data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included elsewhere in this Report. The Balance Sheet Data as of December 31, 1996, September 30, 1997, 1998, 1999, and 2000 and the Statements of Operations Data for the fiscal year ended December 31, 1996, the nine months ended September 30, 1997, and the fiscal years ended September 30, 1998, 1999, and 2000 were derived from the Consolidated Financial Statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The Statement of Operations Data for the nine months ended September 30, 1996 has been derived from the unaudited financial statements of our company, which we believe have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the selected financial data shown. The financial data shown below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                YEAR ENDED           NINE MONTHS ENDED                 FISCAL YEAR ENDED
                                               DECEMBER 31,            SEPTEMBER 30,                     SEPTEMBER 30,
                                               ------------        ----------------------   --------------------------------------
                                                  1996               1996         1997         1998          1999         2000
                                               ------------        ---------    ---------   -----------   -----------  -----------
                                                      (In thousands, except share
                                                           and per share data)
STATEMENT OF OPERATIONS DATA:
Revenue......................................   $ 197,609          $ 156,611    $ 200,414   $   291,182   $   450,058  $   550,654
Cost of sales................................     149,948            117,514      150,479       220,364       338,403      419,080
                                                ---------          ---------    ---------   -----------   -----------  -----------
Gross profit.................................      47,661             39,097       49,935        70,818       111,655      131,574
Selling, general, and administrative
expenses.....................................      38,650             25,378       30,388        52,479        79,484       92,520
Non-recurring settlement(1)..................         --                 --           --         15,000           --           --
                                                ---------          ---------    ---------   -----------   -----------  -----------
Income from operations.......................       9,011             13,719       19,547         3,339        32,171       39,054
Interest expense, net........................       1,823              1,453        1,806         2,212         2,040        4,127
                                                ---------          ---------    ---------   -----------   -----------  -----------
Income before tax provision (benefit)........       7,188             12,266       17,741         1,127        30,131       34,927
Tax provision (benefit)......................          42                661          596         1,705        11,978       13,534
                                                ---------          ---------    ---------   -----------   -----------  -----------
Net income (loss)............................   $   7,146          $  11,605    $  17,146   $      (577)  $    18,153  $    21,393
                                                =========          =========    =========   ===========   ===========  ===========
Net income (loss) per share: Diluted (2).....                                               $     (0.05)  $      1.21  $      1.41
                                                                                            ===========   ===========  ===========
Weighted average number of shares: Diluted (2).............................................  11,027,949    14,964,727   15,204,182
                                                                                            ===========   ===========  ===========
OTHER DATA:

Number of stores(3)....................                23                 23           24            40            51           52
Sales per store(4).....................         $   7,124          $   7,027    $   8,722   $    11,269   $    12,938  $    14,056
Same-store sales growth(5).............                14%                 8%          28%           18%           18%         20%

                                                       DECEMBER 31                      SEPTEMBER 30,
                                                       -----------    --------------------------------------------------
                                                          1996          1997          1998          1999          2000
                                                       -----------    --------      --------      --------      --------
BALANCE SHEET DATA:

Working capital ..................................      $  8,560      $ 23,556      $ 29,080      $ 28,353      $ 40,853
Total assets .....................................        82,312        89,591       150,458       235,751       231,330
Long-term debt (including current portion) .......         1,438         7,414         3,692         7,520         6,280
Total stockholders' equity .......................        12,885        23,298        66,335        90,234       112,340

---------------------

(1) Consists of Brunswick settlement obligation. See "Special Considerations -- Necessity for Manufacturers' Consent to Dealer Acquisitions and Market Expansion."

(2) We have elected to present historical per share data for the fiscal years ended September 30, 1998, 1999 and 2000 only, as the per share data for the other periods is not meaningful due to changes in the historical equity structure and compensation paid to stockholder employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)      Includes only those stores open at period end.

(4) Includes only those stores open for the entire preceding 12- or nine-month period, respectively.

(5) New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

         We are the largest recreational boat retailer in the United States with fiscal 2000 revenue exceeding $550 million. Through 52 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

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

         In addition to the Pooled Companies, we have acquired 9 additional boat retailers, two yacht brokerage operations, and companies owning real estate used in the operations of certain of our subsidiaries (collectively, the "Purchased Companies"). In connection with these acquisitions, we issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $22.2 million in cash, resulting in an aggregate of $40.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in our financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of our company.

         Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion compares the fiscal year ended September 30, 2000 to the fiscal year ended September 30, 1999 and the fiscal year ended September 30, 1999 to the fiscal year ended September 30, 1998 and should be read in conjunction with our consolidated financial statements, including the related notes thereto, appearing elsewhere in this Report.

         We derive our revenue from (1) selling new and used recreational boats and related marine products; (2) arranging financing, insurance, and extended warranty products; (3) providing boat repair and maintenance services; and (4) offering boat and yacht brokerage services. Revenue from boat or related marine product sales, boat repair and maintenance services, and boat or yacht brokerage services is recognized at the time the product is delivered to the customer or the service is completed. Revenue earned by us for arranging financing, insurance, and extended warranty products is recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

         Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional labor, parts or consumables used in providing maintenance, repair, and rigging services.

         The Pooled Companies operated historically as independent, privately owned entities, and their results of operations reflect varying tax structures, including both S and C corporations, which have influenced the historical level of employee-stockholder compensation. The selling, general, and administrative expenses of the Pooled Companies include compensation to employee-stockholders totaling $4.8 million for the fiscal year ended

September 30, 1998, as a result of the varying practices regarding compensation to employee-stockholders among the Pooled Companies, the comparison of operating margins from period to period is not meaningful. Certain employee-stockholders have entered into employment agreements, reflecting reduced compensation when compared to historical levels.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

                                        FISCAL YEAR ENDED         FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                      --------------------      --------------------       ---------------------
                                         SEPTEMBER 30,             SEPTEMBER 30,               SEPTEMBER 30,
                                             1998                      1999                        2000
                                      --------------------      --------------------       ---------------------
Revenue........................       $291,182      100.0%      $450,058      100.0%       $550,654       100.0%
Cost of sales..................        220,364       75.7%       338,403       75.2%        419,080        76.1%
                                      --------                  --------                   --------
Gross profit...................         70,818       24.3%       111,655       24.8%        131,574        23.9%
Selling, general, and
administrative expenses........         52,479       18.0%        79,484       17.7%         92,520        16.8%
Non-recurring settlement.......         15,000        5.2%           --         0.0%            --          0.0%
                                      --------                  --------                   --------
Income from operations.........          3,339        1.1%        32,171        7.2%         39,054         7.1%
Interest expense, net..........          2,212        0.8%         2,040        0.5%          4,127         0.8%
                                      --------                  --------                   --------
Income before tax provision....       $  1,127        0.4%      $ 30,131        6.7%       $ 34,927         6.3%
                                      ========                  ========                   ========

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

         Revenue. Revenue increased $100.6 million, or 22.4%, to $550.7 million for the fiscal year ended September 30, 2000 from $450.1 million for the fiscal year ended September 30, 1999. Of this increase, $84.0 million was attributable to 20% growth in comparable store sales in 2000 and $16.6 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in fiscal 2000 resulted primarily from the continued training of employees through MarineMax University or MMU. MMU teaches our core retailing values, which focus among other things on customer service. We believe our training has resulted in an increased closing rate on sales and a more effective utilization of the prospective customer tracking feature of the integrated computer system. In addition, we have experienced an increase in larger boat sales, such as sport yacht and yachts.

         Gross Profit. Gross profit increased $19.9 million, or 17.8%, to $131.6 million for the fiscal year ended September 30, 2000 from $111.7 million for the fiscal year ended September 30, 1999. Gross profit margin as a percentage of revenue decreased from 24.8% to 23.9% from fiscal 1999 to 2000. The decrease was due to an increase in our larger boat sales which historically result in lower gross profits. Excluding our larger boat sales, gross profit was up modestly.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $13.0 million, or 16.4%, to $92.5 million for the fiscal year ended September 30, 2000 from $79.5 million for the fiscal year ended September 30, 1999. Selling, general, and administrative expenses as a percentage of revenue decreased to 16.8% in fiscal 2000 from 17.7% in fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to our ability to better leverage our infrastructure, including leverage associated with an increase in our larger boat business.

         Interest Expense, Net. Interest expense, net increased approximately $2.1 million, or 102.3%, to $4.1 million for the fiscal year ended September 30, 2000 from $2.0 million for the fiscal year ended September 30, 1999. Interest expense, net as a percentage of revenue increased to 0.8% in fiscal 2000 from 0.5% in fiscal 1999. The increase in total interest charges was the result of increased interest rates associated with our inventory financing facilities.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

         Revenue. Revenue increased $158.9 million, or 54.6%, to $450.1 million for the fiscal year ended September 30, 1999 from $291.2 million for the fiscal year ended September 30, 1998. Of this increase, $45.1 million was attributable to 18% growth in comparable stores sales in 1999 and $113.8 million was attributable to stores not eligible for inclusion in the comparable store base. The increase in comparable store sales in fiscal 1999 resulted primarily from the continued training of employees through MMU. MMU teaches our core retailing values, which focus among other things on customer service. We believe our training has resulted in an increased closing rate on sales and a more effective utilization of the prospective customer tracking feature of the integrated computer system. In addition, we have experienced an increase in larger boat sales, such as sport yacht and yachts.

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

         Interest Expense, Net. Interest expense, net decreased approximately $172,000, or 7.8%, to $2.0 million for the fiscal year ended September 30, 1999 from $2.2 million for the fiscal year ended September 30, 1998. Interest expense, net as a percentage of revenue decreased to 0.5% in fiscal 1999 from 0.8% in fiscal 1998. The reduction in total interest charges was a result of the overall reduced debt levels following our June 3, 1998 initial public offering, reduced interest rates associated with our inventory financing facilities, and a generally more favorable rate environment in fiscal 1999 versus fiscal 1998.

QUARTERLY DATA AND SEASONALITY

         The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

         The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                        DECEMBER 31,   MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,    MARCH 31,    JUNE 30,   SEPTEMBER 30,
                            1998         1999          1999          1999          1999          2000         2000         2000
                        ------------  -----------  -----------  -------------  ------------  -----------  -----------  -------------
Revenue ..............  $     69,264  $    93,482  $   161,629  $     125,683  $     93,517  $   155,240  $   174,546  $     127,350
Cost of sales ........        52,678       70,940      123,692         91,093        72,775      122,461      131,924         91,920
                        ------------  -----------  -----------  -------------  ------------  -----------  -----------  -------------
Gross profit .........        16,586       22,542       37,937         34,590        20,742       32,779       42,622         35,430
Selling, general,
  and administrative
  expenses ...........        15,596       18,081       23,316         22,492        18,734       25,412       24,946         23,427
Income (loss) from
  operations .........           990        4,461       14,621         12,098         2,008        7,367       17,676         12,003
Interest expense
  (income), net ......           468          299          598            675         1,180        1,378        1,019            550
                        ------------  -----------  -----------  -------------  ------------  -----------  -----------  -------------
Income (loss) before
  tax provision ......           522        4,162       14,023         11,423           828        5,989       16,657         11,453
Tax provision
  (benefit) ..........           241        1,694        5,529          4,513           351        2,367        6,350          4,466
                        ------------  -----------  -----------  -------------  ------------  -----------  -----------  -------------
Net income (loss) ....  $        281  $     2,468  $     8,494  $       6,910  $        477  $     3,622  $    10,307  $       6,987
                        ============  ===========  ===========  =============  ============  ===========  ===========  =============
Net income (loss)
 per share:
   Diluted .....        $       0.02  $      0.17  $      0.56  $        0.45  $       0.03  $      0.24  $      0.68  $        0.46
                        ============  ===========  ===========  =============  ============  ===========  ===========  =============
Weighted average
 number of shares:
  Diluted ............    14,601,634   14,781,986   15,238,110     15,242,996    15,180,211   15,192,732   15,218,620     15,221,780
                        ============  ===========  ===========  =============  ============  ===========  ===========  =============

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

         For the fiscal years ended September 30, 1999 and 2000, we generated cash flows from operating activities of approximately $15.1 million and $15.8 million, respectively. For the fiscal year ended September 30, 1998, cash flows used by operating activities were $5.5 million. In addition to net income, cash provided by operating activities was due primarily to inventory management, including floor plan management. Employee-stockholder compensation levels prior to the March 1, 1998 mergers significantly impacted net income and therefore cash flows provided by and used in operations, which causes variations in operating cash flows.

         For the fiscal years ended September 30, 1998, 1999, and 2000, cash flows used in investing activities was approximately $10.8, $14.4 million and $10.9, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions, in addition to, purchases of property and equipment associated with opening new or improving existing retail facilities.

         For the fiscal years ended September 30, 1999 and 2000, cash flows used in financing activities approximated $0.2 million and $0.6 million, respectively. For the fiscal year ended September 30, 1998 cash flows provided by financing activities approximated $12.6 million. For the fiscal years ended September 30, 1999 and 2000 cash used in financing activities was primarily attributable to repayments on long-term debt. For the fiscal year ended September 30, 1998, cash flows provided by financing activities reflect the proceeds from our June 3, 1998 initial public offering, which was partially offset by the repayment of long-term and stockholder debt and distributions made to employee-stockholders for tax and other purposes, which have historically been made in the quarter ended December 31.

         At September 30, 2000, our indebtedness totaled approximately $78.4 million, of which approximately $6.3 million was associated with our real estate holdings and $72.1 million was associated with financing our inventory and working capital needs.

         We maintain executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing our inventory. The Facilities have similar terms and mature on various dates ranging from March 2001 through July 2002.

         Since March 1, 1998, we have acquired 11 additional boat dealers, two yacht brokerage operations, and companies owning real estate used in the operations of certain of our subsidiaries. In connection with these acquisitions, we issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $22.2 million in cash, resulting in an aggregate of $40.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. See "Business -- Development of the Company; Acquisitions."

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

         Except as specified in this "Management's Discussion and Analysis of Financial Condition, and Results of Operations" and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

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

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS

Exhibit
Number    Exhibit
3.1      Restated Certificate of Incorporation of the Registrant(1)

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

10.1(b) Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)

10.1(c) Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)

10.1(d) Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)

10.1(e) Merger Agreement between Registrant and its acquisition subsidiary and Harrison's Boat Center, Inc. and its stockholders(1)

Exhibit
Number    Exhibit
10.1(f)  Merger Agreement between Registrant and its acquisition subsidiary and
         Harrison's Marine Centers of Arizona, Inc. and its stockholders(1)

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

10.12    Form of Sea Ray Sales and Service Agreement(1)

10.13    Loan and Security Agreement between Registrant and NationsCredit
         Distribution Finance, Inc.(1)

10.14    Guaranty and Security Agreement of NationsCredit Distribution Finance,
         Inc.(1)

10.15    Guaranty and Security Agreement of NationsCredit Distribution Finance,
         Inc. by Stovall Marine, Inc.(1)

10.16 Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)

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

-------------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998

(4) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1999, as filed on December 29, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2000         MARINEMAX, INC.


                                /s/ William H. McGill Jr.
                                ________________________________________________
                                William H. McGill Jr., Chairman of the Board
                                and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                     CAPACITY                        DATE
/s/ William H. McGill Jr.   Chairman of the Board, and Chief     December 26, 2000
_________________________   Executive Officer (Principal
  William H. McGill Jr.     Executive Officer)

  /s/ Michael H. McLamb     Vice President, Chief Financial      December 26, 2000
_________________________   Officer, Treasurer, and Secretary
    Michael H. McLamb       (Principal Accounting and
                            Financial Officer)

 /s/ Richard R. Bassett     President and Director               December 26, 2000
_________________________
   Richard R. Bassett

 /s/ Paul Graham Stovall    Senior Vice President and Director   December 26, 2000
_________________________
   Paul Graham Stovall

   /s/ Gerald Benstock      Director                             December 26, 2000
_________________________
     Gerald Benstock

   /s/ Robert S. Kant       Director                             December 26, 2000
_________________________
     Robert S. Kant

   /s/ R. David Thomas      Director                             December 26, 2000
_________________________
     R. David Thomas

   /s/ Stewart Turley       Director                          December 26, 2000
_________________________
     Stewart Turley



   /s/ Dean S. Woodman      Director                          December 26, 2000
_________________________
     Dean S. Woodman

                        MARINEMAX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

CONSOLIDATED FINANCIAL STATEMENTS
   Report of Independent Certified Public Accountants..................    F-2
   Consolidated Balance Sheets.........................................    F-3
   Consolidated Statements of Operations...............................    F-4
   Consolidated Statements of Stockholders' Equity.....................    F-5
   Consolidated Statements of Cash Flows...............................    F-6
   Notes to Consolidated Financial Statements..........................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of MarineMax, Inc.:

     We have audited the accompanying consolidated balance sheets of MarineMax, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP



     Tampa, Florida,
     October 18, 2000

                        MARINEMAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (amounts in thousands except share and per share data)

                                                                            September 30,     SEPTEMBER 30,
                                                                                1999              2000
                                                                            ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $      8,297      $     12,583
  Accounts receivable, net ...........................................            14,842            18,845
  Inventories ........................................................           137,786           115,036
  Prepaids and other current assets ..................................             2,705             2,464
  Deferred tax assets ................................................               234                --
                                                                            ------------      ------------
     Total current assets ............................................           163,864           148,928

Property and equipment, net ..........................................            37,780            42,207
Goodwill and other assets ............................................            34,107            40,195
                                                                            ------------      ------------
     Total assets ....................................................      $    235,751      $    231,330
                                                                            ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................................      $     14,802      $      5,717
  Customer deposits ..................................................            10,574            15,918
  Accrued expenses ...................................................            10,775            13,568
  Short-term borrowings ..............................................            98,150            72,100
  Current maturities of long-term debt ...............................             1,210               521
  Current deferred tax liability .....................................                --               251
                                                                            ------------      ------------

     Total current liabilities .......................................           135,511           108,075
                                                                            ------------      ------------

Other liabilities ....................................................             2,096             3,798
Deferred tax liabilities .............................................             1,600             1,358
Long-term debt, net of current maturities ............................             6,310             5,759
                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
  none issued or outstanding .........................................                --                --
Common stock, $.001 par value; 40,000,000 shares authorized,
  15,136,966 and 15,221,780 shares issued and outstanding at
  September 30, 1999 and 2000, respectively ..........................                15                15
Additional paid-in capital ...........................................            62,859            63,572
Retained earnings ....................................................            27,360            48,753
                                                                            ------------      ------------
     Total stockholders' equity ......................................            90,234           112,340
                                                                            ------------      ------------
     Total liabilities and stockholders' equity ......................      $    235,751      $    231,330
                                                                            ============      ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        MARINEMAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (amounts in thousands except share and per share data)


                                                                  For the Year       For the Year      FOR THE YEAR
                                                                     Ended              Ended             ENDED
                                                                  September 30,      September 30,     SEPTEMBER 30,
                                                                      1998               1999              2000
                                                                  ------------       ------------      ------------
Revenue ....................................................      $    291,182       $    450,058      $    550,654
Cost of sales ..............................................           220,364            338,403           419,080
                                                                  ------------       ------------      ------------

  Gross profit .............................................            70,818            111,655           131,574

Selling, general and administrative
  expenses .................................................            52,479             79,484            92,520
Non-recurring settlement (Note 9) ..........................            15,000                 --                --
                                                                  ------------       ------------      ------------
  Income from operations ...................................             3,339             32,171            39,054

Interest expense, net ......................................             2,212              2,040             4,127
                                                                  ------------       ------------      ------------
Income before income taxes .................................             1,127             30,131            34,927

Income tax provision .......................................             1,705             11,978            13,534
                                                                  ------------       ------------      ------------

Net income (loss) ..........................................      $       (578)      $     18,153      $     21,393
                                                                  ============       ============      ============

Basic and diluted net income (loss) per
  common share: ............................................      $      (0.05)      $       1.21      $       1.41
                                                                  ============       ============      ============

Unaudited pro forma income tax benefit .....................            (1,189)
                                                                  ------------
Unaudited pro forma net income .............................      $        611
                                                                  ============
Unaudited pro forma basic and diluted net
  income per common share ..................................      $       0.06
                                                                  ============
Weighted average number of common shares used
  in computing net income (loss) per common share and
  unaudited pro forma net income per common share:

        Basic ..............................................        11,025,410         14,958,725        15,201,052
                                                                  ============       ============      ============
        Diluted ............................................        11,027,949         14,964,727        15,204,182
                                                                  ============       ============      ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
             (amounts in thousands except share and per share data)

                                                      COMMON STOCK                ADDITIONAL                             TOTAL
                                              -----------------------------         PAID-IN          RETAINED         STOCKHOLDERS'
                                                 SHARES           AMOUNT            CAPITAL          EARNINGS           EQUITY
                                              -----------       -----------       -----------       -----------       -----------
BALANCE, September 30, 1997 ............        8,901,818       $         9       $        --       $    23,289       $    23,298

Net loss ...............................               --                --                --              (578)             (578)
Issuance of common stock ...............        3,515,824                 4            38,297                --            38,301
Redemption of common stock .............          (86,198)               (1)             (149)               --              (150)
Issuance of common stock in exchange
for property, equipment and
businesses acquired ....................        2,268,984                 2            14,928                --            14,930
Contribution of former S Corporation
  retained earnings ....................               --                --             4,038            (4,038)               --
Distributions to stockholders ..........               --                --                --            (9,466)           (9,466)
                                              -----------       -----------       -----------       -----------       -----------

BALANCE, September 30, 1998 ............       14,600,428                14            57,114             9,207            66,335

Net income .............................               --                --                --            18,153            18,153
Issuance of common stock ...............           38,430                --               292                --               292
Issuance of common stock in exchange
  for businesses acquired ..............          498,108                 1             5,184                --             5,185
Issuance of stock warrants in
  exchange for businesses acquired .....               --                --               269                --               269
                                              -----------       -----------       -----------       -----------       -----------

BALANCE, September 30, 1999 ............       15,136,966                15            62,859            27,360            90,234
                                              -----------       -----------       -----------       -----------       -----------


Net income .............................               --                --                --            21,393            21,393

Issuance of common stock ...............           84,814                --               713                --               713

BALANCE, September 30, 2000 ............       15,221,780       $        15       $    63,572       $    48,753       $   112,340
                                              ===========       ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             (amounts in thousands except share and per share data)


                                                                                     For the Year     For the Year     FOR THE YEAR
                                                                                         Ended            Ended           ENDED
                                                                                     September 30,    September 30,    SEPTEMBER 30,
                                                                                         1998             1999             2000
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................................     $       (578)    $     18,153     $     21,393
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization ..............................................            1,685            2,585            3,043
    Deferred income tax provision ..............................................              591            1,304              243
    (Gain) loss on sale of property and equipment ..............................               61               98              (31)
    Other Stock compensation ...................................................               --               95               65
  (Increase) decrease in --
    Accounts receivable, net ...................................................           (1,760)           4,686           (4,003)
    Due from related parties ...................................................              641               --               --
    Inventories ................................................................            1,962          (37,234)          30,132
    Prepaids and other assets ..................................................           (1,883)          (4,913)          (1,436)
  Increase (decrease) in --
    Accounts payable ...........................................................              100            5,729           (9,100)
    Customer deposits ..........................................................            1,023              715            5,046
    Accrued expenses and other liabilities .....................................             (275)           5,984            3,793
    Short-term borrowings ......................................................          (22,058)          32,858          (33,341)
    Settlement payable .........................................................           15,000          (15,000)              --
                                                                                     ------------     ------------     ------------
      Net cash provided by (used in) operating activities ......................           (5,491)          15,060           15,804
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in business acquisitions, net of cash acquired .....................           (4,633)          (4,318)          (4,544)
  Purchases of property and equipment ..........................................           (6,250)         (10,122)          (7,003)
  Proceeds from sale of property and equipment .................................               84               41              628
                                                                                     ------------     ------------     ------------
      Net cash used in investing activities ....................................          (10,799)         (14,399)         (10,919)
                                                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of registration costs ..........................           38,300              197              648
  Redemption of common stock ...................................................             (150)              --               --
  Net borrowings (repayments) on notes payable to related parties ..............           (5,786)              --               --
  Repayments on long-term debt .................................................          (10,122)            (422)          (1,247)
  Distributions to stockholders ................................................           (9,629)              --               --
                                                                                     ------------     ------------     ------------
    Net cash provided by (used in) financing activities ........................           12,613             (225)            (599)
                                                                                     ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: ..........................           (3,677)             436            4,286
CASH AND CASH EQUIVALENTS, beginning of period .................................           11,538            7,861            8,297
                                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period .......................................     $      7,861     $      8,297     $     12,583
                                                                                     ============     ============     ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock and stock warrants in exchange for property
    and equipment and businesses acquired ......................................     $     48,781     $     25,433               --

  Assumption of debt (primarily inventory financing) in conjunction with
    the purchase of property and equipment and businesses acquired .............     $     33,851     $     23,729     $      7,297


              The accompanying notes are an integral part of these
                            consolidated statements.

                        MARINEMAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (amounts in thousands, except share and per share data)

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

    MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 52 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas and Utah.

    MarineMax is the nation's largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation (Brunswick) is the world's largest manufacturer of recreational boats, including Sea Ray and Boston Whaler. Sales of new Brunswick boats accounted for 82% of the Company's new boat revenue in fiscal 2000. The Company represents approximately 8% of all Brunswick marine product sales during the same period. Each of the Company's applicable Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

    In October 1998, the Company formed a new subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), and entered into a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The agreement gives the Company the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet.

    The Company is party to dealer agreements with other manufacturers, each of which gives the Company the right to sell various makes and models of boats within a given geographic region.

    In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

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

    These business combinations (collectively, the Pooled Companies) have been accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements of the Company have been restated to reflect the operations as if the Pooled Companies had operated as one entity since inception.

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

    On September 3, 1998, the Company acquired the net assets of Brevard Boat Sales, Inc. (Brevard) in exchange for approximately $1.3 million of cash, including acquisition costs, and 14,652 shares of the Company's common stock, valued at approximately $0.1 million. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill.

    On September 15, 1998, the Company acquired the net assets, including the retail location, of Sea Ray of Las Vegas (Vegas) in exchange for approximately $3.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.1 million in goodwill.

    On September 30, 1998, the Company acquired the net assets of Treasure Cove Marina, Inc. (Treasure Cove) in exchange for approximately $7.8 million of cash, including acquisition costs, and 250,000 shares of the Company's common stock, valued at approximately $2.3 million. The acquisition has been accounted for under the purchase method of accounting. The initial purchase price allocation resulted in the recognition of approximately $12.6 million in goodwill. The asset purchase agreement contained a claw-back provision, which allowed the Company to re-evaluate the net assets acquired and adjust the purchase price accordingly. In September 1999, the Company and the principals of Treasure Cove concluded on the value of the net assets acquired and the final purchase price. As a result of the agreement, 101,496 shares, valued at $0.9 million, were returned to the Company and retired. The retirement of the shares combined with the changes in the net assets acquired resulted in a $1.4 million reduction in goodwill. The final purchase price allocation resulted in the recognition of approximately $11.2 million in goodwill.

    On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill.

    On February 11, 1999, the Company acquired the net assets of Boating World (Boating World) in exchange for approximately $0.5 million of cash, including acquisition costs and warrants valued at approximately $0.3 million. The warrants provide the holder the right to buy 40,000 shares of the Company's common stock at $15.00 per share and were valued using a Black-Scholes model assuming a 10 year term, a 5.25% risk free rate of return, a volatility factor of 44.7% and an expected dividend yield of 0%. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $0.7 million in goodwill.

    On March 9, 1999, the Company acquired the net assets of Merit Marine (Merit) in exchange for approximately $1.2 million of cash, including acquisition costs, 476,000 shares of the Company's common stock, valued at approximately $4.8 million, a $3 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations primarily related to financing Merit Marine's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $9.2 million in goodwill.

    On April 5, 1999, the Company acquired the net assets of Suburban Boatworks, Inc. (Suburban) in exchange for approximately $1.0 million of cash, including acquisition costs, 121,090 shares of the Company's common stock, valued at approximately $1.4 million, a $0.5 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations primarily related to financing Suburban's Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $3.7 million in goodwill.

    On July 27, 1999, the Company acquired the net assets of Hansen Marine, Inc. (Hansen) in exchange for approximately $0.2 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $0.2 million in goodwill.

    On December 31, 1999, the Company acquired the net assets of Duce Marine, Inc. (Duce) for approximately $1.2 million of cash, including acquisition costs. The Company assumed certain liabilities, including the outstanding floor plan obligations related to new boat inventories. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.0 million in goodwill.

    On April 18, 2000, the Company acquired the net assets of Clark's Landing at Greenbrook, Inc., Clark's Landing at Lake Hopatcong, Inc., and Clark's Landing at Dredge Harbor, Inc. (Clark's) for approximately $3.6 million of cash, including acquisition costs. The Company assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill.

    The Original Property Acquisitions, Stovall, Cochran's L.L.C.s, Brevard, Vegas, Treasure Cove, Woods & Oviatt, Boating World, Merit, Suburban, Hansen, Duce, and Clark's (collectively, the Purchased Companies) have been reflected in the Company's consolidated financial statements subsequent to their respective acquisition dates. For purchase price allocation purposes, the Company's common stock issued in conjunction with the acquisition of each of the Purchased Companies has been valued at approximately the current market price on each of their respective acquisition dates. The goodwill associated with the acquisition of the Purchased Companies represents the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis.

    The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the years ended September 30:

                                                 1998               1999
                                              ----------         ----------
Revenue.........................              $  346,730         $  465,224
Net income......................                   2,605             17,881
Diluted earnings per share......              $     0.18         $     1.17

    The fiscal 2000 acquisitions were not significant to the Company's consolidated results of operations. Accordingly, pro forma results of operations, assuming the acquisitions had occurred at the beginning of the period, have been omitted.

    The unaudited pro forma results of operations are presented for informational purposes only. The unaudited pro forma results of operations include an adjustment to record income taxes as if the significant acquisitions were taxed as C corporations from the beginning of the period presented until their respective acquisition dates. The unaudited pro forma results of operations do not include adjustments to remove certain private company expenses, which will not be incurred in future periods. Therefore, the unaudited pro forma results of operations may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3.  SIGNIFICANT ACCOUNTING POLICIES:

STATEMENTS OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    The Company made interest payments of approximately $3.2 million, $2.7 million, and $4.6 million, for the years ended September 30, 1998, 1999 and 2000, respectively, including interest on debt which finances new boat inventory and the Company's real estate holdings. The Company made income tax payments of approximately $4.7 million, $8.3 million, and $13.1 million, for the years ended September 30, 1998, 1999 and 2000, respectively.

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

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

                                                             YEARS
          Buildings and improvements.................         5-40
          Machinery and equipment....................         5-10
          Furniture and fixtures.....................         5-10
          Vehicles...................................            5

    The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is included in the consolidated statements of operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized and amortized over their useful lives.

GOODWILL AND OTHER ASSETS

    Goodwill and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over 40 years on a straight-line basis. Accumulated amortization of goodwill was approximately $0.7 million and $1.6 million at September 30, 1999 and 2000, respectively.

CUSTOMER DEPOSITS

    Customer deposits primarily include amounts received from customers toward the purchase of boats. These deposits are recognized as revenue when the related boats are delivered to customers.

REVENUE RECOGNITION

    Revenue from boat, motor and trailer sales and parts and service operations is recognized at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. Revenue earned by the Company for notes placed with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Marketing fees earned on credit life, accident and disability insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Pursuant to negotiated agreements with financial institutions, the Company is charged back for a portion of these fees should the customer terminate the related finance or insurance contract before it is outstanding for stipulated minimal periods of time. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1999 or 2000, is based on the Company's experience for repayments or defaults on the related finance or insurance contracts.

    Commissions earned on extended warranty service contracts sold on behalf of unrelated third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate the service contract prior to its scheduled maturity. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 1999 or 2000, is based upon the Company's experience for repayments or defaults on the service contracts.

ADVERTISING AND PROMOTIONAL COSTS

    Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses, net of related co-op assistance, approximated $3.4 million, $5.3 million and $4.3 million, for the years ended September 30, 1998, 1999 and 2000, respectively.

INCOME TAXES AND UNAUDITED PRO FORMA INCOME TAX BENEFIT

    Certain subsidiaries of the Company elected S corporation status under the provisions of the Internal Revenue Code prior to the business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, income of these subsidiaries was passed through to the stockholders and these subsidiaries historically recorded no provision for income taxes. The accompanying consolidated statements of operations include an unaudited pro forma income tax benefit assuming the subsidiaries had been taxed as C corporations during that period. The pro forma income tax benefit disclosed for the year ended September 30, 1998 is also the result of a deferred tax liability recorded on the conversion from S corporation to C corporation tax status of certain subsidiaries of the Company (See Note 10).

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

SUPPLIER AND CUSTOMER CONCENTRATION

Dealership Agreements

    The Company has entered into dealership agreements with the Sea Ray division of Brunswick Corporation and with Boston Whaler, Inc., Mercury Marine and Baja Marine Corporation, all subsidiaries or divisions of Brunswick Corporation (collectively, Brunswick). Approximately 82 percent of the Company's new boat revenue during fiscal 2000 was derived from products acquired from Brunswick. These agreements allow the Company to purchase, stock, sell and service boats and products of Brunswick. These agreements also allow the Company to use Brunswick's names, trade symbols and intellectual properties.

    The Company has entered into a dealership agreement with the Hatteras Yachts (Hatteras), a wholly owned subsidiary of Genmar Industries, Inc. Approximately 12 percent of the Company's new boat revenue during fiscal 2000 was derived from products acquired from Hatteras. The agreement allows the Company to purchase, stock, sell and service boats and products of Hatteras. This agreement also allows the Company to use the Hatteras name, trade symbols and intellectual properties.

    Although there are a limited number of manufacturers of the type of boats and products that the Company sells, the Company believes that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely. The Company's existing dealership agreements with Brunswick, Hatteras, and various other manufacturers are renewable subject to certain terms and conditions in the agreements and expire in 2001 through 2008.

Concentrations of Credit Risk

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

USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

4.  ACCOUNTS RECEIVABLE:

    Trade receivables consist of receivables from financial institutions, which provide funding for customer boat financing, and amounts due from financial institutions earned from arranging financing with the Company's customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats and parts and service. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers' warranties. The accounts receivable balances consisted of the following as of September 30, 1999 and 2000:

                                                September 30,      SEPTEMBER 30,
                                                    1999                2000
                                                ------------       ------------
Trade receivables .........................     $     10,548       $     10,417
Amounts due from manufacturers ............            3,855              7,956
Other receivables .........................              439                472
                                                ------------       ------------
                                                $     14,842       $     18,845
                                                ============       ============

5.  INVENTORIES:

    Inventories consisted of the following as of September 30, 1999 and 2000:

                                                  September 30,    SEPTEMBER 30,
                                                      1999             2000
                                                  ------------     ------------
New boats, motors and trailers .............      $    115,782     $     96,079
Used boats, motors and trailers ............            16,250           13,556
Parts, accessories and other ...............             5,754            5,401
                                                  ------------     ------------
                                                  $    137,786     $    115,036
                                                  ============     ============

6.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following as of September 30, 1999 and 2000:

                                                 September 30,    SEPTEMBER 30,
                                                     1999             2000
                                                 ------------     ------------
Land .........................................   $     12,066     $     14,957
Buildings and improvements ...................         20,616           21,649
Machinery and equipment ......................          6,789            7,951
Furniture and fixtures .......................          5,386            5,978
Vehicles .....................................          2,229            2,528
                                                 ------------     ------------
                                                       47,086           53,063
Less -- Accumulated depreciation and
   amortization ..............................         (9,306)         (10,856)
                                                 ------------     ------------
                                                 $     37,780     $     42,207
                                                 ============     ============

    During the year ended September 30, 2000, the Company entered into a contract to acquire undeveloped land, for $3.0 million, from a principal Officer and Director of the Company. It is the Company's intention to develop the property in order to expand its retail sales operations. The Company believes the terms of the transaction are consistent with those the Company could obtain from unrelated third parties.

7.  SHORT-TERM BORROWINGS:

    The Company has agreements for working capital borrowing facilities (the Facilities) with four separate financial institutions providing for combined borrowing availability of $235 million at a weighted average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing the Company's inventories. The Facilities require the Company to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of September 30, 2000, the Company was in compliance with all of its financial covenants. The Facilities have similar terms and mature on various dates ranging from March 2001 through July 2002.

    Short-term borrowings as of September 30, 1999, and 2000 were approximately $98.2 million and $72.1 million, respectively. The available borrowings under the Facilities at September 30, 2000 were approximately $47.1 million. At September 30, 2000, the weighted average interest rate on the outstanding borrowings was 8%. Generally, the Company's short-term borrowings are collateralized by certain accounts receivable and inventories.

    The Company receives interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally includes periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the Company or the Company's lender depending on the arrangements the manufacturer has established. Discontinuance of these programs could result in a material increase in interest expense.

8.  LONG-TERM DEBT:

    Long-term debt consisted of the following as of September 30, 1999 and 2000:

                                                    September 30,  SEPTEMBER 30,
                                                        1999           2000
                                                    ------------   ------------
Various mortgage notes payable, due in
   monthly installments ranging from $3.3 to
   $42.3, bearing interest at rates ranging from
   5.96% to 10.50%, maturing April 2002 through
   September 2010, collateralized by machinery
   and equipment..................................  $      6,646   $      5,954

Various notes payable, due in monthly
   installments ranging from $1.0 to $2.2, bearing
   interest at rates ranging from 7.90% to 8.05%,
   maturing July 2007 through March 2010,
   collateralized by certain vehicles and
   machinery and equipment........................           874            326
                                                    ------------   ------------
                                                           7,520          6,280
Less -- Current maturities........................        (1,210)          (521)
                                                    ------------   ------------
                                                    $      6,310   $      5,759
                                                    ============   ============

    The aggregate maturities of long-term debt were as follows at September 30, 2000:

YEAR ENDING
SEPTEMBER 30,                                                        AMOUNT
---------------                                                    ----------
2001............................................................   $      521
2002............................................................        2,114
2003............................................................          395
2004............................................................          360
2005............................................................          388
Thereafter......................................................        2,502
                                                                   ----------
                                                                   $    6,280
                                                                   ==========

9.  NON-RECURRING SETTLEMENT:

    The Company and Brunswick disputed the applicability of the change in control provisions in the dealership agreements of the Original Merged Companies. In order to avoid a long, costly and disruptive dispute, the Company and Brunswick entered into a settlement agreement on March 12, 1998, under which Brunswick agreed not to challenge the change in control provisions of the dealership agreements, and the Company agreed to pay Brunswick $15.0 million. The settlement payable to Brunswick required interest to be paid quarterly at the 30-day LIBOR rate plus 125 basis points. The $15.0 million settlement payable was paid in full to Brunswick in December 1998.

10.  INCOME TAXES:

    Income taxes for those subsidiaries taxed as C corporations were as follows for the years ended September 30, 1998, 1999 and 2000:

                                  For the Year    For the Year   FOR THE YEAR
                                     Ended           Ended          ENDED
                                  September 30,   September 30,  SEPTEMBER 30,
                                      1998             1999            2000
                                  ------------    ------------   ------------
Current Provision
    Federal ...................   $      1,084    $      8,884   $     11,728
    State .....................             30           1,790          1,563
                                  ------------    ------------   ------------
Total current provision .......          1,114          10,674         13,291
                                  ------------    ------------   ------------
Deferred provision
    Federal ...................            544           1,147            219
    State .....................             47             157             24
                                  ------------    ------------   ------------
Total deferred provision ......            591           1,304            243
                                  ------------    ------------   ------------
Total income tax provision ....   $      1,705    $     11,978   $     13,534
                                  ============    ============   ============


    Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended September 30, 1998, 1999 and 2000:

                                  For the Year    For the Year    FOR THE YEAR
                                     Ended           Ended            ENDED
                                  September 30,   September 30,    SEPTEMBER 30,
                                      1998             1999           2000
                                  ------------    ------------    -------------
Federal tax provision ..........            34%           35.0%           35.0%
State tax provision, net of
   federal benefit .............             6%            4.4%            3.4%

Net deferred tax liability
   recorded on the conversion
   from S corporation to C                                                   .
   corporation tax status ......           111%             --              --
S corporation income not
   subject to federal and
   state income taxes ..........            (6)%            --              --
Other ..........................             6%            0.4%            0.4%
                                  ------------    ------------    ------------
  Effective tax rate ...........           151%           39.8%           38.8%
                                  ============    ============    ============

    During the year ended September 30, 1998, concurrent with the business combinations of the Pooled Companies (discussed in Note 2), the Company recorded a deferred tax liability of approximately $1.3 million for income taxes that are payable by the Company upon conversion of certain of the subsidiaries from S corporation to C corporation income tax status.

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes are as follows:

                                                   September 30,   SEPTEMBER 30,
                                                       1999             2000
                                                   ------------    ------------
Current deferred tax assets (liabilities):

  Inventories .................................    $        357    $       (428)
  Accrued expenses ............................             269             134
  Conversion from LIFO to FIFO ................            (430)             --
  Other .......................................              38              43
                                                   ------------    ------------
     Net current deferred tax assets
      (liabilities) ...........................    $        234    $       (251)
                                                   ============    ============

Long-term deferred tax assets (liabilities):
  Depreciation and amortization ...............    $     (1,655)   $     (1,465)
  Other .......................................              55             107
                                                   ------------    ------------
     Net long-term deferred tax assets
      (liabilities) ...........................    $     (1,600)   $     (1,358)
                                                   ============    ============

    As of September 30, 2000, the Company estimated that it is more likely than not that it will recognize the benefit of its deferred tax assets and, accordingly, no valuation allowance has been recorded.

11.  STOCK SPLIT AND REPURCHASE:

    On April 5, 1998, the Board of Directors approved a stock split whereby each outstanding share of Company's common stock was converted into approximately
1.082 shares of common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements.

    The Board of Directors has approved a stock repurchase program authorizing the Company to buy back up to 300,000 shares of its common stock. Under the plan, the Company may purchase common stock from time to time in the open market or in privately negotiated block purchase transactions. The amount and timing of any purchases will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. Shares repurchased may be reserved for later reissue in connection with employee benefit plans and other general corporate purposes.

12.  STOCK AND OPTION PLANS:

    On April 5, 1998 and April 30, 1998, respectively, the Board of Directors adopted and the stockholders approved the following stock option plans:

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

    The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant's earnings during each offering period. However, no participant may purchase more than $0.025 million worth of common stock annually.

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation cost has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The Company adopted SFAS 123 for disclosure purposes during the year ended September 30, 1998. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 September 30,    September 30,   SEPTEMBER 30,
                                     1998             1999            2000
                                 ------------     ------------    ------------
Risk-free interest rate......         5.7%             6.0%            6.3%
Dividend yield...............         0.0%             0.0%            0.0%
Expected life................       10 years        8.9 years       8.4 YEARS
Volatility...................        34.0%            44.9%           41.6%

    Using these assumptions, the fair value of the stock options granted is approximately $6.3 million, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share, as reported would have been the following pro forma amounts:

                                 September 30,    September 30,   SEPTEMBER 30,
                                     1998             1999            2000
                                 -------------    ------------    ------------
NET INCOME (LOSS):

  As reported.................   $       (578)    $     18,153    $     21,393
                                 =============    ============    ============
  Pro forma...................   $     (1,683)    $     17,364    $     20,474
                                 =============    ============    ============
DILUTED EARNINGS PER SHARE:

  As reported.................   $      (0.05)    $       1.21    $       1.41
                                 =============    ============    ============
  Pro forma...................   $      (0.15)    $       1.16    $       1.35
                                 =============    ============    ============

    A summary of the status of the Company's stock option plans for the years ended September 30, 1998, 1999 and 2000:

                                            1998                            1999                          2000
                                ---------------------------      ---------------------------   ----------------------------
                                           WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                 OPTIONS    EXERCISE PRICE        OPTIONS    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                --------   ----------------      ---------  ----------------   ---------   ----------------
Outstanding
    beginning of year......           --       $   --            1,556,016      $ 12.45        1,579,944        $ 12.45
Granted....................     1,556,016      $ 12.45             217,030      $ 12.36        1,178,070        $  9.65
Forfeited..................           --       $   --             (193,012)     $ 12.34         (484,475)       $ 12.21
                                ---------                        ---------                     ---------
Outstanding
    end of year ...........     1,556,016      $ 12.45           1,579,944      $ 12.45        2,273,539        $ 11.04
                                =========                        =========                     =========

The following table summarizes information about outstanding and exercisable stock options at September 30, 2000:

                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     -----------------------------------------------------   -------------------------------
                                       WEIGHTED-
                                        AVERAGE
                                       REMAINING             WEIGHTED-                         WEIGHTED-
RANGE OF EXERCISE                   CONTRACTUAL LIFE      AVERAGE EXERCISE                  AVERAGE EXERCISE
     PRICES            OPTIONS          IN YEARS               PRICE            OPTIONS          PRICE
-----------------    ----------     ----------------     -----------------   -----------   -----------------
 $  7.00 -  9.00        420,217           9.9                  $ 7.82              1,667         $ 8.75

 $  9.01 - 11.00        529,263           8.8                  $ 9.84             31,333         $ 9.99

 $ 11.01 - 13.00      1,244,059           7.8                  $12.49            105,605         $12.46
 $ 13.01 - 15.00         80,000           7.7                  $13.75             32,000         $13.75
                     ----------                                               ----------
                      2,273,539           8.4                  $11.04            170,605         $12.21
                     ==========                                               ==========

    Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.

13.  NET INCOME (LOSS) PER SHARE:

    The Company adopted SFAS 128, "Earnings per Share" during the year ended September 30, 1998. Accordingly, basic and diluted earnings per share (EPS) are shown on the face of the accompanying consolidated statements of operations. The following is a reconciliation of the denominator used in the basic and diluted EPS calculations for the years ended September 30, 1998, 1999 and 2000:

                                              Shares             Shares           SHARES
                                           (Denominator)     (Denominator)     (DENOMINATOR)
                                           -------------     -------------     -------------
Basic EPS:
Income available to common
stockholders.........................        11,025,410        14,958,725        15,201,052
Effect of dilutive securities:
  Options............................             2,539             6,002            3,130
                                             ----------        ----------       -----------
Diluted EPS:
Income available to common
stockholders.........................        11,027,949        14,964,727       15,204,182
                                             ==========        ==========       ==========

    Options to purchase 1,486,016, 1,509,944, and 1,803,320 shares of common stock at prices ranging from $7.75 to $13.75 per share were outstanding as of September 30, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock.

14.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

    The Company leases certain land, buildings, machinery, equipment and vehicles related to its dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $2.7 million, $4.8 million and $5.9 million for the years ended September 30, 1998, 1999 and 2000, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $0.2 million, $1.4 million, and $1.1 million for the years ended September 30, 1998, 1999 and 2000, respectively.

    Future minimum lease payments under non-cancelable operating leases at September 30, 2000, were as follows:

                  YEAR ENDING
                 SEPTEMBER 30,                           AMOUNT
               ------------------                    -------------
               2001..............................    $       4,838
               2002..............................            4,489
               2003..............................            3,549
               2004..............................            1,550
               2005..............................              429
               Thereafter........................              301
                                                     -------------
                  Total..........................    $      15,156
                                                     =============

OTHER COMMITMENTS

    The Company is party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 2000. While it is not feasible to determine the outcome of these actions at this time, the Company does not believe that these matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

    The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. The Company believes that it is in compliance with such regulations.

15.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

    Effective October 1, 1998, the Company adopted the MarineMax Inc. 401k Profit Sharing Plan (the Plan). Employees must complete one year of service before they are eligible to participate. Under the Plan, the Company matches 50% of participants' contributions, subject to a maximum of 4% of each participant's compensation. The Company and its subsidiaries contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $0.3 million to approximately $0.6 million for the years ended September 30, 1998, 1999 and 2000.

                                 EXHIBIT INDEX


Exhibit
Number    Exhibit
3.1      Restated Certificate of Incorporation of the Registrant(1)

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

10.12    Form of Sea Ray Sales and Service Agreement(1)

10.13    Loan and Security Agreement between Registrant and NationsCredit
         Distribution Finance, Inc.(1)

10.14    Guaranty and Security Agreement of NationsCredit Distribution Finance,
         Inc.(1)

10.15    Guaranty and Security Agreement of NationsCredit Distribution Finance,
         Inc. by Stovall Marine, Inc.(1)

10.16 Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)

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

-------------------

(1) Incorporated by reference to Registration Statement on the Registrant's Form S-1 (Registration 333-47873)

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998

(3) Incorporated by reference to Registrant's Form 8-K Report dated September 30, 1998, as filed on October 20, 1998

(4) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1999, as filed on December 29, 1999.