Form 10-Q
period 2000-12-31
MARINEMAX INC
filed 2001-02-05
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                  Yes /X/     No


The number of outstanding shares of the registrant's Common Stock on January 31, 2001 was 15,264,038.

                                 MARINEMAX, INC.



                                Table of Contents


Item No.                                                                                 Page
-------                                                                                  ----
PART I  FINANCIAL INFORMATION
1.  Financial Statements (unaudited):
      Condensed Consolidated Results of Operations
         For the Three-Month Period Ended
         December 31, 1999 and December 31, 2000...........................................3
      Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 2000......................................4
      Condensed Consolidated Statements of Cash Flows
         for the Three-Month Period Ended
         December 31, 1999 and December 31, 2000...........................................5
      Notes to Condensed Consolidated Financial Statements.................................6

2.  Management's Discussion and Analysis of Results of Operations
      and Financial Condition..............................................................8

PART II  OTHER INFORMATION
    1.  Legal Proceedings.................................................................11
    2.  Changes in Securities and Use of Proceeds.........................................11
    3.  Defaults Upon Senior Securities...................................................11
    4.  Submission of Matters to Vote of Security Holders.................................11
    5.  Other Information.................................................................11
    6.  Exhibits and Reports on Form 8-K..................................................11
    7.  Signatures........................................................................12

ITEM 1.           FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
             (amounts in thousands except share and per share data)
                                   (Unaudited)



                                                             For the Three-Month Period Ended
                                                                       December 31,
                                                          -------------------------------------
                                                              1999                      2000
                                                          -----------              ------------
Revenue                                                   $    93,517              $     84,777
Cost of sales                                                  72,775                    64,440
                                                          -----------              ------------
         Gross profit                                          20,742                    20,337

Selling, general and administrative
    expenses                                                   18,734                    21,067
                                                          -----------              ------------
         Income (loss) from operations                          2,008                      (730)

Interest expense, net                                           1,180                       289
                                                          -----------              ------------
Income (loss) before income taxes                                 828                    (1,019)

Income tax provision (benefit)                                    351                      (371)
                                                          -----------              ------------
Net income (loss)                                         $       477              $       (648)
                                                          ===========              ============

Basic and diluted net income (loss) per
    common share:                                         $      0.03              $      (0.04)
                                                          ===========              ============
Shares used in computing basic and
    diluted net income (loss) per common share:            15,180,211                15,250,026
                                                          ===========              ============


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             (amounts in thousands except share and per share data)


                                                                        September 30,         December 31,
                                                                            2000                  2000
                                                                        -------------         ------------
                                                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $ 12,583              $   6,577
     Accounts receivable, net                                               18,845                 10,403
     Inventories                                                           115,036                167,027
     Prepaids and other current assets                                       2,464                  3,353
                                                                          --------              ---------
         Total current assets                                              148,928                187,360

Property and equipment, net                                                 42,207                 42,541
Goodwill and other assets                                                   40,195                 40,343
                                                                          --------              ---------
         Total assets                                                     $231,330              $ 270,244
                                                                          ========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $  5,717              $   4,361
     Customer deposits                                                      15,918                 15,910
     Accrued expenses                                                       13,568                 11,553
     Short-term borrowings                                                  72,100                115,328
     Current maturities of long-term debt                                      521                    519
      Current deferred tax liability                                           251                    249
                                                                          --------              ---------

         Total current liabilities                                         108,075                147,920

Long-term debt, net of current maturities                                    5,759                  5,512
Other liabilities                                                            3,798                  3,522
Deferred tax liability                                                       1,358                  1,583

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding
Common stock, $.001 par value, 40,000,000 shares authorized,
    15,221,780 and 15,264,038 shares issued including shares
    held in treasury at September 30, 2000 and December 31,
    2000, respectively                                                          15                     15
Additional paid-in capital                                                  63,572                 63,815
Treasury stock, at cost, 39,776 shares held at
   December 31,2000                                                             --                   (228)
Retained earnings                                                           48,753                 48,105
                                                                          --------              ---------
Total stockholders' equity                                                 112,340                111,707
                                                                          --------              ---------
Total liabilities and stockholders' equity                                $231,330              $ 270,244
                                                                          ========              =========


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)


                                                                             December 31,           December 31,
                                                                                 1999                   2000
                                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                         $    477               $   (648)
     Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                                            903                    947
           Deferred income tax provision (benefit)                                1,746                    223
           Loss (gain) on sale of property and equipment                            (93)                    (6)
           Other                                                                     --                     15
     Decrease (increase) in --
           Accounts receivable, net                                               3,050                  8,442
           Inventories                                                          (23,656)               (51,991)
           Prepaids and other assets                                             (1,994)                (1,282)
     Increase (decrease) in --
           Accounts payable                                                     (10,628)                (1,356)
           Customer deposits                                                     (5,731)                    (8)
           Accrued expenses and other liabilities                                (2,844)                (2,291)
           Short-term borrowings                                                 37,869                 43,228
                                                                               --------               --------
              Net cash provided by (used in)
                 operating activities                                              (901)                (4,727)
                                                                               --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (1,269)                (1,056)
     Proceeds from sale of property and equipment                                   595                     26
     Cash acquired (used) in purchase of businesses                              (1,221)                    --
                                                                               --------               --------
              Net cash provided by (used in) investing activities                (1,895)                (1,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                       368                    228
     Purchases of Treasury Stock                                                     --                   (228)
     Repayments on long-term debt                                                  (157)                  (249)
                                                                               --------               --------
              Net cash provided by (used in)
                  financing activities                                              211                   (249)
                                                                               --------               --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            (2,585)                (6,006)
CASH AND CASH EQUIVALENTS,
     beginning of period                                                          8,297                 12,583
                                                                               --------               --------
CASH AND CASH EQUIVALENTS, end of period                                       $  5,712               $  6,577
                                                                               ========               ========



Supplemental Disclosures of Cash Flow Information:
     Cash paid for
         Interest                                                              $  1,302               $    392
         Income taxes                                                          $  1,871               $    372


            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



1.   COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer in the United States. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 52 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas and Utah.

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



2.   SHORT-TERM BORROWINGS:

         The Company has executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighted average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing the Company's inventories. The Facilities require the company to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of December 31, 2000, the Company was in compliance with the financial covenants. The Facilities have similar terms and mature on various dates ranging from March 2001 through July 2002.



3.   SHAREHOLDERS' EQUITY

         In November 2000, the Company's Board of Directors approved a share repurchase plan allowing the Company to repurchase up to 300,000 shares of its common stock. Under the plan, the Company may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of December 31, 2000, an aggregate of 39,776 shares of Common Stock has been repurchased under the plan, for an aggregate purchase price of $228,484.

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



4.   SUBSEQUENT EVENTS

         On January 8, 2001, the Company acquired the net assets of Associated Marine Technologies, Inc. (Associated), including the assumption of certain liabilities and related property and buildings for approximately $5.6 million in cash. Associated operates a full service yacht repair facility near Ft. Lauderdale, Florida. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $2.3 million in goodwill. The Company has entered into a commitment with a lending institution to finance the property and buildings acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act), and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Annual Report on Form 10-K (Registration number 1-14173) as filed with the SEC on December 27, 2000. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities and Exchange Commission.

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

         MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the "Pooled Companies"). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. As of December 31, 2000, we have acquired nine additional boat retailers, two boat brokerage operations, and companies owning real estate used in the operations of certain of our subsidiaries (collectively, the "Purchased Companies"). In connection with the Purchased Companies, we issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $22.2 million in cash, resulting in the recognition of an aggregate of $40.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in our financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of our company.

         Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion compares the three months ended December 31, 2000 to the three months ended December 31, 1999, and should be read in conjunction with our consolidated financial statements, including the related notes thereto, appearing elsewhere in this Report.

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended December 31, 2000 Compared to Three-Month Period Ended December 31, 1999:

         Revenue. Revenue decreased $8.7 million, or 9.3%, to $84.8 million for the three-month period ended December 31, 2000 from $93.5 million for the three-month period ended December 31, 1999. Of this decrease, $5.7 million was attributable to a 12% decline in same store sales offset by $3.0 million attributable to stores not eligible for inclusion in the comparable store base. The decrease in comparable store sales for the three-month period ended December 31, 2000, resulted from the delay in closing certain yacht sales, the unusually harsh winter and the slowing economic environment.

         Gross Profit. Gross profit decreased $0.4 million, or 2.0%, to $20.3 million for the three-month period ended December 31, 2000 from $20.7 million for the three-month period ended December 31, 1999. Gross profit margin as a percentage of revenue increased to 24.0% in 2000 from 22.2% in 1999. The increase was due to improved margins being realized as a result of better inventory management, which led to less discounting. Additionally, certain manufacturer promotions were in place during the December 2000 quarter that were not in place during the December 1999 quarter.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $2.3 million, or 12.4%, to $21.0 million for the three-month period ended December 31, 2000 from $18.7 million for the three-month period ended December 31, 1999. Selling, general, and administrative expenses as a percentage of revenue increased to 24.9% from 20.0% in 1999. The increase in selling, general and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the sales decrease and as the Company acquires dealers that operate in colder regions of the United States, the business becomes more seasonal.

         Interest Expense, Net. Interest expense, net decreased approximately $0.9 million or 75.5%, to approximately $0.3 million for the three-month period ended December 31, 2000 from approximately $1.2 million for the three-month period ended December 31, 1999. Interest expense, net as a percentage of revenue decreased to 0.3% in 2000 from 1.3% in 1999. The decrease in total interest charges was the result of reduced borrowings and changes in the company's product mix.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash needs are primarily for working capital to support operations, including new and used boats and related parts inventories, off-season liquidity, growth through acquisitions and new store openings. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. Currently, no agreements exist that restrict this flow of funds.

         At December 31, 2000, the Company's indebtedness totaled approximately $121.4 million, of which approximately $6.1 million was associated with the Company's real estate holdings and the remaining $115.3 million was associated with financing the Company's current inventory level and working capital needs.

         The Company maintains agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from March 2001 through July 2002.

         From March 1, 1998 through December 31, 2000, the Company has acquired eleven additional boat dealers, two yacht brokerage operations, and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,764,578 shares of its common stock and paid an aggregate of approximately $22.2 million in cash, resulting in the recognition of an aggregate of $40.2 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

          Except as specified in this "Management's Discussion and Analysis of Financial Condition, and Results of Operations " and in the attached condensed consolidated financial statements, the Company has no material commitments for capital for the next 12 months. The Company believes that its existing capital resources will be sufficient to finance the Company's operations for at least the next 12 months, except for possible significant acquisitions.

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

         The Company's business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows. The Company's current operations and its business could become substantially more seasonal as it acquires retailers that operate in colder regions of the United States.

                                     PART II
                                OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
                  Not applicable

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable


ITEM 5.      OTHER INFORMATION
                  Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
                  Not applicable

                                 MARINEMAX, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MARINEMAX INC.

Date: February 5, 2001                 By: /s/ Michael H. McLamb
                                   --------------------------------

                                             Michael H. McLamb
                                             Chief Financial Officer, Vice
                                             President, Secretary and Treasurer