Form 10-Q
period 2001-03-31
MARINEMAX INC
filed 2001-05-01
CIK 1057060

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                      Yes [X]                 No [ ]


The number of outstanding shares of the registrant's Common Stock on April 15, 2001 was 15,216,390.

                                 MARINEMAX, INC.



                                Table of Contents
                                -----------------

Item No.                                                                                                 Page
-------                                                                                                  ----
PART I  FINANCIAL INFORMATION
    1.  Financial Statements (unaudited):
        Condensed Consolidated Results of Operations
           For the Three-Month and Six-Month Periods Ended
           March 31, 2000 and March 31, 2001..............................................................3
        Condensed Consolidated Balance Sheets as of
           September 30, 2000 and March 31, 2001..........................................................4
        Condensed Consolidated Statements of Cash Flows
           for the Six-Month Periods Ended
           March 31, 2000 and March 31, 2001..............................................................5
        Notes to Condensed Consolidated Financial Statements..............................................6

    2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition........................................................................8

PART II  OTHER INFORMATION
    1.  Legal Proceedings................................................................................12
    2.  Changes in Securities and Use of Proceeds........................................................12
    3.  Defaults Upon Senior Securities..................................................................12
    4.  Submission of Matters to a Vote of Security Holders..............................................12
    5.  Other Information................................................................................13
    6.  Exhibits and Reports on Form 8-K.................................................................13
    7.  Signatures.......................................................................................14


ITEM 1.              FINANCIAL STATEMENTS

                        MARINEMAX, INC. AND SUBSIDIARIES
                  Condensed Consolidated Results of Operations
             (amounts in thousands except share and per share data)
                                   (Unaudited)


                                                               For the Three-Month                        For the Six-Month
                                                              Period Ended March 31,                    Period Ended March 31,
                                                              ----------------------                    ----------------------
                                                              2000                 2001                2000                2001
                                                              ----                 ----                ----                ----
Revenue                                                    $ 155,240            $ 143,224          $ 248,757          $ 228,001
Cost of sales                                                122,461              112,718            195,236            177,158
                                                             -------              -------            -------            -------
           Gross profit                                       32,779               30,506             53,521             50,843

Selling, general, and
    administrative expenses                                   25,412               24,776             44,146             45,843
                                                             -------              -------            -------            -------
           Income from operations                              7,367                5,730              9,375              5,000

Interest expense, net                                          1,378                  579              2,558                868
                                                             -------              -------            -------            -------
Income before income taxes                                     5,989                5,151              6,817              4,132

Income tax provision                                           2,367                2,015              2,719              1,644
                                                             -------              -------            -------            -------
Net income                                                   $ 3,622              $ 3,136            $ 4,098            $ 2,488
                                                             =======              =======            =======            =======
Basic and diluted net income  per common share:               $ 0.24               $ 0.21            $  0.27            $  0.16
                                                             =======              =======            =======            =======
Shares used in computing net income per common share:
                Basic                                     15,180,211           15,195,815         15,180,211         15,223,218
                                                          ==========           ==========         ==========         ==========
                Diluted                                   15,192,732           15,195,815         15,181,776         15,223,218
                                                          ==========           ==========         ==========         ==========






            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             (amounts in thousands except share and per share data)



                                                                                      September 30,              March 31,
                                                                                         2000                       2001
                                                                                         ----                       ----
                                                          ASSETS                                                 (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                     $   12,583                  $   14,745
      Accounts receivable, net                                                          18,845                      20,310
      Inventories                                                                      115,036                     180,699
      Prepaids and other current assets                                                  2,464                       1,415
                                                                                    ----------                  ----------
           Total current assets                                                        148,928                     217,169

Property and equipment, net                                                             42,207                      48,111
Goodwill and other assets                                                               40,195                      41,110
                                                                                    ----------                  ----------
           Total assets                                                             $  231,330                  $  306,390
                                                                                    ==========                  ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                              $    5,717                      $9,402
      Customer deposits                                                                 15,918                      12,135
      Accrued expenses                                                                  13,568                      16,463
      Short-term borrowings                                                             72,100                     139,394
      Current maturities of long-term debt                                                 521                         771
      Current deferred tax liability                                                       251                         143
                                                                                      --------                   ---------
           Total current liabilities                                                   108,075                     178,308

Long-term debt, net of current maturities                                                5,759                       8,281
Deferred tax liability                                                                   1,358                       1,650
Other liabilities                                                                        3,798                       3,561
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued or outstanding                                                    -                           -
Common stock, $.001 par value; 24,000,000 shares authorized, 15,221,780 and 15,185,094 shares issued and outstanding at September 30, 2000
   and March 31, 2001, respectively                                                         15                          15
Additional paid-in capital                                                              63,572                      63,835
Treasury stock, at cost, 81,413 shares held at
   March 31,2000                                                                             -                       (501)
Retained earnings                                                                       48,753                      51,241
                                                                                      --------                   ---------
Total stockholders' equity                                                             112,340                     114,590
                                                                                      --------                   ---------
Total liabilities and stockholders' equity                                            $231,330                   $ 306,390
                                                                                      ========                   =========



            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
             (amounts in thousands except share and per share data)
                                   (Unaudited)



                                                                                   March 31,                   March 31,
                                                                                     2000                        2001
                                                                                     ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                   $ 4,098                     $ 2,488
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                             1,820                       1,906
           Deferred income tax provision (benefit)                                     265                         184
           Loss (gain) on sale of property and equipment                              (66)                        (14)
           Other                                                                         -                          35
      Decrease (increase) in --
           Accounts receivable, net                                                (8,457)                     (1,465)
           Inventories                                                            (16,143)                    (65,621)
           Prepaids and other assets                                                   (9)                       1,982
      Increase (decrease) in --
           Accounts payable                                                        (7,510)                       3,685
           Customer deposits                                                       (6,130)                     (3,868)
           Accrued expenses and other liabilities                                    7,652                       2,328
           Short-term borrowings                                                    36,706                      67,294
                                                                                  --------                    --------
                Net cash provided by (used in)
                  operating activities                                              12,226                       8,934
                                                                                  --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (2,246)                     (3,747)
      Proceeds from sale of property and equipment                                     567                          61
      Cash acquired (used) in purchase of businesses                               (1,221)                     (5,585)
                                                                                  --------                    --------
                Net cash provided by (used in) investing activities                (2,900)                     (9,271)
                                                                                  --------                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                         367                         228
      Purchases of Treasury Stock                                                        -                       (501)
      Borrowings of long-term debt                                                       -                       3,150
      Repayments of long-term debt                                                   (808)                       (378)
                                                                                  --------                    --------
                Net cash provided by (used in)
                  financing activities                                               (441)                       2,499
                                                                                  --------                    --------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                               8,885                       2,162
CASH AND CASH EQUIVALENTS,
      beginning of period                                                            8,297                      12,583
                                                                                  --------                    --------
CASH AND CASH EQUIVALENTS, end of period                                          $ 17,182                    $ 14,745
                                                                                  ========                    ========


Supplemental Disclosures of Cash Flow Information:
      Cash paid for
           Interest                                                                $ 3,118                     $ 1,665
           Income taxes                                                            $ 1,951                       $ 630



            See Notes to Condensed Consolidated Financial Statements

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1.         COMPANY BACKGROUND AND BASIS OF PRESENTATION

           MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer in the United States. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 53 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

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



2.         ACQUISITIONS

           On January 8, 2001, the Company acquired the net assets of Associated Marine Technologies, Inc. (Associated), including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash. Associated operates a full-service yacht repair facility near Ft. Lauderdale, Florida. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $2.3 million in goodwill.

                        MARINEMAX, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


3.         SHORT-TERM BORROWINGS:

           The Company has executed agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions providing for combined borrowing availability of $235 million at a weighted average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates, ranging from July 2001 through December 2002.



4.         LONG-TERM DEBT

           On February 20, 2001 the Company entered into a $3.15 million mortgage note payable collateralized by the property and building purchased in the Associated acquisition. Payments of $37,621 are due monthly and bear an interest rate of 7.64%. The mortgage note payable matures in March 2011.



5.         STOCKHOLDERS' EQUITY

           In November 2000, the Company's Board of Directors approved a share repurchase plan allowing the Company to repurchase up to 300,000 shares of its common stock. Under the plan, the Company may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of March 31, 2001, an aggregate of 81,413 shares of Common Stock has been repurchased under the plan for an aggregate purchase price of $0.5 million.

           On February 27, 2001, the Company's stockholders authorized an amendment to the Company's certificate of incorporation to reduce the total number of authorized shares of stock from 45.0 million to 25.0 million, consisting of 24.0 million shares of common stock and 1.0 million shares of preferred stock, and authorized the Company's Board of Directors, without further action of stockholders, to increase the total number of shares of stock from the reduced amount to the amount of 45.0 million, consisting of 40.0 million shares of common stock and 5.0 million shares of preferred stock.



6.         EMPLOYEE STOCK PURCHASE PLAN

           On February 27, 2001, the Company's stockholders authorized an amendment to the Company's 1998 Incentive Stock Plan to increase the number of shares of common stock that may be issued under the plan to the lesser of 4.0 million shares or 20% of the then-outstanding shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

           This Management's Discussion and Analysis of Results of Operations and Financial Condition contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the "Risk Factors" of the Company's Annual Report on Form 10-K as filed with the SEC on December 27, 2000. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company's ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company's filings with the Securities Exchange Commission.

GENERAL

           MarineMax is the largest recreational boat retailer in the United States with fiscal 2000 revenue exceeding $550 million. Through 53 retail locations in 13 states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers yacht brokerage services.

           MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the "Pooled Companies"). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. Through March 31, 2001, the Company acquired nine additional boat retailers, two yacht brokerage operations, a full-service yacht repair facility, and companies owning real estate used in the operations of certain subsidiaries (collectively, the "Purchased Companies"). In connection with the Purchased Companies, the Company issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $27.8 million in cash, resulting in the recognition of an aggregate of $42.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company's financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

           Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three months ended March 31, 2001 to the three months ended March 31, 2000, and the six months ended March 31, 2001 to the six months ended March 31, 2000 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000:

           Revenue. Revenue decreased $12.0 million, or 7.7%, to $143.2 million for the three-month period ended March 31, 2001 from $155.2 million for the three-month period ended March 31, 2000. Of this decrease, $16.8 million was attributable to an 11% decline in same-store sales and $4.8 million related to stores not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales for the three-month period ended March 31, 2001, resulted from the unusually harsh winter and the slowing economic environment during the three-month period ended March 31, 2001. Additionally, the decrease was attributable to the exceptional comparable-store sales growth of 58% during the three-month period ended March 31, 2000.

           Gross Profit. Gross profit decreased $2.3 million, or 6.9%, to $30.5 million for the three-month period ended March 31, 2001 from $32.8 million for the three-month period ended March 31, 2000. Gross profit margin as a percentage of revenue increased to 21.3% in 2001 from 21.1% in 2000. The increase was attributable to better inventory management, which led to the availability of products in greater demand. Commissions received on certain finance and insurance products also expanded modestly during the quarter. This was partially offset by an increase in the sale of larger products, which historically yield lower gross profits per unit.

           Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased approximately $0.6 million, or 2.5%, to $24.8 million for the three-month period ended March 31, 2001 from $25.4 million for the three-month period ended March 31, 2000. Selling, general, and administrative expenses as a percentage of revenue increased to 17.3% from 16.4% in 2000. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the sales decrease. Additionally, as the Company acquires dealers that operate in colder regions of the United States, the business becomes more seasonal.

           Interest Expense, Net. Interest expense, net decreased approximately $0.8 million or 58.0%, to approximately $0.6 million for the three-month period ended March 31, 2001 from approximately $1.4 million for the three-month period ended March 31, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 0.9% in 2000. The decrease in total interest charges was the result of reduced average borrowings and a more favorable interest rate environment in fiscal 2001.

Six-Month Period Ended March 31, 2001 Compared to Six-Month Period Ended March 31,2000:

           Revenue. Revenue decreased $20.8 million, or 8.3%, to $228.0 million for the six-month period ended March 31, 2001 from $248.8 million for the six-month period ended March 31, 2000. Of this decrease, $28.0 million was attributable to a 12% decline in same-store sales and $7.2 million related to stores not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales for the six-month period ended March 31, 2001, resulted from the unusually harsh winter and the slowing economic environment during the six-month period ended March 31, 2001. Additionally, the decrease was attributable to the exceptional comparable-store sales growth of 47% during the three-month period ended March 31, 2000.

           Gross Profit. Gross profit decreased $2.7 million, or 5.0%, to $50.8 million for the six-month period ended March 31, 2001 from $53.5 million for the six-month period ended March 31, 2000. Gross profit margin as a percentage of revenue increased to 22.3% in 2001 from 21.5 % in 2000. The increase was attributable to improved margins being realized as a result of better inventory management, which led to the availability of products in greater demand. Additionally, finance and insurance commissions increased modestly and certain manufacturer promotions were in place during the six-month period ended March 31, 2001 that were not in place during six-month period ended March 31, 2000.

           Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $1.7 million, or 3.8% to $45.8 million for the six-month period ended March 31, 2001 from $44.1 million for the six-month period ended March 31, 2000. Selling, general, and administrative expenses as a percentage of revenue increased to 20.1% from 17.8% in 2000. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the sales decrease. Additionally, as the Company acquires dealers that operate in colder regions of the United States, the business becomes more seasonal.

           Interest Expense, Net. Interest expense, net decreased approximately $1.7 million, or 66.1%, to $0.9 million for the six-month period ended March 31, 2001 from approximately $2.6 million for the six-month period ended March 31, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 1.0% in 2000. The decrease in total interest charges was the result of reduced average borrowings and a more favorable interest rate environment in fiscal 2001.

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

           On February 20, 2001, the Company entered into a $3.15 million mortgage note payable collateralized by the property and building purchased in the Associated acquisition. Payments of $37,621 are due monthly and bear an interest rate of 7.64%. The mortgage note payable matures in March 2011.

           At March 31, 2001, the Company's indebtedness totaled approximately $148.4, of which approximately $9.1 was associated with the Company's real estate holdings and the remaining $139.3 was associated with financing the Company's inventory and working capital needs.

           The Company has agreements for working capital borrowing facilities (the "Facilities") with four separate financial institutions, providing for combined borrowing availability of $235 million at a weighted average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from July 2001 through December 2002.

           Through March 31, 2001, the Company has acquired nine recreational boat dealers, two yacht brokerage operations, a full-service yacht repair facility, and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,764,578 shares of its common stock and paid an aggregate of approximately $27.8 million in cash, resulting in the recognition of an aggregate of $42.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.



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

ITEM 1.         LEGAL PROCEEDINGS
                     Not applicable

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
                     Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                     Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The Company's 2000 Annual Meeting of Stockholders was held on February 27, 2001. The following nominees were elected to the Company's Board of Directors to serve as Class III directors for a three-year term expiring in 2004, or until their successors are elected and qualified, or until their earlier resignation or removal:

Nominee                                       Votes in Favor         Withheld
-------                                       --------------         --------
Gerald M. Benstock                               12,968,045             --
Dean S. Woodman                                  12,968,045             --

                     The following directors' terms of office continued after the 2000 Annual meeting of Stockholders: William H. McGill Jr., Richard
         R. Bassett, Paul Graham Stovall, Robert S. Kant, R. David Thomas, and Stewart Turley.

                     Additionally, the following issues were voted upon by the Company's stockholders:

                     To amend the Company's certificate of incorporation to reduce the number of authorized shares of stock subject to subsequent increase by the Company's Board of Directors:

Votes in Favor            Opposed         Abstained        Broker Non-Vote
--------------            -------         ---------        ---------------
   11,150,942              36,974           6,729              1,902,851

                     To amend the Company's 1998 Incentive Stock Plan to increase the number of shares that may be issued:

Votes in Favor            Opposed         Abstained        Broker Non-Vote
--------------            -------         ---------        ---------------
    9,956,291            1,225,454         12,900              1,902,851

                     To approve the Company's revised incentive compensation program:

Votes in Favor            Opposed         Abstained        Broker Non-Vote
--------------            -------         ---------        ---------------
  10,658,526              198,867          337,252             1,902,851

                     To ratify Arthur Andersen LLP as the independent certified public accountants of the Company for the fiscal year ending September 30, 2001:

Votes in Favor            Opposed         Abstained        Broker Non-Vote
--------------            -------         ---------        ---------------
  13,061,969                3,800           31,457                  -


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


                                                MARINEMAX INC.

April 30, 2001                        By:   /s/ Michael H. McLamb
                                         ---------------------------
                                         Michael H. McLamb
                                         Chief Financial Officer, Vice
                                         President, Secretary and Treasurer