Form 10-Q
period 2001-06-30
MARINEMAX INC
filed 2001-08-14
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or

[   ]                                                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 1-14173

MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3496957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

18167 U.S. 19 NORTH, SUITE 499

Clearwater, Florida	33764

(Address of principal executive offices)	(ZIP Code)

727-531-1700
(Registrant’s telephone number, including area code)

     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of outstanding shares of the registrant’s Common Stock on August 10, 2001 was 15,195,710.

MARINEMAX, INC.

ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended June 30,		Ended June 30,

	2000	2001	2000	2001

Revenue	$174,546	$165,694	$423,303	$393,695

Cost of sales	131,924	127,301	327,160	304,459

Gross profit	42,622	38,393	96,143	89,236

Selling, general, and administrative expenses	24,946	24,390	69,093	70,233

Income from operations	17,676	14,003	27,050	19,003

Interest expense, net	1,019	732	3,576	1,600

Income before income taxes	16,657	13,271	23,474	17,403

Income tax provision	6,350	5,056	9,068	6,700

Net income	$10,307	$8,215	$14,406	$10,703

Basic and diluted net income per common share :	$0.68	$0.54	$0.95	$0.70

Shares used in computing net income per common share:

Basic	15,218,620	15,193,995	15,192,967	15,213,477

Diluted	15,218,620	15,231,290	15,197,141	15,225,911

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	September 30, 2000	June 30, 2001

		(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,583	$16,371

Accounts receivable, net	18,845	22,623

Inventories	115,036	156,768

Prepaids and other current assets	2,464	2,812

Total current assets	148,928	198,574

Property and equipment, net	42,207	50,237

Goodwill and other assets	40,195	40,779

Total assets	$231,330	$289,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$5,717	$10,300

Customer deposits	15,918	12,271

Accrued expenses	13,568	14,891

Short-term borrowings	72,100	115,000

Current maturities of long-term debt	521	770

Current differed tax liability	251	14

Total current liabilities	108,075	153,246

Long-term debt, net of current maturities	5,759	8,063

Deferred tax liability	1,358	1,826

Other liabilities	3,798	3,561

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.001 par value; 24,000,000 shares authorized, 15,221,780 and 15,195,710 shares issued and outstanding at September 30, 2000 and June 30, 2001, respectively	15	15

Additional paid-in capital	63,572	63,925

Treasury stock, at cost, 81,413 shares held at June 30, 2001	—	(501)

Retained earnings	48,753	59,455

Total stockholders’ equity	112,340	122,894

Total liabilities and stockholders’ equity	$231,330	$289,590

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended
(amounts in thousands except share and per share data)
(Unaudited)

	June 30,	June 30,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$14,406	$10,703

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,363	2,920

Deferred income tax provision (benefit)	270	231

Loss (gain) on sale of property and equipment	(64)	(22)

Other	—	125

Decrease (increase) in —

Accounts receivable, net	(11,536)	(3,778)

Inventories	11,616	(41,691)

Prepaids and other assets	(1,428)	621

Increase (decrease) in —

Accounts payable	(3,043)	4,583

Customer deposits	2,525	(3,732)

Accrued expenses and other liabilities	7,067	756

Short-term borrowings	(8,452)	42,900

Net cash provided by (used in) operating activities	13,724	13,616

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,429)	(6,567)

Proceeds from sale of property and equipment	610	44

Cash acquired (used) in purchase of businesses	(4,544)	(5,585)

Net cash provided by (used in) investing activities	(7,363)	(12,108)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	678	228

Purchases of Treasury Stock	—	(501)

Borrowings of long-term debt	—	3,150

Repayments on long-term debt	(966)	(597)

Net cash provided by (used in) financing activities	(288)	2,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,073	3,788

CASH AND CASH EQUIVALENTS, beginning of period	8,297	12,583

CASH AND CASH EQUIVALENTS, end of period	$14,370	$16,371

Supplemental Disclosures of Cash Flow Information:

Cash paid for

Interest	$4,041	$2,699

Income taxes	$3,281	$2,230

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

     MarineMax is the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation (Brunswick) is one of the world’s largest manufacturer of recreational boats, including Sea Ray and Boston Whaler. Sales of new Brunswick boats accounted for 82% of the Company’s new boat revenue in fiscal 2000. The Company represented approximately 8% of all Brunswick marine product sales during the same period. Each of the Company’s applicable Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

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

3. SHORT-TERM BORROWINGS:

     The Company has executed agreements for working capital borrowing facilities (the “Facilities”) with four separate financial institutions providing for combined borrowing availability of $235 million at a weighted average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates, ranging from July 2001 through December 2002.

     The Company is currently in the process of refinancing the Facilities. As a part of the refinancing process, the July 2001 maturity was extended through August 31, 2001. Upon completion and execution of the legal documentation, the inventory and working capital borrowing capacity of the Company is expected to be approximately $230 million.

4. LONG-TERM DEBT

     On February 20, 2001 the Company entered into a $3.15 million mortgage note payable collateralized by the property and building purchased in the Associated acquisition. Payments of $37,621 are due monthly and bear an interest rate of 7.64%. The mortgage note payable matures in March 2011.

5. STOCKHOLDERS’ EQUITY

     In November 2000, the Company’s Board of Directors approved a share repurchase plan allowing the Company to repurchase up to 300,000 shares of its common stock. Under the plan, the Company may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of June 30, 2001, an aggregate of 81,413 shares of Common Stock has been repurchased under the plan for an aggregate purchase price of $0.5 million.

     On February 27, 2001, the Company’s stockholders authorized an amendment to the Company’s certificate of incorporation to reduce the total number of authorized shares of stock from 45.0 million to 25.0 million, consisting of 24.0 million shares of common stock and 1.0 million shares of preferred stock, and authorized the Company’s Board of Directors, without further action of stockholders, to increase the total number of shares of stock from the reduced amount to the amount of 45.0 million, consisting of 40.0 million shares of common stock and 5.0 million shares of preferred stock.

6. INCENTIVE STOCK PLAN

     On February 27, 2001, the Company’s stockholders authorized an amendment to the Company’s 1998 Incentive Stock Plan to increase the number of shares of common stock that may be issued under the plan to the lesser of 4.0 million shares or 20% of the then-outstanding shares of common stock.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 provides that goodwill will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning between March 15 and December 15, 2001. The Company currently plans to adopt SFAS No. 142 beginning October 1, 2001. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.

     This Management’s Discussion and Analysis of Results of Operations and Financial Condition contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in the “Risk Factors” of the Company’s Annual Report on Form 10-K as filed with the SEC on December 27, 2000. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company’s ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company’s filings with the Securities and Exchange Commission.

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

     MarineMax was incorporated in January 1998. MarineMax has consummated a series of business combinations since its formation. Certain business combinations have been accounted for under the pooling-of-interests method of accounting (collectively, the “Pooled Companies”). Accordingly, the financial statements have been restated to reflect the operations as if the companies had operated as one entity since inception. Through June 30, 2001, the Company acquired nine additional boat retailers, two yacht brokerage operations, a full-service yacht repair facility, and companies owning real estate used in the operations of certain subsidiaries (collectively, the “Purchased Companies”). In connection with the Purchased Companies, the Company issued an aggregate of 2,764,578 shares of common stock and paid an aggregate of approximately $27.8 million in cash, resulting in the recognition of an aggregate of $42.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Purchased Companies have been reflected in the Company’s financial statements subsequent to their respective acquisition dates. Each of the Purchased Companies is continuing its operations as a wholly owned subsidiary of the Company.

     Each of the Pooled Companies and Purchased Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of the Company. The following discussion compares the three months ended June 30, 2001 to the three months ended June 30, 2000, and the nine months ended June 30, 2001 to the nine months ended June 30, 2000 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000:

     Revenue. Revenue decreased $8.8 million, or 5.1%, to $165.7 million for the three-month period ended June 30, 2001 from $174.5 million for the three-month period ended June 30, 2000. Of this decrease, $10.9 million was attributable to a 6% decline in same-store sales partially offset by a $2.1 million increase related to stores not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales was attributable to adverse weather in certain of the Company’s operating regions and the worsened economic environment during the three-month period ended June 30, 2001.

     Gross Profit. Gross profit decreased $4.2 million, or 9.9%, to $38.4 million for the three-month period ended June 30, 2001 from $42.6 million for the three-month period ended June 30, 2000. Gross profit margin as a percentage of revenue decreased to 23.2% in 2001 from 24.4% in 2000. The decrease in gross profit margin was attributable to an increase in the sale of larger products, which historically yield lower gross profits per unit and downward pressure on the sales price of the Company’s products due to the declining economy. This decline was partially offset by certain manufacturer promotions in place during the three-month period ended June 30, 2001.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased approximately $0.5 million, or 2.2%, to $24.4 million for the three-month period ended June 30, 2001 from $24.9 million for the three-month period ended June 30, 2000. Selling, general, and administrative expenses as a percentage of revenue increased to 14.7% in 2001 from 14.3% in 2000. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the revenue decrease.

     Interest Expense, Net. Interest expense, net decreased approximately $0.3 million or 28.2%, to approximately $0.7 million for the three-month period ended June 30, 2001 from approximately $1.0 million for the three-month period ended June 30, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 0.6% in 2000. The decrease in total interest charges was the result of a more favorable interest rate environment in fiscal 2001.

Nine-Month Period Ended June 30, 2001 Compared to Nine-Month Period Ended June 30, 2000:

     Revenue. Revenue decreased $29.6 million, or 7.0%, to $393.7 million for the nine-month period ended June 30, 2001 from $423.3 million for the nine-month period ended June 30, 2000. Of this decrease, $31.0 million was attributable to an 8% decline in comparable-store sales partially offset by a $1.4 million increase related to stores not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales, for the nine-month period ended June 30, 2001, was attributable to a worse economic environment in the current year, adverse weather in certain of the Company’s operating regions and to the exceptional comparable-store sales growth of 28% during the nine-month period ended June 30, 2000.

     Gross Profit. Gross profit decreased $6.9 million, or 7.2%, to $89.2 million for the nine-month period ended June 30, 2001 from $96.1 million for the nine-month period ended June 30, 2000. Gross profit margin as a percentage of revenue remained stable, decreasing by .04% in 2001 from 22.7% in 2000. The slight decrease in gross profit margin was attributable to an increase in the sale of larger products, which historically yield lower gross profits per unit. This was partially offset by a modest increase in finance and insurance commissions and certain manufacturer promotions in place during the nine-month period ended June 30, 2001 that were not in place during the nine-month period ended June 30, 2000.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $1.1 million, or 1.6%, to $70.2 million for the nine-month period ended June 30, 2001 from $69.1 million for the nine-month period ended June 30, 2000. Selling, general, and administrative expenses as a percentage of revenue increased to 17.8% in 2001 from 16.3% in 2000. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the revenue decrease.

     Interest Expense, Net. Interest expense, net decreased approximately $2.0 million, or 55.3%, to $1.6 million for the nine-month period ended June 30, 2001, from approximately $3.6 million for the nine-month period ended June 30, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 0.8% in 2000. The decrease in total interest charges was the result of reduced average borrowings and a more favorable interest rate environment in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through new retail openings and acquisitions. These cash needs have historically been financed from operations and borrowings under credit facilities. The Company depends upon dividends and other payments from its operating subsidiaries to fund its obligations and meet its cash needs. No agreements exist that restrict this flow of funds.

     On February 20, 2001, the Company entered into a $3.15 million mortgage note payable collateralized by the property and building purchased in the Associated acquisition. Payments of $37,621 are due monthly and bear an interest rate of 7.64%. The mortgage note payable matures in March 2011.

     At June 30, 2001, the Company’s indebtedness totaled approximately $123.8 million, of which approximately $8.8 million was associated with the Company’s real estate holdings and the remaining $115.0 million was associated with financing the Company’s inventory and working capital needs.

     The Company has agreements for working capital borrowing facilities (the “Facilities”) with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate of LIBOR plus 143 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facilities have similar terms and mature on various dates ranging from July 2001 through December 2002.

     The Company is currently in the process of refinancing the Facilities. As a part of the refinancing process, the July 2001 maturity was extended through August 31, 2001. Upon completion and execution of the legal documentation, the inventory and working capital borrowing capacity of the Company is expected to be approximately $230 million.

     Through June 30, 2001, the Company has acquired nine recreational boat dealers, two yacht brokerage operations, a full-service yacht repair facility, and companies owning real estate used in the operations of certain subsidiaries of the Company. In connection with these acquisitions, the Company issued an aggregate of 2,764,578 shares of its common stock and paid an aggregate of approximately $27.8 million in cash, resulting in the recognition of an aggregate of $42.5 million in goodwill, which represents the excess of the purchase price over the estimated fair value of the net assets acquired.

     Except as specified in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the attached condensed consolidated financial statements, the Company has no material commitments for capital for the next 12 months. The failure to maintain sufficient working capital borrowing facilities on favorable terms and conditions could have a material adverse effect on the Company’s growth, financial condition and results from operations. The Company believes that its existing capital resources will be sufficient to finance the Company’s operations for at least the next 12 months, except for possible significant acquisitions.

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

     The Company’s business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, the Company generally realizes significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. The Company’s current operations and its business could become substantially more seasonal as it acquires retailers that operate in colder regions of the United States.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A Current Report on Form 8-K dated July 25, 2001, indicated in Item 9 the Company’s outlook for the quarter ended September 30, 2001 and fiscal year ending September 30, 2002.

MARINEMAX, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

August 14, 2001	By: /s/ Michael H. McLamb

Michael H. McLamb Chief Financial Officer, Vice President, Secretary and Treasurer