Form 10-K
period 2001-09-30
MARINEMAX INC
filed 2001-12-20
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2001

Commission File Number 1-14173

MarineMax, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

18167 U.S. Highway North

Suite 499
Clearwater, Florida 33764
(727) 531-1700
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of Common Stock held by nonaffiliates of the registrant (15,221,378 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on December 13, 2001, was $60,952,489. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

      As of December 13, 2001, there were outstanding 15,221,378 shares of registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

      Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2001

PART I

Item 1.     Business

Introduction

Our Company

      We are the largest recreational boat dealer in the United States. Through 53 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), ski boats, and fishing boats with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and Hatteras Yachts. Sales of new Brunswick boats accounted for 58% of our revenue in fiscal 2001, which we believe represented in excess of 30% of all new Sea Ray boat sales and approximately 9% of all Brunswick marine product sales during the period. Brunswick Corporation is the world’s largest manufacturer of recreational boats and engines, including Sea Ray, Boston Whaler, and Mercury. Sales of new Hatteras Yachts accounted for 12% of our revenue in fiscal 2001. In November 2001, Brunswick completed the acquisition of Hatteras Yachts from Genmar Industries, Inc. Each of our principal operating subsidiaries is a party to a ten-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have had the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet since October 1998 and the right to sell Hatteras Yachts in the state of Texas since October 2001.

      We commenced operations as a combined company as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers and have acquired 11 additional previously independent recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation since that time. We are capitalizing on the experience and success of each of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. While we believe the average new boat retailer generates less than $3.0 million in annual sales, our retail locations, which operated at least 12 months, averaged $12 million in annual sales in fiscal 2001. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2001 was approximately $87,000 compared to the estimated industry average selling price of approximately $21,000. For the fiscal year ended September 30, 2001, we had revenue of approximately $504 million, operating income of approximately $27.4 million, and net income of approximately $15.3 million. Our same-store sales increased an average of 15% for the last five years, including a decline of 9% in fiscal 2001.

      We are adopting the best practices of our acquired dealers as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, one year of scheduled maintenance on many models, which we call “MarineMax Care,” MarineMax Value-Price sales approach, prime retail locations, extensive facilities, strong management and sales teams, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

      The recreational boating industry generated approximately $25.6 billion in retail sales in calendar 2000, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, and trailers, and accessories accounted for approximately $11.2 billion of these sales in 2000. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small retailers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers, particularly during a period of stagnant industry growth. We also believe that many dealers lack an exit strategy for their owners.

      We maintain our executive offices at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 16 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

Strategy

      Our goal is to enhance our position as the nation’s leading retailer of recreational boats. Key elements of our operating and growth strategies include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process, one year of scheduled maintenance on many models, superior service, and premier facilities;

•	implementing the “best practices” of each of our acquired dealers as appropriate throughout our dealerships;

•	achieving operating efficiencies and synergies among our dealerships to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	opening additional retail facilities in our existing and new territories;

•	offering additional product lines and services;

•	pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	expanding our Internet retail operations and marketing;

•	promoting national brand name recognition and our North-South connection;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations.

Development of the Company; Acquisitions

      MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. We acquired a sixth recreational boat dealer on April 30, 1998. Since our initial public offering in June 1998, we have acquired 11 additional recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation.

      Each of our acquired dealers is continuing its operations under the MarineMax name as a wholly owned operating subsidiary of our company. The following table sets forth information regarding the acquired companies and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast, Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest, Florida
Harrison’s Boat Center, Inc.	March 1998	Northern California
Harrison’s Marine Centers of
Arizona, Inc.	March 1998	Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N
Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida

      In October 1998, we received the Hatteras Yachts dealership for the state of Florida, excluding certain portions of the Florida Panhandle, and became the U.S. distributor for Hatteras products over 82 feet. In October 2001, we received the Hatteras Yachts dealership for the state of Texas.

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

Business

General

      We are the largest recreational boat dealer in the United States. Through 53 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and Hatteras Yachts. Sales of new Brunswick boats accounted for 58% of our revenue in fiscal 2001, which we believe represented in excess of 30% of all new Sea Ray boat sales and approximately 9% of all Brunswick marine product sales during the period. Brunswick Corporation is the world’s largest manufacturer of recreational boats and engines, including Sea Ray, Boston Whaler, and Mercury. Sales of new Hatteras Yachts accounted for 12% of our revenue in fiscal 2001. In November 2001, Brunswick completed the acquisition of Hatteras Yachts from Genmar Industries, Inc. Each of our principal operating subsidiaries is a party to a ten-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have had the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet since October 1998 and the right to sell Hatteras Yachts in the state of Texas since October 2001.

U.S. Recreational Boating Industry

      We believe that total U.S. recreational boating sales generated $25.6 billion in revenue in calendar 2000, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. We believe that retail sales of new boats, engines, trailers, and accessories accounted for approximately $11.2 billion of such sales in 2000. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. We believe this decline can be attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail recreational boating sales have increased each year thereafter through 2000.

      Sales in the recreational boat industry are impacted significantly by other recreational opportunities; economic factors, including general economic conditions, consumer income and wealth levels, tax law changes, and fuel prices; and demographics. The share of recreational dollars that U.S. consumers spend on boating declined from 3.1% in 1988, the boating industry’s peak year, to 2.0% in 1996. We believe that the decline in boating is attributable to poor customer service throughout the industry, lack of boater education, and the perception that boating is time consuming, costly, and difficult.

      Most of our consumers are in the 35 to 54 age group. Although this age group accounts for approximately 30% of the U.S. population over age 16, they account for over 50% of discretionary income and represent the fastest growing segment of the U.S. population.

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

Strategy

      Our goal is to enhance our position as the nation’s leading operator of recreational boat dealerships. Key elements of our strategies include the following:

      Emphasizing Customer Satisfaction and Loyalty. We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with the negotiation-free purchase process. We further enhance and simplify the purchase process by offering financing and insurance at our retail locations with competitive terms and streamlined turnaround. We offer the customer a thorough in-water orientation of boat operation, where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer’s entire family. We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer’s wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

      Implementing Best Practices. We implement the “best practices” of each of our acquired dealers as appropriate throughout our dealerships. As an example, we have implemented the MarineMax Value-Price sales approach at each of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, where beneficial, the best practices of each acquired dealer in terms of location design and layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

      Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize at the corporate level certain administrative functions such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of each of our retail locations to offer complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer’s boat location, and giving access to a larger inventory, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

      Emphasizing Employee Training and Development. To promote continued internal growth, we devote substantial efforts to train our employees to understand our core retail philosophies which focus on making the purchase of a boat and its subsequent use as hassle free and enjoyable as possible. Our Clearwater, Florida-based MarineMax University, or “MMU,” teaches our retail philosophies to existing employees and employees added through acquisitions. MMU is a modularized and instructor led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

      Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 10 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers by expanding various innovative retail formats developed by us such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed five retail locations, excluding those opened on a temporary basis for a specific purpose.

      Offering Additional Product Lines and Services. We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our existing and acquired dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. For example, we added Baja, Sea Hunt, and Sea Pro product lines in fiscal 1996; Boston Whaler product lines in fiscal 1997; Hatteras, Supra, and Azimut product lines in fiscal 1999; Sport-Craft product lines in fiscal 2000; and Sea Hunt and MB Sports product lines in 2001. In October 2001, we added Hatteras Yachts to our Texas operations. In addition, we plan to increase our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to offer enhanced financing and insurance packages and programs designed to better serve customers and thereby increase sales and improve profitability.

      Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines and our market penetration by acquiring dealers that distribute recreational boat product lines different from those we currently offer. As a result of the considerable industry experience and relationships of our management team, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror by boat dealers because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. Brunswick has agreed to cooperate in good faith with us and not to unreasonably withhold its consent to the acquisition by us each year of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year to the extent such Sea Ray dealers desire to be acquired by us. See “Business — Brunswick Agreement Relating to Acquisitions.”

      Utilization of the Internet. Our web initiative, MarineMax.com, provides customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores leads to potential customers for new and used boats and brokerage services. We also conduct auctions of used boats on our website. This initiative is the first known auction format to focus on boats in the marine industry. We also plan to expand our ability to offer financing and insurance products on our website and enhance the marketing of our website.

      Promoting Brand Name Recognition and North-South Connection. We are promoting our brand name recognition to take advantage of our status as the nation’s only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. As a result, our signage emphasizes the MarineMax name at each of our locations, and we have increased our national advertising in various print and other media.

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

      Utilizing Technology Throughout Operations. We believe that our management information system, which currently is being utilized by each operating subsidiary and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages. In fiscal 2000, we deployed a web-based tool that allows our managers to access essentially all financial and operational data from anywhere at anytime. This tool has increased the efficiency of our managers, and we expect it to lead to greater operating improvements.

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

     New Boat Sales

      We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats and Boston Whaler offshore fishing boats. In fiscal 2001, approximately 58% of our revenue was derived from the sale of new boats manufactured by Brunswick. We believe that we exceed 30% of Sea Ray’s new boat sales and approximately 9% of all of Brunswick’s marine product sales during that period. Sales of new Hatteras Yachts, which was acquired by Brunswick in November 2001, accounted for 12% of our revenue during fiscal 2001. Certain of our dealerships also sell luxury yachts, fishing boats, ski boats, and pontoon boats provided by other manufacturers. During fiscal 2001, new boat sales accounted for approximately 73% of our revenue.

      We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2001 average new boat sales price of approximately $87,000 compared with our estimated industry average selling price of approximately $21,000. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as yachts and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

      The following table is illustrative of the range of new boats that we offer but is not all inclusive:

	Number			Manufacturer Suggested
Product Line and Trade Name	of Models	Overall Length		Retail Price Range

Motor Yachts and Convertibles
Hatteras Motor Yachts	10	63’ to 100’	+	$1,000,000 to $8,000,000	+
Hatteras Convertibles	8	50’ to 90’		1,000,000 to 6,000,000	+
Pleasure Boats
Sea Ray Yachts	7	51’ to 68’		950,000 to 3,100,000
Sea Ray Sport Yachts	9	38’ to 48’		360,000 to 950,000
Sea Ray Sport Cruisers	9	26’ to 34’		65,000 to 230,000
Sea Ray Sport Boats	15	18’ to 26’		18,000 to 81,500
Fishing Boats
Boston Whaler	17	12’ to 34’		5,000 to 360,000

      Motor Yachts and Convertibles. Hatteras Yachts is one of the world’s premier yacht builders. The Hatteras fleet is one of the most extensive serving the luxury megayacht segment of the market, with configurations for cruising and sport fishing. All Hatteras models include state-of-the-art designs with live-aboard luxury. The motor yacht series, ranging from 63 feet to over 100 feet, offers a flybridge with extensive guest seating, covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space, an elegant salon, and up to four staterooms for accommodations. The convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. Ranging from 50 feet to 90 feet, Hatteras convertibles feature interiors that offer luxurious salon/galley arrangements, up to four staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

      Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and up to three staterooms. The sport yachts and yachts come in a variety of configurations, including aft cabin, bridge cockpit, and express cruiser models, to suit each customer’s particular recreational boating style. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. All Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, insulated in-floor fish boxes, fight chairs, rod holders, and bait prep and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines.

      Fishing Boats. The fishing boats we offer range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, splash-well gates with rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

     Used Boat Sales

      We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. Approximately 64% of the used boats we sold in fiscal 2001 were Brunswick models.

      Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to increase our used boat business as a result of the increased availability of quality used boats generated from our acquisition of used boats in our expanding sales efforts, the increasing number of used boats that are well-maintained through our boat maintenance plans, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory has been posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

      At most of our retail locations we offer the Sea Ray LegacyTM warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection and provides protection against failure of most mechanical parts for up to three years. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, will enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

     Marine Engines and Related Marine Equipment

      We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements, including our OPTIMAX® 200-horsepower outboard engine, featuring a direct fuel injection technology that also increases fuel efficiency. See “Business — Environmental and Other Regulatory Issues.” An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Most of our operating subsidiaries have been recognized by Mercury Marine as “Platinum Dealers.” This designation is generally awarded to the top 5% of Mercury Marine dealers.

      We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care and service products (primarily Mercury Marine’s Quicksilver line); Kiekhaefer high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and wakeboards. We also offer novelty items, such as shirts, caps, and floormats bearing the manufacturers or dealer’s logo.

     Maintenance and Repair Services

      Providing customers with professional, prompt maintenance and repair services is critical to our sales efforts and contributes to our profitability. We provide maintenance and repair services at most of our retail locations, with extended service hours at certain of our locations. In addition, in many of our markets, we provide mobile maintenance and repair services at the location of the customer’s boat. We believe that this service commitment is a competitive advantage in the markets in which we compete and is critical to our efforts to provide a trouble-free boating experience. We also believe that our maintenance and repair services contribute to strong customer relationships and that our emphasis on preventative maintenance and quality service increases the potential supply of well-maintained boats for our used boat sales.

      Our MarineMax Care Program provides for hassle-free boating by covering certain of the manufacturer’s scheduled maintenance generally for one year. Our dealerships generally include the MarineMax Care Program as part of the MarineMax Value-Price of the boat on many models. Our technicians provide maintenance on a regularly scheduled basis at either our retail locations or dockside, thereby encouraging preventative maintenance.

      We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program. For warranty work, Brunswick reimburses a percentage of the dealer’s posted service labor rates, with the percentage varying depending on the dealer’s customer satisfaction index rating and attendance at service training courses. We derive the majority of our warranty revenue from Brunswick products, as Brunswick products comprise the majority of products sold. Certain other manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers permit warranty work to be performed only at authorized dealerships, we receive substantially all of the warranted maintenance and repair work required for the new boats we sell. Our third-

party extended warranty contracts also result in an ongoing demand for our maintenance and repair services for the duration of the term of the extended warranty contract.

      Our maintenance and repair services are performed by manufacturer-trained and certified service technicians. In charging for our mechanics’ labor, many of our dealerships use a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage markups on parts are similarly based on market conditions for different parts.

     F&I Products

      At each of our retail locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and insurance coverage, including credit-life, accident disability coverage, and boat property and casualty coverage (collectively, “F&I products”). During fiscal 2001, fee income generated from F&I products accounted for approximately 2.6% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same- day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

      We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 90 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

      We also offer extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge above a deductible. While we sell all new boats with the boat manufacturer’s standard hull warranty of generally five years and standard engine warranty of generally one year, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee, for arranging an extended service contract. We manage the service obligations that we sell and provide the parts and service (or pay the cost of others that may provide such parts and services) for claims made under the contracts. Most required services under the contracts are provided by us and paid for by the third-party contract holder.

     Brokerage Services

      Through employees or subsidiaries that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.

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

Retail Locations

      We sell our recreational boats and other marine products and offer our related boat services through 53 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

      Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin in northern California; the Intracoastal Waterway, the Atlantic Ocean, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; and Clear Lake, Lake Canroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give the customer immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

      We plan to reach new customers by expanding in new locations through various innovative retail formats, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating to the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display new and used boats in areas of high boating activity. We currently have three floating retail facilities. See “Properties.”

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

      We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or “MMU,” which provides training for employees in all aspects of our operations. Extensive training sessions are held periodically throughout the year covering a variety of topics. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

      Sales representatives receive compensation primarily on a commission basis. Each store manager is a salaried employee with incentive bonuses based on the performance of the managed dealership. Maintenance and repair service managers receive compensation primarily on a salary basis with commission incentives. Our management information system provides each store manager and sales representative with daily sales information, enabling them to monitor their performance on a daily, weekly, and monthly basis. We have a uniform, fully integrated management information system serving each of our dealerships. See “Business — Operations — Management Information System.”

     Sales and Marketing

      Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, hassle-free MarineMax Value-Price approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boat usage, and providing our customers with opportunities for boating. We strive to provide superior customer service and support before, during, and after the sale.

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

      We sell our boats at posted value prices that generally represent a discount from the manufacturer’s suggested retail price, including one year of scheduled maintenance on many models. The MarineMax Value-Price sales approach focuses on customer service by eliminating customer anxiety associated with price negotiation and the ongoing hassles of maintaining the boat.

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

      We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boat safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each company-sponsored event, planned and led by a company employee, also provides a favorable medium for acclimating new customers to boating and enables us to actively promote new product offerings to boating enthusiasts.

      As a result of our relative size, we believe we have a competitive advantage within the industry by being able to conduct an organized and systematic advertising and marketing effort. Part of our marketing effort includes an integrated prospect management system that tracks the status of each sales representative’s contacts with a prospect, automatically generates follow-up correspondence, facilitates company-wide availability of a particular boat or other marine product desired by a customer, and tracks the maintenance and service needs for the customer’s boat.

     Suppliers and Inventory Management

      We purchase substantially all of our new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership. We also exchange new boats with other dealers to accommodate customer demand and to balance inventory.

      We purchase new boats and other marine related products from Brunswick, which is the world’s largest manufacturer of recreational boats, including Sea Ray, Boston Whaler, Baja, and, since November 2001, Hatteras. We also purchase new boats and other marine related products from other manufacturers, including Century, MB Sports, Misty Harbor, Sea Hunt, Sea Pro, and Tracker Marine. In fiscal 2001, sales of new Brunswick boats accounted for 58% of our revenue and sales of new Hatteras Yachts accounted for 12% of our revenue. We believe our Sea Ray boat purchases exceeded 30% of Sea Ray’s boat sales, and approximately 9% of all Brunswick marine product sales during fiscal 2001. No other manufacturer accounted for a significant portion of our net purchases in fiscal 2001. Brunswick has entered into a ten-year dealer agreement with each of our principal operating subsidiaries covering Sea Ray products. See “Business — Dealer Agreements With Brunswick.”

      We typically deal with each of our manufacturers, other than the Sea Ray division of Brunswick, under an annually renewable, non-exclusive dealer agreement. Manufacturers generally establish prices on an annual basis, but may change prices in their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers’ slow seasons, generally October through March. To obtain lower cost of inventory, we strive to capitalize on these manufacturer incentives to take product delivery during the manufacturers’ slow seasons. This permits us to gain pricing advantages and better product availability during the selling season.

      The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. See “Business — Dealer Agreements With Brunswick.” Arrangements with certain other manufacturers may restrict our right to offer some product lines in certain markets. We do not believe that these restrictions will have a material impact on our business, financial condition, or results of operations. See “Special Considerations — Boat manufacturers exercise substantial control over our business.”

      We transfer individual boats among our retail locations to fill customer orders that otherwise might take three to four weeks to fill from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain the appropriate inventory levels to meet current market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in July.

     Inventory Financing

      Marine manufacturers customarily provide interest assistance programs to retailers. The interest assistance varies by manufacturer and may include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the retailer or the financial institution depending on the arrangements the manufacturer has established. We believe that our financing arrangements with manufacturers are standard within the industry. As of September 30, 2001, we owed an aggregate of approximately $98 million under our revolving lines of credit. As of September 30, 2001, the lines of credit provided us with an additional available borrowing capacity of approximately $62 million. Advances on the lines accrued interest at a weighted average rate of 5.1% as of September 30, 2001.

      We have obtained commitments from four separate financial institutions for a combined revolving credit facility. The commitment provides for a working capital borrowing facility of $220 million. Interest will accrue at a rate equal to the one-month London Interbank Offered Rate plus 175 to 260 basis points, which will be determined in accordance with the performance pricing grid set forth in the agreement. The availability of loan advances from time to time will be based upon the value of new and used boat inventories, parts, and accounts receivable of our direct and indirect subsidiaries. Advances may be used for acquisition of inventories, working capital, and other purposes satisfactory to the lenders. We will pledge all of our assets, other than real estate, as collateral for the obligations under the credit agreement. We expect the credit facility to close on or before January 31, 2001. Should we be unable to close on the credit facility, we believe there would be adequate alternative funding services available.

     Management Information System

      We believe that our management information system, which currently is being utilized by each of our operating subsidiaries and was developed by certain of the acquired dealers over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Company representatives also utilize the system to assist in arranging financing and insurance packages.

Brunswick Agreement Relating to Acquisitions

      We and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick’s discretion. In the event that our sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick’s next succeeding fiscal year but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat sales exceed the 49% benchmark.

Dealer Agreements with Brunswick

      Brunswick, through its Sea Ray division, and we, through our principal operating subsidiaries, are parties to Sales and Service Agreements relating to Sea Ray products. These dealer agreements appoint one of our operating subsidiaries as a non-exclusive dealer for the retail sale, display, and servicing of designated Sea Ray products and repair parts currently or in the future sold by Sea Ray. Each dealer agreement designates a non-exclusive area of primary responsibility for the dealer, which is a geographical area in proximity to the dealer’s retail locations based on such areas that are customarily designated by Sea Ray and applicable to its domestic dealers. Each dealer agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Upon at least one year’s prior notice and the failure by the dealer to cure, Sea Ray may remove the dealer’s right to operate any particular retail location if the dealer fails to meet its material obligations, performance standards, or terms, conditions, representations, warranties, and covenants applicable to that location. Each dealer agreement also restricts the dealer from selling, advertising, soliciting for sale, or offering for resale any Sea Ray products outside its area of primary responsibility without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. Each dealer agreement provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs and the right of Brunswick in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

      Each dealer agreement requires the dealer to

•	promote, display, advertise, and sell Sea Ray boats at each of its retail locations in accordance with the agreement and applicable laws;

•	purchase and maintain sufficient inventory of current Sea Ray boats to meet the reasonable demand of customers at each of its locations and to meet the minimum inventory requirements applicable to all Sea Ray dealers;

•	maintain at each retail location, or at another acceptable location, a service department to service Sea Ray boats promptly and professionally and to maintain parts and supplies to service Sea Ray boats properly on a timely basis;

•	perform all necessary installation and inspection services prior to delivery to purchasers and perform post-sale services of all Sea Ray products sold by the dealer or brought to the dealer for service;

•	furnish purchasers with Sea Ray’s limited warranty on new products and with information and training as to the sale and proper operation and maintenance of Sea Ray boats;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	maintain complete product sales and service records;

•	achieve annual sales performance in accordance with fair and reasonable sales levels established by Sea Ray, after consultation with the dealer, based on factors such as population, sales potential, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information;

•	conduct its business in a manner that preserves and enhances the reputation of Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand required inventory levels;

•	indemnify Sea Ray against any claims or losses resulting from the dealer’s failure to meet its obligations to Sea Ray;

•	maintain customer service ratings sufficient to maintain Sea Ray’s image in the marketplace; and

•	achieve within designated time periods and thereafter maintain master dealer status (which is Sea Ray’s highest performance status) for the locations designated by Sea Ray and the dealer.

      Each dealer agreement has an initial term of ten years. Each dealer agreement, however, may be terminated

•	by Sea Ray if the dealer fails or refuses to place a minimum stocking order of the next model year’s products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer’s lenders;

•	by Sea Ray or the dealer where good cause exists (including the material breach, default, or noncompliance with any material term, provision, warranty, or obligation under the agreement) and has not been cured within 60 days of prior written notice of the claimed deficiency or at the end of the 60-day period without the opportunity to cure where the cause constitutes bad faith;

•	by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other;

•	by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray;

•	by Sea Ray upon at least 10 days’ prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith;

•	by Sea Ray if a majority of our Board of Directors does not consist of specified senior executives and Other Designated Members (as defined in the Stockholders’ Agreement); or

•	upon the mutual consent of the dealer and Sea Ray.

Employees

      As of September 30, 2001, we had 986 employees, 948 of whom were in store-level operations and 38 of whom were in corporate administration and management. This includes 75 store-level employees that were added in conjunction with the January 2001 acquisition of Associated Marine Technologies, Inc. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

      We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways,” “MarineMax Care,” “Delivering the Dream,” and “MarineMax and Design.” We have registered the name “MarineMax” in the European community. We have a trademark application pending with the U.S. Patent and Trademark Office for “New Coast Financial Services.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “MarineMax Value Price,” “Value Price,” “Delivering the Dream,” “Delivering and Selling the Dream,” “Getaways,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

      Our business, as well as the entire recreational boating industry, is highly seasonal. Over the three-year period ended September 30, 2001, the average net sales for the quarters ended December 31, March 31, June 30, and September 30 represented 17%, 26%, 33%, and 24%, respectively, of our average annual net sales. With the exception of Florida, our geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows, and continue through July.

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

Environmental and Other Regulatory Issues

      Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration (“OSHA”), the United States Environmental Protection Agency (the “EPA”), and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.

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

      Certain of our facilities own and operate underground storage tanks, or “USTs,” for the storage of various petroleum products. The USTs are generally subject to federal, state, and, or local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, if leakage from company-owned or operated USTs migrates onto the property of others, we may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, we believe that our liabilities associated with UST testing, upgrades, and remediation are unlikely to have a material adverse effect on our financial condition or operating results.

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

      We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the acquired dealers have indemnified us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release or escape of the pollutants is caused by or results from a covered cause of loss. We may also have additional storage tank liability insurance and “Superfund” coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

Competition

      We operate in a highly competitive environment. In addition to facing competition generally from recreation businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space, and suitable retail locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial condition, and results of operations.

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

Executive Officers

      The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	57	Chairman of the Board, Chief Executive Officer, and Director
Richard R. Bassett	48	President and Director
David L. Cochran	55	Senior Vice President, Chief Operating Officer
Michael H. McLamb	36	Vice President, Chief Financial Officer, Secretary, and Treasurer
Paul Graham Stovall	63	Senior Vice President and Director

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

      David L. Cochran has served as a Senior Vice President of our company since October 1, 1998 and as Chief Operating Officer of our company since September 8, 2000. Mr. Cochran was a principal owner and president of Cochran’s Marine, Inc. and C&N Marine, Inc. (together “Cochran’s”), one of the operating subsidiaries, from 1977 until its merger with us.

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

      MarineMax was founded in January 1998. On March 1, 1998, MarineMax acquired five independent recreational boat dealers that operated under their principal owners for an average of more than 21 years. MarineMax itself, however, conducted no operations and generated no sales or revenue until its acquisition of the five dealers on March 1, 1998. Since March 1, 1998, we have acquired 11 additional recreational boat dealers, two boat brokerage operations, and a full-service yacht repair facility. The acquired dealers operated independently prior to their acquisition by us. The consolidated financial results of MarineMax cover periods when MarineMax and the acquired dealers were not under common management or control and are not necessarily indicative of the results that would have been achieved if MarineMax and the acquired dealers had been operated on an integrated basis or the results that may be realized on a consolidated basis in the future.

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

      Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray boat lines. Approximately 58% of our revenue in fiscal 2001 resulted from sales of new boats manufactured by Brunswick, including 57% from Brunswick’s Sea Ray division. Approximately 12% of our new boat revenue in fiscal 2001 resulted from sales of new boats manufactured by Hatteras Yachts. Brunswick acquired Hatteras Yachts in November 2001. The remainder of our fiscal 2001 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for a significant portion of our revenue. Any adverse change in the financial condition, production efficiency, product development, and management and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray and Hatteras, would have a substantial impact on our business.

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

      Through our principal operating subsidiaries, we maintain dealer agreements with Brunswick covering Sea Ray products. Each dealer agreement has a ten-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers. These terms are subject to

•	the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs, and

•	the right of Brunswick in good faith to charge lesser prices to other dealers,

•	to meet existing competitive circumstances,

•	for unusual and non-ordinary business circumstances, or

•	for limited duration promotional programs.

The agreements do not give us the exclusive right to sell Sea Ray product lines within any particular territory or restrict us from selling competing products.

      As is typical in the industry, we deal with our manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect our business, financial condition, and results of operations. In addition, the timing, structure, and amount of manufacturer sales incentives and rebates could impact the timing and profitability of our sales.

General economic conditions, discretionary consumer spending, and changes in tax laws affect our business.

      Our operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, and stock market performance also could influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

The boating industry has been stagnant during recent years.

      The recreational boating industry is cyclical and has experienced relatively stagnant overall growth over the last ten-year period. General economic conditions, consumer spending patterns, federal tax policies, and the cost and availability of fuel can impact overall boat purchases. We believe that the lack of increase in overall boat purchases has resulted from increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have achieved significant growth during the period of stagnant industry growth, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

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

      Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices,

•	the ability to compete effectively for available acquisition opportunities,

•	the availability of funds or common stock with a sufficient market price to complete the acquisitions,

•	the ability to obtain any requisite manufacturer or governmental approvals, and

•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

We may need manufacturers’ consent to dealer acquisitions and market expansions.

      We may be required to obtain the consent of Brunswick and various other manufacturers prior to the acquisition of other dealers. In determining whether to approve acquisitions, manufacturers may consider many factors, including our financial condition and ownership structure. Manufacturers also may impose conditions on granting their approvals for acquisitions, including a limitation on the number of their dealers that we may acquire. Our ability to meet manufacturers’ requirements for approving future acquisitions will have a direct bearing on our ability to complete acquisitions and effect our growth strategy. There can be no assurance that a manufacturer will not terminate its dealer agreement, refuse to renew its dealer agreement, refuse to approve future acquisitions, or take other action that could have a material adverse effect on our acquisition program.

      We and Brunswick have entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick’s discretion. In the event that our sales of Sea Ray boats exceed 49% of the sales of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick’s next succeeding fiscal year, but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat sales exceed the 49% benchmark.

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

      We depend on our dealer agreements. Through dealer agreements, boat manufacturers, including Brunswick, exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership. The continuation of our dealer agreements with most manufacturers, including Brunswick, depends upon, among other things, our achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences including the following:

•	the termination of the dealer agreement,

•	the imposition of additional conditions in subsequent dealer agreements,

•	limitations on boat inventory allocations,

•	reductions in reimbursement rates for warranty work performed by the dealer, or

•	denial of approval of future acquisitions.

      Our dealer agreements with manufacturers, including Brunswick, generally do not give us the exclusive right to sell those manufacturers’ products within a given geographical area. Accordingly, a manufacturer, including Brunswick, could authorize another dealer to start a new dealership in proximity to one or more of our locations, or an existing dealer could move a dealership to a location that would be directly competitive with us. These events could have a material adverse effect on us and our operations.

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

      In addition to pursuing growth by acquiring boat dealers, we intend to continue to pursue a strategy of growth through opening new retail locations and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

•	our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;

•	our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

•	our ability to hire, train, and retain qualified personnel;

•	the timely integration of new retail locations into existing operations;

•	our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing dealers; and

•	our financial resources.

      Our dealer agreements with Brunswick require Brunswick’s consent to open, close, or change retail locations that sell Sea Ray products, and other dealer agreements generally contain similar provisions. We may not be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect our profitability.

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

      Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. During the three-year period ended September 30, 2001, the average net sales for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 17%, 26%, 33%, and 24%, respectively, of our average annual net sales. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

      A portion of our income results from referral fees derived from the placement of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2001, F&I products accounted for approximately 2.6% of our revenue.

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

We depend on key personnel.

      Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have an employment agreement with each of our executive officers, we cannot assure that these individuals will remain with us throughout the term of the agreements, or thereafter. As a result of our decentralized operating strategy, we also rely on the management teams of our operating subsidiaries. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

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

      Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

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

      Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and “Superfund” coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

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

We must evaluate goodwill for impairment.

      Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets for purposes of our balance sheet. Through our fiscal year ended September 30, 2001, we were required to amortize the goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduced our net income for that period. As of September 30, 2001, our acquisitions that have been accounted for as purchases have resulted in goodwill of approximately $42.6 million, which we were amortizing over a period of 40 years.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and certain intangibles no longer will be amortized, but instead will be tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We plan to early adopt SFAS 142 in fiscal 2002 and do not expect any impairment of goodwill upon adoption. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2001.

      A reduction in net income resulting from the impairment of goodwill may have an adverse impact upon the market price of our common stock. Impairment in the goodwill or regulatory action that changes the impairment testing methodology, requires amortization, or a write-off of goodwill may materially and adversely affect the financial position of our company.

Conflicts exist relating to transactions with affiliates.

      We have various arrangements that may involve conflicts of interest. We lease two retail locations from an irrevocable trust of which relatives of Louis R. DelHomme Jr., a principal stockholder of our company, are the beneficiaries; and four retail locations from partnerships in which Paul Graham Stovall, a director and executive officer of our company, is an owner. These arrangements were negotiated in conjunction with the acquisition of their respective companies. During fiscal 2000, we purchased from Mr. Bassett, principal stockholder, a director, and executive officer of our company, land for the purpose of constructing a retail sales operation. We paid Mr. Bassett $3.0 million for the property, which was equal to the appraised fair market value of the property. The interests of directors or officers of our company or holders of more than 5% of our common stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of these persons in their capacities with our company.

Directors, officers, and certain other stockholders own a significant portion of our stock.

      Our directors and executive officers and persons associated with them own beneficially a total of approximately 38.6% of the issued and outstanding shares of our common stock, exclusive of options to acquire 650,267 additional shares of our common stock. As a result of this ownership, these persons have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

      We, Brunswick, and various of our senior executive officers are parties to a stockholders’ agreement, and we and Brunswick are parties to a governance agreement, each dated April 28, 1998. Subject to certain limitations, the stockholders’ agreement provides various rights of first refusal on the sale of shares of common stock by the parties to the agreement, particularly in the event that Brunswick does not own its targeted investment percentage of 19% of our common stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. The governance agreement provides for various terms and conditions concerning Brunswick’s participation in the corporate governance of our company. Among other provisions and subject to certain conditions, the governance agreement requires Brunswick and our senior executives to vote their common stock for nominees of the board of directors in the election of directors and to vote their common stock in favor of all proposals and recommendations approved by our board of directors and submitted to a vote of our stockholders.

      As a result, the stockholders’ agreement and the governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of our company.

Our stock price may be volatile.

      The market price of our common stock could be subject to wide fluctuations as a result of many factors. Factors that could affect the trading price include the following:

•	variations in operating results,

•	the level and success of our acquisition program and new store openings,

•	variations in same-store sales,

•	the success of dealership integration,

•	relationships with manufacturers,

•	changes in earnings estimates published by analysts,

•	general economic, political, and market conditions,

•	seasonality and weather conditions,

•	governmental policies and regulations,

•	the performance of the recreational boat industry in general, and

•	factors relating to suppliers and competitors.

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

      As of September 30, 2001, there were outstanding 15,221,378 shares of our common stock. A portion of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

      As of September 30, 2001, we had issued options to purchase approximately 2,273,209 shares of common stock under our 1998 incentive stock plan and 149,377 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

      We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. Pursuant to Rule 145 under the securities laws, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

We rely on our operating subsidiaries.

      We are a holding company, the principal assets of which are the shares of the capital stock of our subsidiaries, including the operating subsidiaries. As a holding company without independent means of generating operating revenue, we depend on dividends and other payments from our subsidiaries to fund our obligations and meet our cash needs. Financial covenants under future loan agreements of our subsidiaries may limit our subsidiaries’ ability to make sufficient dividend or other payments to permit us to fund our obligations or meet our cash needs, in whole or in part.

We do not pay cash dividends.

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Moreover, financial covenants under certain of our credit facilities restrict our ability to pay dividends.

Our stockholders’ rights plan may adversely affect existing stockholders.

      During September 2001, we adopted a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right for each share of our common stock held by stockholders of record as of the close of business on September 7, 2001. Each right entitles stockholders to purchase, at an exercise price of $50 per share, one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock.

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire on August 28, 2001.

Change in control provisions may adversely affect existing stockholders.

      Certain provisions of our restated certificate of incorporation and bylaws and Delaware law may make a change in the control of our company more difficult to complete, even if a change in control were in the stockholders’ interest or might result in a premium over the market price for the shares held by the stockholders. Our certificate of incorporation and bylaws divide the board of directors into three classes of directors elected for staggered three-year terms. The certificate of incorporation also provides that the board of directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our stockholders. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. The certificate of incorporation also allows our board of directors to fix the number of directors and to fill vacancies on the board of directors.

      We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an “interested stockholder,” unless the business combination is approved in a prescribed manner. The senior executives of the five original acquired dealers and Stovall Marine, Inc. were exempted from the application of Section 203.

      Certain of our dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in our company. In addition, the stockholders’ agreement and governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of our company.

Item 2.     Properties

      We lease our corporate offices in Clearwater, Florida. We also lease 36 of our retail locations under leases that generally contain multi-year renewal options and often grant us a first right of refusal to purchase the property at fair value. In all such cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 17 other retail locations.

      The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

	Owned or	Square	Facilities	Operated
Location	Leased	Footage(1)	at Property	Since(2)	Waterfront

Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Oakland	Third-party lease	17,700	Retail and service; 20 wet slips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Third-party lease	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
Sacramento (River Bend) (floating facility)	Third-party lease	500	Retail and service; 20 wet slips	1998	Sacramento River
Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Chesapeake Bay
Florida
Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Dania	Third-party lease	3,500	Retail only; 8 wet slips	2001	Port Everglades
Ft. Lauderdale	Third-party lease	2,400	Retail and service; 15 wet slips	1977	Intracoastal Waterway
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St. Johns River
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Intracoastal Waterway
Naples	Company owned	19,600	Retail and service; 13 wet slips	1997	Naples Bay
Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Stuart(3)	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Georgia
Buford (Atlanta)	Third-party lease	8,500	Retail and service	2001	—
Forest Park (Atlanta)	Affiliate lease	47,300	Retail and service	1973	—
Lake Lanier	Affiliate lease	3,000	Retail and service; 50 wet slips	1981	Lake Lanier
Minnesota
Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St. Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Woodbury	Third-party lease	13,392	Retail and service	1997	—
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River

	Owned or	Square	Facilities	Operated
Location	Leased	Footage(1)	at Property	Since(2)	Waterfront

Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Delran	Third-party lease	5,100	Retail, service, and storage; 335 slips	1990	Delaware River
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
North Carolina
Wrightsville Beach	Affiliate lease	34,523	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie
Port Clinton	Affiliate lease	63,700	Retail, service, and storage; 155 Wet slips	1974	Lake Erie
Port Clinton	Affiliate lease	93,250	Retail, service, and storage	1997	Lake Erie
Toledo	Affiliate lease	12,240	Retail and service	1989	—
South Carolina
Myrtle Beach	Third-party lease	500	Retail only	1999	Coquina Harbor
Texas
Arlington	Third-party lease	21,000	Retail and service	1999	—
Houston	Affiliate lease	10,000	Retail only(4)	1987	—
Houston	Affiliate lease	10,000	Retail only(4)	1981	—
Houston	Third-party lease	10,000	Service only	1999	—
League City (floating Facility) (5)	Third-party lease	800	Retail and service; 30 wet slips	1988	Clear Lake
Lewisville (Dallas)	Third-party lease	10,000	Retail and service	1992	Lake Lewisville
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips(6)	1994	Lake Lewisville
Montgomery (floating Facility)	Third-party lease	600	Retail only; 10 wet slips	1995	Lake Conroe
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or a company acquired by us.

(3)	The Stuart retail property consists of two parcels, each of which is owned by a separate, wholly owned subsidiary of our company.

(4)	Service performed at Houston service center leased by us.

(5)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(6)	Shares service facility located at the other Lewisville retail location.

Item 3.     Legal Proceedings

      We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low

1999
First quarter	$12.75	$8.00
Second quarter	$12.13	$10.63
Third quarter	$12.00	$9.38
Fourth quarter	$9.81	$8.50

	High	Low

2000
First quarter	$11.00	$9.25
Second quarter	$9.94	$7.00
Third quarter	$8.13	$6.75
Fourth quarter	$6.75	$4.88

	High	Low

2001
First quarter	$8.63	$5.63
Second quarter	$9.95	$7.30
Third quarter	$9.41	$6.00
Fourth quarter (through December 13, 2001)	$8.15	$6.31

      On December 13, 2001, the closing sale price of our common stock was $8.15 per share. On December 13, 2001, there were approximately 134 record holders and approximately 2,600 beneficial owners of our common stock.

Item 6.     Selected Financial Data

      The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 1997, 1998, 1999, 2000, and 2001 and the statements of operations data for the nine months ended September 30, 1997, and the fiscal years ended September 30, 1998, 1999, 2000, and 2001 were derived from the consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The statement of operations data for the nine months ended September 30, 1996 has been derived from the unaudited financial statements of our company, which we believe have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the selected financial data shown. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Nine Months Ended		Fiscal Year Ended
	September 30,		September 30,

	1996	1997	1998	1999	2000	2001

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenue	$156,611	$200,414	$291,182	$450,058	$550,654	$504,071
Cost of sales	117,514	150,479	220,364	338,403	419,080	383,984

Gross profit	39,097	49,935	70,818	111,655	131,574	120,087
Selling, general, and administrative expenses	25,378	30,388	52,479	79,484	92,520	92,734
Non-recurring settlement(1)	—	—	15,000	—	—	—

Income from operations	13,719	19,547	3,339	32,171	39,054	27,353
Interest expense, net	1,453	1,806	2,212	2,040	4,127	2,396

Income before tax provision (benefit)	12,266	17,741	1,127	30,131	34,927	24,957
Tax provision (benefit)	661	596	1,705	11,978	13,534	9,608

Net income (loss)	$11,605	$17,146	$(577)	$18,153	$21,393	$15,349

Net income (loss) per share: Diluted(2)			$(0.05)	$1.21	$1.41	$1.01

Weighted average number of shares: Diluted(2)			11,027,949	14,964,727	15,204,182	15,238,719

Other Data:
Number of stores(3)	23	24	40	51	52	53
Sales per store(4)	$7,027	$8,722	$11,269	$12,938	$14,056	$12,382
Same-store sales growth(5)	8%	28%	18%	18%	20%	(9)%

	September 30,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Working capital	$23,556	$29,080	$28,353	$40,853	$47,447
Total assets	89,591	150,458	235,751	231,330	264,490
Long-term debt (including current portion)	7,414	3,692	7,520	6,280	6,423
Total stockholders’ equity	23,298	66,335	90,234	112,340	127,693

(1)	On March 12, 1998, we and Brunswick entered into a Settlement Agreement under which Brunswick agreed not to challenge the change in control provisions of the acquired companies dealership agreements and we agreed to pay Brunswick $15.0 million.

(2)	We have elected to present historical per share data for the fiscal years ended September 30, 1998, 1999, 2000, and 2001 only, as the per share data for the other periods is not meaningful due to changes in the historical equity structure and compensation paid to stockholder employees.

(3)	Includes only those stores open at period end.

(4)	Includes only those stores open for the entire preceding 12- or nine-month period, respectively.

(5)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition, and Results of Operations

      We are the largest recreational boat retailer in the United States with fiscal 2001 revenue exceeding $504 million. Through 53 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

      MarineMax was incorporated in January 1998. We have significantly expanded our operations through the acquisition of 16 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

      During the fiscal year ended September 30, 2001, we completed the acquisition of one full-service yacht repair facility. We acquired the net assets, including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. The acquisition was accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 2000, we completed the acquisition of two recreational boat dealers. We acquired the net assets and assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories, for approximately $4.8 million in cash, including acquisition costs. These acquisitions were accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 1999, we completed the acquisition of three recreational boat dealers and one boat brokerage operation. We acquired the net assets and assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories, for approximately $4.6 million in cash, including acquisition costs, 597,090 shares of our common stock, valued at approximately $6.2 million, and $3.5 million in promissory notes.

      Each of the Acquired Companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion should be read in conjunction with our consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

      We derive our revenue from selling new and used recreational boats and related marine products; arranging third-party financing, insurance, and extended warranty products; providing boat repair and maintenance services; and offering boat and yacht brokerage services. Revenue from boat or related marine product sales, boat repair and maintenance services, and boat or yacht brokerage services is recognized at the time the product is delivered to the customer or the service is completed. Revenue earned by us for arranging financing, insurance, and extended warranty products is recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

      Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional labor, parts or consumables used in providing maintenance, repair, and rigging services.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	1999

			2000

	Fiscal Year Ended September 30,

					2001

Revenue	$450,058	100.0%	$550,654	100.0%	$504,071	100.0%
Cost of sales	338,403	75.2%	419,080	76.1%	383,984	76.2%

Gross profit	111,655	24.8%	131,574	23.9%	120,087	23.8%
Selling, general, and administrative expenses	79,484	17.7%	92,520	16.8%	92,734	18.4%
Income from operations	32,171	7.2%	39,054	7.1%	27,353	5.4%
Interest expense, net	2,040	0.5%	4,127	0.8%	2,396	0.4%

Income before tax provision	30,131	6.7%	34,927	6.3%	24,957	5.0%
Income tax provision	11,978	2.6%	13,534	2.5%	9,608	1.9%

Net Income	$18,153	4.0%	$21,393	3.9%	$15,349	3.0%

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

      Revenue. Revenue decreased $46.6 million, or 8.5%, to $504.1 million for the fiscal year ended September 30, 2001, from $550.7 million for the fiscal year ended September 30, 2000. The decrease was attributable to a decline in the economic environment in the current year and adverse weather conditions in certain of our operating regions. These factors resulted in a 9% decline in same-store sales, or a revenue decrease of $49.8 million, partially offset by, $3.2 million related to stores not eligible for inclusion in the comparable-store base.

      Gross Profit. Gross profit decreased $11.5 million, or 8.7%, to $120.1 million for the fiscal year ended September 30, 2001 from $131.6 million for the fiscal year ended September 30, 2000. Gross profit margin as a percentage of revenue decreased from 23.9% to 23.8% from fiscal 2000 to 2001. The slight decrease in gross profit margin was attributable to an increase in the sale of larger products, which historically yield lower gross profits per unit and downward pressure on the sales price of our products due to the generally worse economic environment. The decrease in gross profit margin was partially offset by an increase in service and finance and insurance income. These products historically yield higher gross profits.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $200,000, or 0.2%, to $92.7 million for the fiscal year ended September 30, 2001 from $92.5 million for the fiscal year ended September 30, 2000. Selling, general, and administrative expenses as a percentage of revenue increased to 18.4% in fiscal 2001 from 16.8% in fiscal 2000. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to a weaker leveraging of the operating expense structure, due to the decrease in revenue. Additionally, while our service operations yield higher gross profits they also carry a higher selling, general and administrative expense structure.

      Interest Expense, Net. Interest expense, net decreased approximately $1.7 million, or 41.5%, to $2.4 million for the fiscal year ended September 30, 2001 from $4.1 million for the fiscal year ended September 30, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 0.8% in 2000. The decrease in total interest charges was the result of a more favorable interest rate environment during the year ended September 2001 versus 2000 and changes in our product mix.

      Income Tax Provision. Income taxes decreased $3.9 million, or 29.0%, to $9.6 million for the fiscal year ended September 30, 2001, from $13.5 million for the fiscal year ended September 30, 2000. Our effective income tax rate remained relatively constant at 38.5% in 2001 and 38.7% in 2000.

     Fiscal Year Ended September 30, 2000 Compared with Fiscal Year Ended September 30, 1999

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

      Income Tax Provision. Income taxes increased $1.5 million, or 13.0%, to $13.5 million for the fiscal year ended September 30, 2000, from $12.0 million for the fiscal year ended September 30, 1999. Our effective income tax rate decreased to 38.7% in 2000, from 39.8% in 1999. The decrease in the effective income tax rate is due the implementation of certain tax planning strategies during 2000.

Quarterly Data and Seasonality

      The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

      The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	1999	2000	2000	2000	2000	2001	2001	2001

Revenue	$93,517	$155,240	$174,546	$127,350	$84,777	$143,224	$165,694	$110,376
Cost of sales	72,775	122,461	131,924	91,920	64,440	112,718	127,301	79,525

Gross profit	20,742	32,779	42,622	35,430	20,337	30,506	38,393	30,851
Selling, general, and administrative expenses	18,734	25,412	24,946	23,427	21,067	24,776	24,390	22,501
Income (loss) from Operations	2,008	7,367	17,676	12,003	(730)	5,730	14,003	8,350
Interest expense (income), net	1,180	1,378	1,019	550	289	579	732	796

Income (loss) before tax provision	828	5,989	16,657	11,453	(1,019)	5,151	13,271	7,554
Tax provision (benefit)	351	2,367	6,350	4,466	(371)	2,015	5,056	2,908

Net income (loss)	$477	$3,622	$10,307	$6,987	$(648)	$3,136	$8,215	$4,646

Net income (loss) per share: Diluted	$0.03	$0.24	$0.68	$0.46	$(0.04)	$0.21	$0.54	$0.30

Weighted average number of shares:
Diluted	15,180,211	15,192,732	15,218,620	15,221,780	15,250,026	15,195,815	15,231,290	15,255,303

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

      For the fiscal years ended September 30, 1999, 2000, and 2001, we generated cash flows from operating activities of approximately $15.1 million, $15.8 million, and $9.6 million, respectively. In addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing.

      For the fiscal years ended September 30, 1999, 2000, and 2001, cash flows used in investing activities was approximately $14.4 million, $10.9 million, and $14.4 million, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions, in addition to purchases of property and equipment associated with opening new or improving existing retail facilities.

      For the fiscal years ended September 30, 1999 and 2000, cash flows used in financing activities approximated $0.2 million and $0.6 million, respectively. For the fiscal year ended September 30, 2001 cash flows provided by financing activities approximated $2.2 million. For the fiscal years ended September 30, 1999 and 2000 cash used in financing activities was primarily attributable to repayments on long-term debt. For the fiscal year ended September 30, 2001, cash flows provided by financing activities reflect the proceeds from borrowing on long-term debt, a mortgage, which was partially offset by the repayment of long-term debt.

      At September 30, 2000, our indebtedness totaled approximately $106.6 million, of which approximately $8.6 million was associated with our real estate holdings and $98.0 million was associated with financing our inventory and working capital needs.

      We have working capital borrowing facilities with four separate financial institutions providing for combined borrowing availability of $235 million at a weighed average interest rate equal to the one month LIBOR rate plus 165 basis points. Borrowings under the facilities are pursuant to a borrowing base formula and are used primarily for working capital and financing our inventory. The facilities have similar terms and mature on various dates ranging from December 2001 through December 2002.

      We have obtained commitments from four separate financial institutions for a combined revolving credit facility. The combined facility will provide for a maximum borrowing availability of $220 million and will have a three-year term with renewal provisions. The participants in the combined facility are the same lenders we have utilized historically. Interest will accrue at a rate equal to the one-month LIBOR rate plus 175 to 260 basis points, which will be determined in accordance with a performance pricing grid contained in the agreement. The terms and conditions of the proposed combined facility will be substantially similar to the terms and conditions of our current facilities.

      During the fiscal years ended September 30, 1999, 2000, and 2001 we completed the acquisition of seven marine retail operations. We acquired the net assets, related property and buildings and assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories, for approximately $15.0 million in cash, including acquisition costs, 597,090 shares of our common stock, valued at approximately $6.2 million, and $3.5 million in promissory notes.

      Except as specified in this “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.     Executive Compensation

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Stockholders.

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

      Current Report on Form 8-K dated September 4, 2001, contained in Item 5 a press release issued by the Company announcing the adoption of its Stockholders’ Rights Plan.

(c) Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date
3.2	Amended and Restated Bylaws of the Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Specimen of Stock Certificate
4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(3)
10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)

Exhibit
Number	Exhibit

10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)
10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10.3(a)	Employment Agreement between Registrant and William H. McGill Jr.(1)
10.3(b)	Employment Agreement between Registrant and Michael H. McLamb(1)
10.3(c)	Employment Agreement between Registrant and Richard R. Bassett(1)
10.3(d)	Employment Agreement between Registrant and Paul Graham Stovall(1)
10.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10.3(f)	Employment Agreement between Registrant and David H. Pretasky(4)
10.4	1998 Incentive Stock Plan, as amended through November 15, 2000
10.5	1998 Employee Stock Purchase Plan(1)
10.6	Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7	Letter of Intent between Registrant and Stovall(1)
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)
10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12	Form of Sea Ray Sales and Service Agreement(1)
10.13	Loan and Security Agreement between Registrant and NationsCredit Distribution Finance, Inc.(1)
10.14	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc.(1)
10.15	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc. by Stovall Marine, Inc.(1)
10.16	Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)
21	List of Subsidiaries
23.1	Consent of Arthur Andersen LLP

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ WILLIAM H. MCGILL JR.

William H. McGill Jr.,
Chairman of the Board and Chief Executive Officer

Date: December 19, 2001

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	December 19, 2001

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Accounting and Financial Officer)	December 19, 2001

/s/ RICHARD R. BASSETT Richard R. Bassett	President and Director	December 19, 2001

/s/ PAUL GRAHAM STOVALL Paul Graham Stovall	Senior Vice President and Director	December 19, 2001

/s/ GERALD BENSTOCK Gerald Benstock	Director	December 19, 2001

/s/ ROBERT S. KANT Robert S. Kant	Director	December 19, 2001

/s/ STEWART TURLEY Stewart Turley	Director	December 19, 2001

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 19, 2001

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To MarineMax, Inc.:

      We have audited the accompanying consolidated balance sheets of MarineMax, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Tampa, Florida,

October 18, 2001

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2000	2001

	(Amounts in thousands except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,583	$9,997
Accounts receivable, net	18,845	12,614
Inventories	115,036	147,956
Prepaids and other current assets	2,464	1,686

Total current assets	148,928	172,253
Property and equipment, net	42,207	51,780
Goodwill and other assets	40,195	40,457

Total assets	$231,330	$264,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,717	$4,772
Customer deposits	15,918	7,182
Accrued expenses	13,568	12,364
Short-term borrowings	72,100	98,000
Current maturities of long-term debt	521	2,217
Current deferred tax liabilities	251	271

Total current liabilities	108,075	124,806

Other liabilities	3,798	3,138
Deferred tax liabilities	1,358	2,430
Long-term debt, net of current maturities	5,759	6,423
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 and 1,000,000 shares authorized, none issued or outstanding at September 30, 2000 and 2001, respectively	—	—
Common stock, $.001 par value; 40,000,000 and 24,000,000 shares authorized, 15,221,780 and 15,221,378 shares issued and outstanding at September 30, 2000 and 2001, respectively	15	15
Additional paid-in capital	63,572	63,931
Retained earnings	48,753	64,091
Treasury stock, at cost, 55,745, shares held at September 30, 2001.	—	(344)

Total stockholders’ equity	112,340	127,693

Total liabilities and stockholders’ equity	$231,330	$264,490

The accompanying notes are an integral part of these consolidated balance sheets.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

	(Amounts in thousands except share
	and per share data)
Revenue	$450,058	$550,654	$504,071
Cost of sales	338,403	419,080	383,984

Gross profit	111,655	131,574	120,087
Selling, general and administrative
Expenses	79,484	92,520	92,734

Income from operations	32,171	39,054	27,353
Interest expense, net	2,040	4,127	2,396

Income before income taxes	30,131	34,927	24,957
Income tax provision	11,978	13,534	9,608

Net income	$18,153	$21,393	$15,349

Basic and diluted net income per common share	$1.21	$1.41	$1.01

Weighted average number of common shares used in computing net income per common share:
Basic	14,958,725	15,201,052	15,220,322

Diluted	14,964,727	15,204,182	15,238,719

The accompanying notes are an integral part of these consolidated statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

	(Amounts in thousands except share data)
BALANCE, September 30, 1998	14,600,428	$14	$57,114	$9,207	—	$66,335
Net income	—	—	—	18,153	—	18,153
Issuance of common stock	38,430	—	292	—	—	292
Issuance of common stock in exchange for businesses acquired	498,108	1	5,184	—	—	5,185
Issuance of stock warrants in exchange for business acquired	—	—	269	—	—	269

BALANCE, September 30, 1999	15,136,966	15	62,859	27,360	—	90,234

Net income	—	—	—	21,393	—	21,393
Issuance of common stock	84,814	—	713	—	—	713

BALANCE, September 30, 2000	15,221,780	15	63,572	48,753	—	112,340

Net income	—	—	—	15,349	—	15,349
Purchase of treasury stock	(81,413)	—	—	—	(501)	(501)
Issuance of treasury stock	25,668	—	5	(11)	157	151
Issuance of common stock	55,343	—	354	—	—	354

BALANCE, September 30, 2001	15,221,378	$15	$63,931	$64,091	$(344)	$127,693

The accompanying notes are an integral part of these consolidated statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,153	$21,393	$15,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,585	3,043	3,984
Deferred income tax provision	1,304	243	1,092
(Gain) loss on sale of property and equipment	98	(31)	(30)
Other	95	65	144
(Increase) decrease in —
Accounts receivable, net	4,686	(4,003)	6,231
Inventories	(37,234)	30,132	(32,879)
Prepaids and other assets	(4,913)	(1,436)	1,802
Increase (decrease) in —
Accounts payable	5,729	(9,100)	(945)
Customer deposits	715	5,046	(8,821)
Accrued expenses and other liabilities	5,984	3,793	(2,194)
Short-term borrowings	32,858	(33,341)	25,900
Settlement payable	(15,000)	—	—

Net cash provided by operating activities	15,060	15,804	9,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(4,318)	(4,544)	(5,585)
Purchases of property and equipment	(10,122)	(7,003)	(8,940)
Proceeds from sale of property and equipment	41	628	86

Net cash used in investing activities	(14,399)	(10,919)	(14,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	197	648	361
Borrowings on long-term debt	—	—	3,186
Repayments on long-term debt	(422)	(1,247)	(826)
Purchase of treasury stock	—	—	(501)

Net cash provided by (used in) financing activities	(225)	(599)	2,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	436	4,286	(2,586)
CASH AND CASH EQUIVALENTS, beginning of period	7,861	8,297	12,583

CASH AND CASH EQUIVALENTS, end of period	$8,297	$12,583	$9,997

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock and stock warrants in exchange for property and equipment and businesses acquired	$25,433	—	—
Assumption of debt (primarily inventory financing) in conjunction with the purchase of property and equipment and businesses acquired	$23,729	$7,297	—

The accompanying notes are an integral part of these consolidated statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.     Company Background and Basis of Presentation:

      MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer in the United States. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. As of September 30, 2001, the Company operated through 53 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas and Utah.

      MarineMax is the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation (Brunswick) is the world’s largest manufacturer of recreational boats, including Sea Ray and Boston Whaler. Sales of new Brunswick boats accounted for approximately 66%, 60%, and 58% of the Company’s revenue in fiscal 1999, 2000, and 2001, respectively. The Company represented approximately 9% of all Brunswick marine product sales during the same periods. The Company’s applicable subsidiaries are party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

      The Company’s subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), is party to a Dealership Agreement with Hatteras Yachts, a division of Genmar Industries, Inc. The agreement gives the Company the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet. Approximately 2%, 8%, and 12% of the Company’s revenue during fiscal 1999, 2000, and 2001, respectively was derived from the sale of new boats acquired from Hatteras.

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

2.     Acquisitions:

      The Company has significantly expanded its operations through the acquisition of 16 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since its formation. As a part of the Company’s acquisition strategy, it frequently engages in discussions with various recreational boat dealers regarding their potential acquisition by the Company. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions the Company has completed during the years ending September 30, 1999, 2000 and 2001.

      On October 28, 1998, the Company acquired the net assets of Woods & Oviatt, Inc. (Woods & Oviatt), a prominent yacht brokerage operation, in exchange for approximately $1.7 million of cash, including acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $1.7 million in goodwill.

      On February 11, 1999, the Company acquired the net assets of Boating World (Boating World) in exchange for approximately $0.5 million of cash, including acquisition costs and warrants valued at

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $0.3 million. The warrants provide the holder the right to buy 40,000 shares of the Company’s common stock at $15.00 per share and were valued using a Black-Scholes model assuming a 10 year term, a 5.25% risk free rate of return, a volatility factor of 44.7% and an expected dividend yield of 0%. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $0.7 million in goodwill.

      On March 9, 1999, the Company acquired the net assets of Merit Marine (Merit) in exchange for approximately $1.2 million of cash, including acquisition costs, 476,000 shares of the Company’s common stock, valued at approximately $4.8 million, a $3 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations primarily related to financing Merit Marine’s Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $9.2 million in goodwill.

      On April 5, 1999, the Company acquired the net assets of Suburban Boatworks, Inc. (Suburban) in exchange for approximately $1.0 million of cash, including acquisition costs, 121,090 shares of the Company’s common stock, valued at approximately $1.4 million, a $0.5 million promissory note, with interest payable at LIBOR plus 125 basis points, and the assumption of certain liabilities. The assumed liabilities include the outstanding floor plan obligations primarily related to financing Suburban’s Sea Ray products. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $3.7 million in goodwill.

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

      On April 18, 2000, the Company acquired the net assets of Clark’s Landing at Greenbrook, Inc., Clark’s Landing at Lake Hopatcong, Inc., and Clark’s Landing at Dredge Harbor, Inc. (Clark’s) for approximately $3.6 million of cash, including acquisition costs. The Company assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill.

      On January 8, 2001, the Company acquired the net assets of Associated Marine Technologies, Inc. (Associated), including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. Associated operates a full-service yacht repair facility near Ft. Lauderdale, Florida. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $2.3 million in goodwill.

      Woods & Oviatt, Boating World, Merit, Suburban, Hansen, Duce, Clark’s, and Associated (collectively, the Purchased Companies) have been reflected in the Company’s consolidated financial statements subsequent to their respective acquisition dates. For purchase price allocation purposes, the Company’s common stock issued in conjunction with the acquisition of the Purchased Companies has been valued at approximately the current market price on each of their respective measurement dates. The goodwill associated with the acquisition of the Purchased Companies represents the excess of the purchase price over the estimated fair value of the net assets acquired and is being amortized over forty years on a straight-line basis (See Note 3).

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company’s unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the year ended September 30:

1999

Revenue	$465,224
Net income	17,881
Basic and diluted earnings per share	$1.17

      The fiscal 2000 and 2001 acquisitions were not significant to the Company’s consolidated results of operations. Accordingly, pro forma results of operations, assuming the acquisitions had occurred at the beginning of the period, have been omitted.

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

      The Company made interest payments of approximately $2.7 million, $4.6 million, and $2.4 million, for the years ended September 30, 1999, 2000 and 2001, respectively, including interest on debt which finances the Company’s real estate holdings and new boat inventory, net of interest assistance provided by manufacturers. The Company made income tax payments of approximately $8.3 million, $13.1 million, and $8.1 million, for the years ended September 30, 1999, 2000 and 2001, respectively.

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

     Property and Equipment

      Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

Years

Buildings and improvements	5-40
Machinery and equipment	5-10
Furniture and fixtures	5-10
Vehicles	5

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Goodwill and Other Assets

      Goodwill and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over 40 years on a straight-line basis. The Company periodically evaluates the recoverability of goodwill and intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Goodwill amortization expense was approximately $0.4 million, $0.9 million, and $1.0 million, for the years ended September 30, 1999, 2000, and 2001, respectively. Accumulated amortization of goodwill was approximately $1.6 million and $2.6 million at September 30, 2000 and 2001, respectively.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to early adopt SFAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption.

Customer Deposits

      Customer deposits primarily include amounts received from customers toward the purchase of boats. These deposits are recognized as revenue when the related boats are delivered to customers.

Revenue Recognition

      Revenue from boat, motor and trailer sales and parts and service operations is recognized at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. The Company recognizes commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions earned by the Company for placing notes with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Marketing fees earned on credit life, accident and disability insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, the Company is charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 2000 or 2001, is based on the Company’s experience for repayments or defaults on the related finance or insurance contracts.

      Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized. The Company is charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback reserve, which was not material to the consolidated financial statements taken as a

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whole as of September 30, 2000 or 2001, is based upon the Company’s experience for repayments or defaults on the service contracts.

Advertising and Promotional Costs

      Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses, net of related co-op assistance, approximated $5.3 million, $4.3 million and $4.9 million, for the years ended September 30, 1999, 2000 and 2001, respectively.

Supplier and Customer Concentration

Dealership Agreements

      The Company has entered into dealership agreements with the Sea Ray division of Brunswick Corporation and with Boston Whaler, Inc., Mercury Marine and Baja Marine Corporation, all subsidiaries or divisions of Brunswick Corporation (collectively, Brunswick). Approximately 58% of the Company’s revenue during fiscal 2001 was derived from the sale of new boats acquired from Brunswick. These agreements allow the Company to purchase, stock, sell and service boats and products of Brunswick. These agreements also allow the Company to use Brunswick’s names, trade symbols and intellectual properties. The Company’s applicable subsidiaries are party to a 10-year dealer agreement with Brunswick covering Sea Ray products, expiring beginning in 2008.

      The Company has entered into a dealership agreement with Hatteras Yachts (Hatteras), a wholly owned subsidiary of Genmar Industries, Inc. Approximately 12% of the Company’s revenue during fiscal 2001 was derived from the sale of new boats acquired from Hatteras. The agreement allows the Company to purchase, stock, sell and service boats and products of Hatteras. The agreement also allows the Company to use the Hatteras name, trade symbols and intellectual properties.

      As is typical in the industry, the Company deals with manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect the Company’s results of operations. Although there are a limited number of manufacturers of the type of boats and products that the Company sells, the Company believes that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely.

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

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company’s financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS 144 to have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments

      The carrying amount of the Company’s financial instruments approximates fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

4.     Accounts Receivable:

      Trade receivables consist of receivables from financial institutions, which provide funding for customer boat financing, and amounts due from financial institutions earned from arranging financing with the Company’s customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats, parts and service. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers’ warranties. The accounts receivable balances consisted of the following as of September 30, 2000 and 2001:

	September 30,	September 30,
	2000	2001

Trade receivables	$10,417	$7,543
Amounts due from manufacturers	7,956	4,603
Other receivables	472	468

	$18,845	$12,614

5.     Inventories:

      Inventories consisted of the following as of September 30, 2000 and 2001:

	September 30,	September 30,
	2000	2001

New boats, motors and trailers	$96,079	$123,731
Used boats, motors and trailers	13,556	19,596
Parts, accessories and other	5,401	4,629

	$115,036	$147,956

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Property and Equipment:

      Property and equipment consisted of the following as of September 30, 2000 and 2001:

	September 30,	September 30,
	2000	2001

Land	$14,957	$17,138
Buildings and improvements	21,649	30,570
Machinery and equipment	7,951	8,498
Furniture and fixtures	5,978	6,350
Vehicles	2,528	2,878

	53,063	65,434
Less — Accumulated depreciation and amortization	(10,856)	(13,654)

	$42,207	$51,780

      During the year ended September 30, 2000, the Company entered into a contract to acquire undeveloped land, for $3.0 million, from a principal Officer and Director of the Company. The Company believes the terms of the transaction are consistent with those the Company could obtain from third parties. During the year ended September 30, 2001, the Company contracted with third party developers to construct a retail sales facility on the acquired land.

7.     Short-Term Borrowings:

      The Company has agreements for working capital borrowing facilities (the “Facilities”) with four separate financial institutions providing for combined borrowing availability of $235 million at a weighted average interest rate equal to the one month London Interbank Offered Rate (“LIBOR”) plus 165 basis points. Borrowings under the Facilities are pursuant to a borrowing base formula and are used primarily for working capital purposes. The Facilities require the Company to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of September 30, 2001, the Company was in compliance with all of its financial covenants. The Facilities have similar terms and mature on various dates ranging from December 2001 through December 2002.

      Short-term borrowings as of September 30, 2000, and 2001 were approximately $72.1 million and $98.0 million, respectively. The additional available borrowings under the Facilities at September 30, 2001 were approximately $62.4 million. At September 30, 2001, the weighted average interest rate on the outstanding borrowings was 5.1%. Generally, the Company’s short-term borrowings are collateralized by certain accounts receivable and inventories.

      The Company has obtained commitments from four separate financial institutions for a combined revolving credit facility (the “Combined Facility”). The Combined Facility will provide for a maximum borrowing availability of $220 million and will have a three-year term (with renewal provisions). The participants in the Combined Facility are the same lenders the Company has utilized historically. Interest accrues at a rate equal to the one month LIBOR rate plus 175 to 260 basis points, which shall be determined in accordance with a Performance Pricing grid, as defined. The terms and conditions of the Combined Facility are substantially similar to the terms and conditions of the prior Facilities.

      The Company receives interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally included periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the Company or the Company’s lender depending on the arrangements the manufacturer has established. Discontinuance of these programs could result in a material increase in interest expense.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Long-Term Debt:

      Long-term debt consisted of the following as of September 30, 2000 and 2001:

	September 30,	September 30,
	2000	2001

Various mortgage notes payable, due in monthly installments ranging from $3.5 to $42.3, bearing interest at rates ranging from 5.96% to 10.25%, maturing April 2002 through March 2011, collateralized by machinery and equipment	$5,954	$8,309
Various notes payable, due in monthly installments ranging from $1.0 to $2.2, bearing interest at rates ranging from 7.90% to 9.79%, maturing June 2006 through March 2010, collateralized by certain vehicles and machinery and equipment	326	331

	6,280	8,640

Less — Current maturities	(521)	(2,217)

	$5,759	$6,423

      The aggregate maturities of long-term debt were as follows at September 30, 2001:

Year Ending
September 30,	Amount

2002.	$2,217
2003	596
2004	631
2005	682
2006	733
Thereafter	3,781

$8,640

9.     Income Taxes:

      The components of the Company’s provision for income taxes consisted of the following for the years ended September 30, 1999, 2000 and 2001.

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

Current Provision
Federal	$8,884	$11,728	$7,737
State	1,790	1,563	779

Total current provision	10,674	13,291	8,516

Deferred provision
Federal	1,147	219	993
State	157	24	99

Total deferred provision	1,304	243	1,092

Total income tax provision	$11,978	$13,534	$9,608

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended September 30, 1999, 2000 and 2001:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	4.4%	3.4%	3.0%
Other	0.4%	0.4%	0.5%

Effective tax rate	39.8%	38.8%	38.5%

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes are as follows:

	September 30,	September 30,
	2000	2001

Current deferred tax assets (liabilities):
Inventories	$(428)	$(804)
Accrued expenses	134	472
Other	43	61

Net current deferred tax liabilities	$(251)	$(271)

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(1,465)	$(2,545)
Other	107	115

Net long-term deferred tax liabilities	$(1,358)	$(2,430)

      As of September 30, 2001, the Company estimated that it is more likely than not that it will recognize the benefit of its deferred tax assets and, accordingly, no valuation allowance has been recorded.

10.     Stockholders’ Equity:

      In November 2000, the Company’s Board of Directors approved a share repurchase plan allowing the Company to repurchase up to 300,000 shares of its common stock. Under the plan, the Company may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of September 30, 2001, an aggregate of 81,413 shares of common stock has been repurchased under the plan for an aggregate purchase price of $0.5 million.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Stock and Option Plans:

      On April 5, 1998 and April 30, 1998, respectively, the Board of Directors adopted and the stockholders approved the following stock option plans:

      1998 Incentive Stock Plan (the Incentive Stock Plan) — The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire common stock of the Company, the direct grant of common stock, the grant of stock appreciation rights and the grant of other cash awards to key personnel, directors, consultants, independent contractors and others providing valuable services to the Company. A maximum of the lesser of 4,000,000 shares or 20% (as amended February 27, 2001) of the then outstanding shares of common stock of the Company may be issued under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any time during the life of the Incentive Stock Plan. The date on which options vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator.

      The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to non-employee directors of the Company.

      Employee Stock Purchase Plan (the Stock Purchase Plan) — The Stock Purchase Plan provides for up to 500,000 shares of common stock to be issued, and is available to all regular employees of the Company who have completed at least one year of continuous service.

      The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $0.025 million worth of common stock annually.

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation cost has been recognized. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

Risk-free interest rate	6.0%	6.3%	4.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life	8.9 years	8.4 years	7.6 years
Volatility	44.9%	41.6%	43.6%

      Using these assumptions, the fair value of the stock options granted as of September 30, 1999, 2000, and 2001, is approximately $7.7 million, $6.3 million, and $7.4 million respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consistent with SFAS 123, utilizing the assumptions detailed above, the Company’s net income and net income per share, as reported would have been the following pro forma amounts:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

Net income:
As reported	$18,153	$21,393	$15,349

Pro forma	$17,364	$20,474	$13,163

Diluted earnings per share:
As reported	$1.21	$1.41	$1.01

Pro forma	$1.16	$1.35	$0.86

      A summary of the status of the Company’s stock option plans for the years ended September 30, 1999, 2000 and 2001:

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding beginning of year	1,555,926	$12.45	1,579,944	$12.45	2,273,539	$11.04
Granted	217,030	$12.36	1,178,070	$9.65	327,772	$8.71
Forfeited	(193,012)	$12.34	(484,475)	$12.21	(328,102)	$10.98

Outstanding end of year	1,579,944	$12.45	2,273,539	$11.04	2,273,209	$10.85

      The following table summarizes information about outstanding and exercisable stock options at September 30, 2001:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual Life	Average Exercise		Average Exercise
Exercise Prices	Options	in Years	Price	Options	Price

$7.00- 9.00	580,097	9.1	$8.05	6,669	$8.42
$9.01-11.00	478,603	7.8	$9.84	52,001	$9.99
$11.01-13.00	1,134,509	6.8	$12.49	278,564	$12.49
$13.01-15.00	80,000	6.7	$13.75	48,000	$13.75

	2,273,209	7.6	$10.85	385,234	$12.24

      Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Net Income Per Share:

      The following is a reconciliation of the shares used in the denominator for calculating basic and diluted EPS for the years ended September 30, 1999, 2000 and 2001:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	1999	2000	2001

Weighted average common shares outstanding used in calculating basic earnings per share	14,958,725	15,201,052	15,220,322
Effect of dilutive options	6,002	3,130	18,397

Weighted average common and common equivalent shares used in calculating diluted earnings per share	14,964,727	15,204,182	15,238,719

      Options to purchase 1,509,944, 1,803,320, and 1,757,048 shares of common stock were outstanding as of September 30, 1999, 2000 and 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock.

13.     Commitments and Contingencies:

     Lease Commitments

      The Company leases certain land, buildings, machinery, equipment and vehicles related to its dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $4.8 million, $5.9 million and $6.2 million for the years ended September 30, 1999, 2000 and 2001, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $1.4 million, $1.1 million, and $0.8 million for the years ended September 30, 1999, 2000 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases at September 30, 2001, were as follows:

Year Ending
September 30,	Amount

2002.	$5,284
2003.	4,225
2004.	3,015
2005.	2,199
2006.	1,967
Thereafter	3,768

Total	$20,458

     Other Commitments

      The Company is party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 2001. While it is not feasible to determine the outcome of these actions at this time, the Company does not believe that these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company is subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. The Company believes that it is in compliance with such regulations.

14.     Employee 401(k) Profit Sharing Plans:

      Effective January 1, 2001, the Company amended the MarineMax, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, the Company matches 50% of participants’ contributions, subject to a maximum of 5% of each participants’ compensation. The Company and its subsidiaries contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $0.5 million to approximately $0.7 million for the years ended September 30, 1999, 2000 and 2001.

15.     Preferred Share Purchase Rights:

      During September 2001, the Company adopted a Stockholders’ Rights Plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of the Company’s stockholders. Under the Rights Plan, a dividend of one Preferred Share Purchase Right was issued for each share of common stock held by the stockholders of record as of the close of business on September 7, 2001. Each right entitles stockholders to purchase, at an exercise price of $50 per share, one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock.

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of the Company’s common stock is announced or commenced. After any such event, other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by the board of directors since the rights may be redeemed by the Company at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights expire on August 28, 2011.

      The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on the Company’s financial results.

16.     Subsequent Events:

      In October 2001, Brunswick signed a definitive agreement to acquire Hatteras Yachts, Inc. from Genmar Industries. In fiscal 2001, approximately 58% and 12% of the Company’s revenue was derived from the sale of new boats manufactured by Brunswick and Hatteras Yachts respectively. No other manufacturer accounted for a significant portion the Company’s revenue in fiscal 2001.

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date
3.2	Amended and Restated Bylaws of the Registrant
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock
4.1	Specimen of Stock Certificate
4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)
10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)
10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)
10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10.3(a)	Employment Agreement between Registrant and William H. McGill Jr.(1)
10.3(b)	Employment Agreement between Registrant and Michael H. McLamb(1)
10.3(c)	Employment Agreement between Registrant and Richard R. Bassett(1)
10.3(d)	Employment Agreement between Registrant and Paul Graham Stovall(1)
10.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10.3(f)	Employment Agreement between Registrant and David H. Pretasky(4)
10.4	1998 Incentive Stock Plan, as amended through November 15, 2000
10.5	1998 Employee Stock Purchase Plan(1)
10.6	Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7	Letter of Intent between Registrant and Stovall(1)
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)

Exhibit
Number	Exhibit

10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)
10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12	Form of Sea Ray Sales and Service Agreement(1)
10.13	Loan and Security Agreement between Registrant and NationsCredit Distribution Finance, Inc.(1)
10.14	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc.(1)
10.15	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc. by Stovall Marine, Inc.(1)
10.16	Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)
21	List of Subsidiaries
23.1	Consent of Arthur Andersen LLP

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.