Form 10-Q
period 2001-12-31
MARINEMAX INC
filed 2002-02-14
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

Commission File No. 1-14173

MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3496957 (IRS Employer Identification Number)

18167 U.S. 19 NORTH, SUITE 499 Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)

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

Yes         No

The number of outstanding shares of the registrant’s Common Stock on January 20, 2002 was 15,250,024.

MARINEMAX, INC.

ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Three-Month Period
	Ended December 31,

	2000	2001

Revenue	$84,526	$100,585

Cost of sales	64,440	80,868

Gross profit	20,086	19,717

Selling, general and administrative expenses	20,816	19,803

Income (loss) from operations	(730)	(86)

Interest expense, net	289	167

Income (loss) before income taxes	(1,019)	(253)

Income tax provision (benefit)	(371)	(97)

Net income (loss)	$(648)	$(156)

Basic and diluted net income (loss) per common share:	$(0.04)	$(0.01)

Shares used in computing basic and diluted net income (loss) per common share:	15,250,026	15,246,459

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2001	2001

		(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,997	$5,875

Accounts receivable, net	12,614	13,163

Inventories	147,956	158,343

Prepaids and other current assets	1,686	2,474

Total current assets	172,253	179,855

Property and equipment, net	51,780	53,071

Other long-term assets	465	650

Goodwill, net	39,992	39,992

Total assets	$264,490	$273,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,772	$4,082

Customer deposits	7,182	7,509

Accrued expenses	12,364	12,891

Short-term borrowings	98,000	107,057

Current maturities of long-term debt	2,217	2,206

Current deferred tax liability	271	342

Total current liabilities	124,806	134,087

Long-term debt, net of current maturities	6,423	6,223

Other liabilities	3,138	2,849

Deferred tax liability	2,430	2,702

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding

Common stock, $.001 par value, 24,000,000 shares authorized, 15,221,378 and 15,250,024 shares issued including shares held in treasury at September 30, 2001 and December 31, 2001, respectively	15	15

Additional paid-in capital	63,931	63,941

Treasury stock, at cost, 55,745 and 27,099 shares held at September 30, 2001 and December 31, 2001, respectively	(344)	(184)

Retained earnings	64,091	63,935

Total stockholders’ equity	127,693	127,707

Total liabilities and stockholders’ equity	$264,490	$273,568

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended
(amounts in thousands except share and per share data)
(Unaudited)

	December 31,	December 31,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(648)	$(156)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	947	772

Deferred income tax provision (benefit)	223	342

Loss (gain) on sale of property and equipment	(6)	7

Other	15	20

Decrease (increase) in — Accounts receivable, net	8,442	(549)

Inventories	(51,991)	(10,387)

Prepaids and other assets	(1,282)	(973)

Increase (decrease) in — Accounts payable	(1,356)	(690)

Customer deposits	(8)	327

Accrued expenses and other liabilities	(2,291)	238

Short-term borrowings	43,228	9,057

Net cash provided by (used in) operating activities	(4,727)	(1,992)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,056)	(2,161)

Proceeds from sale of property and equipment	26	91

Cash acquired (used) in purchase of businesses	—

Net cash provided by (used in) investing activities	(1,030)	(2,070)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	228	150

Purchases of Treasury Stock	(228)	—

Repayments on long-term debt	(249)	(210)

Net cash provided by (used in) financing activities	(249)	(60)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,006)	(4,122)

CASH AND CASH EQUIVALENTS, beginning of period	12,583	9,997

CASH AND CASH EQUIVALENTS, end of period	$6,577	$5,875

Supplemental Disclosures of Cash Flow Information:

Cash paid for

Interest	$392	$252

Income taxes	$372	$—

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer in the United States. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. The Company currently operates through 54 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas and Utah.

         MarineMax is the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation (Brunswick) is the world’s largest manufacturer of recreational boats, including Sea Ray, Boston Whaler and Hatteras Yachts. Sales of new Brunswick boats, excluding Hatteras, accounted for 58% of the Company’s revenue in fiscal 2001. The Company represents approximately 9% of all Brunswick marine product sales during the same period. Each of the Company’s applicable Operating Subsidiaries is a party to a 10-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market.

         In November 2001 Brunswick completed its acquisition of Hatteras Yachts from Genmar Industries, Inc. Sales of new Hatteras Yachts accounted for approximately, 12% of the Company’s revenue in fiscal 2001. The Company’s subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), is party to a Dealership Agreement with Hatteras Yachts. The agreement gives the Company the right to sell Hatteras Yachts throughout the states of Texas and Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet.

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

2. SHORT-TERM BORROWINGS:

         In December 2001, the Company entered into a revolving credit facility (the “Facility”) that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows the Company $20 million in traditional floorplan borrowings. The facility, which has a three-year term, with two, one-year renewal options, replaced four separate line-of-credit facilities. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a Performance Pricing grid, as defined. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the Facility are similar to the terms and conditions of the prior separate line-of-credit facilities.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The implementation of FAS 141 did not have any effect on the Company’s financial statements.

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

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill (which is covered by SFAS 142). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect SFAS 144 to have a material effect on the Company’s financial statements.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142 Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company has elected to early adopt SFAS 142 in fiscal 2002 and is in the process of completing the transitional goodwill impairment test. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement. While the Company is in the process of completing the transitional goodwill impairment test, the Company is not aware of any impairment of goodwill and does not expect there to be any impairment upon completion of the transitional test.

         The changes in the carrying amount of goodwill, net for the three-month period ended December 31, 2000 and 2001, are as follows:

	2000	2001

	(Amounts in thousands)
Beginning balance	$38,690	$39,992

Goodwill acquired during the period	—	—

Amortization of goodwill	245	—

Balance, December 31	$38,445	$39,992

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

         The reduction of goodwill amortization, net of related tax effects, due to the adoption of SFAS 142 in fiscal 2002 increased net income in the three months ended December 31, 2001, by approximately $175,000 or $.01 diluted earnings per share. The following presents the proforma SFAS 142 effect on the unaudited results of operations for each of the quarters in the fiscal year ended September 30, 2001:

			June 30,	September 30,
	December 31, 2000	March 31, 2001	2001	2001

	(Amounts in thousands except share and per share data)
Net income (loss)	$(648)	$3,136	$8,215	$4,646

Goodwill amortization adjusted for income taxes	164	169	183	183

Adjusted net income (loss)	$(484)	$3,305	$8,398	$4,829

Diluted earnings per share:

Net income (loss) per common share	$(0.04)	$0.21	$0.54	$0.30

Goodwill amortization	0.01	0.01	0.01	0.01

Adjusted net income (loss) per common share	$(0.03)	$0.22	$0.55	$0.31

Weighted average common shares outstanding	15,250,026	15,195,815	15,231,290	15,255,303

Basic earnings per share:

Net income (loss) per common share	$(0.04)	$0.21	$0.54	$0.30

Goodwill amortization	0.01	0.01	0.01	0.01

Adjusted net income (loss) per common share	$(0.03)	$0.22	$0.55	$0.31

Weighted average common shares outstanding	15,250,026	15,195,815	15,193,995	15,219,008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management’s Discussion and Analysis of Results of Operations and Financial Condition contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items that are based on the belief of the Company as well as assumptions made by, and information currently available to, the Company. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in “Business—Special Considerations” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, the Company’s ability to integrate the acquisitions into existing operations and numerous other factors identified in the Company’s filings with the Securities and Exchange Commission.

GENERAL

         MarineMax is the largest recreational boat retailer in the United States with fiscal 2001 revenue exceeding $504 million. Through 54 retail locations in 13 states, the Company sells new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. The Company also arranges related boat financing, insurance and extended warranty contracts; provides boat repair and maintenance services; and offers boat brokerage services.

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

         Each of the acquired companies historically operated with a calendar year-end, but adopted the September 30 year-end of MarineMax on or before the completion of its acquisition. The September 30 year-end more closely conforms to the natural business cycle of our company. The following discussion compares the three months ended December 31, 2001 to the three months ended December 31, 2000, and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

CONSOLIDATED RESULTS FROM OPERATIONS

Three-Month Period Ended December 31, 2001 Compared to Three-Month Period Ended December 31, 2000:

         Revenue. Revenue increased $16.1 million, or 19.0%, to $100.6 million for the three-month period ended December 31, 2001, from $84.5 million for the three-month period ended December 31, 2000. Of this increase, $13.8 million was attributable to an 18% growth in comparable-store sales and $2.3 million was attributable to stores not eligible for inclusion in the comparable-store base. The increase in comparable store sales for the three-month period ended December 31, 2001, resulted from an increase in the sale of larger products and an increased focus on the Company’s customer centric retailing strategies which generally results in a higher closing rate.

         Gross Profit. Gross profit decreased $0.4 million, or 1.8%, to $19.7 million for the three-month period ended December 31, 2001 from $20.1 million for the three-month period ended December 31, 2000. Gross profit margin as a percentage of revenue decreased to 19.6% in 2001 from 23.8% in 2000. The decrease in gross profit margin was attributable to downward pressure on the sales price of the Company’s products due to the declining economy and an increase in the sale of larger products, which historically yield lower gross profits per unit. This decline was partially offset by an increase in service revenue and commissions received on certain finance and insurance products, which generally yield higher gross margins. The increases in service revenue and finance and insurance commissions were driven by the Company’s comparable store-sales increase and expansion of its service operations.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.0 million, or 4.9%, to $19.8 million for the three-month period ended December 31, 2001 from $20.8 million for the three-month period ended December 31, 2000. Selling, general, and administrative expenses as a percentage of revenue decreased to 19.7% in 2001 from 24.6% in 2000. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to the Company’s cost-containment initiatives, including workforce reductions, additional leveraging of the Company’s improved operating structure and the impact of adopting SFAS 142.

         Interest Expense, Net. Interest expense, net decreased $0.1 million or 42.2%, to approximately $0.2 million for the three-month period ended December 31, 2001 from approximately $0.3 million for the three-month period ended December 31, 2000. Interest expense, net as a percentage of revenue decreased to 0.2% in 2001 from 0.3% in 2000. The decrease in total interest charges was the result of a more favorable interest rate environment.

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

         At December 31, 2001, the Company’s indebtedness totaled approximately $115.5 million, of which approximately $8.4 million was associated with the Company’s real estate holdings and the remaining $107.1 million was associated with financing the Company’s current inventory level and working capital needs. The Company receives interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally includes periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to the Company or the Company’s lender depending on the arrangements the manufacturer has established. Discontinuance of these programs could result in a material increase in interest expense.

         In December 2001, the Company entered into a revolving credit facility (the “Facility”) that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows the Company $20 million in traditional floorplan borrowings. The facility, which has a three-year term, with two, one-year renewal options, replaces four separate line-of-credit facilities. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a Performance Pricing grid, as defined. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the Facility are similar to the terms and conditions of the prior separate line-of-credit facilities.

         During the quarter ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000, and 1999, the Company completed the acquisition of seven marine retail operations. The Company acquired the net assets, related to property and buildings and assumed certain liabilities, including the outstanding floor plan obligations related to new boat inventories, for approximately $15.0 million in cash, including acquisition costs, 597,090 of the Company’s common stock, valued at approximately $6.2 million, and $3.5 million in promissory notes.

         Except as specified in this “Management’s Discussion and Analysis of Financial Condition, and Results of Operations “ and in the attached condensed consolidated financial statements, the Company has no material commitments for capital for the next 12 months. The Company believes that its existing capital resources will be sufficient to finance the Company’s operations for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.

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

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.4 1998 Incentive Stock Plan, as amended through November 15, 2000
10.17 Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders.

(b) Reports on Form 8-K

Not applicable.

MARINEMAX, INC.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

Dated: February 14, 2002	By: /s/ Michael H. McLamb

Michael H. McLamb Chief Financial Officer, Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

10.4	1998 Incentive Stock Plan, as amended through November 15, 2000

10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders.