Form 10-Q
period 2002-03-31
MARINEMAX INC
filed 2002-05-10
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes             No

The number of outstanding shares of the registrant’s Common Stock on May 8, 2002 was 15,277,974.

MARINEMAX, INC.

         ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Three-Month		For the Six-Month
	Period Ended March 31,		Period Ended March 31,

	2001	2002	2001	2002

Revenue	$142,620	$133,794	$227,147	$234,380

Cost of sales	112,718	106,233	177,159	187,102

Gross profit	29,902	27,561	49,988	47,278

Selling, general, and administrative expenses	24,172	21,852	44,988	41,655

Income from operations	5,730	5,709	5,000	5,623

Interest expense, net	579	264	868	431

Income before income taxes	5,151	5,445	4,132	5,192

Income tax provision	2,015	2,096	1,644	1,999

Net income	$3,136	$3,349	$2,488	$3,193

Basic and diluted net income per common share:	$0.21	$0.22	$0.16	$0.21

Shares used in computing net income per common share:

Basic	15,195,815	15,250,024	15,223,218	15,248,222

Diluted	15,195,815	15,523,479	15,223,218	15,384,949

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30, 2001	March 31, 2002

		(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,997	$12,795

Accounts receivable, net	12,614	16,771

Inventories	147,956	168,658

Prepaids and other current assets	1,686	2,079

Total current assets	172,253	200,303

Property and equipment, net	51,780	55,480

Goodwill, net	39,992	39,992

Other long-term assets	465	742

Total assets	$264,490	$296,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,772	$12,026

Customer deposits	7,182	8,793

Accrued expenses	12,364	16,485

Short-term borrowings	98,000	109,000

Current maturities of long-term debt	2,217	2,347

Current deferred tax liability	271	333

Total current liabilities	124,806	148,984

Long-term debt, net of current maturities	6,423	10,970

Other liabilities	3,138	2,545

Deferred tax liability	2,430	2,963

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding

Common stock, $.001 par value; 24,000,000 shares authorized, 15,221,378 and 15,250,024 shares issued and outstanding at September 30, 2001 and March 31, 2002, respectively	15	15

Additional paid-in capital	63,931	63,941

Treasury stock, at cost, 55,745 and 27,099 shares held at September 30, 2001 and March 31,2002, respectively	(344)	(185)

Retained earnings	64,091	67,284

Total stockholders’ equity	127,693	131,055

Total liabilities and stockholders’ equity	$264,490	$296,517

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended
(amounts in thousands)
(Unaudited)

	March 31,	March 31,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,488	$3,193

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,906	1,519

Deferred income tax provision	184	595

Gain on sale of property and equipment	(14)	(52)

Other	35	19

Decrease (increase) in —

Accounts receivable, net	(1,465)	(4,157)

Inventories	(65,621)	(20,702)

Prepaids and other assets	1,982	(670)

Increase (decrease) in —

Accounts payable	3,685	7,254

Customer deposits	(3,868)	1,611

Accrued expenses and other liabilities	2,328	3,528

Short-term borrowings	67,294	11,000

Net cash provided by operating activities	8,934	3,138

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,747)	(5,409)

Proceeds from sale of property and equipment	61	242

Cash used in purchase of businesses	(5,585)	—

Net cash used in investing activities	(9,271)	(5,167)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	228	150

Purchases of treasury stock	(501)	—

Borrowings of long-term debt	3,150	5,100

Repayments of long-term debt	(378)	(423)

Net cash provided by financing activities	2,499	4,827

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,162	2,798

CASH AND CASH EQUIVALENTS, beginning of period	12,583	9,997

CASH AND CASH EQUIVALENTS, end of period	$14,745	$12,795

Supplemental Disclosures of Cash Flow Information:

Cash paid for

Interest	$1,665	$1,057

Income taxes	$630	$—

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

         1.     COMPANY BACKGROUND AND BASIS OF PRESENTATION

         MarineMax, Inc. (a Delaware corporation) was incorporated in January 1998 and is the largest boat retailer in the United States. MarineMax, Inc. and subsidiaries (MarineMax or the Company) engage primarily in the retail sale, brokerage and service of new and used boats, motors, trailers, marine parts and accessories. As of March 31, 2002, the Company operated through 54 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas and Utah.

         MarineMax is the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts. Brunswick Corporation (Brunswick) is the world’s largest manufacturer of recreational boats, including Sea Ray and Boston Whaler. Sales of new Brunswick boats accounted for approximately 66%, 60%, and 58% of the Company’s revenue in fiscal 1999, 2000, and 2001, respectively. The Company represented approximately 9% of all Brunswick marine product sales during the same periods. The Company’s applicable subsidiaries are party to a 10-year dealer agreement with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in its geographic market.

         In November 2001, Brunswick completed its acquisition of Hatteras Yachts from Genmar Industries, Inc. The Company’s subsidiary, MarineMax Motor Yachts, Inc. (Motor Yachts), is party to a Dealership Agreement with Hatteras Yachts. The agreement gives the Company the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the U.S. distribution rights for Hatteras products over 82 feet. Approximately 2%, 8%, and 12% of the Company’s revenue during fiscal 1999, 2000, and 2001, respectively was derived from the sale of new boats acquired from Hatteras.

         The Company is party to dealer agreements with other manufacturers, each of which gives the Company the right to sell various makes and models of boats within a given geographic region.

         These interim financial statements of MarineMax have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of only normal recurring adjustments) considered necessary for fair presentation have been reflected in these condensed consolidated financial statements. The operating results for the quarter and the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

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

         2.     NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The implementation of SFAS 141 did not have any effect on the Company’s financial statements.

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

         3.     LONG-TERM DEBT

         In March 2002 the Company entered into a $5.1 million mortgage note payable collateralized by the property and building located at the Company’s facility in Stuart, Florida. Payments of $59,712 are due monthly and the mortgage bears an interest rate of 7.09%. The mortgage note payable matures in March 2012.

         4.     SHORT-TERM BORROWINGS:

         In December 2001, the Company entered into a revolving credit facility (Facility) that provides a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows the Company $20 million in traditional floorplan borrowings. The Facility, which has a three-year term, with two one-year renewal options, replaced four separate line of credit facilities. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a Performance Pricing grid, as defined. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the Facility are similar to the terms and conditions of the prior separate line of credit facilities.

         5.     GOODWILL AND OTHER INTANGIBLE ASSETS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company has elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement. The Company has completed the transitional goodwill impairment test, which resulted in no impairment of goodwill.

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

         The changes in the carrying amount of goodwill, net for the six-month period ended

         March 31, 2001 and 2002, are as follows:

	2001	2002

	(Amounts in thousands)
Beginning balance	$38,690	$39,992

Goodwill acquired during the period	2,250	—

Amortization of goodwill	499	—

Balance, March 31	$40,441	$39,992

         The reduction of goodwill amortization, net of related tax effects, due to the adoption of SFAS 142 in fiscal 2002 increased net income in the three months ended March 31, 2002 and the six-months ended March 31, 2002, by approximately $175,000, or $.01 diluted earnings per share, and $350,000, or $.02 diluted earnings per share, respectively. The following presents the proforma SFAS 142 effect on the unaudited results of operations for each of the quarters in the fiscal year ended September 30, 2001:

	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001

	(Amounts in thousands except share and per share data)
Net income (loss)	$(648)	$3,136	$8,215	$4,646

Goodwill amortization adjusted for income taxes	164	169	183	183

Adjusted net income (loss)	$(484)	$3,305	$8,398	$4,829

Diluted earnings per share:

Net income (loss) per common share	$(0.04)	$0.21	$0.54	$0.30

Goodwill amortization	0.01	0.01	0.01	0.01

Adjusted net income (loss) per common share	$(0.03)	$0.22	$0.55	$0.31

Weighted average common shares outstanding	15,250,026	15,195,815	15,231,290	15,255,303

Basic earnings per share:

Net income (loss) per common share	$(0.04)	$0.21	$0.54	$0.30

Goodwill amortization	0.01	0.01	0.01	0.01

Adjusted net income (loss) per common share	$(0.03)	$0.22	$0.55	$0.31

Weighted average common shares outstanding	15,250,026	15,195,815	15,193,995	15,219,008

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

         6.     SUBSEQUENT EVENTS

         On April 9, 2002, the Company acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind Marine), including the assumption of certain liabilities and related property and buildings for approximately $16.0 million in cash. Gulfwind Marine operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $9.4 million in goodwill. The Company has entered into a commitment with a lending institution to finance the property and buildings acquired.

See Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         This Management’s Discussion and Analysis of Results of Operations and Financial Condition contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future economic performance, plans and objectives for future operations and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by, and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in “Business-Special Considerations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. These risks include the impact of seasonality and weather, general economic conditions and the level of consumer spending, our ability to complete and integrate the acquisitions into existing operations and numerous other factors identified in our filings with the Securities and Exchange Commission.

GENERAL

         We are the largest recreational boat retailer in the United States with fiscal 2001 revenue exceeding $504 million. Currently we operate 57 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer boat brokerage services.

         We were incorporated in January 1998. We have significantly expanded our operations through the acquisition of 17 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

         In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

         Revenue from boat, motor and trailer sales and parts and service operations is recognized at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Marketing fees earned on credit life, accident and disability insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

Valuation of Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We have elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement.

         In addition to this initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies including, a projected discounted cash flow method. We have completed the transitional goodwill impairment test and we have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value to fall below carrying amount, impairment losses may be recognized in the future. Identifiable intangible assets and net goodwill amounted to $40.1 million as of March 31, 2002.

Inventories

         New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we write down our inventory to its fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, inventory write-downs may be required.

         For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

CONSOLIDATED RESULTS FROM OPERATIONS

         The following discussion compares the three months ended March 31, 2002 to the three months ended March 31, 2001, and the six months ended March 31, 2002 to the six months ended March 31, 2001 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001:

         Revenue. Revenue decreased $8.8 million, or 6.2%, to $133.8 million for the three-month period ended March 31, 2002 from $142.6 million for the three-month period ended March 31, 2001. The decrease was attributable to a 6% decline in same-store sales of which all stores were eligible for inclusion in the comparable-store base. The decrease was primarily attributable to the softer economic environment.

         Gross Profit. Gross profit decreased $2.3 million, or 7.8%, to $27.6 million for the three-month period ended March 31, 2002 from $29.9 million for the three-month period ended March 31, 2001. Gross profit margin as a percentage of revenue decreased slightly to 20.6% in 2002 from 21.0% in 2001. The decrease was attributable to downward pressure on the selling price of our products due to the declining economy. This decline was partially offset by an increase in service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased approximately $2.3 million, or 9.6%, to $21.9 million for the three-month period ended March 31, 2002 from $24.2 million for the three-month period ended March 31, 2001. Selling, general, and administrative expenses as a percentage of revenue decreased to 16.3% in 2002 from 17.0% in 2001. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to our cost-containment initiatives, including workforce reductions, additional leveraging of our improved operating structure and a $285,000 reduction of goodwill amortization, which represents the impact of adopting SFAS 142.

         Interest Expense, Net. Interest expense, net decreased approximately $300,000 or 54.4%, to approximately $300,000 for the three-month period ended March 31, 2002 from approximately $600,000 for the three-month period ended March 31, 2001. Interest expense, net as a percentage of revenue, decreased to 0.2% in 2002 from 0.4% in 2001. The decrease in total interest charges was the result of reduced average borrowings and a more favorable interest rate environment.

Six-Month Period Ended March 31, 2002 Compared to Six-Month Period Ended March 31,2001:

         Revenue. Revenue increased $7.3 million, or 3.2%, to $234.4 million for the six-month period ended March 31, 2002 from $227.1 million for the six-month period ended March 31, 2001. This increase was attributable to a 3% increase in same-store sales of which all stores were eligible for inclusion in the comparable-store base. The increase in comparable store sales for the six-month period ended March 31, 2002 was attributable to a strong December 2001 quarter, partially due to a shift in business from the September 30, 2001 quarter, and increased focus on our customer centric retailing strategies which generally results in a higher closing rate.

         Gross Profit. Gross profit decreased $2.7 million, or 5.4%, to $47.3 million for the six-month period ended March 31, 2002 from $50.0 million for the six-month period ended March 31, 2001. Gross profit margin as a percentage of revenue decreased to 20.2% in 2002 from 22.0 % in 2001. The decrease in gross profit margin was attributable to downward pressure on the selling price of our products due to the declining economy and an increase in the sale of larger products, which historically yield lower gross profits per unit. This decline was partially offset by an increase in service revenue and commissions received on certain finance and insurance products, which generally yield higher gross margins. The increases in service revenue and finance and insurance commissions/marketing fees were driven by our comparable store-sales increase and expansion of our service operations.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased approximately $3.3 million, or 7.4% to $41.7 million for the six-month period ended March 31, 2002 from $45.0 million for the six-month period ended March 31, 2001. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.8% in 2002 from 19.8% in 2001. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to our cost-containment initiatives, including workforce reductions, additional leveraging of our improved operating structure, and a $570,000 reduction of goodwill amortization, which represents the impact of adopting SFAS 142.

         Interest Expense, Net. Interest expense, net decreased approximately $500,000, or 50.3%, to approximately $400,000 for the six-month period ended March 31, 2002 from approximately $900,000 for the six-month period ended March 31, 2001. Interest expense, net as a percentage of revenue, decreased to 0.2% in 2002 from 0.4% in 2001. The decrease in total interest charges was the result of reduced average borrowings and a more favorable interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash needs are primarily for working capital to support operations, including new and used boats and related parts inventories, off-season liquidity, growth through acquisitions, and new store openings. These cash needs have historically been financed from operations and borrowings under credit facilities. We depend upon dividends and other payments from our operating subsidiaries to fund our obligations and meet our cash needs. No agreements exist that restrict this flow of funds.

         As of March 31, 2002, our indebtedness totaled approximately $122.3 million, of which approximately $13.3 million was associated with our real estate holdings and the remaining $109.0 million was associated with financing our current inventory level and working capital needs. We receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements with the manufacturer. Discontinuance of these programs could result in a material increase in interest expense to us.

         In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term, with two one-year renewal options, replaces four separate line of credit facilities. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a Performance Pricing grid, as defined. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

         Subsequent to the quarter ended March 31, 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates, including the assumption of certain liabilities and related property and buildings for approximately $16.0 million in cash. Gulfwind Marine operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. We have entered into a commitment with a lending institution to finance the property and buildings acquired.

         Except as specified in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the attached condensed consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance the Company’s operations for at least the next 12 months, except for possible significant acquisitions.

CONTRACTUAL COMMITMENTS AND COMMERCIAL COMMITMENTS

         The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2002:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total

(in thousands)

2002	$109,000	$1,972	$2,642	$113,614

2003	—	971	4,225	5,196

2004	—	1,034	3,015	4,049

2005	—	1,114	2,199	3,313

2006	—	1,197	1,967	3,164

Thereafter	—	7,029	3,768	10,797

Total	$109,000	$13,317	$17,816	$140,133

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

         Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows. Our current operations and our business could become substantially more seasonal as we acquire retailers that operate in colder regions of the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           Not applicable.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                           Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                           Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                           Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2002 Annual Meeting of Stockholders was held on March 5, 2002. The following nominees were elected to our Board of Directors to serve as Class I directors for three-year terms expiring in 2005, or until their successors are elected and qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld

Robert D. Basham	11,470,601	—

Richard R. Bassett	11,448,201	—

David L. Cochran	11,448,201	—

The following directors’ terms of office continued after the 2002 Annual Meeting of Stockholders: William H. McGill Jr., Gerald M. Benstock, Robert S. Kant, Stewart Turley, and Dean S. Woodman.

Additionally, our stockholders ratified the appointment of Arthur Andersen LLP as our independent certified public accountants for the fiscal year ending September 30, 2002:

Votes in Favor	Opposed	Abstained	Broker Non-Vote

10,512,372	929,595	110,502	—

ITEM 5. OTHER INFORMATION

                           Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                           Not applicable.

         (b)  Reports on Form 8-K

                           Not applicable.

MARINEMAX, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

May 10, 2002	By:	/s/ Michael H. McLamb

Michael H. McLamb Chief Financial Officer, Vice President, Secretary and Treasurer