Form 10-Q
period 2002-06-30
MARINEMAX INC
filed 2002-08-13
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Yes        No

         The number of outstanding shares of the registrant’s Common Stock on July 26, 2002 was 15,280,545.

MARINEMAX, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Three-Month Period		For the Nine-Month Period
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Revenue	$165,544	$170,595	$392,690	$404,975

Cost of sales	127,301	130,466	304,459	317,568

Gross profit	38,243	40,129	88,231	87,407

Selling, general, and administrative expenses	24,240	27,126	69,228	68,781

Income from operations	14,003	13,003	19,003	18,626

Interest expense, net	732	478	1,600	909

Income before income taxes	13,271	12,525	17,403	17,717

Income tax provision	5,056	4,822	6,700	6,821

Net income	$8,215	$7,703	$10,703	$10,896

Basic net income per common share:	$0.54	$0.50	$0.70	$0.71

Diluted net income per common share:	$0.54	$0.49	$0.70	$0.70

Shares used in computing net income per common share:

Basic	15,193,995	15,276,721	15,213,477	15,260,289

Diluted	15,231,290	15,780,582	15,225,911	15,519,392

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30, 2001	June 30, 2002

		(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,997	$13,257

Accounts receivable, net	12,614	25,402

Inventories	147,956	163,315

Prepaids and other current assets	1,686	4,133

Total current assets	172,253	206,107

Property and equipment, net	51,780	64,352

Goodwill, net	39,992	49,490

Other long-term assets	465	1,176

Total assets	$264,490	$321,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,772	$13,795

Customer deposits	7,182	8,140

Accrued expenses	12,364	16,478

Short-term borrowings	98,000	125,000

Current maturities of long-term debt	2,217	1,308

Current deferred tax liability	271	292

Total current liabilities	124,806	165,013

Long-term debt, net of current maturities	6,423	12,868

Other liabilities	3,138	1,014

Deferred tax liability	2,430	3,274

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.001 par value; 24,000,000 shares authorized, 15,221,378 and 15,278,625 shares issued and outstanding at September 30, 2001 and June 30, 2002, respectively	15	15

Additional paid-in capital	63,931	63,974

Treasury stock, at cost, 55,745 and 2,349 shares held at September 30, 2001 and June 30, 2002, respectively	(344)	(18)

Retained earnings	64,091	74,985

Total stockholders’ equity	127,693	138,956

Total liabilities and stockholders’ equity	$264,490	$321,125

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
for the Nine-Month Periods Ended
(amounts in thousands)
(Unaudited)

	June 30,	June 30,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$10,703	$10,896

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,920	2,515

Deferred income tax provision	231	863

Gain on sale of property and equipment	(22)	(56)

Other	125	40

Decrease (increase) in —

Accounts receivable, net	(3,778)	(11,424)

Inventories	(41,691)	2,288

Prepaids, goodwill and other assets	621	(3,252)

Increase (decrease) in —

Accounts payable	4,583	5,166

Customer deposits	(3,732)	958

Accrued expenses and other liabilities	756	953

Short-term borrowings	42,900	11,058

Net cash provided by operating activities	13,616	20,005

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,567)	(6,777)

Proceeds from sale of property and equipment	44	251

Cash used in purchase of businesses	(5,585)	(15,022)

Net cash used in investing activities	(12,108)	(21,548)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	228	329

Purchases of treasury stock	(501)	—

Borrowings of long-term debt	3,150	5,100

Repayments of long-term debt	(597)	(626)

Net cash provided by financing activities	2,280	4,803

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,788	3,260

CASH AND CASH EQUIVALENTS, beginning of period	12,583	9,997

CASH AND CASH EQUIVALENTS, end of period	$16,371	$13,257

Supplemental Disclosures of Cash Flow Information:

Cash paid for

Interest	$2,699	$1,787

Income taxes	$2,230	$2,160

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     COMPANY BACKGROUND AND BASIS OF PRESENTATION

         We were incorporated in Delaware January 1998 and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of June 30, 2002, we operated through 57 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

         We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of recreational boats. We represented approximately 9% of all Brunswick marine product sales during our fiscal year ended September 30, 2001. Each of our operating dealership subsidiaries is a party to a multi-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, Inc., is party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle), and the state of Texas, as well as, the U.S. distribution rights for Hatteras products over 82 feet.

         We are party to dealer agreements with other manufacturers, each of which gives us the right to sell various makes and models of boats within a given geographic region.

         These interim financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2001. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of only normal recurring adjustments) considered necessary for fair presentation have been reflected in these condensed consolidated financial statements. The operating results for the three and the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the financial statement presentation of the current period. The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2.     ACQUISITIONS

         In April 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind Marine), including related property and buildings, for approximately $16.0 million in cash, including acquisition costs, and assumed certain liabilities. Gulfwind Marine operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. Gulfwind Marine generated approximately $60.0 million of revenue in its most recently completed fiscal year, and it expands our ability to serve consumers in the west Florida boating community. The acquisition has been accounted for using the purchase method of accounting, which resulted in the recognition of approximately $9.5 million in goodwill, including acquisition costs. Gulfwind Marine has been included in our condensed consolidated financial statements since the date of acquisition.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The implementation of SFAS 141 did not have any effect on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. We do not expect SFAS 143 to have a material effect on our financial statements.

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill (which is covered by SFAS 142). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect SFAS 144 to have a material effect on our financial statements.

4.     LONG-TERM DEBT

         In March 2002, we executed a $5.1 million mortgage note payable, with a finance institution, collateralized by the property and building located at our facility in Stuart, Florida. Payments of $59,712 are due monthly and the mortgage bears an interest rate of 7.09%. The mortgage note payable matures in March 2012.

         Associated with the Gulfwind Marine acquisition, we assumed a $1.0 million mortgage note payable, with a finance institution, collateralized by the property and building located at our facility in Cape Haze, Florida. Payments of $9,008 are due monthly, and the mortgage bears an interest rate of 7.11%. The mortgage note payable matures in April 2012.

5.     SHORT-TERM BORROWINGS:

         In December 2001, we entered into a revolving credit facility (Facility) with four finance institutions, that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us $20 million in traditional floorplan borrowings. The Facility, which has a three-year term, with two one-year renewal options, replaced four separate line of credit facilities. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the Facility are similar to the terms and conditions of the prior separate line of credit facilities.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement. We have completed the transitional goodwill impairment test, which resulted in no impairment of goodwill.

         The changes in the carrying amount of goodwill, net for the nine-month periods ended June 30, 2001 and 2002, are as follows:

	2001	2002

	(Amounts in thousands)
Beginning balance	$38,690	$39,992

Goodwill acquired during the period	2,250	9,498

Amortization of goodwill	749	—

Balance, June 30	$40,191	$49,490

         The reduction of goodwill amortization, net of related tax effects, due to the adoption of SFAS 142 in fiscal 2002 increased net income in the three months ended June 30, 2002 and the nine months ended June 30, 2002 by approximately $175,000, or $.01 per share, and $525,000, or $.03 per share, respectively, on a fully diluted basis. The following presents the pro forma SFAS 142 effect on the unaudited results of operations for each of the quarters in the fiscal year ended September 30, 2001:

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

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

7.     SUBSEQUENT EVENTS:

         In July 2002, we executed a $3.5 million mortgage note payable, with a finance institution, collateralized by the property and building located at our facility in Venice, Florida. Payments of $40,357 are due monthly, and the mortgage bears an interest rate of 6.75%. The mortgage note payable matures in July 2012.

         In July 2002, we purchased inventory and certain equipment from the previous San Diego-based Sea Ray dealer, which had approximately $6.0 million of revenue in calendar 2000. We will initially operate a single retail store and a separate service facility. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $100,000 in goodwill, including acquisition costs. This purchase enhances our ability to serve consumers in our western operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.

         This Management’s Discussion and Analysis of Results of Operations and Financial Condition contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in “Business-Special Considerations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

GENERAL

         We are the largest recreational boat retailer in the United States with fiscal 2001 revenue exceeding $504 million. Currently, we operate 57 retail locations in 13 states, and we sell new and used recreational boats and related marine products, including engines, boats, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer boat brokerage services.

         We were incorporated in January 1998, and we have significantly expanded our operations through the acquisition of 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

Revenue Recognition

         We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Marketing fees earned on credit life, accident, and disability insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

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

         In addition to this initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We have completed the transitional goodwill impairment test, and we have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value to fall below carrying amount, impairment losses may be recognized in the future. Identifiable intangible assets and net goodwill amounted to $49.5 million as of June 30, 2002.

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

CONSOLIDATED RESULTS FROM OPERATIONS

         The following discussion compares the three months ended June 30, 2002 to the three months ended June 30, 2001, and the nine months ended June 30, 2002 to the nine months ended June 30, 2001 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001:

         Revenue. Revenue increased $5.1 million, or 3.1%, to $170.6 million for the three-month period ended June 30, 2002 from $165.5 million for the three-month period ended June 30, 2001. The increase was attributable to $14.0 million in revenue from stores opened or acquired that are not eligible for inclusion in the comparable-store base, partially offset by a 6% decline in comparable-store sales. The decrease in comparable-store sales was primarily attributable to softer economic and market conditions.

         Gross Profit. Gross profit increased $1.9 million, or 4.9%, to $40.1 million for the three-month period ended June 30, 2002 from $38.2 million for the three-month period ended June 30, 2001. Gross profit margin as a percentage of revenue increased to 23.5% in 2002 from 23.1% in 2001. The increase was attributable to an increase in parts and service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins than the sale of a boat. This increase was partially offset by downward pressure on the selling price of our boats due to softer economic and market conditions.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.9 million, or 11.9%, to $27.1 million for the three-month period ended June 30, 2002 from $24.2 million for the three-month period ended June 30, 2001. Selling, general, and administrative expenses as a percentage of revenue increased to 15.9% in 2002 from 14.6% in 2001. The increase in selling, general, and administrative expenses was primarily attributable to the acquisition of Gulfwind Marine, the recent Sarasota, Florida acquisition. The increase in selling, general and administrative expenses as a percentage of revenue was a result of our acquisition of Gulfwind Marine, which currently operates at a lower operating margin than our average dealership, and a weaker leveraging of the operating structure due to the comparable-store sales decrease. This increase was offset by a decrease in selling, general and administrative expenses related to our cost containment initiatives, including workforce reductions and a $250,000 reduction of goodwill amortization, which represents the impact of adopting SFAS 142.

         Interest Expense, Net. Interest expense, net decreased $0.2 million or 34.7%, to $0.5 million for the three-month period ended June 30, 2002 from $0.7 million for the three-month period ended June 30, 2001. Interest expense, net as a percentage of revenue, decreased to 0.3% in 2002 from 0.4% in 2001. The decrease in total interest charges was the result of a more favorable interest rate environment partially offset by an increase in average borrowings since the April 2002 Gulfwind Marine acquisition.

Nine-Month Period Ended June 30, 2002 Compared to Nine-Month Period Ended June 30, 2001:

         Revenue. Revenue increased $12.3 million, or 3.1%, to $405.0 million for the nine-month period ended June 30, 2002 from $392.7 million for the nine-month period ended June 30, 2001. The increase was attributable to $14.0 million in revenue from stores opened or acquired that are not eligible for inclusion in the comparable-store base, partially offset by a 0.2% decline in comparable-store sales. The decrease in comparable-store sales was primarily attributable to softer economic and market conditions.

         Gross Profit. Gross profit decreased $0.8 million, or 0.9%, to $87.4 million for the nine-month period ended June 30, 2002 from $88.2 million for the nine-month period ended June 30, 2001. Gross profit margin as a percentage of revenue decreased to 21.6% in 2002 from 22.5% in 2001. The decrease was attributable to downward pressure on the selling price of our boats due to softer economic and market conditions. This decline was partially offset by an increase in parts and service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins that the sale of a boat.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.4 million, or 0.6%, to $68.8 million for the nine-month period ended June 30, 2002 from $69.2 million for the nine-month period ended June 30, 2001. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.0% in 2002 from 17.6% in 2001. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to our cost-containment initiatives, including workforce reductions, resulting in a stronger leveraging of our operating structure and a $749,000 reduction of goodwill amortization, which represents the impact of adopting SFAS 142, partially offset by the Gulfwind acquisition which currently operates at a lower operating margin.

         Interest Expense, Net. Interest expense, net decreased $0.7 million, or 43.2%, to $0.9 million for the nine-month period ended June 30, 2002, from $1.6 million for the nine-month period ended June 30, 2001. Interest expense, net as a percentage of revenue, decreased to 0.2% in 2002 from 0.4% in 2001. The decrease in total interest charges was the result of a more favorable interest rate environment partially offset by an increase in average borrowings since the April 2002 Gulfwind Marine acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash needs are primarily for working capital to support operations, including new and used boats and related parts inventories, off-season liquidity, growth through acquisitions, and new store openings. These cash needs have historically been financed from operations and borrowings under credit facilities with finance institutions. We depend upon dividends and other payments from our consolidated operating subsidiaries to fund our obligations. No agreements exist that restrict this flow of funds.

         As of June 30, 2002, our indebtedness totaled approximately $139.2 million, of which approximately $14.2 million was associated with our real estate holdings and the remaining $125.0 million was associated with financing our current inventory level and working capital needs. We receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements with the manufacturer. Discontinuance of these programs could result in a material increase in our interest expense.

         In December 2001, we entered into a revolving credit facility (Facility), with four finance institutions, that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us $20 million in traditional floorplan borrowings. The Facility, which has a three-year term, with two one-year renewal options, replaced four separate line of credit facilities. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the Facility are similar to the terms and conditions of the prior separate line of credit facilities.

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

CONTRACTUAL COMMITMENTS AND COMMERCIAL COMMITMENTS

         The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2002:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total

(amounts in thousands)
2002	$125,000	$326	$1,351	$126,677

2003	—	1,311	4,355	5,666

2004	—	1,343	3,117	4,460

2005	—	1,661	2,301	3,962

2006	—	2,200	2,069	4,269

Thereafter	—	7,335	3,819	11,154

Total	$125,000	$14,176	$17,012	$156,188

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         Not applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.     OTHER INFORMATION

         Our Insider Trading Policy permits our directors, officers, and other key personnel to establish purchase and sale programs in accordance with Rule 10b5-1 adopted by the Securities and Exchange Commission. The rule permits these individuals to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. In our view, Rule 10b5-1 plans are beneficial because systematic, pre-planned sales that take place over an extended period should have a less disruptive influence on the price of our stock. We also believe plans of this type are beneficial because they inform the marketplace about the nature of the trading activities of our directors and officers. In the absence of such information, the market could mistakenly attribute transactions as reflecting a lack of confidence in our company or an indication of an impending event involving our company. We recognize that our directors and officers may have reasons totally apart from the company in determining to effect transactions in our common stock. These reasons could include the purchase of a home, tax and estate planning, the payment of college tuition, the establishment of a trust, the balancing of assets, retirement or retirement planning, or other personal reasons.

         The establishment of any trading plan involving our company requires the pre-clearance by our Chief Executive Officer or Chief Financial Officer. Any individual adopting a trading plan must comply with all requirements of Rule 10b5-1, including the requirement that the individual not possess any material nonpublic information regarding our company at the time of the establishment of the plan.

         Currently, certain of our directors or officers have adopted a Rule 10b5-1 trading plans.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On June 3, 2002, we filed a Current Report on Form 8-K regarding our change in independent public accountants.

MARINEMAX, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

August 13, 2002	By: /s/ Michael H. McLamb

Michael H. McLamb Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.