Form 10-K
period 2002-09-30
MARINEMAX INC
filed 2002-12-17
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2002

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

18167 U.S. Highway North

Suite 499
Clearwater, Florida 33764
(727) 531-1700
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of Common Stock held by nonaffiliates of the registrant (7,929,937 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $95,159,244. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

      As of November 29, 2002, there were outstanding 15,310,599 shares of registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

      Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2002

Statements Regarding Forward-Looking Statements

      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1, “Special Considerations.”

PART I

Item 1.     Business

Introduction

Our Company

      We are the largest recreational boat dealer in the United States. Through 59 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation, accounted for approximately 65% of our revenue in fiscal 2002. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 11% of all Brunswick marine sales, including approximately 33% of its new Sea Ray boat sales, during our 2002 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights in most of our geographic markets, excluding California, Nevada, Arizona, and Utah.

      We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers and have acquired 13 additional previously independent recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation since that time. We are capitalizing on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. While we believe the average new boat retailer generates less than $3.0 million in annual sales, our retail locations, which operated at least 12 months, averaged $12 million in annual sales in fiscal 2002. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2002 was approximately $85,000 compared to the estimated industry average selling price of approximately $24,000. For the fiscal year ended September 30, 2002, we had revenue of approximately $541.0 million, operating income of approximately $29.0 million, and net income of approximately $17.1 million. Our same-store sales increased an average of 10% for the last five years, including a decline of 9% in fiscal 2001.

      We are adopting the best practices of our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, MarineMax Value-Price sales approach, prime retail locations, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

      The total U.S. recreational boating industry generated approximately $25.6 billion in retail sales in calendar 2001, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $11.3 billion of these sales in 2001. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small retailers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers, particularly during a period of stagnant industry growth. We also believe that many dealers lack an exit strategy for their owners.

      We maintain our executive offices at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

      Our website is located at www.marinemax.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission.

Strategy

      Our goal is to enhance our position as the nation’s leading retailer of recreational boats. Key elements of our operating and growth strategies include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with a negotiation-free purchase process, superior service, and premier facilities;

•	implementing the “best practices” of our acquired dealers as appropriate throughout our dealerships;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	opening additional retail facilities in our existing and new territories;

•	offering additional product lines and services;

•	pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	expanding our Internet retail operations and marketing;

•	promoting national brand name recognition and the MarineMax connection;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations.

Development of the Company; Acquisitions

      MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. We acquired a sixth recreational boat dealer in April 1998. Since our initial public offering in June 1998, we have acquired 12 additional recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation.

      Each of our acquired dealers is continuing its operations under the MarineMax name as a wholly owned operating subsidiary of our company. The following table sets forth information regarding the acquired companies and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast, Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest, Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California

      In October 1998, we received the Hatteras Yachts dealership for the state of Florida, excluding certain portions of the Florida Panhandle, and became the distributor for Hatteras products over 82 feet for North and South American, the Caribbean, and the Bahamas. In October 2001, we received the Hatteras Yachts dealership for the state of Texas.

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

BUSINESS

General

      We are the largest recreational boat dealer in the United States. Through 59 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation, accounted for approximately 65%, of our revenue in fiscal 2002. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 11% of all Brunswick marine sales, including approximately 33% of its new Sea Ray boat sales, during our 2002 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights to most of our geographic markets, excluding California, Nevada, Arizona, and Utah.

U.S. Recreational Boating Industry

      We believe that total U.S. recreational boating industry generated $25.6 billion in revenue in calendar 2001, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. We believe that retail sales of new boats, engines, trailers, and accessories accounted for approximately $11.3 billion of such sales in 2001. Total U.S. recreational boating industry sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. We believe this decline can be attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail recreational boating sales have increased each year thereafter through 2001.

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

      The recreational boat retail market remains highly fragmented with little consolidation having occurred to date. We estimate that the boat retailing industry includes more than 5,000 boat retailers, most of which are small companies owned by individuals that operate in a single market, have annual sales of less than $3.0 million, and provide varying degrees of merchandising, professional management, and customer service. We believe that many of these retailers are encountering increased pressure from boat manufacturers to improve their levels of service and systems, increased competition from larger national retailers in certain product lines, and, in certain cases, business succession issues.

Strategy

      Our goal is to enhance our position as the nation’s leading operator of recreational boat dealerships. Key elements of our strategies include the following:

      Emphasizing Customer Satisfaction and Loyalty. We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with a negotiation-free purchase process. We further enhance and simplify the purchase process by helping to arrange financing and insurance at our retail locations with competitive terms and streamlined turnaround. We offer the customer a thorough in-water orientation of boat operations where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer’s entire family. We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer’s wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

      Implementing Best Practices. We implement the “best practices” of our acquired dealers as appropriate throughout our dealerships. As an example, we have implemented the MarineMax Value-Price sales approach at each of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, where beneficial, the best practices of our acquired dealers in terms of location design and layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

      Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize at the corporate level certain administrative functions such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer’s boat location, and giving access to a larger inventory, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

      Emphasizing Employee Training and Development. To promote continued internal growth, we devote substantial efforts to train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible. Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online. MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

      Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 13 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers by expanding various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed eight retail locations, excluding those opened on a temporary basis for a specific purpose.

      Offering Additional Product Lines and Services. We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. For example, we added the Boston Whaler product line in fiscal 1997; Hatteras, Supra, and Azimut product lines in fiscal 1999; Sport-Craft product lines in fiscal 2000; and Sea Hunt and MB Sports product lines in fiscal 2001. We added Meridian Yachts and Grady White and expanded our Hatteras Yachts and Tracker Marine relationship in fiscal 2002. In addition, in fiscal 2002, we increased our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to offer enhanced financing programs designed to better serve customers and thereby increase sales and improve profitability.

      Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. As a result of the considerable industry experience and relationships of our management team, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror by boat dealers because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. Brunswick has agreed to cooperate in good faith with us and not to unreasonably withhold its consent to the acquisition by us each year of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year to the extent such Sea Ray dealers desire to be acquired by us and subject to the maximum purchase restrictions as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

      Utilization of the Internet. Our web initiative, MarineMax.com, provides customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores leads to potential customers for new and used boats and brokerage services. We also plan to expand our ability to offer financing and parts and accessories on our website.

      Promoting Brand Name Recognition and the MarineMax Connection. We are promoting our brand name recognition to take advantage of our status as the nation’s only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. We refer to this strategy as the “MarineMax Connection.” As a result, our signage emphasizes the MarineMax name at each of our locations, and we have increased our national advertising in various print and other media.

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

      Utilizing Technology Throughout Operations. We believe that our management information system, which currently is being utilized by each operating subsidiary and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages. Our managers use a web-based tool to access essentially all financial and operational data from anywhere at any time.

Products and Services

      We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we assist in arranging related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; and offer boat brokerage services.

New Boat Sales

      We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Meridian Yachts, and Hatteras Yachts. In fiscal 2002, approximately 65% of our revenue was derived from the sale of new boats manufactured by Brunswick. We believe that we represent approximately 33% of Sea Ray’s new boat sales and are in excess of 11% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, ski boats, and pontoon boats provided by other manufacturers. During fiscal 2002, new boat sales accounted for approximately 68% of our revenue.

      We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2002 average new boat sales price of approximately $85,000 compared with our estimated industry average selling price of approximately $24,000. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as yachts and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

      The following table is illustrative of the range of new boats that we offer but is not all inclusive:

	Number			Manufacturer Suggested
Product Line and Trade Name	of Models	Overall Length		Retail Price Range

Motor Yachts and Convertibles
Hatteras Motor Yachts	9	63’ to 100’	+	$1,000,000 to $8,000,000	+
Hatteras Convertibles	9	50’ to 90’		1,000,000 to 6,000,000	+
Pleasure Boats
Sea Ray Yachts	6	50’ to 68’		850,000 to 3,100,000
Sea Ray Sport Yachts	10	36’ to 48’		320,000 to 950,000
Sea Ray Sport Cruisers	9	26’ to 34’		65,000 to 230,000
Sea Ray Sport Boats	15	17’ to 27’		18,000 to 81,500
Fishing Boats
Boston Whaler	16	12’ to 29’		5,000 to 190,000

      Motor Yachts and Convertibles. Hatteras Yachts is one of the world’s premier yacht builders. The Hatteras fleet is one of the most extensive serving the luxury megayacht segment of the market, with configurations for cruising and sport fishing. All Hatteras models include state-of-the-art designs with live-aboard luxury. The motor yacht series, ranging from 63 feet to over 100 feet, offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. The convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. Ranging from 50 feet to 90 feet, Hatteras convertibles feature interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

      Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms. The sport yachts and yachts come in a variety of configurations, including aft cabin, bridge cockpit, and express cruiser models, to suit each customer’s particular recreational boating style. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. All Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines.

      Fishing Boats. The fishing boats we offer range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, splash-well gates with rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Used Boat Sales

      We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. Approximately 75% of the used boats we sold in fiscal 2002 were Brunswick models.

      Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to increase our used boat business as a result of the increased availability of quality used boats generated from our acquisition of used boats in our expanding sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory has been posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

      At most of our retail locations, we offer the Sea Ray Legacy™warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, will enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

Marine Engines and Related Marine Equipment

      We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements. See “Business — Environmental and Other Regulatory Issues.” An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Many of our operating subsidiaries have been recognized by Mercury Marine as “Platinum Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

      We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care and service products (primarily Mercury Marine’s Quicksilver line); Kiekhaefer high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and wakeboards. We also offer novelty items, such as shirts, caps, and floormats bearing the manufacturer’s or dealer’s logo.

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

      We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program. For warranty work, Brunswick reimburses a percentage of the dealer’s posted service labor rates, with the percentage varying depending on the dealer’s customer satisfaction index rating and attendance at service training courses. We derive the majority of our warranty revenue from Brunswick products, as Brunswick products comprise the majority of products sold. Certain other manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers permit warranty work to be performed only at authorized dealerships, we receive substantially all of the warranted maintenance and repair work required for the new boats we sell. The third-party extended warranty contracts we offer also result in an ongoing demand for our maintenance and repair services for the duration of the term of the extended warranty contract.

      Our maintenance and repair services are performed by manufacturer-trained and certified service technicians. In charging for our mechanics’ labor, many of our dealerships use a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage markups on parts are similarly based on market conditions for different parts.

F&I Products

      At each of our retail locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and insurance coverage, including credit-life, accident disability coverage, and boat property and casualty coverage (collectively, “F&I”). During fiscal 2002, fee income generated from F&I products accounted for approximately 3.0% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

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

      We also offer extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge above a deductible. While we sell all new boats with the boat manufacturer’s standard hull warranty of generally five years and standard engine warranty of generally one year, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee for arranging an extended service contract. Most required services under the contracts are provided by us and paid for by the third-party contract holder.

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

Retail Locations

      We sell our recreational boats and other marine products and offer our related boat services through 59 retail locations in Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

      Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin and Mission Bay in California; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; and Clear Lake, Lake Canroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give the customer immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

      We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or “MMU,” which provides training for employees in all aspects of our operations. Extensive training sessions are held at our various regional locations periodically throughout the year covering a variety of topics. We recently launched MMU-online, which offers various modules over the Internet. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

      Sales representatives receive compensation primarily on a commission basis. Each store manager is a salaried employee with incentive bonuses based on the performance of the managed dealership. Maintenance and repair service managers receive compensation on a salary basis with bonuses based on the performance of their departments. Our management information system provides each store and department manager with daily financial and operational information, enabling them to monitor their performance on a daily, weekly, and monthly basis. We have a uniform, fully integrated management information system serving each of our dealerships.

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

      We sell our boats at posted value prices that generally represent a discount from the manufacturer’s suggested retail price. The MarineMax Value-Price sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

      As a part of our sales and marketing efforts, we also participate in boat shows and in-the-water sales events at area boating locations, typically held in January and February, in each of our markets and in certain locations in close proximity to our markets. These shows and events are normally held at convention centers or marinas, with area dealers renting space. Boat shows and other offsite promotions are an important venue for generating sales orders. The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show.

      We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boat safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each company-sponsored event, planned and led by a company employee, also provides a favorable medium for acclimating new customers to boating and enables us to promote actively new product offerings to boating enthusiasts.

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

      We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, since November 2001, Hatteras and, since August 2002, Meridian. We also purchase new boats and other marine related products from other manufacturers, including Century, Grady White, MB Sports, Sea Hunt, Sea Pro, and Tracker Marine. In fiscal 2002, sales of new Brunswick boats, including Hatteras, accounted for 65% of our revenue. We believe our Sea Ray boat purchases represent approximately 33% of Sea Ray’s boat sales and are in excess of 11% of all Brunswick marine product sales during fiscal 2002. No other manufacturer accounted for a significant portion of our net purchases in fiscal 2002. Through operating subsidiaries, we have entered into agreements with Brunswick covering Sea Ray products.

      We typically deal with each of our manufacturers, other than Brunswick, under an annually renewable, non-exclusive dealer agreement. Manufacturers generally establish prices on an annual basis, but may change prices in their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers’ slow seasons, generally October through March. To obtain lower cost of inventory, we strive to capitalize on these manufacturer incentives to take product delivery during the manufacturers’ slow seasons. This permits us to gain pricing advantages and better product availability during the selling season.

      The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. Arrangements with certain other manufacturers may restrict our right to offer some product lines in certain markets.

      We transfer individual boats among our retail locations to fill customer orders that otherwise might take substantially longer to fill from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer, but the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in July.

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

      In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaced four separate line of credit facilities. During November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as defined in the credit agreement. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

      As of September 30, 2002, we owed an aggregate of approximately $95 million under our revolving credit facility. As of September 30, 2002, our revolving credit facility provided us with an additional available borrowing capacity of approximately $63 million. Advances on the facility accrued interest at a weighted average rate of 3.6% as of September 30, 2002.

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

Brunswick Agreement Relating to Acquisitions

      We and Brunswick entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick’s discretion. In the event that our purchases of Sea Ray boats exceed 49% of the purchases of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick’s next succeeding fiscal year but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat purchases exceed the 49% benchmark.

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

      Each dealer agreement may be terminated

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

Employees

      As of September 30, 2002, we had 1,209 employees, 1,166 of whom were in store-level operations and 43 of whom were in corporate administration and management. This includes 136 store-level employees that were added in conjunction with the April 2002 acquisition of Gulfwind Marine Partners, Inc. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

      We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways,” “MarineMax Care,” “Delivering the Dream,” and “MarineMax and Design.” We have registered the name “MarineMax” in the European community. We have a trademark application pending with the U.S. Patent and Trademark Office for “NewCoast Financial Services.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “MarineMax Value Price,” “Value Price,” “Delivering the Dream,” “Delivering and Selling the Dream,” “Getaways,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

      Our business, as well as the entire recreational boating industry, is highly seasonal. Over the three-year period ended September 30, 2002, the average net sales for the quarters ended December 31, March 31, June 30, and September 30 represented 19%, 25%, 31%, and 25%, respectively, of our average annual net sales. With the exception of Florida, our geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows, and continuing through July.

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

Environmental and Other Regulatory Issues

      Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.

      The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

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

      We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the acquired dealers have indemnified us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss. We may also have additional storage tank liability insurance and “Superfund” coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

Product Liability

      The products we sell or service may expose us to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party product liability insurance, which we believe to be adequate. However, we may experience legal claims in excess of our insurance coverage, and those claims may not be covered by insurance. Furthermore, any significant claims against us could adversely affect our business, financial condition, and results of operations and result in negative publicity.

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

EXECUTIVE OFFICERS

      The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	58	Chairman of the Board, President, Chief Executive Officer, and Director
David L. Cochran	56	Senior Vice President, Chief Operating Officer, and Director
Michael H. McLamb	37	Executive Vice President, Chief Financial Officer, and Secretary
Kurt M. Frahn	33	Vice President of Finance and Treasurer
Edward A. Russell	42	Vice President
Michael J. Aiello	46	Vice President

      William H. McGill Jr. has served as the Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998. Mr. McGill served as the President of our company from January 1988 until September 8, 2000 and re-assumed the position on July 1, 2002. Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us.

      David L. Cochran has served as a Senior Vice President of our company since October 1, 1998, as Chief Operating Officer of our company since September 8, 2000 and director of our company since March 2002. Mr. Cochran was a principal owner and president of Cochran’s Marine, Inc. and C&N Marine, Inc., one of our operating subsidiaries, from 1977 until its merger with us.

      Michael H. McLamb has served as Executive Vice President of our company since October 2002, as Chief Financial Officer since January 23, 1998, and as Secretary since April 5, 1998. Mr. McLamb served as Vice President and Treasurer of our company from January 23, 1998 until October 22, 2002. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a senior manager.

      Kurt M. Frahn has served as Vice President of Finance and Treasurer of our company since October 22, 2002. Mr. Frahn served as Director of Taxes and Acquisitions of our company from May 15, 1998 until October 22, 2002. Mr. Frahn was employed by Arthur Andersen, LLP from September 3, 1991 until May 15, 1998, serving most recently as a tax consulting manager.

      Edward A. Russell has served as Vice President of our company since October 2002. Most recently Mr. Russell served as the Regional Manager of our Florida operations. Prior to that, Mr. Russell served as the District President for our Central and West Florida operations and was an owner and General Sales Manager of Gulfwind USA Inc., one of our operating subsidiaries, now called MarineMax of Central Florida, from 1984 until its merger with our company in March 1998.

      Michael J. Aiello has served as Vice President of our company since October 2002. Mr. Aiello has served as the Regional Manager of the state of New Jersey and surrounding areas since 1999 and was a principal owner and operator of Merit Marine Inc., one of our operating subsidiaries, now called MarineMax of Mid-Atlantic from 1985 until its merger with our company in March 1999.

SPECIAL CONSIDERATIONS

We must integrate the operations of the dealers we recently acquired.

      Since March 1, 1998, we have acquired 18 recreational boat dealers, two boat brokerage operations, and a full-service yacht repair facility. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. Management may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully implement our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to implement successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our business, financial condition, and results of operations. These effects could include lower revenue, higher cost of sales, increased selling, general, and administrative expenses, and reduced margins on a consolidated basis.

We rely on Brunswick and other key manufacturers.

      Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray and Hatteras boat lines. Approximately 65% of our revenue in fiscal 2002 resulted from sales of new boats manufactured by Brunswick, including 54% from Brunswick’s Sea Ray division and 8% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2002 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for a significant portion of our revenue. Any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray and Hatteras, would have a substantial adverse impact on our business.

      To ensure adequate inventory levels to support our expansion, it may be necessary for Brunswick and other manufacturers to increase production levels or allocate a greater percentage of their production to us. The interruption or discontinuance of the operations of Brunswick or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer other than Brunswick as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

      Through our principal operating subsidiaries, we maintain dealer agreements with Brunswick covering Sea Ray products. Each dealer agreement has a multi-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers. These terms are subject to

•	the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs, and

•	the right of Brunswick in good faith to charge lesser prices to other dealers,

—	to meet existing competitive circumstances,

—	for unusual and non-ordinary business circumstances, or

—	for limited duration promotional programs.

The agreements do not give us the exclusive right to sell Sea Ray product lines within any particular territory or restrict us from selling competing products.

      Through certain of our operating subsidiaries, we also maintain dealer agreements with Hatteras covering Hatteras products. Each agreement allows Hatteras to revise prices at any time, and such new prices will supersede previous prices. Pursuant to the agreement, we must bear any losses we incur as a result of such price changes and may not recover from Hatteras for any losses. In addition, in our current Hatteras territories we may not represent manufacturers or product lines that compete directly with Hatteras without its prior written consent.

      As is typical in the industry, we deal with our manufacturers, other than the Sea Ray and Hatteras divisions of Brunswick, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason, including changes in competitive, regulatory, or marketing practices, could adversely affect our business, financial condition, and results of operations. In addition, the timing, structure, and amount of manufacturer incentives and rebates could impact our profitability.

General economic conditions, discretionary consumer spending, and changes in tax laws affect our business.

      Our operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, and stock market performance also could influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in total U.S. recreational boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

The boating industry has been stagnant during recent years.

      The recreational boating industry is cyclical and has experienced relatively stagnant overall growth over the last 10-year period. General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases. We believe that the lack of increase in overall boat purchases has resulted from increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have achieved significant growth during the period of stagnant industry growth, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

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

      We and Brunswick have entered into an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick’s discretion. In the event that our purchases of Sea Ray boats exceed 49% of the purchases of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick’s next succeeding fiscal year, but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat purchases exceed the 49% benchmark.

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

The failure to receive rebates and other dealer incentives on inventory purchases could substantially reduce our margins.

      We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations, or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive could increase the effective cost of our boat purchases, reduce our margins and competitive position, and have a material adverse effect on our financial performance.

We may have significant capital needs.

      Our growth strategy may require us to secure significant additional capital. Our future capital requirements will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs. If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

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

      Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $220 million, and allows us $20 million in traditional floorplan borrowings. We believe this credit facility will be sufficient for our currently anticipated needs. We have pledged certain of our assets, principally boat inventories, to secure our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

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

      Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. During the three-year period ended September 30, 2002, the average net sales for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 25%, 31%, and 25%, respectively, of our average annual net sales. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

      A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2002, F&I products accounted for approximately 3.0% of our revenue.

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

We depend on key personnel.

      Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have an employment agreement with certain of our executive officers, we cannot assure that these or other executive personnel will remain with us. As a result of our decentralized operating strategy, we also rely on the management teams of our operating subsidiaries. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

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

      Various federal, state, and local regulatory agencies, including OSHA or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. Costs of comparable new engines, if materially more expensive than previous engines, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business, financial condition, and results of operations.

      Certain of our facilities own and operate USTs for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and remediation of contaminated soils and groundwater resulting from leaking USTs. In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated USTs migrates onto the property of others.

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

•	owners or operators of facilities at, from, or to which a release of hazardous substances has occurred;

•	parties who generated hazardous substances that were released at such facilities; and

•	parties who transported or arranged for the transportation of hazardous substances to such facilities.

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

      Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and “Superfund” coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and certain intangibles no longer will be amortized, but instead will be tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 during fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test be completed within six months from the date of initial adoption of the statement. In addition to this initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We have completed the transitional goodwill impairment test, and we have not recognized any impairment losses to date. We have also completed the annual goodwill impairment test during fiscal 2002, which resulted in no impairment of goodwill. We will continue to test goodwill for impairment at least annually and if events occur and circumstances change, causing a fair value below carrying amount, impairment losses may be recognized in the future. Identifiable intangible assets and net goodwill amounted to $49.9 million as of September 30, 2002.

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

      We may enter into arrangements that may involve conflicts of interest. During fiscal 2000, we purchased from Mr. Bassett, a principal stockholder and director of our company, land for the purpose of constructing a retail sales operation. We paid Mr. Bassett $3.0 million for the property, which was equal to the appraised fair market value of the property. The interests of directors or officers of our company or holders of more than 5% of our common stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of these persons in their capacities with our company.

Directors, officers, and certain other stockholders own a significant portion of our stock.

      Our directors and executive officers and persons associated with them own beneficially a total of approximately 38.6% of the issued and outstanding shares of our common stock, exclusive of options to acquire 977,182 additional shares of our common stock. As a result of this ownership, these persons may have the power effectively to control our company, including the election of directors, the determination of matters requiring stockholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

      We, Brunswick, and various of our senior executive officers and directors are parties to a stockholders’ agreement, and we and Brunswick are parties to a governance agreement, each dated April 28, 1998. Subject to certain limitations, the stockholders’ agreement provides various rights of first refusal on the sale of shares of common stock by the parties to the agreement, particularly in the event that Brunswick does not own its targeted investment percentage of 19% of our common stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. Among other provisions and subject to certain conditions, the stockholders’ agreement also requires Brunswick and our senior executives to vote their common stock for nominees of the board of directors in the election of directors and to vote their common stock in favor of all proposals and recommendations approved by our board of directors and submitted to a vote of our stockholders. The governance agreement provides for various terms and conditions concerning Brunswick’s participation in the corporate governance of our company.

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

      As of September 30, 2002, there were outstanding 15,221,378 shares of our common stock. Most of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally will include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

      As of September 30, 2002, we had issued options to purchase approximately 2,378,366 shares of common stock under our 1998 incentive stock plan and we issued 172,439 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

      We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. Pursuant to Rule 145 under the securities laws, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

We rely on our operating subsidiaries.

      We are a holding company, the principal assets of which are the shares of the capital stock or membership interests of our corporate or limited liability company subsidiaries, including the operating subsidiaries. As a holding company without independent means of generating operating revenue, we depend on dividends and other payments from our subsidiaries to fund our obligations and meet our cash needs. Financial covenants under future loan agreements of our subsidiaries may limit our subsidiaries’ ability to make sufficient dividend or other payments to permit us to fund our obligations or meet our cash needs, in whole or in part.

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

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire on August 28, 2011.

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

Item 2.     Properties

      We lease our corporate offices in Clearwater, Florida. We also lease 39 of our retail locations under leases, many of which contain multi-year renewal options and, some of which grant us a first right of refusal to purchase the property at fair value. In all such cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 20 other retail locations.

      The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Owned or Leased	Footage(1)	Facilities at Property	Since(2)	Waterfront

Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Oakland	Third-party lease	17,700	Retail and service; 20 wet slips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Third-party lease	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
Sacramento (River Bend) (floating facility)	Third-party lease	500	Retail and service; 20 wet slips	1998	Sacramento River
San Diego	Third-party lease	750	Retail and service; 12 wet slips	1997	Mission Bay
Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Chesapeake Bay
Florida
Burnt Store	Third-party lease	700	Retail only; 4 wet slips	2002	Charlotte Harbour
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 5 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Dania	Third-party lease	3,500	Retail only; 8 wet slips	2001	Port Everglades
Ft. Lauderdale	Third-party lease	2,400	Retail and service; 15 wet slips	1977	Intracoastal Waterway
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Key Largo	Third-party lease	750	Retail only	2002	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St. Johns River
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Intracoastal Waterway
Naples	Company owned	19,600	Retail and service; 13 wet slips	1997	Naples Bay
Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway

		Square		Operated
Location	Owned or Leased	Footage(1)	Facilities at Property	Since(2)	Waterfront

Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway
Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Altoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Altoona
Buford (Atlanta)	Third-party lease	8,500	Retail and service	2001	—
Forest Park (Atlanta)	Third-party lease	47,300	Retail and service	1973	—
Lake Lanier	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Minnesota
Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St. Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Woodbury	Third-party lease	13,392	Retail and service	1997	—
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay

		Square		Operated
Location	Owned or Leased	Footage(1)	Facilities at Property	Since(2)	Waterfront

North Carolina
Wrightsville Beach	Third-party lease	34,523	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,250	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,240	Retail and service	1989	—
South Carolina
Myrtle Beach	Third-party lease	500	Retail only	1999	Coquina Harbor
Texas
Arlington	Third-party lease	21,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail only(3)	1987	—
Houston	Third-party lease	10,000	Retail and service	1981	—
League City (floating facility)(4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Third-party lease	10,000	Retail and service	1992	Lake Lewisville
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips(5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or a company was acquired by us.

(3)	Shares service facility located at the other Houston retail locations.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.

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

	High	Low

2000
First quarter	$11.00	$9.25
Second quarter	$9.94	$7.00
Third quarter	$8.13	$6.75
Fourth quarter	$6.75	$4.88
2001
First quarter	$9.00	$5.50
Second quarter	$9.95	$7.30
Third quarter	$9.41	$6.00
Fourth quarter	$8.63	$6.31
2002
First quarter	$12.65	$7.65
Second quarter	$15.40	$10.85
Third quarter	$14.19	$9.00
Fourth quarter (through November 29, 2002)	$12.63	$7.15

      On November 29, 2002, the closing sale price of our common stock was $12.50 per share. On November 29, 2002, there were approximately 110 record holders and approximately 2,000 beneficial owners of our common stock.

Item 6.	Selected Financial Data

      The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 2002 and the statement of operations data for the fiscal year ended September 30, 2002 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, independent certified public accountants. The balance sheet data as of September 30, 1998, 1999, 2000, and 2001 and the statements of operations data for the fiscal years ended September 30, 1998, 1999, 2000, and 2001 were derived from the consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,

	1998	1999	2000	2001	2002

	(Amounts in thousands except share and per share data)
Statement of Operations Data:
Revenue	$291,182	$450,058	$550,654	$504,071	$540,716
Cost of sales	220,364	338,403	419,080	383,984	416,137

Gross profit	70,818	111,655	131,574	120,087	124,579
Selling, general, and administrative expenses	52,479	79,484	92,520	92,734	95,567
Non-recurring settlement(1)	15,000	—	—	—	—

Income from operations	3,339	32,171	39,054	27,353	29,012
Interest expense, net	2,212	2,040	4,127	2,396	1,264

Income before tax provision	1,127	30,131	34,927	24,957	27,748
Tax provision	1,705	11,978	13,534	9,608	10,683

Net income (loss)	$(577)	$18,153	$21,393	$15,349	$17,065

Net income (loss) per share: Diluted	$(0.05)	$1.21	$1.41	$1.01	$1.10

Weighted average number of shares: Diluted	11,027,949	14,964,727	15,204,182	15,238,719	15,540,973

Other Data:
Number of stores(2)	40	51	52	53	59
Sales per store(3)	$11,269	$12,938	$14,056	$12,382	$12,273
Same-store sales growth(4)	18%	18%	20%	(9)%	3%

	September 30,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Working capital	$29,080	$28,353	$40,853	$47,447	$55,426
Total assets	150,458	235,751	231,330	264,490	301,146
Long-term debt (including current portion)	3,692	7,520	6,280	8,640	21,765
Total stockholders’ equity	66,335	90,234	112,340	127,693	145,190

(1)	On March 12, 1998, we and Brunswick entered into a Settlement Agreement under which Brunswick agreed not to challenge the change in control provisions of the acquired companies dealership agreements and we agreed to pay Brunswick $15.0 million.

(2)	Includes only those stores open at period end.

(3)	Includes only those stores open for the entire preceding 12- or nine-month period, respectively.

(4)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition, and Results of Operations

      We are the largest recreational boat retailer in the United States with fiscal 2002 revenue exceeding $540 million. Through 59 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

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

      During the fiscal year ended September 30, 2002, we completed the acquisition of two recreational boat dealers. During April 2002, we acquired the net assets, including the owned sales and marina facilities, and assumed certain liabilities of Gulfwind Marine Partners, Inc. and affiliates, a privately held boat dealership with locations in Sarasota, Venice, and Cape Haze, Florida, for approximately $16 million in cash. During July 2002, we acquired substantially all of the assets and assumed certain liabilities of Seaside Marine, Inc., a privately held boat dealership in San Diego, California for approximately $100,000 in cash including acquisition costs. These acquisitions were accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 2001, we completed the acquisition of one full-service yacht repair facility. We acquired the net assets, including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. The acquisition was accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 2000, we completed the acquisition of two recreational boat dealers. We acquired the net assets and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $4.8 million in cash, including acquisition costs. These acquisitions were accounted for under the purchase method of accounting.

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

      Cost of sales generally includes the cost of the recreational boat or other marine product, plus any additional labor, parts, or consumables used in providing maintenance, repair, and rigging services.

Application of Critical Accounting Policies

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

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circum-

stances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Revenue Recognition

      We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. Marketing fees earned on credit life, accident, and disability and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

     Valuation of Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We have elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement.

      In addition to this initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We have completed the transitional goodwill impairment test, which resulted in no impairment of goodwill. We have also completed the annual goodwill impairment test during fiscal 2002, which resulted in no impairment of goodwill. We will continue to test goodwill for impairment at least annually and if events occur and circumstances change, causing a fair value below the carrying amount, impairment losses may be recognized in the future. Identifiable intangible assets and net goodwill amounted to $49.9 million as of September 30, 2002.

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

      For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,

	2000		2001		2002

	(Amount in thousands)
Revenue	$550,654	100.0%	$504,071	100.0%	$540,716	100.0%
Cost of sales	419,080	76.1%	383,984	76.2%	416,137	77.0%

Gross profit	131,574	23.9%	120,087	23.8%	124,579	23.0%
Selling, general, and administrative expenses	92,520	16.8%	92,734	18.4%	95,567	17.7%

Income from operations	39,054	7.1%	27,353	5.4%	29,012	5.3%
Interest expense, net	4,127	0.8%	2,396	0.4%	1,264	0.2%

Income before tax provision	34,927	6.3%	24,957	5.0%	27,748	5.1%
Income tax provision	13,534	2.5%	9,608	1.9%	10,683	2.0%

Net Income	$21,393	3.9%	$15,349	3.0%	$17,065	3.1%

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

      Revenue. Revenue increased $36.6 million, or 7.2%, to $540.7 million for the fiscal year ended September 30, 2002 from $504.1 million for the fiscal year ended September 30, 2001. Of this increase, $23.1 million was attributable to stores not eligible for inclusion in the comparable store base and $13.5 million was attributable to 3% growth in comparable stores sales in 2002. We believe the increase in comparable store sales in fiscal 2002 resulted primarily from our focus on our core retailing strategies of customer service and delivering a family-oriented boating experience.

      Gross Profit. Gross profit increased $4.5 million, or 3.7%, to $124.6 million for the fiscal year ended September 30, 2002 from $120.1 million for the fiscal year ended September 30, 2002. Gross profit margin as a percentage of revenue decreased to 23.0% in 2002 from 23.8% in 2001. The decrease was attributable to a proportionate increase in sales of larger boats, which historically carry lower gross profits and downward pressure on the selling price of our boats due to softer economic and market conditions. This decline was partially offset by an increase in parts and service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins than boat sales.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.8 million, or 3.1%, to $95.6 million for the fiscal year ended September 30, 2002 from $92.7 million for the fiscal year ended September 30, 2001. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.7% in 2002 from 18.4% in 2001. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to our cost-containment initiatives, including workforce reductions, resulting in a stronger leveraging of our operating structure and approximately $1.0 million from the elimination of goodwill amortization, which represents the impact of adopting SFAS 142, partially offset by the acquisition of Gulfwind Marine, which currently operates at a lower operating margin than the rest of our company.

      Interest Expense, Net. Interest expense, net decreased $1.1 million, or 47.2%, to $1.3 million for the fiscal year ended September 30, 2002 from $2.4 million for fiscal year ended September 30, 2001. Interest expense, net as a percentage of revenue, decreased to 0.2% in 2002 from 0.5% in 2001. The decrease in total interest charges was the result of a more favorable interest rate environment, partially offset by an increase in long term borrowings or mortgages placed on new and acquired facilities.

      Income Tax Provision. Income taxes increased $1.1 million, or 11.2%, to $10.7 million for the fiscal year ended September 30, 2002 from $9.6 million for fiscal year ended September 30, 2001. Our effective tax rate remained constant at 38.5% in 2002 and 2001.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

      Revenue. Revenue decreased $46.6 million, or 8.5%, to $504.1 million for the fiscal year ended September 30, 2001 from $550.7 million for the fiscal year ended September 30, 2000. The decrease was attributable to a decline in the economic environment in the current year and adverse weather conditions in certain of our operating regions. These factors resulted in a 9% decline in same-store sales, or a revenue decrease of $49.8 million, partially offset by, $3.2 million related to stores not eligible for inclusion in the comparable-store base.

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

      Interest Expense, Net. Interest expense, net decreased approximately $1.7 million, or 41.5%, to $2.4 million for the fiscal year ended September 30, 2001 from $4.1 million for the fiscal year ended September 30, 2000. Interest expense, net as a percentage of revenue, decreased to 0.4% in 2001 from 0.7% in 2000. The decrease in total interest charges was the result of a more favorable interest rate environment during the year ended September 2001 versus 2000 and changes in our product mix.

      Income Tax Provision. Income taxes decreased $3.9 million, or 29.0%, to $9.6 million for the fiscal year ended September 30, 2001 from $13.5 million for the fiscal year ended September 30, 2000. Our effective income tax rate remained relatively constant at 38.5% in 2001 and 38.7% in 2000.

Quarterly Data and Seasonality

      The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

      The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001	2001	2002	2002	2002

	(Amounts in thousands except share and per share data)
Revenue	$84,777	$143,224	$165,694	$110,376	$100,585	$133,794	$170,595	$135,742
Cost of sales	64,440	112,718	127,301	79,525	80,870	106,233	130,466	98,568

Gross profit	20,337	30,506	38,393	30,851	19,715	27,561	40,129	37,174
Selling, general, and administrative expenses	21,067	24,776	24,390	22,501	19,803	21,852	27,126	26,786

Income (loss) from operations	(730)	5,730	14,003	8,350	(88)	5,709	13,003	10,388
Interest expense, net	289	579	732	796	167	264	478	355

Income (loss) before tax provision	(1,019)	5,151	13,271	7,554	(255)	5,445	12,525	10,033
Tax provision (benefit)	(371)	2,015	5,056	2,908	(97)	2,096	4,822	3,862

Net income (loss)	$(648)	$3,136	$8,215	$4,646	$(158)	$3,349	$7,703	$6,171

Net income (loss) per share:
Diluted	$(0.04)	$0.21	$0.54	$0.30	$(0.01)	$0.22	$0.49	$0.40

Weighted average number of shares:
Diluted	15,250,026	15,195,815	15,231,290	15,255,303	15,246,459	15,253,479	15,780,582	15,588,763

Liquidity and Capital Resources

      Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. We depend upon dividends and other payments from our consolidated operating subsidiaries to fund our obligations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds.

      For the fiscal years ended September 30, 2000, 2001, and 2002, we generated cash flows from operating activities of approximately $15.8 million, $9.6 million, and $4.2 million, respectively. In addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing.

      For the fiscal years ended September 30, 2000, 2001, and 2002, cash flows used in investing activities was approximately $10.9 million, $14.4 million, and $22.3 million, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions and to purchase property and equipment associated with opening new or improving existing retail facilities.

      For the fiscal year ended September 30, 2000, cash flows used in financing activities approximated $600,000. For the fiscal years ended September 30, 2001 and 2002, cash flows provided by financing activities approximated $2.2 million and $12.4 million, respectively. For the fiscal year ended September 30, 2000 cash used in financing activities was primarily attributable to repayments on long-term debt. For the fiscal years ended September 30, 2001 and 2002, cash flows provided by financing activities reflect the proceeds from borrowing on long-term debt, mortgages, which was partially offset by the repayment of long-term debt.

      As of September 30, 2002, our indebtedness totaled approximately $116.8 million, of which approximately $21.8 million was associated with our real estate holdings and $95.0 million was associated with financing our inventory and working capital needs.

      In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaces four separate line of credit facilities. In November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a performance pricing grid, as defined in the credit agreement. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

      During the fiscal years ended September 30, 2000, 2001, and 2002, we completed the acquisition of five marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $26.5 million in cash, including acquisition costs.

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

Contractual Commitments and Commercial Commitments

      The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2002:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total

	(Amounts in thousands)
2003	$95,000	$1,908	$4,969	$101,877
2004	—	2,038	2,946	4,984
2005	—	2,177	1,936	4,113
2006	—	2,323	1,450	3,773
2007	—	2,224	1,240	3,464
Thereafter		11,095	2,101	13,196

Total	$95,000	$21,765	$14,642	$131,407

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

Item 8.	Financial Statements and Supplementary Data

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

      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual

Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

      Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

      Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b) Reports on Form 8-K

      None.

      (c) Exhibits

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date(7)
3.2	Amended and Restated Bylaws of the Registrant(7)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(7)

Exhibit
Number	Exhibit

4.1	Specimen of Stock Certificate(7)
4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(3)
10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)
10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)
10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10.3(a)	Employment Agreement between Registrant and William H. McGill Jr.(1)
10.3(b)	Employment Agreement between Registrant and Michael H. McLamb(1)
10.3(c)	Employment Agreement between Registrant and Richard R. Bassett(1)
10.3(d)	Employment Agreement between Registrant and Paul Graham Stovall(1)
10.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10.4	1998 Incentive Stock Plan, as amended through November 15, 2000(8)
10.5	1998 Employee Stock Purchase Plan(1)
10.6	Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7	Letter of Intent between Registrant and Stovall(1)
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)
10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)

Exhibit
Number	Exhibit

10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12	Form of Sea Ray Sales and Service Agreement(1)
10.13	Loan and Security Agreement between Registrant and NationsCredit Distribution Finance, Inc.(1)
10.14	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc.(1)
10.15	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc. by Stovall Marine, Inc.(1)
10.16	Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)
10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(8)
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ WILLIAM H. MCGILL JR.

William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 16, 2002

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 16, 2002

/s/ DAVID L. COCHRAN David L. Cochran	Senior Vice President, Chief Operating Officer, and Director	December 16, 2002

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	December 16, 2002

/s/ ROBERT D. BASHAM Robert D. Basham	Director	December 16, 2002

/s/ RICHARD R. BASSETT Richard R. Bassett	Director	December 16, 2002

/s/ GERALD M. BENSTOCK Gerald M. Benstock	Director	December 16, 2002

/s/ ROBERT S. KANT Robert S. Kant	Director	December 16, 2002

/s/ STEWART TURLEY Stewart Turley	Director	December 16, 2002

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 16, 2002

CERTIFICATION

I, William H. McGill Jr., certify that:

      1.     I have reviewed this annual report on Form 10-K of MarineMax, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM H. MCGILL JR.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date:     December 16, 2002

CERTIFICATION

I, Michael H. McLamb, certify that:

      1.     I have reviewed this annual report on Form 10-K of MarineMax, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL H. MCLAMB

Michael H. McLamb
Executive Vice President,
Chief Financial Officer,
and Secretary

Date:     December 16, 2002

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

MarineMax, Inc.

      We have audited the accompanying consolidated balance sheet of MarineMax, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MarineMax, Inc. and subsidiaries as of September 30, 2001, were audited by other auditors who have ceased operations and whose report dated October 18, 2001, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States.

      As discussed above, the financial statements of MarineMax, Inc. and subsidiaries as of September 30, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

Tampa, Florida,
October 18, 2002
except for Note 17, as to which the date is
December 16, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THIS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Tampa, Florida,

October 18, 2001

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2001	2002

	(Amounts in thousands except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,997	$4,323
Accounts receivable	12,614	14,268
Inventories	147,956	164,121
Prepaids and other current assets	1,686	3,613
Current deferred tax asset	—	213

Total current assets	172,253	186,538
Property and equipment, net	51,780	64,016
Goodwill, net	39,992	49,589
Other long-term assets	465	1,003

Total assets	$264,490	$301,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,772	$9,283
Customer deposits	7,182	9,149
Accrued expenses	12,364	15,772
Short-term borrowings	98,000	95,000
Current maturities of long-term debt	2,217	1,908
Current deferred tax liabilities	271	—

Total current liabilities	124,806	131,112

Other liabilities	3,138	502
Deferred tax liabilities	2,430	4,485
Long-term debt, net of current maturities	6,423	19,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2001 and 2002	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 15,221,378 and 15,285,704 shares issued and outstanding at September 30, 2001 and 2002, respectively	15	15
Additional paid-in capital	63,931	64,037
Retained earnings	64,091	81,156
Treasury stock, at cost, 55,745 and 2,349 shares held at September 30, 2001 and 2002, respectively	(344)	(18)

Total stockholders’ equity	127,693	145,190

Total liabilities and stockholders’ equity	$264,490	$301,146

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

	(Amounts in thousands except share and per share data)
Revenue	$550,654	$504,071	$540,716
Cost of sales	419,080	383,984	416,137

Gross profit	131,574	120,087	124,579
Selling, general, and administrative expenses	92,520	92,734	95,567

Income from operations	39,054	27,353	29,012
Interest expense, net	4,127	2,396	1,264

Income before income taxes	34,927	24,957	27,748
Income tax provision	13,534	9,608	10,683

Net income	$21,393	$15,349	$17,065

Basic net income per common share	$1.41	$1.01	$1.12

Diluted net income per common share	$1.41	$1.01	$1.10

Weighted average number of common shares used in computing net income per common share:
Basic	15,201,052	15,220,322	15,270,827

Diluted	15,204,182	15,238,719	15,540,973

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

	(Amounts in thousands except share data)
BALANCE, September 30, 1999	15,136,966	$15	$62,859	$27,360	—	$90,234
Net income	—	—	—	21,393	—	21,393
Issuance of common stock	84,814	—	713	—	—	713

BALANCE, September 30, 2000	15,221,780	15	63,572	48,753	—	112,340

Net income	—	—	—	15,349	—	15,349
Purchase of treasury stock	(81,413)	—	—	—	(501)	(501)
Issuance of treasury stock	25,668	—	5	(11)	157	151
Issuance of common stock	55,343	—	354	—	—	354

BALANCE, September 30, 2001	15,221,378	15	63,931	64,091	(344)	127,693

Net income	—	—	—	17,065	—	17,065
Issuance of treasury stock	53,396	—	(5)	—	326	321
Issuance of common stock	10,930	—	111	—	—	111

BALANCE, September 30, 2002	15,285,704	$15	$64,037	$81,156	$(18)	$145,190

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,393	$15,349	$17,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,043	3,984	3,614
Deferred income tax provision	243	1,092	1,570
Gain on sale of property and equipment	(31)	(30)	(70)
Other	65	144	80
(Increase) decrease in —
Accounts receivable	(4,003)	6,231	(290)
Inventories	30,132	(32,879)	3,531
Prepaids and other assets	(1,436)	1,802	(2,318)
Increase (decrease) in —
Accounts payable	(9,100)	(945)	(1,681)
Customer deposits	5,046	(8,821)	1,967
Accrued expenses and other liabilities	3,793	(2,194)	(364)
Short-term borrowings	(33,341)	25,900	(18,942)

Net cash provided by operating activities	15,804	9,633	4,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(4,544)	(5,585)	(15,022)
Purchases of property and equipment	(7,003)	(8,940)	(7,516)
Proceeds from sale of property and equipment	628	86	287

Net cash used in investing activities	(10,919)	(14,439)	(22,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	648	361	352
Borrowings on long-term debt	—	3,186	13,100
Repayments on long-term debt	(1,247)	(826)	(1,037)
Purchase of treasury stock	—	(501)	—

Net cash provided by (used in) financing activities	(599)	2,220	12,415

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	4,286	(2,586)	(5,674)
CASH AND CASH EQUIVALENTS, beginning of period	8,297	12,583	9,997

CASH AND CASH EQUIVALENTS, end of period	$12,583	$9,997	$4,323

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of debt (primarily inventory financing) in conjunction with the purchase of property and equipment and businesses acquired	$7,297	$—	$17,005

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Background and Basis of Presentation:

      We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of September 30, 2002, we operated through 59 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats (including Hatteras Yachts, which Brunswick acquired in November 2001) accounted for approximately 68%, 70%, and 65% of our revenue in fiscal 2000, 2001, and 2002, respectively. We believe we represented approximately 11% of all Brunswick marine product sales during the same periods.

      We have entered into dealership agreements with the Sea Ray, Boston Whaler, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. These agreements allow us to purchase, stock, sell, and service Brunswick boats and products. These agreements also allow us to use Brunswick’s names, trade symbols and intellectual properties.

      Each of our operating dealership subsidiaries that carry the Sea Ray product line is a party to a multi-year dealer agreement with Brunswick covering Sea Ray products, expiring beginning in 2008, and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, Inc., is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle), and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet.

      As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely.

      The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2.     Acquisitions:

      We have significantly expanded our operations through the acquisition of 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the years ending September 30, 2000, 2001, and 2002.

      In December 1999, we acquired the net assets of Duce Marine, Inc. (Duce) for approximately $1.2 million in cash, including acquisition costs. We assumed certain liabilities, including the outstanding floor plan obligations related to new boat inventories. The acquisition was accounted for under the purchase method

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accounting, which resulted in the recognition of approximately $1.0 million in goodwill. Duce has been included in our consolidated financial statements since the date of acquisition.

      In April 2000, we acquired the net assets of Clark’s Landing at Greenbrook, Inc., Clark’s Landing at Lake Hopatcong, Inc., and Clark’s Landing at Dredge Harbor, Inc. (collectively Clark’s) for approximately $3.6 million in cash, including acquisition costs. We assumed or retired certain liabilities, including the outstanding floor plan obligations related to new boat inventories. The acquisition expanded our presence to include the entire state of New Jersey. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.4 million in goodwill. Clark’s has been included in our consolidated financial statements since the date of acquisition.

      In January 2001, we acquired the net assets of Associated Marine Technologies, Inc. (Associated), including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. Associated operates a full-service yacht repair facility near Ft. Lauderdale, Florida. The acquisition allows us to better serve our Hatteras and yacht customers. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $2.3 million in goodwill. Associated has been included in our consolidated financial statements since the date of acquisition.

      In April 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind), including related property and buildings, for approximately $16.0 million in cash, including acquisition costs, and assumed certain liabilities. Gulfwind operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. Gulfwind generated approximately $60.0 million of revenue in its most recently completed fiscal year, and the acquisition expands our ability to serve consumers in the west Florida boating community. The acquisition was accounted for using the purchase method of accounting, which resulted in the recognition of approximately $9.5 million in goodwill, including acquisition costs. Gulfwind has been included in our consolidated financial statements since the date of acquisition.

      In July 2002, we purchased inventory and certain equipment from the previous San Diego-based Sea Ray dealer (San Diego) for approximately $100,000 in cash including acquisition costs, and assumed certain liabilities. We will initially operate a single retail store and a separate service facility. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $100,000 in goodwill, including acquisition costs. This purchase enhances our ability to serve consumers in our western operations. San Diego has been included in our consolidated financial statements since the date of acquisition.

      The unaudited pro forma results of operations are presented for informational purposes only. The unaudited pro forma results of operations include an adjustment to record income taxes as if the significant acquisitions were taxed as C corporations from the beginning of the period presented until their respective acquisition dates. The unaudited pro forma results of operations do not include adjustments to remove certain private company expenses, which will not be incurred in future periods. The unaudited pro forma results of operations may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated these businesses as of the beginning of the period presented.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our unaudited pro forma consolidated results of operations, assuming all significant acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented, are as follows for the year ended September 30:

	2001	2002

	(Unaudited)

	(Amounts in thousands
	except earnings per share)
Revenue	$567,402	$566,036
Net income	$16,400	$17,134
Basic earnings per share	$1.08	$1.12
Diluted earnings per share	$1.08	$1.10

      The fiscal 2000 and 2001 acquisitions were not significant to our consolidated results of operations. Accordingly, pro forma results of operations, assuming the acquisitions had occurred at the beginning of those periods, have not been presented.

3.	Significant Accounting Policies:

Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      We made interest payments of approximately $4.6 million, $2.4 million, and $1.3 million for the years ended September 30, 2000, 2001, and 2002, respectively, including interest on debt to finance our real estate holdings and new boat inventory, net of interest assistance provided by manufacturers. We made income tax payments of approximately $13.1 million, $8.1 million, and $7.5 million for the years ended September 30, 2000, 2001, and 2002, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Assets

      Goodwill and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. We annually evaluate the recoverability of goodwill and intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. For the years ended September 30, 2000 and 2001, we amortized goodwill over 40 years on a straight-line basis and goodwill amortization expense was approximately $900,000 and $1.0 million, respectively. There was no amortization expense for the year ended September 30, 2002. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2001 and 2002.

Customer Deposits

      Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue upon delivery of the related boats to customers.

Revenue Recognition

      We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sale is recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 2001 or 2002, is based on our experience with repayments or defaults on the related finance or insurance contracts.

      We recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. The Company is charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback reserve, which was not material to the consolidated financial statements taken as a whole as of September 30, 2001 or 2002, is based upon our experience with repayments or defaults on the service contracts.

Advertising and Promotional Costs

      Advertising and promotional costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses, net of related co-op assistance, approximated $4.3 million, $4.9 million and $7.0 million for the years ended September 30, 2000, 2001, and 2002, respectively.

Concentrations of Credit Risk

      Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to cash and cash equivalents are limited primarily to financial institutions. Concentrations of credit risk arising from receivables are limited primarily to manufacturers and financial institutions.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, Rescission of SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, Rescission of SFAS 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, Amendment of SFAS 13, “Accounting for Leases”, and Technical Corrections (SFAS 145). SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect SFAS 145 to have a material effect on our financial statements.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect SFAS 146 to have a material effect on our financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. We have not yet determined the impact, if any, EITF 02-16 will have on our financial statements.

Fair Value of Financial Instruments

      The carrying amount of our financial instruments approximates fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

4.     Accounts Receivable:

      Trade receivables consist primarily of receivables from financial institutions, which provide funding for customer boat financing, and amounts due from financial institutions earned from arranging financing with our customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats, parts, and service. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers’ warranties. The accounts receivable balances consisted of the following as of September 30, 2001 and 2002:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
Trade receivables	$7,543	$9,036
Amounts due from manufacturers	4,603	4,590
Other receivables	468	642

	$12,614	$14,268

5.     Inventories:

      Inventories consisted of the following as of September 30, 2001 and 2002:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
New boats, motors and trailers	$123,731	$137,924
Used boats, motors and trailers	19,596	21,980
Parts, accessories and other	4,629	4,217

	$147,956	$164,121

6.     Property and Equipment:

      Property and equipment consisted of the following as of September 30, 2001 and 2002:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
Land	$17,138	$19,763
Buildings and improvements	30,570	40,123
Machinery and equipment	8,498	10,637
Furniture and fixtures	6,350	7,277
Vehicles	2,878	3,373

	65,434	81,173
Less — Accumulated depreciation and amortization	(13,654)	(17,157)

	$51,780	$64,016

      During the year ended September 30, 2000, the Company entered into a contract to acquire undeveloped land, for $3.0 million, from a principal Officer and Director of the Company. The Company believes the terms of the transaction are consistent with those the Company could obtain from third parties. During the year ended September 30, 2001, the Company contracted with third party developers to construct a retail sales facility on the acquire land.

7.     Goodwill and Other Intangible Assets:

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 requires that the first step of the transitional goodwill impairment test to be completed within six months from the date of initial adoption of the statement. We completed the transitional goodwill impairment test, which resulted in no impairment of goodwill. We have also completed the annual goodwill impairment test at June 30, 2002, which resulted in no impairment of goodwill. We will continue to test goodwill for impairment annually on June 30.

      The changes in the carrying amount of goodwill, net for the fiscal years ended September 30, 2001 and 2002, are as follows:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
Beginning balance	$38,690	$39,992
Goodwill acquired during the period	2,349	9,597
Amortization of goodwill	(1,047)	—

Ending balance	$39,992	$49,589

      The following presents the reduction of goodwill amortization, net of related tax effects, due to the adoption of SFAS 142 in fiscal 2002 on the results of operations for the fiscal years ended September 30, 2000 and 2001.

	For the Year	For the Year
	Ended	Ended
	September 30,	September 30,
	2000	2001

	(Amounts in thousands except
	share data and earnings per share)
Net income as reported	$21,393	$15,349
Goodwill amortization adjusted for income taxes	588	699

Adjusted net income	$21,981	$16,048

Diluted earnings per share:
Net income per common share	$1.41	$1.01
Goodwill amortization	.04	.04

Adjusted net income per common share	$1.45	$1.05

Weighted average common shares outstanding	15,204,182	15,238,719

Basic earnings per share:
Net income per common share	$1.41	$1.01
Goodwill amortization	.04	.04

Adjusted net income per common share	$1.45	$1.05

Weighted average common shares outstanding	15,201,052	15,220,322

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Short-Term Borrowings:

      In December 2001, we entered into a revolving credit facility (Facility) with four finance institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us $20 million in traditional floorplan borrowings. The Facility has a three-year term, with two one-year renewal options. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the agreement. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of September 30, 2002, we were in compliance with all of the financial covenants.

      Short-term borrowings as of September 30, 2001 and 2002 were $98.0 million and $95.0 million, respectively. The additional available borrowings under the Facilities at September 30, 2002 were approximately $62.5 million. At September 30, 2002, the interest rate on the outstanding borrowings was 3.6%. Generally, the Company’s short-term borrowings are collateralized by certain accounts receivable and inventories.

      As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. Discontinuance of these programs could result in a material increase in interest expense.

9.     Long-Term Debt:

      Long-term debt consisted of the following as of September 30, 2001 and 2002:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $3,500 to $59,700, bearing interest at rates ranging from 3.79% to 7.75%, maturing February 2006 through September 2012, collateralized by machinery and equipment	$8,309	$21,467
Various notes payable to financial institutions, due in monthly installments ranging from $1,000 to $2,200, bearing interest at rates ranging from 7.90% to 9.79%, maturing June 2006 through March 2010, collateralized by certain vehicles and machinery and equipment	331	298

	8,640	21,765
Less — Current maturities	(2,217)	(1,908)

	$6,423	$19,857

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate maturities of long-term debt were as follows at September 30, 2002:

Year Ending September 30,	Amount

2003	$1,908
2004	2,038
2005	2,177
2006	2,323
2007	2,224
Thereafter	11,095

Total	$21,765

10.	Income Taxes:

      The components of our provision for income taxes consisted of the following for the years ended September 30, 2000, 2001, and 2002:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

	(Amounts in thousands)
Current provision:
Federal	$11,728	$7,737	$8,243
State	1,563	779	870

Total current provision	13,291	8,516	9,113

Deferred provision:
Federal	$219	$993	$1,427
State	24	99	143

Total deferred provision	243	1,092	1,570

Total income tax provision	$13,534	$9,608	$10,683

      Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended September 30, 2000, 2001, and 2002:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.4%	3.0%	3.3%
Other	0.4%	0.5%	0.2%

Effective tax rate	38.8%	38.5%	38.5%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes are as follows:

	September 30,	September 30,
	2001	2002

	(Amounts in thousands)
Current deferred tax assets (liabilities):
Inventories	$(804)	$(701)
Accrued expenses	472	632
Other	61	282

Net current deferred tax assets (liabilities)	$(271)	$213

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(2,545)	$(4,754)
Other	115	269

Net long-term deferred tax liabilities	$(2,430)	$(4,485)

      As of September 30, 2002, we estimated that it is more likely than not that we will recognize the benefit of our deferred tax assets and, accordingly, no valuation allowance has been recorded.

11.	Stockholders’ Equity:

      In November 2000, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 300,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of September 30, 2002, we purchased an aggregate of 81,413 shares of common stock under the plan for an aggregate purchase price of $501,000. As of September 30, 2002, 79,064 of those repurchased shares have been reissued in conjunction with our Employee Stock Purchase Plan. We periodically issue shares of our common stock for our Employee Stock Purchase Plan, to our Board of Directors and for exercised options.

      In February 2001, our stockholders authorized an amendment to our company’s certificate of incorporation to reduce the total number of authorized shares of stock from 45.0 million to 25.0 million, consisting of 24.0 million shares of common stock and 1.0 million shares of preferred stock, and authorized our Board of Directors, without further action of stockholders, to increase the total number of shares of stock from the reduced amount to the amount of 45.0 million, consisting of 40.0 million shares of common stock and 5.0 million shares of preferred stock.

12.	Stock and Option Plans:

      On April 5, 1998 and April 30, 1998, respectively, the Board of Directors adopted and the stockholders approved the following stock option plans:

      1998 Incentive Stock Plan (the Incentive Stock Plan) — The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the direct grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. A maximum of the lesser of 4,000,000 shares or 20% of the then outstanding shares of our common stock may be issued under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time during the life of the Incentive Stock Plan. The date on which options vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator.

      The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to our non-employee directors.

      Employee Stock Purchase Plan (the Stock Purchase Plan) — The Stock Purchase Plan provides for up to 500,000 shares of common stock to be issued, and is available to all our regular employees who have completed at least one year of continuous service.

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

      We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation cost has been recognized. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

Risk-free interest rate	6.3%	4.4%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected life	8.4 years	7.6 years	5.8 years
Volatility	41.6%	43.6%	44.4%

      Using these assumptions, the fair value of the stock options granted as of September 30, 2000, 2001, and 2002 is approximately $6.3 million, $7.4 million, and $7.5 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with SFAS 123, utilizing the assumptions detailed above, our net income and net income per share, as reported would have been the following pro forma amounts:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

	(Amounts in thousands except earnings per share)
Net income:
As reported	$21,393	$15,349	$17,065

Pro forma	$20,474	$13,163	$16,374

Diluted earnings per share:
As reported	$1.41	$1.01	$1.10

Pro forma	$1.35	$0.86	$1.05

      A summary of the status of our stock option plans for the years ended September 30, 2000, 2001, and 2002:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding beginning of year	1,579,944	$12.45	2,273,539	$11.04	2,273,209	$10.85
Granted	1,178,070	$9.65	327,772	$8.71	356,160	$8.84
Exercised	—	—	—	—	(3,851)	$12.50
Forfeited	(484,475)	$12.21	(328,102)	$10.98	(247,152)	$10.69

Outstanding end of year	2,273,539	$11.04	2,273,209	$10.85	2,378,366	$10.55

      The following table summarizes information about outstanding and exercisable stock options at September 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Options	Life in Years	Price	Options	Price

$ 5.00 – 7.00	5,000	8.1	$6.63	—	—
$ 7.01 – 9.00	747,494	8.4	$7.99	16,667	$8.29
$ 9.01 – 11.00	487,125	7.2	$9.75	68,500	$10.00
$11.01 – 13.00	1,045,647	5.6	$12.48	454,562	$12.49
$13.01 – 15.00	93,100	6.2	$13.72	64,000	$13.75

	2,378,366	6.9	$10.55	603,729	$12.22

      Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Net Income per Share:

      The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the years ended September 30, 2000, 2001, and 2002:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2000	2001	2002

Weighted average common shares outstanding used in calculating basic earnings per share	15,201,052	15,220,322	15,270,827
Effect of dilutive options	3,130	18,397	270,146

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,204,182	15,238,719	15,540,973

      Options to purchase 1,803,320, 1,757,048, and 1,136,201 shares of common stock were outstanding as of September 30, 2000, 2001, and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

14.     Commitments and Contingencies:

Lease Commitments

      We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $5.9 million, $6.2 million and $6.5 million for the years ended September 30, 2000, 2001, and 2002, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $1.1 million and $800,000 for the years ended September 30, 2000 and 2001, respectively. There were no rental payments to related parties for the year ended September 30, 2002.

      Future minimum lease payments under non-cancelable operating leases at September 30, 2002, were as follows:

Year Ending September 30,	Amount

2003	$4,969
2004	2,946
2005	1,936
2006	1,450
2007	1,240
Thereafter	2,101

Total	$14,642

Other Commitments

      We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 2002. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

15.     Employee 401(k) Profit Sharing Plans:

      Effective January 1, 2001, we amended the MarineMax, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, subject to a maximum of 5% of each participants’ compensation. We contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $500,000 to approximately $800,000 for the years ended September 30, 2002, 2001, and 2000.

16.     Preferred Share Purchase Rights:

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

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by the board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights expire on August 28, 2011.

      The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

17.     Subsequent Events:

      In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000.

      In November 2002, we exercised one of the two one-year renewal options for our revolving credit facility (Facility), which has been approved by the lenders. We entered into the Facility in December 2001 with an original term of three years. The exercise of this renewal option extends the maturity date to December 2005.

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date(7)
3.2	Amended and Restated Bylaws of the Registrant(7)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(7)
4.1	Specimen of Stock Certificate(7)
4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(3)
10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)
10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)
10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10.3(a)	Employment Agreement between Registrant and William H. McGill Jr.(1)
10.3(b)	Employment Agreement between Registrant and Michael H. McLamb(1)
10.3(c)	Employment Agreement between Registrant and Richard R. Bassett(1)
10.3(d)	Employment Agreement between Registrant and Paul Graham Stovall(1)
10.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10.4	1998 Incentive Stock Plan, as amended through November 15, 2000(8)
10.5	1998 Employee Stock Purchase Plan(1)
10.6	Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7	Letter of Intent between Registrant and Stovall(1)
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)

Exhibit
Number	Exhibit

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12	Form of Sea Ray Sales and Service Agreement(1)
10.13	Loan and Security Agreement between Registrant and NationsCredit Distribution Finance, Inc.(1)
10.14	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc.(1)
10.15	Guaranty and Security Agreement of NationsCredit Distribution Finance, Inc. by Stovall Marine, Inc.(1)
10.16	Credit Facility and Security Agreement, Accounts and Inventory between the Registrant and Key Bank National Association(5)
10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(8)
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.