Form 10-Q
period 2002-12-31
MARINEMAX INC
filed 2003-02-14
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes X No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes X No

The number of outstanding shares of the registrant’s Common Stock on January 31, 2003 was 15,310,599.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Results of Operation
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
QANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
LEGAL PROCEEDINGS
CHANGES IN SECURITIES AND USE OF PROCEEDS
DEFAULTS UPON SENIOR SECURITIES
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
OTHER INFORMATION
EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EX-10.3.f
EX-10.3.g
EX-99.1
EX-99.2

MARINEMAX, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Three-Month Period
	Ended December 31,

	2001	2002

Revenue	$100,585	$97,975
Cost of sales	80,868	74,320

Gross profit	19,717	23,655
Selling, general, and administrative expenses	19,803	23,802

Income from operations	(86)	(147)
Interest expense, net	167	633

Income before income taxes	(253)	(780)
Income tax provision (benefit)	(97)	(300)

Net income	$(156)	$(480)

Basic net income per common share:	$(0.01)	$(0.03)

Diluted net income per common share:	$(0.01)	$(0.03)

Weighted average number of common shares used in computing net income per common share:
Basic	15,246,459	15,308,251

Diluted	15,246,459	15,537,053

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2002	2002

ASSETS		(unaudited)
CURRENT ASSETS:
Cash	$4,323	$7,260
Accounts receivable	14,268	11,579
Inventories	164,121	204,308
Prepaids and other current assets	3,613	3,278
Current deferred tax asset	213	336

Total current assets	186,538	226,761

Property and equipment, net	64,016	67,559
Goodwill, net	49,589	49,589
Other long-term assets	1,003	1,038

Total assets	$301,146	$344,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,283	$7,011
Customer deposits	9,149	13,062
Accrued expenses	15,772	13,856
Short-term borrowings	95,000	137,000
Current maturities of long-term debt	1,908	2,165

Total current liabilities	131,112	173,094
Other liabilities	502	—
Deferred tax liabilities	4,485	4,822
Long-term debt, net of current maturities	19,857	22,124

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2002 and December 31, 2002	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,285,704 and 15,310,599 shares issued including shares held in treasury at September 30, 2002 and December 31, 2002, respectively	15	15
Additional paid-in capital	64,037	64,234
Retained earnings	81,156	80,676
Treasury stock, at cost, 2,349 shares held at September 30, 2002 and December 31, 2002	(18)	(18)

Total stockholders’ equity	145,190	144,907

Total liabilities and stockholders’ equity	$301,146	$344,947

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended
(amounts in thousands)
(Unaudited)

	December 31,	December 31,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(156)	$(480)
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation and amortization	772	1,029
Deferred income tax provision	342	214
Loss (gain) on sale of property and equipment	7	(17)
Other	20	40
(Increase) decrease in —
Accounts receivable	(549)	2,689
Inventories	(10,387)	(40,187)
Prepaids and other assets	(973)	300
Increase (decrease) in —
Accounts payable	(690)	(2,272)
Customer deposits	327	3,913
Accrued expenses and other liabilities	238	(2,418)
Short-term borrowings	9,057	42,000

Net cash provided by (used in) operating activities	(1,992)	4,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,161)	(1,727)
Proceeds from sale of property and equipment	91	172

Net cash provided by (used in) investing activities	(2,070)	(1,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	150	158
Repayments on long-term debt	(210)	(477)

Net cash provided by (used in) financing activities	(60)	(319)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,122)	2,937
CASH AND CASH EQUIVALENTS, beginning of period	9,997	4,323

CASH AND CASH EQUIVALENTS, end of period	$5,875	$7,260

Supplemental Disclosures of Cash Flow Information:
Cash paid for
Interest	$252	$633
Income taxes	$—	$726
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	$—	$3,000

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION

     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of December 31, 2002, we operated through 60 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 65% of our revenue in fiscal 2002. We believe we represented approximately 11% of all Brunswick marine product sales during the same period.

     We have entered into dealership agreements with the Sea Ray, Boston Whaler, Hatteras Yachts, Meridian Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. These agreements allow us to purchase, stock, sell, and service Brunswick boats and products. These agreements also allow us to use Brunswick’s names, trade symbols and intellectual properties.

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2002. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of only normal recurring adjustments) considered necessary for fair presentation have been reflected in these condensed consolidated financial statements. The operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period. The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES:

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

     In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. During the quarter ended December 31, 2002, we adopted EITF 02-16 which did not have a material effect on our financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148’s amendment for the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. We do not expect SFAS 148 to have a material effect on our financial statements.

3. SHORT-TERM BORROWINGS:

     In December 2001, we entered into a revolving credit facility (Facility) with four finance institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us $20 million in traditional floorplan borrowings. The Facility has a three-year term, with two one-year renewal options. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

agreement. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of December 31, 2002, we were in compliance with all of the financial covenants.

     In November 2002, we exercised one of the two one-year renewal options under the Facility, which has been approved by the lenders. The exercise of this renewal option extends the maturity date to December 2005.

4. LONG-TERM DEBT:

     In December 2002, we executed a $3 million mortgage note payable, with a finance institution, collateralized by the related equipment that was purchased. Payments of $29,017 are due monthly and the mortgage bears an interest rate equal to the Federal Reserve one-month commercial paper rate plus 180 basis points. The mortgage note payable matures in January 2013.

5. STOCKHOLDERS’ EQUITY:

     In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     This Management’s Discussion and Analysis of Results of Operations and Financial Condition contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in “Business-Special Considerations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002

GENERAL

     We are the largest recreational boat retailer in the United States with fiscal 2002 revenue exceeding $540 million. Through 60 retail locations in 13 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

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

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions we earn for placing notes with financial institutions in connection with customer boat financing are recognized when the related boat sales are recognized. Marketing fees earned on credit life, accident, and disability and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. We annually evaluate the recoverability of goodwill and other intangible assets on June 30. We take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. We completed the annual goodwill impairment test at June 30, 2002, which resulted in no impairment of goodwill. If events occur and circumstances change causing a fair value below the carrying amount, impairment losses may be recognized in the future.

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

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

CONSOLIDATED RESULTS FROM OPERATIONS

     The following discussion compares the three months ended December 31, 2002 to the three months ended December 31, 2001 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three-Month Period Ended December 31, 2002 Compared to Three-Month Period Ended December 31, 2001:

     Revenue. Revenue decreased $2.6 million, or 2.6%, to $98.0 million for the three-month period ended December 31, 2002 from $100.6 million for the three-month period ended December 31, 2001. Of this decrease, $17.6 million was attributable to an 18% decline in comparable-store sales, partially offset by a $15.0 million increase in revenue from stores opened or acquired that are not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales was partially due to an unusually strong December quarter last year, due in part to customers delaying purchases from the September 2001 quarter following the events of September 11. Additionally, the same-store sales decline was also due to the continued economic softness, less favorable weather conditions, and the timing of certain yacht sales.

     Gross Profit. Gross profit increased $4.0 million, or 20.0%, to $23.7 million for the three-month period ended December 31, 2002 from $19.7 million for the three-month period ended December 31, 2001. Gross profit margin as a percentage of revenue increased to 24.1% in 2002 from 19.6% in 2001. The increase in gross profit margin was attributable to improvements in our new and used boat margins. The increase was also attributable to an increase in parts and service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.0 million, or 20.2%, to $23.8 million for the three-month period ended December 31, 2002 from $19.8 million for the three-month period ended December 31, 2001. Selling, general, and administrative expenses as a percentage of revenue increased to 24.3% in 2002 from 19.7% in 2001. The increase in selling, general, and administrative expenses was primarily attributable to stores opened or acquired. Excluding these locations, selling, general and administrative expenses as a percentage of revenue increased due to a weaker leveraging of the operating structure due to the comparable-store sales decrease and additional costs associated with boat shows and maintaining our existing operations.

     Interest Expense, Net. Interest expense, net increased $400,000 or 279.0%, to $600,000 for the three-month period ended December 31, 2002 from $200,000 for the three-month period ended December 31, 2001. Interest expense, net as a percentage of revenue increased to 0.6% in 2002 from 0.2% in 2001. The increase in total interest charges was the result of long-term borrowings associated with mortgages on new and acquired facilities and an increase in inventory related short term borrowings, partially offset by a more favorable interest rate environment.

     Income Tax Provision (Benefit). Income taxes decreased $200,000, or 209.3%, to $(300,000) for the three-month period ended December 31, 2002 from $(100,000) for the three-month period ended December 31, 2001. Our effective income tax rate remained constant at 38.5%.

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

     As of December 31, 2002, our indebtedness totaled approximately $161.3 million, of which approximately $24.3 million was associated with our property and equipment, primarily real estate holdings, and $137.0 million was associated with financing our inventory and working capital needs. We receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements with the manufacturer. Discontinuance of these programs could result in a material increase in our interest expense.

     In December 2002, we executed a $3 million mortgage note payable, with a finance institution, collateralized by the related equipment that was purchased. Payments of $29,017 are due monthly and the mortgage bears an interest rate equal to the Federal Reserve one-month commercial paper rate plus 180 basis points. The mortgage note payable matures in January 2013.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2002:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total

		(amounts in thousands)
2002	$137,000	$2,087	$3,441	$142,528
2003	—	2,275	2,946	5,221
2004	—	2,430	1,936	4,366
2005	—	2,592	1,450	4,042
2006	—	2,436	1,240	3,676
Thereafter	—	12,468	2,101	14,569

Total	$137,000	$24,288	$13,114	$174,402

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

ITEM 3.	QANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable

ITEM 4	CONTROLS AND PROCEDURES

          Based on their evaluation, as of a date within 90 days prior to the date of this filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities Exchange Commission’s rules and forms.

          Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS Not applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable

ITEM 5.	OTHER INFORMATION Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.3(f)	Employment Agreement between Registrant and William H. McGill, Jr.

	10.3(g)	Employment Agreement between Registrant and Michael H. McLamb.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K Not applicable

MARINEMAX, INC.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.
February 14, 2003
	By:	/s/ Michael H. McLamb
Michael H. McLamb Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

CERTIFICATION

I, William H. McGill Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MarineMax, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr. Chairman of the Board, President, and Chief Executive Officer

Date: February 14, 2003

CERTIFICATION

I, Michael H. McLamb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MarineMax, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL H. MCLAMB Michael H. McLamb Executive Vice President, Chief Financial Officer, and Secretary

Date: February 14, 2003

Index to Exhibits

Exhibits

10.3(f)	Employment Agreement between Registrant and William H. McGill, Jr.

10.3(g)	Employment Agreement between Registrant and Michael H. McLamb.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.