Form 10-Q
period 2003-03-31
MARINEMAX INC
filed 2003-05-15
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒                No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                No ☐

The number of outstanding shares of the registrant’s Common Stock on May 11, 2003 was 15,349,991.

MARINEMAX, INC.

ITEM 1. FINANCIAL STATEMENTS

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Unaudited amounts in thousands except share and per share data)

	For the Three-Month Period		For the Six-Month Period
	Ended March 31,		Ended March 31,

	2002	2003	2002	2003

Revenue	$133,794	$159,063	$234,380	$257,038
Cost of sales	106,233	124,822	187,102	199,142

Gross profit	27,561	34,241	47,278	57,896
Selling, general, and administrative expenses	21,852	27,370	41,655	51,173

Income from operations	5,709	6,871	5,623	6,723
Interest expense, net	264	216	431	848

Income before income taxes	5,445	6,655	5,192	5,875
Income tax provision	2,096	2,562	1,999	2,262

Net income	$3,349	$4,093	$3,193	$3,613

Basic net income per common share:	$0.22	$0.27	$0.21	$0.24

Diluted net income per common share:	$0.22	$0.26	$0.21	$0.23

Weighted average number of common shares used in computing net income per common share:
Basic	15,250,024	15,313,218	15,248,222	15,310,707

Diluted	15,523,479	15,541,897	15,384,949	15,539,448

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30,	March 31,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,323	$14,898
Accounts receivable	14,268	20,353
Inventories	164,121	206,758
Prepaids and other current assets	3,613	2,258
Current deferred tax asset	213	368

Total current assets	186,538	244,635
Property and equipment, net	64,016	69,971
Goodwill, net	49,589	49,589
Other long-term assets	1,003	1,205

Total assets	$301,146	$365,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,283	$14,514
Customer deposits	9,149	6,983
Accrued expenses	15,772	16,967
Short-term borrowings	95,000	149,000
Current maturities of long-term debt	1,908	2,304

Total current liabilities	131,112	189,768
Other liabilities	502	—
Deferred tax liabilities	4,485	5,140
Long-term debt, net of current maturities	19,857	21,441
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2002 and March 31, 2003	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,285,704 and 15,333,107 shares issued and outstanding including shares held in treasury at September 30, 2002 and March 31, 2003, respectively	15	15
Additional paid-in capital	64,037	64,420
Retained earnings	81,156	84,768
Treasury stock, at cost, 2,349 and 17,349 shares held at September 30, 2002 and March 31, 2003, respectively	(18)	(152)

Total stockholders’ equity	145,190	149,051

Total liabilities and stockholders’ equity	$301,146	$365,400

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended
(Unaudited amounts in thousands)

	March 31,	March 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,193	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,519	2,198
Deferred income tax provision	595	501
Gain on sale of property and equipment	(52)	(28)
Other	19	225
Decrease (increase) in —
Accounts receivable	(4,157)	(6,085)
Inventories	(20,702)	(42,637)
Prepaids and other assets	(670)	1,154
Increase (decrease) in —
Accounts payable	7,254	5,230
Customer deposits	1,611	(2,166)
Accrued expenses and other liabilities	3,528	693
Short-term borrowings	11,000	54,000

Net cash provided by operating activities	3,138	16,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,409)	(5,307)
Proceeds from sale of property and equipment	242	182
Cash used in purchase of businesses	—	—

Net cash used in investing activities	(5,167)	(5,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	150	157
Purchases of treasury stock	—	(134)
Borrowings of long-term debt	5,100	—
Repayments of long-term debt	(423)	(1,021)

Net cash provided by (used in) financing activities	4,827	(998)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,798	10,575
CASH AND CASH EQUIVALENTS, beginning of period	9,997	4,323

CASH AND CASH EQUIVALENTS, end of period	$12,795	$14,898

Supplemental Disclosures of Cash Flow Information:
Cash paid for
Interest	$1,057	$848
Income taxes	—	$761
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	—	$3,000

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	COMPANY BACKGROUND

     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, parts, and accessories. As of March 31, 2003, we operated through 60 retail locations in 13 states, consisting of Arizona, California, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 65% of our revenue in fiscal 2002. We believe we represented approximately 11% of all Brunswick marine product sales during the same period.

     We have entered into dealership agreements with Sea Ray, Boston Whaler, Hatteras Yachts, Meridian Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. These agreements allow us to purchase, stock, sell, and service Brunswick boats and products. These agreements also allow us to use Brunswick’s names, trade symbols and intellectual properties.

     Each of our operating dealership subsidiaries that carry the Sea Ray product line is a party to a multi-year dealer agreement with Brunswick covering Sea Ray products, expiring beginning in 2008, and is the exclusive dealer of Sea Ray boats in its geographic market. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to dealer agreements with Hatteras Yachts. The agreements give us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle), and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas.

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

2.	SIGNIFICANT ACCOUNTING POLICIES:

     These interim financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2002. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of only normal recurring adjustments) considered necessary for fair presentation have been reflected in these condensed consolidated financial statements. The operating results for the three-and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation cost has been recognized. SFAS 123, allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. In March 2003, we adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under SFAS 148 the pro forma disclosures of stock based compensation, as if the fair value method had been used, are required in both annual and interim financial statements.

     Had compensation cost been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported would have been the following:

	For the Three-Month Period		For the Six-Month Period
	Ended March 31,		Ended March 31,

	2002	2003	2002	2003

	(Amounts in thousands except earnings per share)
As reported	$3,349	$4,093	$3,193	$3,613
Pro forma compensation cost	173	324	346	648

Pro forma net income	$3,176	$3,769	$2,847	$2,965

Basic earnings per share:
As reported	$0.22	$0.27	$0.21	$0.23

Pro forma	$0.21	$0.25	$0.19	$0.19

Diluted earnings per share:
As reported	$0.22	$0.26	$0.21	$0.23

Pro forma	$0.20	$0.24	$0.19	$0.19

3.	NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the accounting and disclosure requirements of FIN 45, which resulted in no material impact on our financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. In March 2003 the EITF revised certain provisions of its previous reached conclusions on EITF 02-16 and we are currently analyzing the effects it will have on our financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148’s amendment for the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. We adopted SFAS 148 in the quarter ended March 31, 2003.

4.	SHORT-TERM BORROWINGS:

     In December 2001, we entered into a revolving credit facility (Facility) with four finance institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us $20 million in traditional floorplan borrowings. The Facility has a three-year term, with two one-year renewal options. The Facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the agreement. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of March 31, 2003, we were in compliance with all of the financial covenants.

     In November 2002, we exercised one of the two one-year renewal options under the Facility, which has been approved by the lenders. The exercise of this renewal option extends the maturity date of the Facility to December 2005.

5.	STOCKHOLDERS’ EQUITY:

     In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000. Under this repurchase program we acquired 15,000 shares for $134,250 during the quarter ended March 31, 2003.

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

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions we earn for placing notes with financial institutions in connection with customer boat financing are recognized when the related boat sales are recognized. Marketing fees earned on credit life, accident, and disability and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other identifiable intangible assets. We annually evaluate the recoverability of goodwill and other identifiable intangible assets on June 30. We take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. We completed the annual goodwill impairment test at June 30, 2002, which resulted in no impairment of goodwill. If events occur and circumstances change causing a fair value below the carrying amount, impairment losses may be recognized in the future.

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

CONSOLIDATED RESULTS FROM OPERATIONS

     The following discussion compares the three months ended March 31, 2003 to the three months ended March 31, 2002, and the six months ended March 31, 2003 to the six months ended March 31, 2002 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002:

     Revenue. Revenue increased $25.3 million, or 18.9%, to $159.1 million for the three-month period ended March 31, 2003 from $133.8 million for the three-month period ended March 31, 2002. The increase was due to $13.2 million of revenue attributable to a 9.3% increase in same-store sales and $12.1 million of revenue generated from stores opened or acquired that are not eligible for inclusion in the same-store sales base. The same-store sales increase was largely due to the timing of certain yacht sales and a successful winter boat show season.

     Gross Profit. Gross profit increased $6.7 million, or 24.2%, to $34.2 million for the three-month period ended March 31, 2003 from $27.6 million for the three-month period ended March 31, 2002. Gross profit margin as a percentage of revenue increased to 21.5% in 2003 from 20.6% in 2002. The increase in gross profit margin was attributable to an increase in gross margin on boat sales and incremental improvements in finance and insurance, parts and service revenue, which historically yield higher gross margins than boat sales. These increases were partially offset by an increase in larger boat sales, which historically yield lower gross margins.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.5 million, or 25.3%, to $27.4 million for the three-month period ended March 31, 2003 from $21.9 million for the three-month period ended March 31, 2002. Selling, general, and administrative expenses as a percentage of revenue increased to 17.2% in 2003 from 16.3% in 2002. The increase in selling, general, and administrative expenses was primarily attributable to stores opened or acquired and not included in the comparable period last year. Excluding these locations, selling, general and administrative expenses as a percentage of revenue increased due to a weaker leveraging of the operating structure and additional costs associated with marketing and maintaining or expanding our existing operations.

     Interest Expense, Net. Interest expense, net decreased $48,000 or 18.2%, to $216,000 for the three-month period ended March 31, 2003 from $264,000 for the three-month period ended March 31, 2002. Interest expense, net as a percentage of revenue, decreased to 0.1% in 2003 from 0.2% in 2002. The decrease in total interest charges was the result of a more favorable interest rate environment, partially offset by increased borrowings associated with mortgages on facilities and equipment, and an increase in inventory related short-term borrowings.

     Income Tax Provision. Income taxes increased $500,000, or 22.2%, to $2.6 million for the three-month period ended March 31, 2003 from $2.1 million for the three-month period ended March 31, 2002. Our effective income tax rate remained constant at 38.5%.

Six-Month Period Ended March 31, 2003 Compared to Six-Month Period Ended March 31,2002:

     Revenue. Revenue increased $22.6 million, or 9.7%, to $257.0 million for the six-month period ended March 31, 2003 from $234.4 million for the six-month period ended March 31, 2002. Of this increase, $26.6 million of revenue was added by stores opened or acquired that are not eligible for inclusion in the comparable-store base, partially offset by a 3% decline in same-store sales. The decrease in comparable-store sales was partially due to an unusually strong December quarter last year, the continued economic softness, and less favorable weather conditions earlier in the year.

     Gross Profit. Gross profit increased $10.6 million, or 22.5%, to $57.9 million for the six-month period ended March 31, 2003 from $47.3 million for the six-month period ended March 31, 2002. Gross profit margin as a percentage of revenue increased to 22.5% in 2003 from 20.2 % in 2002. The increase in gross profit margin over the prior year is reflective of the gross margin reductions to reduce inventory levels, in the prior year, due to the events of September 11, 2001. Additionally, in the current year we expanded our sales of products that typically carry higher gross margins, including, finance and insurance, parts and service products.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.5 million, or 22.8% to $51.2 million for the six-month period ended March 31, 2003 from $41.7 million for the six-month period ended March 31, 2002. Selling, general, and administrative expenses as a percentage of revenue increased to 19.9% in 2003 from 17.8% in 2002. The increase in selling, general, and administrative expenses was primarily attributable to stores opened or acquired. Excluding these locations, selling, general and administrative expenses as a percentage of revenue increased due to a weaker leveraging of the operating structure due to the comparable-store sales decrease and additional costs associated with marketing and maintaining or expanding our existing operations.

     Interest Expense, Net. Interest expense, net increased $417,000, or 96.8%, to $848,000 for the six-month period ended March 31, 2003 from $431,000 for the six-month period ended March 31, 2002. Interest expense, net as a percentage of revenue, increased to 0.3% in 2003 from 0.2% in 2002. The increase in total interest charges was the result of increased long-term borrowings associated with mortgages on facilities and equipment and an increase in inventory related short tem borrowings, partially offset by a more favorable interest rate environment.

     Income Tax Provision. Income taxes increased $300,000, or 13.2%, to $2.3 million for the six-month period ended March 31, 2003 from $2.0 million for the six-month period ended March 31, 2002. Our effective income tax rate remained constant at 38.5%.

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

     As of March 31, 2003, our indebtedness totaled approximately $172.7 million, of which approximately $23.7 million was associated with our property and equipment, primarily real estate holdings, and $149.0 million was associated with financing our inventory and working capital needs. We receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements with the manufacturer. Discontinuance of these programs could result in a material increase in interest expense to us.

     In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000. Under this repurchase program, we acquired 15,000 shares for $134,250 during the quarter ended March 31, 2003.

     In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaces four separate line of credit facilities. In November 2002, we exercised one of the two one-year renewal options, which the lenders approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a performance pricing grid, as defined in the credit agreement. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

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

IMPACT OF SEASONALITY AND WEATHER ON OPERATIONS

     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows. Our current operations and our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2003, approximately 91% of our Short- and Long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations are variable. At March 31, 2003, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $1.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by management to reduce the outstanding balances due to the hypothetical interest rate increase.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2003 Annual Meeting of Stockholders was held on February 4, 2003. The following nominees were elected to our Board of Directors to serve as Class II directors for three-year terms expiring in 2006, or until their successors are elected and qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Withheld

William H. McGill	14,402,135	—
Robert S. Kant	14,402,335	—
John B. Furman	14,424,235	—

The following directors’ terms of office continued after the 2003 Annual Meeting of Stockholders: Richard R. Bassett, Robert D. Basham, Gerald M. Benstock, David L. Cochran, and Dean S. Woodman.

Additionally, our stockholders ratified the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending September 30, 2003:

Votes in Favor	Opposed	Abstained	Broker Non-Vote

14,464,433	700	19,837	—

ITEM 5. OTHER INFORMATION

               Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

               Not applicable.

MARINEMAX, INC.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

May 15, 2003	By: /s/ Michael H. McLamb Michael H. McLamb Executive Vice President Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

CERTIFICATION

I, William H. McGill Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MarineMax, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL H. MCLAMB Michael H. McLamb Executive Vice President, Chief Financial Officer, and Secretary

Date: May 15, 2003

Exhibit Index

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.