Form 10-Q
period 2003-06-30
MARINEMAX INC
filed 2003-08-14
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes    [X]   No  [  ]

The number of outstanding shares of the registrant’s Common Stock on July 31, 2003 was 15,385,278.

MARINEMAX, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Results of Operations
(Unaudited amounts in thousands except share and per share data)

	For the Three-Month Period		For the Nine-Month Period
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenue	$170,595	$187,173	$404,975	$444,211
Cost of sales	130,466	143,469	317,568	342,611

Gross profit	40,129	43,704	87,407	101,600
Selling, general, and administrative expenses	27,126	29,278	68,781	80,451

Income from operations	13,003	14,426	18,626	21,149
Interest expense, net	478	683	909	1,531

Income before income taxes	12,525	13,743	17,717	19,618
Income tax provision	4,822	5,291	6,821	7,553

Net income	$7,703	$8,452	$10,896	$12,065

Basic net income per common share	$0.50	$0.55	$0.71	$0.79

Diluted net income per common share	$0.49	$0.54	$0.70	$0.77

Weighted average number of common shares used in computing net income per common share:
Basic	15,276,721	15,344,068	15,260,289	15,321,827

Diluted	15,780,582	15,656,203	15,519,392	15,578,372

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	September 30,	June 30,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,323	$16,034
Accounts receivable	14,268	26,329
Inventories	164,121	170,868
Prepaids and other current assets	3,613	4,698
Current deferred tax asset	213	251

Total current assets	186,538	218,180
Property and equipment, net	64,016	70,851
Goodwill and other intangibles, net	49,589	52,225
Other long-term assets	1,003	1,113

Total assets	$301,146	$342,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,283	$15,997
Customer deposits	9,149	6,848
Accrued expenses	15,772	15,048
Short-term borrowings	95,000	118,000
Current maturities of long-term debt	1,908	2,347

Total current liabilities	131,112	158,240
Other liabilities	502	—
Deferred tax liabilities	4,485	5,528
Long-term debt, net of current maturities	19,857	20,820
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2002 and June 30, 2003	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,285,704 and 15,352,066 shares issued and outstanding including shares held in treasury at September 30, 2002 and June 30, 2003, respectively	15	15
Additional paid-in capital	64,037	64,577
Retained earnings	81,156	93,189
Treasury stock, at cost, 2,349 shares held at September 30, 2002	(18)	—

Total stockholders’ equity	145,190	157,781

Total liabilities and stockholders’ equity	$301,146	$342,369

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended
(Unaudited amounts in thousands)

	June 30,	June 30,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,896	$12,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,515	3,260
Deferred income tax provision	863	1,005
Gain on sale of property and equipment	(56)	(41)
Other	40	250
Decrease (increase) in –
Accounts receivable	(11,424)	(12,061)
Inventories	2,288	(3,168)
Prepaids and other assets	(3,252)	(1,147)
Increase (decrease) in –
Accounts payable	5,166	6,714
Customer deposits	958	(2,329)
Accrued expenses and other liabilities	953	(1,301)
Short-term borrowings	11,058	19,814

Net cash provided by operating activities	20,005	23,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,777)	(6,920)
Proceeds from sale of property and equipment	251	230
Cash used in purchase of businesses	(15,022)	(3,338)

Net cash used in investing activities	(21,548)	(10,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	329	289
Purchases of treasury stock	—	(13)
Borrowings of long-term debt	5,100	—
Repayments of long-term debt	(626)	(1,598)

Net cash provided by (used in) financing activities	4,803	(1,322)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,260	11,711
CASH AND CASH EQUIVALENTS, beginning of period	9,997	4,323

CASH AND CASH EQUIVALENTS, end of period	$13,257	$16,034

Supplemental Disclosures of Cash Flow Information:
Cash paid for
Interest	$1,787	$2,870
Income taxes	$2,160	$3,150
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	—	$3,000

See Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1. COMPANY BACKGROUND

     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, parts, and accessories. As of June 30, 2003, we operated through 62 retail locations in 14 states, consisting of Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation (Brunswick), accounted for approximately 65% of our revenue in fiscal 2002. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 11% of all Brunswick marine sales during our 2002 fiscal year. In 1998, we entered into a 10-year dealer agreement with Sea Ray division of Brunswick covering Sea Ray products. Each of our principal operating subsidiaries is a party to the dealer agreement and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights in most of our geographic markets, excluding California, Nevada, Arizona, and Utah.

     As is typical in the industry, we deal with manufacturers, other than Sea Ray division of Brunswick, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a potential loss of revenue, which would affect operating results adversely.

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

2. ACQUISITIONS

     In June 2003, we acquired the net assets of Sundance Marine, Inc., for approximately $3.3 million in cash, including acquisition costs, and assumed certain liabilities. Sundance Marine operates sales and service facilities located in Grand Junction and Littleton (near Denver), Colorado. Sundance Marine generated approximately $10.0 million of revenue in its most recently completed fiscal year, and it expands our ability to serve consumers in the Mountain states boating community. The acquisition resulted in the recognition of approximately $2.6 million in goodwill, including acquisition costs. The asset purchase agreement contains an earn out provision, that will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Sundance Marine has been included in our condensed consolidated financial statements since the date of acquisition.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES:

     These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2002. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (consisting of only normal recurring adjustments) considered necessary for fair presentation have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three-and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation cost has been recognized in these financial statements. SFAS 123, allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. In March 2003, we adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards No.148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148). Under SFAS 148 the pro forma disclosures of stock based compensation, as if the fair value method had been used, are required in both annual and interim financial statements.

     Had compensation cost been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported would have been the following:

	For the Three-Month Period		For the Nine-Month Period
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Amounts in thousands except earnings per share)
As reported	$7,703	$8,452	$10,896	$12,065
Pro forma compensation cost	176	679	522	1,327

Pro forma net income	$7,527	$7,773	$10,376	$10,738

Basic earnings per share:
As reported	$0.50	$0.55	$0.71	$0.79

Pro forma	$0.49	$0.51	$0.68	$0.70

Diluted earnings per share:
As reported	$0.49	$0.54	$0.70	$0.77

Pro forma	$0.49	$0.50	$0.68	$0.70

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

4. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the accounting and disclosure requirements of FIN 45, which resulted in no impact on our financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted.

     In March 2003, the EITF revised certain provisions of its previously reached conclusions on EITF 02-16 and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather it requires prospective application for new or modified agreements entered into subsequent to December 31, 2002. We have determined that EITF 02-16 will impact the way we account for certain consideration received from vendors beginning after July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. While we are finalizing our analysis as to the quarterly financial impact on our financial statements, we have noted that EITF 02-16 will require us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148’s amendment for the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. We adopted SFAS 148 in the quarter ended March 31, 2003.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other identifiable intangible assets. We annually evaluate the recoverability of goodwill and other identifiable intangible assets on June 30. We take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. We completed the annual goodwill impairment test at June 30, 2003, which resulted in no impairment of goodwill. If events occur and circumstances change causing a fair value below the carrying amount, impairment losses may be recognized in the future.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

6. SHORT-TERM BORROWINGS:

     In December 2001, we entered into a revolving credit facility (Facility) with four financial institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The Facility also allows us an additional $20 million in traditional floorplan borrowings. The Facility has a three-year term, with two one-year renewal options. The Facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the agreement. Borrowings under the Facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The Facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of June 30, 2003, we were in compliance with all of the financial covenants.

     In November 2002, we exercised one of the two one-year renewal options under the Facility, which has been approved by the lenders. The exercise of this renewal option extends the maturity date of the Facility to December 2005.

7. STOCKHOLDERS’ EQUITY:

     In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000. Under this repurchase program we acquired a total of 17,349 shares at a total cost of $152,374.

     During the quarter ended June 30, 2003, we issued a total of 36,308 shares, including all of the shares held in treasury, in conjunction with our Incentive Stock Option and Employee Stock Purchase Plans.

8. NET INCOME PER SHARE:

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the three- and nine-month periods ended June 30, 2002 and 2003:

	For the Three-Month Period		For the Nine-Month Period
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Weighted average common shares outstanding used in calculating basic earnings per share	15,276,721	15,344,068	15,260,289	15,321,827
Effect of dilutive options	503,861	312,135	259,103	256,545

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,780,582	15,656,203	15,519,392	15,578,372

Options to purchase 80,000 and 1,116,148 shares of common stock as of June 30, 2002, and 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

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

GENERAL

     We are the largest recreational boat retailer in the United States with fiscal 2002 revenue exceeding $540 million. Through 62 retail locations in 14 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

     MarineMax was incorporated in January 1998. We have significantly expanded our operations through the acquisition of 19 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Valuation of Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other identifiable intangible assets. We annually evaluate the recoverability of goodwill and other identifiable intangible assets on June 30. We take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. We completed the annual goodwill impairment test at June 30, 2003, which resulted in no impairment of goodwill. If events occur and circumstances change causing a fair value below the carrying amount, impairment losses may be recognized in the future.

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

Vendor Consideration Received

     In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted.

     In March 2003, the EITF revised certain provisions of its previously reached conclusions on EITF 02-16 and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather it requires prospective application for new or modified agreements entered into subsequent to December 31, 2002. We have determined that EITF 02-16 will impact the way we account for certain consideration received from vendors beginning after July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. While we are finalizing our analysis as to the quarterly financial impact on our financial statements, we have noted that EITF 02-16 will require us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. In the initial year of adoption, it is expected that EITF 02-16 will defer the recognition of certain consideration received from our vendors and it is estimated to reduce our after tax earnings by approximately $1.5 million.

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

CONSOLIDATED RESULTS FROM OPERATIONS

     The following discussion compares the three months ended June 30, 2003 to the three months ended June 30, 2002, and the nine months ended June 30, 2003 to the nine months ended June 30, 2002 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002:

     Revenue. Revenue increased $16.6 million, or 9.7%, to $187.2 million for the three-month period ended June 30, 2003 from $170.6 million for the three-month period ended June 30, 2002. The increase was due to $13.2 million of revenue attributable to an 8% increase in same-store sales and $3.4 million of revenue generated from stores opened or acquired that are not eligible for inclusion in the same-store sales base. The same-store sales increase was aided by the addition of new product lines, timing of certain yacht sales and incremental improvements in our parts, service, finance and insurance businesses.

     Gross Profit. Gross profit increased $3.6 million, or 8.9%, to $43.7 million for the three-month period ended June 30, 2003 from $40.1 million for the three-month period ended June 30, 2002. Gross profit margin as a percentage of revenue decreased to 23.4% in 2003 from 23.5% in 2002. The decrease in gross profit margin was attributable to pricing pressure on the products we sell as a result of the unfavorable economic conditions, a modest increase in yacht sales, which historically yield lower gross margins, partially offset by incremental improvements in products that typically carry higher gross margins, including, parts and finance and insurance products.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.2 million, or 7.9%, to $29.3 million for the three-month period ended June 30, 2003 from $27.1 million for the three-month period ended June 30, 2002. Selling, general, and administrative expenses as a percentage of revenue decreased to 15.6% in 2003 from 15.9% in 2002. The increase in selling, general, and administrative expenses was primarily attributable to an increased level of operations compared to that of the prior year.

     Interest Expense, Net. Interest expense, net increased $205,000, or 42.9%, to $683,000 for the three-month period ended June 30, 2003 from $478,000 for the three-month period ended June 30, 2002. Interest expense, net as a percentage of revenue, increased to 0.4% in 2003 from 0.3% in 2002. The increase in total interest charges was the result of increased borrowings associated with mortgages on facilities and equipment, partially offset by a more favorable interest rate environment.

     Income Tax Provision. Income taxes increased $469,000, or 9.7%, to $5.3 million for the three-month period ended June 30, 2003 from $4.8 million for the three-month period ended June 30, 2002. Our effective income tax rate remained constant at 38.5%.

Nine-Month Period Ended June 30, 2003 Compared to Nine-Month Period Ended June 30, 2002:

     Revenue. Revenue increased $39.2 million, or 9.7%, to $444.2 million for the nine-month period ended June 30, 2003 from $405.0 million for the nine-month period ended June 30, 2002. The increase was due to $8.5 million of revenue attributable to a 2% increase in same-store sales and $30.7 million of revenue generated from stores opened or acquired that are not eligible for inclusion in the same-store sales base. The same-store sales increase was aided by the timing of certain yacht sales, revenue from our new product lines, and increased sales of our finance and insurance, parts and service products.

     Gross Profit. Gross profit increased $14.2 million, or 16.2%, to $101.6 million for the nine-month period ended June 30, 2003 from $87.4 million for the nine-month period ended June 30, 2002. Gross profit margin as a percentage of revenue increased to 22.9% in 2003 from 21.6% in 2002. The increase in gross profit margin over the prior year is reflective of the gross margin reductions to reduce inventory levels, in the prior year, due to the events of September 11, 2001. Additionally, in the current year we expanded our sales of products that typically carry higher gross margins, including, finance and insurance, parts and service products.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.7 million, or 17.0% to $80.5 million for the nine-month period ended June 30, 2003 from $68.8 million for the nine-month period ended June 30, 2002. Selling, general, and administrative expenses as a percentage of revenue increased to 18.1% in 2003 from 17.0% in 2002. The increase in selling, general, and administrative expenses was primarily attributable to additional costs associated with marketing and maintaining or expanding our existing operations.

     Interest Expense, Net. Interest expense, net increased $600,000, or 68.4%, to $1.5 million for the nine-month period ended June 30, 2003 from $900,000 for the nine-month period ended June 30, 2002. Interest expense, net as a percentage of revenue, increased to 0.3% in 2003 from 0.2% in 2002. The increase in total interest charges was the result of increased long-term borrowings associated with mortgages on facilities and equipment, partially offset by a more favorable interest rate environment.

     Income Tax Provision. Income taxes increased $700,000, or 10.7%, to $7.5 million for the nine-month period ended June 30, 2003 from $6.8 million for the nine-month period ended June 30, 2002. Our effective income tax rate remained constant at 38.5%.

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

     As of June 30, 2003, our indebtedness totaled approximately $141.2 million, of which approximately $23.2 million was associated with our property and equipment, primarily real estate holdings, and $118.0 million was associated with financing our inventory and working capital needs. At June 30, 2003, our additional available borrowings under our revolving credit facility were approximately $60.0 million.

     We receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements with the manufacturer. Discontinuance of these programs could have a material impact on our results of operations. We have determined that EITF 02-16 will impact the way we account for interest assistance received beginning after July 1, 2003 with the renewal and amendments to our dealer agreements with our manufacturers. As a result of adopting EITF 02-16, we will be required to classify interest assistance received from manufacturers against cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

     In October 2002, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 750,000 shares of our common stock. This increases the number of shares of our common stock that we can repurchase from 300,000 shares which was authorized in November 2000. Under this repurchase program we acquired a total of 17,349 shares at a total cost of $152,374.

     During the quarter ended June 30, 2003 we issued a total of 36,308 shares, including all of the shares held in treasury, in conjunction with our Incentive Stock Option and Employee Stock Purchase Plans.

     In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us an additional $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaces four separate line of credit facilities. In November 2002, we exercised one of the two one-year renewal options, which the lenders approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which shall be determined in accordance with a performance pricing grid, as defined in the credit agreement. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

     During the quarter ended June 30, 2003 we completed the acquisition of Sundance Marine, Inc. We acquired the net assets and assumed or retired certain liabilities, including the outstanding inventory floor plan obligations related to the new boat inventories, for approximately $3.3 million in cash, including acquisition costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2003, approximately 89% of our Short- and Long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations are variable. At June 30, 2003, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $1.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by management to reduce the outstanding balances due to the hypothetical interest rate increase.

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 24, 2003, indicated in Item 9 the press release issued by MarineMax, Inc. dated April 24, 2003, reporting the financial results of its second quarter of fiscal 2003 and its year-to-date results.

MARINEMAX, INC.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

August 14, 2003	By:	/s/ Michael H. McLamb

Michael H. McLamb Executive Vice President Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.