Form 10-K
period 2003-09-30
MARINEMAX INC
filed 2003-12-29
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2003

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

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (8,326,448 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 31, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $75,104,561. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

          As of December 23, 2003, there were outstanding 15,458,328 shares of registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2003

STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1, “Business — Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

      We are the largest recreational boat dealer in the United States. Through 66 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 65% of our revenue in fiscal 2003. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 33% of its new Sea Ray boat sales, during our 2003 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and we are the exclusive dealer of Sea Ray boats in our geographic markets.

      Subsequent to the end of fiscal 2003, we were appointed the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts and for Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. At the same time, we were appointed the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean. We believe the brands we are adding offer a migration for our existing customer base or fill a void in our product offering and accordingly will not compete with or cannibalize the business generated from our other prominent brands.

      We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 16 additional previously independent recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2003 was approximately $87,000 compared to the industry average selling price of approximately $30,000. Our stores, which operated at least 12 months, averaged approximately $12 million in annual sales in fiscal 2003. We consider a store to be one or more retail locations that are adjacent or operate as one entity. For the fiscal year ended September 30, 2003, we had revenue of approximately $608 million, operating income of approximately $35 million, and net income of approximately $20 million. Our same-store sales increased an average of approximately 8% for the last five years, including a decline of 9% in fiscal 2001.

      We adopt the best practices of our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, no-haggle sales approach, prime retail locations, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

      The U.S. recreational boating industry generated approximately $30.3 billion in retail sales in calendar 2002, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $21.8 billion of these sales in 2002. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

      Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with a negotiation-free purchase process, superior service, and premier facilities;

•	implementing the “best practices” of our acquired dealers as appropriate throughout our dealerships;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	opening additional retail facilities in our existing and new territories;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	expanding our Internet retail operations and marketing;

•	promoting national brand name recognition and the MarineMax connection;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations, which facilitates the interchange of information and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

      MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. We acquired a sixth recreational boat dealer in April 1998. Since our initial public offering in June 1998, we have acquired 15 additional recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation. Each of our acquired dealers is continuing its operations under the MarineMax name as a wholly owned operating subsidiary of our company.

      We continually attempt to expand our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax Value Price sales approach, and emphasizing the highest level of customer service and customer satisfaction.

      We also evaluate opportunities to expand our operations by acquiring recreational boat dealers to expand our geographic scope; expanding our product lines; opening new retail locations within our existing territories; and providing new products and services for our customers.

      Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s leading retailer of recreational boats. The following table sets forth information regarding the entities that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida

      Apart from acquisitions, we have opened 13 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors, we have closed eight retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose.

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

      In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various product lines that we have added to our existing locations:

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle) and distribution rights for products over 82 feet for North and South America, the Caribbean, and the Bahamas
Boston Whaler	1999	Ohio
Boston Whaler	2000	North Palm Beach, Florida
MB Sports	2001	Northern California, Arizona, Nevada, Utah, and Texas
Sea Hunt	2001	East Central Florida and Texas
Bennington	2002	Northern California, Nevada, and Utah
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Tracker Marine	2002	Minnesota, Georgia, and Ohio
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Century	2004	North and South Carolina
Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN	2004	United States, Canada, and the Bahamas
Bertram	2004	United States (excluding the Florida peninsula and portions of New England), Canada, and the Bahamas.

      We also are expanding our used boat sales and yacht brokerage services through an increased emphasis on these activities. In addition, we are expanding our F&I activities by offering our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage. Finally, we are placing increased emphasis on our parts and accessory and maintenance and repair services, which we provide at most of our locations and through stand-alone service facilities, including our full-service yacht repair facility in Southeast Florida.

      We maintain our executive offices at 18167 U.S. 19 North, Suite 499, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 21 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

      Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/ Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

BUSINESS

General

      We are the largest recreational boat dealer in the United States. Through 66 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; and offer boat and yacht brokerage services.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation (Brunswick), accounted for approximately 65% of our revenue in fiscal 2003. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2003 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights to most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. Subsequent to the end of fiscal 2003, we were appointed the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts and for Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. At the same time, we were also appointed the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean. We believe the brands we are adding offer a migration for our existing customer base or fill a void in our product offering and accordingly will not compete with or cannibalize the business generated from our other prominent brands.

U.S. Recreational Boating Industry

      The total U.S. recreational boating industry generated approximately $30.3 billion in retail sales in calendar 2002, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. We believe that retail sales of new boats, engines, trailers, and accessories accounted for approximately $13.6 billion of such sales in 2002. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992. We believe this decline can be attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993 and, with the exception of 1998, retail recreational boating sales have increased every year since.

      The recreational boat retail market remains highly fragmented with little consolidation having occurred to date and consists of numerous boat retailers, most of which are small companies owned by individuals that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many boat retailers are encountering increased pressure from boat manufacturers to improve their levels of service and systems, increased competition from larger national retailers in certain product lines, and, in certain cases, business succession issues.

Strategy

      Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our strategy include the following:

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

Implementing Best Practices. We implement the “best practices” of our acquired dealers as appropriate throughout our dealerships. As an example, we have implemented the no-haggle sales approach at each of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, where beneficial, the best practices of our acquired dealers in terms of location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize various aspects of certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit facilities; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer’s boat location, and giving access to a larger inventory, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins. We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. We have increased our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to continue to grow our financing and insurance, parts and accessories, and service businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.

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

Utilization of the Internet. Our web initiative, www.MarineMax.com, provides customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores leads to potential customers for new and used boats and brokerage services. We also plan to expand our ability to offer financing and parts and accessories on our website.

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

New Boat Sales

      We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Meridian Yachts, and Hatteras Yachts. In fiscal 2003, approximately 65% of our revenue was derived from the sale of new boats manufactured by Brunswick. We believe that we represent in excess of 10% of all of Brunswick’s marine product sales during that period. We also sell mega-yachts, yachts, and other recreational boats manufactured by Bertram and the Italy-based Ferretti Group, including Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN. Certain of our dealerships also sell luxury yachts, fishing boats, ski boats, and pontoon boats provided by other manufacturers. During fiscal 2003, new boat sales accounted for approximately 68% of our revenue.

      We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2003 average new boat sales price of approximately $87,000 compared with our estimated industry average selling price of approximately $30,000. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as yachts and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

      The following table is illustrative of the range of new boats that we offer, but is not all inclusive:

	Number			Manufacturer Suggested
Product Line and Trade Name	of Models	Overall Length		Retail Price Range

Motor Yachts and Convertibles
Hatteras Motor Yachts	9	63’ to 100’	+	$2,300,000 to $8,000,000	+
Hatteras Convertibles	9	50’ to 90’		1,000,000 to 6,000,000	+
Pleasure Boats
Sea Ray Yachts	6	50’ to 68’		850,000 to 3,100,000
Sea Ray Sport Yachts	10	36’ to 48’		320,000 to 950,000
Sea Ray Sport Cruisers	9	26’ to 34’		65,000 to 230,000
Sea Ray Sport Boats	15	17’ to 27’		18,000 to 81,500
Fishing Boats
Boston Whaler	16	12’ to 29’		5,000 to 190,000

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

      Newly Offered Products. With the appointment of the Ferretti Group products, we are offering mega-yachts, yachts, and other recreational boats produced by Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, CRN and Bertram. We will offer various product models of mega-yachts, yachts and recreational boats ranging in size from 33 feet to over 200 feet in length. These newly offered products are known for exceptional quality, design, and innovation and are considered premium products in each respective segment, with manufacturer’s suggested retail prices ranging from $400,000 to more than $15.0 million.

Used Boat Sales

      We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2003, used boat sales accounted for approximately 17% of our revenue, and approximately 77% of the used boats we sold were Brunswick models.

      Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to increase our used boat business as a result of the increased availability of quality used boats generated from our acquisition of used boats in our expanding sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory is posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

      At most of our retail locations, we offer the Sea Ray LegacyTM warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, enhances our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

Marine Engines, Related Marine Equipment and Boating Accessories

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

      The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 3.1% of our fiscal 2003 revenue.

Maintenance and Repair Services

      Providing customers with professional, prompt maintenance and repair services is critical to our sales efforts and contributes to our profitability. We provide maintenance and repair services at most of our retail locations, with extended service hours at certain of our locations. In addition, in many of our markets, we provide mobile maintenance and repair services at the location of the customer’s boat. We believe that this service commitment is a competitive advantage in the markets in which we compete and is critical to our efforts to provide a trouble-free boating experience. To further this commitment, in certain of our markets, we have opened stand-alone maintenance and repair facilities in locations that are more convenient for our customers and that increase the availability of such services. We also believe that our maintenance and repair services contribute to strong customer relationships and that our emphasis on preventative maintenance and quality service increases the potential supply of well-maintained boats for our used boat sales.

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

      Maintenance and repair services accounted for approximately 5.5% of our revenue during fiscal 2003. This includes warranty and non-warranty services.

F&I Products

      At each of our retail locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit life, and accident, disability, and casualty insurance coverage (collectively, “F&I”).

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

      We also are able to assist our customers with the opportunity to purchase credit life insurance, accident and disability insurance, and property and casualty insurance. Credit life insurance policies provide for repayment of the boat financing contract if the purchaser dies while the contract is outstanding. Accident and disability insurance policies provide for payment of the monthly contract obligation during any period in which the buyer is disabled. Property and casualty insurance covers loss or damage to the boat. We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers. We, however, provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees. One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

      During fiscal 2003, fee income generated from F&I products accounted for approximately 3.8% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

      Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2003, brokerage services accounted for approximately 1.0% of our revenue.

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

Retail Locations

      We sell our recreational boats and other marine products and offer our related boat services through 66 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

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

      We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or “MMU,” which provides training for employees in all aspects of our operations. Training sessions are held at our various regional locations covering a variety of topics. MMU-online offers various modules over the Internet. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

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

Sales and Marketing

      Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, our no-haggle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boat usage, and providing our customers with opportunities for boating. We strive to provide superior customer service and support before, during, and after the sale.

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

      We sell our boats at posted value prices that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

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

      We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, Hatteras, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Bennington, Bertram, Century, Ferretti, Grady White, MB Sports, Sea Hunt, Sea Pro, and Tracker Marine. In fiscal 2003, sales of new Brunswick boats accounted for 65% of our revenue. We believe our Sea Ray boat purchases represented approximately 33% of Sea Ray boat sales and in excess of 10% of all Brunswick marine product sales during fiscal 2003. No other manufacturer accounted for a significant portion of our net purchases in fiscal 2003.

      Through operating subsidiaries, we have entered into agreements with Brunswick covering Sea Ray products. The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. The terms of the multi-year dealer agreements appoint us as the non-exclusive dealer for the retail sale, display, and servicing of designated Sea Ray products and repair parts currently or in the future sold by Sea Ray in the designated geographic areas.

      The dealer agreement with Ferretti Group and Bertram does not restrict our right to sell any Ferretti Group and Bertram product lines but has certain restrictions relating to competing products. The three-year dealer agreement appoints us as the exclusive dealer for the retail sale, display, and servicing of designated Ferretti Group and Bertram products and repair parts currently or in the future sold by Ferretti Group and Bertram in the designated geographic areas, as defined therein.

      Arrangements with certain other manufacturers may restrict our right to offer some product lines in certain markets.

      We typically deal with each of our manufacturers, other than the Sea Ray division of Brunswick, Ferretti Group, and Bertram, under an annually renewable, non-exclusive dealer agreement. Manufacturers generally establish prices on an annual basis, but may change prices in their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers’ slow seasons, generally October through March. To obtain lower cost of inventory, we strive to capitalize on these manufacturer incentives to take product delivery during the manufacturers’ slow seasons. This permits us to gain pricing advantages and better product availability during the selling season.

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

      In March 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) revised certain provisions of its previously reached conclusions on EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather it requires prospective application for new agreements or modifications of existing agreements entered into subsequent to December 31, 2002. We determined that EITF 02-16 impacts the way we account for interest assistance received from vendors beginning after July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

      In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaced four separate line of credit facilities. During November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as defined in the credit facility. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

      As of September 30, 2003, we owed an aggregate of approximately $97.0 million under our revolving credit facility. As of September 30, 2003, our revolving credit facility provided us with an additional available borrowing capacity of approximately $72.9 million. Advances on the facility accrued interest at a rate of 2.9% as of September 30, 2003.

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

Brunswick Agreement Relating to Acquisitions

      We and Brunswick are parties to an agreement providing for Brunswick to cooperate in good faith and not to unreasonably withhold its consent to the acquisitions each year by us of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year. Any acquisitions in excess of the 20% benchmark will be at Brunswick’s discretion. In the event that our purchases of Sea Ray boats exceed 49% of the purchases of Sea Ray boats by all Sea Ray boat dealers, including us, in any fiscal year of Brunswick, the agreement provides that we and Brunswick will negotiate in good faith the standards for acquisitions of Sea Ray boat dealers by us during Brunswick’s next succeeding fiscal year but that Brunswick may grant or withhold its consent to any such acquisition in its sole discretion for as long as our Sea Ray boat purchases exceed the 49% benchmark.

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

      Each dealer agreement requires the dealer to

•	promote, display, advertise, and sell Sea Ray boats at each of its retail locations in accordance with the agreement and applicable laws;

•	purchase and maintain sufficient inventory of current Sea Ray boats to meet the reasonable demand of customers at each of its locations and to meet the minimum inventory requirements applicable to all Sea Ray dealers;

•	maintain at each retail location, or at another acceptable location, a service department to service Sea Ray boats promptly and professionally and to maintain parts and supplies to service Sea Ray boats properly on a timely basis;

•	perform all necessary installation and inspection services prior to delivery to purchasers and perform post-sale services of all Sea Ray products sold by the dealer or brought to the dealer for service;

•	furnish purchasers with Sea Ray’s limited warranty on new products and with information and training as to the sale and proper operation and maintenance of Sea Ray boats;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	maintain complete product sales and service records;

•	achieve sales performance in accordance with fair and reasonable sales levels established by Sea Ray, after consultation with the dealer, based on factors such as population, sales potential, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information;

•	conduct its business in a manner that preserves and enhances the reputation of Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand required inventory levels;

•	indemnify Sea Ray against any claims or losses resulting from the dealer’s failure to meet its obligations to Sea Ray;

•	maintain customer service ratings sufficient to maintain Sea Ray’s image in the marketplace; and

•	achieve within designated time periods and thereafter maintain master dealer status (which is Sea Ray’s highest performance status) for the locations designated by Sea Ray and the dealer.

      Each dealer agreement may be terminated

•	by Sea Ray if the dealer fails or refuses to place a minimum stocking order of the next model year’s products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer’s lenders;

•	by Sea Ray or the dealer where good cause exists (including the material breach, default, or noncompliance with any material term, provision, warranty, or obligation under the agreement) and has not been cured within 60 days of prior written notice of the claimed deficiency or at the end of the 60-day period without the opportunity to cure where the cause constitutes bad faith;

•	by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other;

•	by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray;

•	by Sea Ray upon at least 10 days’ prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith;

•	by Sea Ray if a majority of our Board of Directors does not consist of specified senior executives and Other Designated Members (as defined in the Stockholders’ Agreement); or

•	upon the mutual consent of the dealer and Sea Ray.

Employees

      As of September 30, 2003, we had 1,279 employees, 1,233 of whom were in store-level operations and 46 of whom were in corporate administration and management. This includes 73 store-level employees that were added in conjunction with the 2003 acquisitions of Sundance Marine, Inc. and Killinger Marine Center, Inc. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

      We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways,” “MarineMax Care,” “Delivering the Dream,” and “MarineMax Delivering the Boating Dream.” We have registered the name “MarineMax” in the European

Community. We have trademark applications pending with the U.S. Patent and Trademark Office for “NewCoast Financial Services” and “Women on Water.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “MarineMax Value-Price,” “Value-Price,” “Delivering the Dream,” “Selling and Delivering the Dream,” “Selling the Dream,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

      Our business, as well as the entire recreational boating industry, is highly seasonal. Over the three-year period ended September 30, 2003, the average revenues for the quarters ended December 31, March 31, June 30, and September 30 represented 17%, 26%, 32%, and 25%, respectively, of our average annual revenues. With the exception of Florida, our geographic territories generally realize significantly lower sales in the quarterly period ending December 31, with boat sales generally improving in January with the onset of the public boat and recreation shows.

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

      Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a “Superfund” site, although our property has not been and is not expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

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

Executive Officers

      The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	60	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	38	Executive Vice President, Chief Financial Officer, Secretary, and Director
Kurt M. Frahn	35	Vice President of Finance and Treasurer
Jack P. Ezzell	33	Vice President, Chief Accounting Officer, and Controller
Edward A. Russell	43	Vice President
Michael J. Aiello	47	Vice President
Anthony K. Aisquith	36	Vice President

      William H. McGill Jr. has served as the Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998. Mr. McGill served as the President of our company from January 23, 1988 until September 8, 2000 and re-assumed the position on July 1, 2002. Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us.

      Michael H. McLamb has served as Executive Vice President of our company since October 2002, as Chief Financial Officer since January 23, 1998, as Secretary since April 5, 1998, and as a director of our company since November 1, 2003. Mr. McLamb served as Vice President and Treasurer of our company from January 23, 1998 until October 22, 2002. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen, LLP from December 1987 to December 1997, serving most recently as a senior manager.

      Kurt M. Frahn has served as Vice President of Finance and Treasurer of our company since October 22, 2002. Mr. Frahn served as Director of Taxes and Acquisitions of our company from May 15, 1998 until October 22, 2002. Mr. Frahn was employed by Arthur Andersen, LLP from September 3, 1991 until May 15, 1998, serving most recently as a tax consulting manager.

      Jack P. Ezzell has served as Vice President and Chief Accounting Officer of our company since October 22, 2002. Mr. Ezzell served as Corporate Controller of our company from June 1, 1999 until October 22, 2002 and Assistant Controller from January 13, 1998 until June 1, 1999. Mr. Ezzell, a certified public accountant, was employed by Arthur Andersen, LLP from August 1996 until January 1998, serving most recently as a senior auditor.

      Edward A. Russell has served as Vice President of our company since October 22, 2002. Mr. Russell has served as the Regional Manager of our Florida operations since August 1, 2002. Prior to that, Mr. Russell served as the District President for our Central and West Florida operations from March 1998 until August 1, 2002. Mr. Russell was an owner and General Sales Manager of Gulfwind USA Inc., one of our operating subsidiaries, now called MarineMax of Central Florida, from 1984 until its merger with our company in March 1998.

      Michael J. Aiello has served as Vice President of our company since October 22, 2002. Mr. Aiello has served as the Regional Manager of the state of New Jersey and surrounding areas since 1999 and was a principal owner and operator of Merit Marine Inc., one of our operating subsidiaries, now called MarineMax of Mid-Atlantic, from 1985 until its merger with our company in March 1999.

      Anthony K. Aisquith has served as Vice President of our company since November 1, 2003. Mr. Aisquith has served as the Regional Manager of our Georgia, Carolinas, and Texas operations since August 1, 2000, March 1, 2002, and March 15, 2003, respectively. Mr. Aisquith previously served as the Store Manager of our Tampa, Florida location from October 1, 1997 until August 1, 2000 and as a salesperson in our Clearwater, Florida location from June 18, 1995 until October 1, 1997. Mr. Aisquith joined our company on June 18, 1995 after 10 years of experience in the auto industry.

RISK FACTORS

Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray and Hatteras boat lines.

      Approximately 65% of our revenue in fiscal 2003 resulted from sales of new boats manufactured by Brunswick, including 55% from Brunswick’s Sea Ray division and 10% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2003 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for a significant portion of our revenue. Any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray and Hatteras, would have a substantial adverse impact on our business.

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

•	the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs; and

•	the right of Brunswick in good faith to charge lesser prices to other dealers;

—	to meet existing competitive circumstances;

—	for unusual and non-ordinary business circumstances; or

—	for limited duration promotional programs.

The agreements do not give us the exclusive right to sell Sea Ray product lines within any particular territory or restrict us from selling competing products.

      Through certain of our operating subsidiaries, we also maintain dealer agreements with Hatteras covering Hatteras products. Each agreement allows Hatteras to revise prices at any time, and such new prices will supersede previous prices. Pursuant to the agreement, we must bear any losses we incur as a result of such price changes and may not recover from Hatteras for any losses. In addition, certain of our operating subsidiaries may not represent manufacturers or product lines that compete directly with Hatteras without its prior written consent.

      As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, Ferretti Group, and Bertram, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason could adversely affect product availability, cost and our financial performance.

Our operations depend upon a number of factors relating to or affecting consumer spending for luxury goods, such as recreational boats.

      Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, and stock market performance also could influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

General economic conditions that impact the recreational boating industry could inhibit our growth and negatively impact our profitability.

      General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases. We believe that the level of boat purchases has been adversely affected by increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have expanded our operations during periods of stagnant or declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future.

      Since March 1, 1998, we have acquired 21 recreational boat dealers, two boat brokerage operations, and a full-service yacht repair facility. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

      Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of funds or common stock with a sufficient market price to complete the acquisitions;

•	the ability to obtain any requisite manufacturer or governmental approvals; and

•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

      Our growth strategy also entails expanding our product lines and geographic scope by obtaining additional distribution rights from our existing and new manufacturers. We may not be able to secure additional distribution rights or obtain suitable alternative sources of supply if we are unable to obtain such distribution rights. The inability to expand our product lines and geographic scope by obtaining additional distribution rights could have a material adverse effect on the growth and profitability of our business.

Boat manufacturers exercise substantial control over our business.

      We depend on our dealer agreements. Through dealer agreements, boat manufacturers, including Brunswick, exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers, including Brunswick, depends upon, among other things, our achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences, including the following:

•	the termination of the dealer agreement;

•	the imposition of additional conditions in subsequent dealer agreements;

•	limitations on boat inventory allocations;

•	reductions in reimbursement rates for warranty work performed by the dealer;

•	loss of certain manufacturer to dealer incentives; or

•	denial of approval of future acquisitions.

      Our dealer agreements with manufacturers, including Brunswick, generally do not give us the exclusive right to sell those manufacturers’ products within a given geographical area. Accordingly, a manufacturer, including Brunswick, could authorize another dealer to start a new dealership in proximity to one or more of our locations, or an existing dealer could move a dealership to a location that would be directly competitive with us. These events could have a material adverse effect on our competitive position and financial performance.

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

Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs.

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

      Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $220 million and allows us $20 million in traditional floorplan borrowings. We have pledged certain of our assets, principally boat inventories, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

Our internal growth and operating strategies of opening new locations and offering new products involve risk.

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

      As a result of these growth strategies, we expect to expend significant time and effort in opening and acquiring new retail locations and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support our expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

      Our planned growth also will impose significant added responsibilities on members of senior management and require us to identify, recruit, and integrate additional senior level managers. We may not be able to identify, hire, or train suitable additions to management.

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. In addition, weather conditions may adversely impact our business.

      During the three-year period ended September 30, 2003, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 17%, 26%, 32%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales in the quarterly period ending December 31 with boat sales generally improving in January with the onset of the public boat and recreation shows. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

We face intense competition.

      We operate in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, product distribution rights, and suitable retail locations, particularly on or near waterways. Competition increases during periods of stagnant industry growth.

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

      A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2003, F&I products accounted for approximately 3.8% of our revenue.

      The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees.

      The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

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

      Manufacturers of the products we sell generally maintain product liability insurance. We also maintain third-party product liability insurance that we believe to be adequate. We may experience claims that are not covered by or that are in excess of our insurance coverage. The institution of any significant claims against us could subject us to damages, result in higher insurance costs, and harm our business reputation with potential customers.

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

      We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or “Superfund,” imposes joint, strict, and several liability on

•	owners or operators of facilities at, from, or to which a release of hazardous substances has occurred;

•	parties who generated hazardous substances that were released at such facilities; and

•	parties who transported or arranged for the transportation of hazardous substances to such facilities.

A majority of states have adopted “Superfund” statutes comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

      Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a “Superfund” site, although our property has not been identified as a contributor to the contamination in the area.

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

We must evaluate goodwill and identifiable intangible assets for impairment annually and we would recognize an impairment loss if the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value.

      Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. We have determined that our only identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles. Through our fiscal year ended September 30, 2001, we were required to amortize the intangible assets and goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduced our net income for that period.

      In June 2001, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination to be recognized as assets and reported separately from goodwill. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually.

      SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption of the statement. In addition to the initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets. We have also completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amounted to $4.5 million and $48.6 million, respectively, as of September 30, 2003.

      A reduction in net income resulting from the impairment of identifiable intangible assets or goodwill may have an adverse impact upon the market price of our common stock, impairment in the identifiable intangible assets or goodwill or regulatory action that changes the impairment testing methodology, requires amortization, or a write-off of identifiable intangible assets or goodwill may materially and adversely affect the financial position of our company.

A substantial number of shares of our common stock are subject to a stockholders agreement.

      We, Brunswick, and William H. McGill Jr., our Chairman of the Board, President, and Chief Executive Officer, are parties to a stockholders’ agreement, and we and Brunswick are parties to a governance agreement, each dated April 28, 1998. Subject to certain limitations, the stockholders’ agreement provides various rights of first refusal on the sale of shares of common stock by the parties to the agreement, particularly in the event that Brunswick does not own its targeted investment percentage of 19% of our common stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. Among other provisions and subject to certain conditions, the stockholders’ agreement also requires the parties to vote their common stock for nominees of the board of directors in the election of directors and to vote their common stock in favor of all proposals and recommendations approved by our board of directors and submitted to a vote of our stockholders. The governance agreement provides for various terms and conditions concerning Brunswick’s participation in the corporate governance of our company.

      As a result, the stockholders’ agreement and the governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them and may have the effect of delaying or preventing a change in control of our company.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

      Factors that could affect the trading price of our common stock include the following:

•	variations in operating results;

•	the thin trading volume and relatively small public float of our common stock;

•	the level and success of our acquisition program and new store openings;

•	variations in same-store sales;

•	the success of dealership integration;

•	relationships with manufacturers;

•	changes in earnings estimates published by analysts;

•	general economic, political, and market conditions;

•	seasonality and weather conditions;

•	governmental policies and regulations;

•	the performance of the recreational boat industry in general; and

•	factors relating to suppliers and competitors.

      In addition, market demand for small-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance could result in significant fluctuations in market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect our acquisition program.

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

      As of September 30, 2003, there were outstanding 15,401,686 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “’affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

      As of September 30, 2003, we had issued options to purchase approximately 2,326,589 shares of common stock under our 1998 incentive stock plan and we issued 204,774 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

      We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. If issued pursuant to an effective registration statement, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

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

      Our Stockholders’ Rights Plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right for each share of our common stock held by stockholders of record as of the close of business on September 7, 2001.

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights should not interfere with any merger or other business combination approved by our board of directors. The rights expire on August 28, 2011.

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

      Certain of our dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in our company. In addition, the stockholders’ agreement and governance agreement will have the effect of increasing the control of our directors, executive officers, and persons associated with them.

Our prior engagement of Arthur Andersen LLP as our independent auditors during fiscal year 2001 may adversely affect our ability to make timely filings with the Securities and Exchange Commission,

      Our former auditor, Arthur Andersen LLP, issued an audit report with respect to our audited consolidated financial statements as of and for the fiscal year ended September 30, 2001, which is included in this report. During 2002, Arthur Andersen LLP was found guilty on a federal obstruction charge and ceased practicing before the SEC. Arthur Andersen has not reissued its audit report with respect to the audited consolidated financial statements as of and for the fiscal year ended September 30, 2001 included in this report. Furthermore, Arthur Andersen has not consented to the inclusion of its audit report in this report. As a result, relief that may generally be available to stockholders under the federal securities laws against auditing firms may not be available as a practical matter against Andersen since it has ceased operations and has limited or no assets available for creditors.

      The SEC has said that it will continue accepting financial statements audited by Andersen as long as a reasonable effort is made to have Andersen reissue its reports and to obtain a manually signed accountant’s report from Andersen. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements from a prior period audited by Andersen for which we are not able to obtain a reissued audit report from Andersen. In that case, we would not be able to access the public markets unless another independent accounting firm is able to audit the financial statements originally audited by Andersen. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on us.

Our sales of Ferretti Group product may be adversely affected by fluctuations in currency exchange rates between the U.S. dollar and the Euro.

      Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increase as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 2.	Properties

      We lease our corporate offices in Clearwater, Florida. We also lease 46 of our retail locations under leases, many of which contain multi-year renewal options and, some of which grant us a first right of refusal to purchase the property at fair value. In all such cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 20 other retail locations.

      The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Third-party lease	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Oakland	Third-party lease	17,700	Retail and service; 20 wet slips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Third-party lease	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
Sacramento (River Bend) (floating facility)	Third-party lease	500	Retail and service; 20 wet slips	1998	Sacramento River
Sacramento	Third-party lease	300	Retail only; 10 wet slips	2002	Sacramento River
San Diego	Third-party lease	750	Retail and service; 12 wet slips	1997	Mission Bay
Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River
Colorado
Denver	Third-party lease	16,400	Retail and service	2003	—
Grand Junction	Third-party lease	9,300	Retail and service	1986	—
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay
Florida
Burnt Store	Third-party lease	700	Retail only; 4 wet slips	2002	Charlotte Harbor
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 5 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Dania	Third-party lease	3,500	Retail only; 8 wet slips	2001	Port Everglades
Ft Lauderdale	Third-party lease	2,400	Retail and service; 15 wet slips	1977	Intracoastal Waterway
Ft Lauderdale	Third-party lease	3,799	Retail only; 4 wet slips	2002	Seminole River
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	6,000	Retail only	2003	—
Key Largo	Third-party lease	750	Retail only	2002	—

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront

Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Miami	Company owned	7,200	Retail and service; l5 wet slips	1980	Intracoastal Waterways
Naples	Company owned	19,600	Retail and service; 13 wet slips	1997	Naples Bay
Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterways
Pensacola	Third-party lease	24,274	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterways
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway
Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterways
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Altoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Altoona
Buford (Atlanta)	Third-party lease	8,500	Retail and service	2001	—
Forest Park (Atlanta)	Third-party lease	47,300	Retail and service	1973	—
Lake Lanier	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Minnesota
Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Woodbury	Third-party lease	13,392	Retail and service	1997	—
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront

Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
North Carolina
Wrightsville Beach	Third-party lease	34,523	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,250	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,240	Retail and service	1989	—
South Carolina
Myrtle Beach	Third-party lease	3,480	Retail only	1999	Coquina Harbor
Texas
Arlington	Third-party lease	21,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail only (3)	1987	—
Houston	Third-party lease	10,000	Retail and service	1981	—
League City (floating facility) (4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Third-party lease	10,000	Retail and service	1992	Lake Lewisville
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips (5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Shares service facility located at the other Houston retail locations.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.

Item 3.	Legal Proceedings

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

	High	Low

2001
First quarter	$9.00	$5.50
Second quarter	$9.95	$7.30
Third quarter	$9.41	$6.00
Fourth quarter	$8.63	$6.31
2002
First quarter	$12.65	$7.65
Second quarter	$15.40	$10.85
Third quarter	$14.19	$9.00
Fourth quarter	$12.95	$7.15
2003
First quarter	$13.08	$8.67
Second quarter	$14.50	$9.02
Third quarter	$15.43	$12.62
Fourth quarter (through December 23, 2003)	$19.85	$14.39

      On December 23, 2003, the closing sale price of our common stock was $18.87 per share. On December 23, 2003, there were approximately 100 record holders and approximately 2,100 beneficial owners of our common stock.

Item 6.	Selected Financial Data

      The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 2002 and 2003 and the statement of operations data for the fiscal years ended September 30, 2002 and 2003 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, independent certified public accountants. The balance sheet data as of September 30, 1999, 2000, and 2001 and the statements of operations data for the fiscal years ended September 30, 1999, 2000, and 2001 were derived from the consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,

	1999	2000	2001	2002	2003

	(Amounts in thousands except share and per share data)
Statement of Operations Data:
Revenue	$450,058	$550,654	$504,071	$540,716	$607,501
Cost of sales	338,403	419,080	383,984	416,137	459,729

Gross profit	111,655	131,574	120,087	124,579	147,772
Selling, general, and administrative expenses	79,484	92,520	92,734	95,567	113,299

Income from operations	32,171	39,054	27,353	29,012	34,473
Interest expense, net	2,040	4,127	2,396	1,264	2,471

Income before tax provision	30,131	34,927	24,957	27,748	32,002
Tax provision	11,978	13,534	9,608	10,683	12,321

Net income	$18,153	$21,393	$15,349	$17,065	$19,681

Net income per share:
Diluted	$1.21	$1.41	$1.01	$1.10	$1.26

Weighted average number of shares:
Diluted	14,964,727	15,204,182	15,238,719	15,540,973	15,671,470

Other Data:
Number of retail locations(1)	51	52	53	59	65
Sales per store(2)(4)	$12,938	$14,056	$12,382	$12,273	$11,900
Same-store sales growth(3)(4)	18%	20%	(9)%	3%	6%

	September 30,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Working capital	$28,353	$40,853	$47,447	$55,426	$67,003
Total assets	235,751	231,330	264,490	301,146	329,155
Long-term debt (including current portion)(5)	7,520	6,280	8,640	21,765	22,343
Total stockholders’ equity	90,234	112,340	127,693	145,190	166,056

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12- or nine-month period, respectively.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity.

(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition, and Results of Operations

      We are the largest recreational boat retailer in the United States with fiscal 2003 revenue exceeding $607 million. Through our current 66 retail locations in 15 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services.

      MarineMax was incorporated in January 1998. We have significantly expanded our operations through the acquisition of 21 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

      During the fiscal year ended September 30, 2003, we completed the acquisition of two recreational boat dealers. During September 2003, we acquired substantially all of the assets and assumed certain liabilities of Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc., a privately held boat dealership with locations in Ft. Walton Beach and Pensacola, Florida and Gulf Shores, Alabama, for approximately $2.3 million in cash, including acquisition costs. During June 2003, we acquired substantially all of the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. These acquisitions were accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 2002, we completed the acquisition of two recreational boat dealers. During April 2002, we acquired the net assets, including the owned sales and marina facilities, and assumed certain liabilities of Gulfwind Marine Partners, Inc. and affiliates, a privately held boat dealership with locations in Sarasota, Venice, and Cape Haze, Florida, for approximately $16.0 million in cash. During July 2002, we acquired substantially all of the assets and assumed certain liabilities of Seaside Marine, Inc., a privately held boat dealership in San Diego, California, for approximately $100,000 in cash, including acquisition costs. These acquisitions were accounted for under the purchase method of accounting.

      During the fiscal year ended September 30, 2001, we completed the acquisition of a full-service yacht repair facility. We acquired the net assets, including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. The acquisition was accounted for under the purchase method of accounting.

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

Application of Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Revenue Recognition

      We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing are recognized when the related boat sales are recognized. Marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

Vendor Consideration Received

      In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted.

      In March 2003, the EITF revised certain provisions of its previously reached conclusions on EITF 02-16 and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather it requires prospective application for new agreements or modifications of existing agreements entered into subsequent to December 31, 2002. We determined that EITF 02-16 impacts our accounting for certain consideration received from vendors beginning July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. We adopted EITF 02-16 prospectively for fiscal 2003 during the quarter ended December 31, 2002. Had we adopted EITF 02-16 at the beginning of fiscal 2001, the amount of interest assistance that would have been offset to cost of sales instead of netted against interest expense would have been approximately $4.4 million, $4.0 million, and $2.9 million in fiscal 2001, 2002, and 2003, respectively.

Inventories

      New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.

Valuation of Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our only identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually.

      SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption of the statement. In addition to the initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets. We have also completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amounted to $4.5 million and $48.6 million, respectively, as of September 30, 2003.

      For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,

	2001		2002		2003

	(Amounts in thousands)
Revenue	$504,071	100.0%	$540,716	100.0%	$607,501	100.0%
Cost of sales	383,984	76.2%	416,137	77.0%	459,729	75.7%

Gross profit	120,087	23.8%	124,579	23.0%	147,772	24.3%
Selling, general, and administrative expenses	92,734	18.4%	95,567	17.7%	113,299	18.7%

Income from operations	27,353	5.4%	29,012	5.3%	34,473	5.7%
Interest expense, net	2,396	0.4%	1,264	0.2%	2,471	0.4%

Income before tax provision	24,957	5.0%	27,748	5.1%	32,002	5.3%
Income tax provision	9,608	1.9%	10,683	2.0%	12,321	2.0%

Net income	$15,349	3.0%	$17,065	3.1%	$19,681	3.2%

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

      Revenue. Revenue increased $66.8 million, or 12.4%, to $607.5 million for the fiscal year ended September 30, 2003 from $540.7 million for the fiscal year ended September 30, 2002. Of this increase, $35.8 million was attributable to stores not eligible for inclusion in the comparable-store base and $31.0 million was attributable to a 6% growth in comparable-store sales in fiscal 2003. The increase in comparable-store sales in fiscal 2003 resulted primarily from the timing of certain yacht sales, revenue from our new product lines, and increased sales of our finance and insurance, parts, and service products.

      Gross Profit. Gross profit increased $23.2 million, or 18.6%, to $147.8 million for the fiscal year ended September 30, 2003 from $124.6 million for the fiscal year ended September 30, 2002. Gross profit margin as a percentage of revenue increased to 24.3% in fiscal 2003 from 23.0% in fiscal 2002. This increase was primarily attributable to an increase in finance and insurance, parts and service revenue, which generally yield higher gross margins than boat sales. In addition, less margin pressure on smaller boats also contributed to the gross profit increase. This increase was partially offset by an increase in sales of larger boats, which historically carry lower gross profits.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $17.7 million, or 18.6%, to $113.3 million for the fiscal year ended September 30, 2003 from $95.6 million for the fiscal year ended September 30, 2002. Selling, general, and administrative expenses as a percentage of revenue increased to 18.7% in fiscal 2003 from 17.7% in fiscal 2002. The increase in selling, general, and administrative expenses as a percentage of revenue is attributable to additional costs associated with marketing and an increased level of operations compared to that of the prior year.

      Interest Expense, Net. Interest expense, net increased $1.2 million, or 95.5%, to $2.5 million for the fiscal year ended September 30, 2003 from $1.3 million for fiscal year ended September 30, 2002. Interest expense, net as a percentage of revenue, increased to 0.4% in fiscal 2003 from 0.2% in fiscal 2002. The increase in total interest charges was the result of increased long-term borrowings associated with mortgages on facilities and equipment and the implementation of EITF 02-16, partially offset by a more favorable interest rate environment.

      Income Tax Provision. Income taxes increased $1.6 million, or 15.3%, to $12.3 million for the fiscal year ended September 30, 2003 from $10.7 million for fiscal year ended September 30, 2002. Our effective tax rate remained constant at 38.5% in fiscal 2003 and fiscal 2002.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

      Revenue. Revenue increased $36.6 million, or 7.2%, to $540.7 million for the fiscal year ended September 30, 2002 from $504.1 million for the fiscal year ended September 30, 2001. Of this increase, $23.1 million was attributable to stores not eligible for inclusion in the comparable-store base and $13.5 million was attributable to 3% growth in comparable-store sales in fiscal 2002. We believe the increase in comparable-store sales in fiscal 2002 resulted primarily from our focus on our core retailing strategies of customer service and delivering a family-oriented boating experience.

      Gross Profit. Gross profit increased $4.5 million, or 3.7%, to $124.6 million for the fiscal year ended September 30, 2002 from $120.1 million for the fiscal year ended September 30, 2001. Gross profit margin as a percentage of revenue decreased to 23.0% in fiscal 2002 from 23.8% in fiscal 2001. The decrease was attributable to a proportionate increase in sales of larger boats, which historically carry lower gross profits and downward pressure on the selling price of our boats due to softer economic and market conditions. This decline was partially offset by an increase in parts and service revenue and commissions/marketing fees received on certain finance and insurance products, which generally yield higher gross margins than boat sales.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.8 million, or 3.1%, to $95.6 million for the fiscal year ended September 30, 2002 from $92.7 million for the fiscal year ended September 30, 2001. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.7% in fiscal 2002 from 18.4% in fiscal 2001. The decrease in selling, general, and administrative expenses as a percentage of revenue is attributable to our cost-containment initiatives, including workforce reductions, resulting in a stronger leveraging of our operating structure and approximately $1.0 million from the elimination of goodwill amortization, which represents the impact of adopting SFAS 142, partially offset by the acquisition of Gulfwind Marine, which currently operates at a lower operating margin than the rest of our company.

      Interest Expense, Net. Interest expense, net decreased $1.1 million, or 47.2%, to $1.3 million for the fiscal year ended September 30, 2002 from $2.4 million for fiscal year ended September 30, 2001. Interest expense, net as a percentage of revenue, decreased to 0.2% in fiscal 2002 from 0.5% in fiscal 2001. The decrease in total interest charges was the result of a more favorable interest rate environment, partially offset by an increase in long-term borrowings or mortgages placed on new and acquired facilities.

      Income Tax Provision. Income taxes increased $1.1 million, or 11.2%, to $10.7 million for the fiscal year ended September 30, 2002 from $9.6 million for fiscal year ended September 30, 2001. Our effective tax rate remained constant at 38.5% in fiscal 2002 and fiscal 2001.

Quarterly Data and Seasonality

      The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

      The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002	2002	2003	2003	2003

	(Amounts in thousands except share and per share data)
Revenue	$100,585	$133,794	$170,595	$135,742	$97,975	$159,063	$187,173	$163,290
Cost of sales	80,870	106,233	130,466	98,568	74,320	124,822	143,469	117,118

Gross profit	19,715	27,561	40,129	37,174	23,655	34,241	43,704	46,172
Selling, general, and administrative expenses	19,803	21,852	27,126	26,786	23,802	27,370	29,278	32,849

Income (loss) from operations	(88)	5,709	13,003	10,388	(147)	6,871	14,426	13,323
Interest expense, Net	167	264	478	355	633	216	683	939

Income (loss) before tax provision	(255)	5,445	12,525	10,033	(780)	6,655	13,743	12,384
Tax provision (benefit)	(97)	2,096	4,822	3,862	(300)	2,562	5,291	4,768

Net income (loss)	$(158)	$3,349	$7,703	$6,171	$(480)	$4,093	$8,452	$7,616

Net income (loss) per share:
Diluted	$(0.01)	$0.22	$0.49	$0.40	$(0.03)	$0.26	$0.54	$0.48

Weighted average number of shares:
Diluted	15,246,459	15,253,479	15,780,582	15,588,763	15,537,053	15,541,897	15,656,203	15,950,257

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

      For the fiscal years ended September 30, 2001, 2002, and 2003, we generated cash flows from operating activities of approximately $9.6 million, $4.2 million, and $27.1 million, respectively. In addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing.

      For the fiscal years ended September 30, 2001, 2002, and 2003, cash flows used in investing activities were approximately $14.4 million, $22.3 million, and $19.4 million, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions and to purchase property and equipment associated with opening new or improving existing retail facilities.

      For the fiscal years ended September 30, 2001 and 2002, cash flows provided by financing activities approximated $2.2 million and $12.4 million, respectively. For the fiscal year ended September 30, 2003, cash flows used in financing activities approximated $1.5 million. For the fiscal years ended September 30, 2001 and 2002, cash flows provided by financing activities reflect the proceeds from borrowing on long-term debt and mortgages, which was partially offset by the repayment of long-term debt. For the fiscal year ended September 30, 2003, cash used in financing activities was primarily attributable to repayments on long-term debt.

      As of September 30, 2003, our indebtedness totaled approximately $119.3 million, of which approximately $22.3 million was associated with our real estate holdings and $97.0 million was associated with financing our inventory and working capital needs.

      In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaces four separate line of credit facilities. In November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the credit facility. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities.

      During the fiscal years ended September 30, 2001, 2002, and 2003, we completed the acquisition of five marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $27.3 million in cash, including acquisition costs.

      Except as specified in this “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” and in our consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

Contractual Commitments and Commercial Commitments

      The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2003:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total

	(Amounts in thousands)
2004	$97,000	$2,344	$5,929	$105,273
2005	—	2,453	4,283	6,736
2006	—	2,567	3,667	6,234
2007	—	2,579	3,421	6,000
2008	—	2,509	2,531	5,040
Thereafter		9,891	1,142	11,033

Total	$97,000	$22,343	$20,973	$140,316

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      At September 30, 2003, approximately 88% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At September 30, 2003, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $1.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by management to reduce the outstanding balances due to the hypothetical interest rate increase.

Item 8.	Financial Statements and Supplementary Data

      Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statement, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

      Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

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

      (b) Reports on Form 8-K

Current Report on Form 8-K dated July 24, 2003, indicated in Item 9, the press release issued by MarineMax, Inc. dated July 24, 2003, reporting the financial results of its third quarter of fiscal 2003 and its year-to-date results.

      (c) Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(7)
3.2		Amended and Restated Bylaws of the Registrant(7)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(7)
4.1		Specimen of Common Stock Certificate(7)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(3)
10	.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10	.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10	.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10	.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10	.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10	.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)
10	.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10	.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10	.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10	.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10	.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10	.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)

Exhibit
Number		Exhibit

10	.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10	.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10	.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10	.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10	.3(f)	Employment Agreement between Registrant and William H. McGill Jr.(9)
10	.3(g)	Employment Agreement between Registrant and Michael H. McLamb(9)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(8)
10.5		1998 Employee Stock Purchase Plan(1)
10.6		Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7		Letter of Intent between Registrant and Stovall(1)
10.8		Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9		Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)
10.10		Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.11		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12		Form of Sea Ray Sales and Service Agreement(1)
10.17		Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(8)
21		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
23.2		Notice regarding consent of Arthur Andersen LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ WILLIAM H. MCGILL JR.

WILLIAM H. MCGILL JR.
Chairman of the Board, President, and Chief Executive Officer

Date: December 29, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 29, 2003

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 29, 2003

/s/ ROBERT D. BASHAM Robert D. Basham	Director	December 29, 2003

/s/ GERALD M. BENSTOCK Gerald M. Benstock	Director	December 29, 2003

/s/ JOHN B. FURMAN John B. Furman	Director	December 29, 2003

/s/ ROBERT S. KANT Robert S. Kant	Director	December 29, 2003

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 29, 2003

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

MarineMax, Inc.

      We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of MarineMax, Inc. for the year ended September 30, 2001 were audited by other auditors who have ceased operations and whose report dated October 18, 2001, expressed an unqualified opinion on those statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed above, the financial statements of MarineMax, Inc. and subsidiaries for the year ended September 30, 2001, were audited by other auditors who have ceased operations. As described in Note 7, the 2001 financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2001. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in that period related to goodwill that is no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 7 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Tampa, Florida,

October 17, 2003

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

ARTHUR ANDERSEN LLP

Tampa, Florida,

October 18, 2001

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,323	$10,508
Accounts receivable, net	14,268	21,757
Inventories, net	164,121	165,382
Prepaids and other current assets	3,613	4,127
Current deferred tax asset	213	1,528

Total current assets	186,538	203,302
Property and equipment, net	64,016	71,899
Goodwill and other intangible assets, net	49,589	53,144
Other long-term assets	1,003	810

Total assets	$301,146	$329,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,283	$12,402
Customer deposits	9,149	9,924
Accrued expenses	15,772	14,629
Short-term borrowings	95,000	97,000
Current maturities of long-term debt	1,908	2,344

Total current liabilities	131,112	136,299
Other liabilities	502	—
Deferred tax liabilities	4,485	6,801
Long-term debt, net of current maturities	19,857	19,999

Total liabilities	155,956	163,099
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2002 and 2003.	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 15,285,704 and 15,401,686 shares issued and outstanding at September 30, 2002 and 2003, respectively	15	15
Additional paid-in capital	64,037	65,235
Retained earnings	81,156	100,806
Treasury stock, at cost, 2,349 shares held at September 30, 2002	(18)	—

Total stockholders’ equity	145,190	166,056

Total liabilities and stockholders’ equity	$301,146	$329,155

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2001	2002	2003

Revenue	$504,071	$540,716	$607,501
Cost of sales	383,984	416,137	459,729

Gross profit	120,087	124,579	147,772
Selling, general, and administrative expenses	92,734	95,567	113,299

Income from operations	27,353	29,012	34,473
Interest expense, net	2,396	1,264	2,471

Income before income taxes	24,957	27,748	32,002
Income tax provision	9,608	10,683	12,321

Net income	$15,349	$17,065	$19,681

Basic net income per common share	$1.01	$1.12	$1.28

Diluted net income per common share	$1.01	$1.10	$1.26

Weighted average number of common shares used in computing net income per common share:
Basic	15,220,322	15,270,827	15,337,873

Diluted	15,238,719	15,540,973	15,671,470

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

	Common Stock		Additional			Total
			Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2000	15,221,780	$15	$63,572	$48,753	$—	$112,340

Net income	—	—	—	15,349	—	15,349
Purchase of treasury stock	(81,413)	—	—	—	(501)	(501)
Issuance of treasury stock	25,668	—	5	(11)	157	151
Issuance of common stock	55,343	—	354	—	—	354

BALANCE, September 30, 2001	15,221,378	15	63,931	64,091	(344)	127,693

Net income	—	—	—	17,065	—	17,065
Issuance of treasury stock	53,396	—	(5)	—	326	321
Issuance of common stock	10,930	—	111	—	—	111

BALANCE, September 30, 2002	15,285,704	15	64,037	81,156	(18)	145,190

Net income	—	—	—	19,681	—	19,681
Purchase of treasury stock	(15,000)	—	—	—	(134)	(134)
Issuance of treasury stock	17,349	—	—	(31)	152	121
Issuance of common stock	113,633	—	1,198	—	—	1,198

BALANCE, September 30, 2003	15,401,686	$15	$65,235	$100,806	$—	$166,056

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,349	$17,065	$19,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,984	3,614	4,440
Deferred income tax provision	1,092	1,570	1,001
Gain on sale of property and equipment	(30)	(70)	(29)
Other	144	80	275
(Increase) decrease in —
Accounts receivable	6,231	(290)	(7,356)
Inventories	(32,879)	3,531	8,309
Prepaids and other assets	1,802	(2,318)	148
Increase (decrease) in —
Accounts payable	(945)	(1,681)	3,025
Customer deposits	(8,821)	1,967	732
Accrued expenses and other liabilities	(2,194)	(364)	(1,897)
Short-term borrowings	25,900	(18,942)	(1,186)

Net cash provided by operating activities	9,633	4,162	27,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(5,585)	(15,022)	(10,716)
Purchases of property and equipment	(8,940)	(7,516)	(8,988)
Proceeds from sale of property and equipment	86	287	258

Net cash used in investing activities	(14,439)	(22,251)	(19,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	361	352	1,044
Borrowings on long-term debt	3,186	13,100	—
Repayments on long-term debt	(826)	(1,037)	(2,422)
Purchase of treasury stock	(501)	—	(134)

Net cash provided by (used in) financing activities	2,220	12,415	(1,512)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(2,586)	(5,674)	6,185
CASH AND CASH EQUIVALENTS, beginning of period	12,583	9,997	4,323

CASH AND CASH EQUIVALENTS, end of period	$9,997	$4,323	$10,508

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumption of debt (primarily inventory financing) in conjunction with businesses acquired and the purchase of property and equipment	$—	$17,005	$3,000

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background and Basis of Presentation

      We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of September 30, 2003, we operated through 65 retail locations in 15 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

      We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats (including Hatteras Yachts, which Brunswick acquired in November 2001) accounted for approximately 70%, 65%, and 65% of our revenue in fiscal 2001, 2002, and 2003, respectively. We believe we represented approximately 10% of all Brunswick marine product sales during the same periods.

      We have entered into dealership agreements with Sea Ray, Boston Whaler, Meridian, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. These agreements allow us to purchase, stock, sell, and service Brunswick boats and products. These agreements also allow us to use Brunswick’s names, trade symbols, and intellectual properties in our operations.

      Each of our operating dealership subsidiaries that carry the Sea Ray product line is a party to a multi-year dealer agreement with Brunswick covering Sea Ray products, expiring beginning in 2008, and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet.

      As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a loss of revenue, which would affect operating results adversely.

      The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2.	Acquisitions

      We have significantly expanded our operations through the acquisition of 20 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the years ending September 30, 2001, 2002, and 2003.

      In January 2001, we acquired the net assets of Associated Marine Technologies, Inc. (Associated), including the assumption of certain liabilities and related property and buildings, for approximately $5.6 million in cash, including acquisition costs. Associated operates a full-service yacht repair facility near

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ft. Lauderdale, Florida. The acquisition allows us to better serve our Hatteras and yacht customers. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $2.3 million in goodwill. Associated has been included in our consolidated financial statements since the date of acquisition.

      In April 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind), including related property and buildings, for approximately $16.0 million in cash, including acquisition costs, and assumed certain liabilities. Gulfwind operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. Gulfwind generated approximately $60.0 million of revenue in its last completed fiscal year prior to the acquisition, and the acquisition expanded our ability to serve consumers in the west Florida boating community. The acquisition was accounted for under the purchase method of accounting, which based on our initial valuation resulted in the recognition of approximately $6.2 million in goodwill, including acquisition costs, and approximately $3.3 million in indefinite-lived intangible assets (primarily dealer agreements). Gulfwind has been included in our consolidated financial statements since the date of acquisition.

      In July 2002, we purchased inventory and certain equipment from the previous San Diego-based Sea Ray dealer (San Diego) for approximately $100,000 in cash, including acquisition costs, and assumed certain liabilities. The acquisition was accounted for under the purchase method of accounting, which based on our initial valuation resulted in the recognition of approximately $100,000 in goodwill, including acquisition costs. This purchase enhanced our ability to serve consumers in the western United States. San Diego has been included in our consolidated financial statements since the date of acquisition.

      In June 2003, we acquired substantially all the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The acquisition was accounted for under the purchase method of accounting, which based on our initial valuation resulted in the recognition of approximately $1.7 million in goodwill, including acquisition costs, and approximately $900,000 in indefinite-lived intangible assets (primarily dealer agreements). The acquisition expands our ability to serve consumers in the western United States boating community. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Sundance Marine has been included in our condensed consolidated financial statements since the date of acquisition.

      In September 2003, we acquired substantially all of the assets and assumed certain liabilities of Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc., a privately held boat dealership with locations in Ft. Walton Beach and Pensacola, Florida and Gulf Shores, Alabama, for approximately $2.3 million in cash, including acquisition costs. The acquisition was accounted for under the purchase method of accounting, which based on our initial valuation resulted in the recognition of approximately $600,000 in goodwill, including acquisition costs, and approximately $300,000 in indefinite-lived intangible assets (primarily dealer agreements). The acquisition expands our ability to serve consumers in the Alabama and Florida panhandle boating communities. Killinger Marine has been included in our condensed consolidated financial statements since the date of acquisition.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our unaudited pro forma consolidated results of operations, assuming all significant fiscal 2002 acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented, are as follows for the fiscal years ended September 30, 2001 and 2002:

	2001	2002

	(Unaudited)
	(Amounts in thousands
	except earnings per
	share)
Revenue	$567,402	$566,036
Net income	$16,400	$17,134
Basic earnings per share	$1.08	$1.12
Diluted earnings per share	$1.08	$1.10

      Pro forma results of operations have not been presented with respect to any of the fiscal 2001 or 2003 acquisitions, as the effects of those acquisitions were not significant on either an individual or an aggregate basis in the related acquisition year.

3.     Significant Accounting Policies

Statements of Cash Flows

      For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      We made interest payments of approximately $2.4 million, $1.3 million, and $2.5 million for the fiscal years ended September 30, 2001, 2002, and 2003, respectively, including interest on debt to finance our real estate holdings and new boat inventory, net of interest assistance provided by manufacturers during fiscal 2001 and 2002, and through the third quarter of fiscal 2003. During the fourth quarter of fiscal 2003, we accounted for interest assistance provided by manufacturers in accordance with EITF 02-16, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

      We made income tax payments of approximately $8.1 million, $7.5 million, and $9.1 million for the fiscal years ended September 30, 2001, 2002, and 2003, respectively.

Inventories

      New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Based on the agings of the inventories and our consideration of current market trends, we maintain a valuation allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2002 or 2003.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are recorded at cost, net of accumulated depreciation, and are depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

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

Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our only identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually.

      SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption of the statement. In addition to the initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets. We have also completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and amortized over 40 years on a straight-line basis. No identifiable intangible assets were recognized. For the fiscal year ended September 30, 2001, goodwill amortization expense was approximately $1.0 million. There was no amortization expense for the fiscal years ended September 30, 2002 and 2003. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2002 and 2003.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets in connection with SFAS 144.

Customer Deposits

      Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue upon delivery of the related boats to customers.

Revenue Recognition

      We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sale is recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2002 or 2003, is based on our experience with repayments or defaults on the related finance or insurance contracts.

      We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2002 or 2003, is based upon our experience with repayments or defaults on the service contracts.

Stock-Based Compensation

      We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation cost has been recognized in these financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. In March 2003, we adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transitions and

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure” (SFAS 148). Under SFAS 148, the pro forma disclosures of stock-based compensation, as if the fair value method had been used, are required in both annual and interim financial statements.

      Had compensation cost been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported would have been the following for the fiscal years ended September 30, 2001, 2002, and 2003:

	2001	2002	2003

	(Amounts in thousands except
	earnings per share)
Net income as reported	$15,349	$17,065	$19,681
Compensation cost, net of related tax effects	$2,186	$691	$1,103

Pro forma net income	$13,163	$16,374	$18,578

Diluted earnings per share:
As reported	$1.01	$1.10	$1.26

Pro forma	$0.86	$1.05	$1.21

      See Note 12 — “Stock Option and Purchase Plans” for further discussion and assumptions used to calculate the above pro forma information.

Advertising and Promotional Costs

      Advertising and promotional costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Total advertising and promotional expenses, net of related co-op assistance, approximated $4.9 million, $7.0 million and $8.3 million for the fiscal years ended September 30, 2001, 2002, and 2003, respectively.

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

New Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. The consensus, which was modified in March 2003, revised certain provisions of its previously reached conclusions and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather it requires prospective application for new agreements or modifications to existing agreements entered into subsequent to December 31, 2002. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. We adopted EITF 02-16 during the quarter ended December 31, 2002. We determined that EITF 02-16 impacts our accounting for certain consideration received from vendors beginning July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. The adoption of this standard did not have a material impact on our consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance for determining the unit(s) of accounting in arrangements that include multiple products, services, and/or rights to use assets. The consensus, which was modified in May 2003 to clarify the scope of EITF 00-21 and its interaction with other authoritative literature, is applicable to arrangements entered into for reporting periods beginning after June 15, 2003. The adoption of this standard did not have any effect on our consolidated financial statements.

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148’s amendment for the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. SFAS 148’s amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. We adopted SFAS 148 in the quarter ended March 31, 2003.

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. We do not expect the issuance of FIN 46 to have a material impact on our consolidated financial statements.

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 in the quarter ended June 30, 2003, which resulted in no impact on our consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The carrying amount of our financial instruments approximates fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of goodwill and intangible assets, and valuation of long-lived assets. Actual results could differ from those estimates.

4. Accounts Receivable

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

      The allowance for uncollectible receivables, which was not material to the consolidated financial statements taken as a whole as of September 30, 2002 or 2003, is based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. We review the allowance for uncollectible receivables when a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

      The accounts receivable balances consisted of the following as of September 30, 2002 and 2003:

	2002	2003

	(Amounts in thousands)
Trade receivables	$9,036	$14,453
Amounts due from manufacturers	4,590	6,234
Other receivables	642	1,070

	$14,268	$21,757

5. Inventories

      Inventories consisted of the following as of September 30, 2002 and 2003:

	2002	2003

	(Amounts in thousands)
New boats, motors and trailers	$137,924	$134,200
Used boats, motors and trailers	21,980	26,661
Parts, accessories and other	4,217	4,521

	$164,121	$165,382

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property and Equipment

      Property and equipment consisted of the following as of September 30, 2002 and 2003:

	2002	2003

	(Amounts in thousands)
Land	$19,763	$22,174
Buildings and improvements	40,123	43,302
Machinery and equipment	10,637	15,083
Furniture and fixtures	7,277	8,654
Vehicles	3,373	3,814

	81,173	93,027
Less — Accumulated depreciation	(17,157)	(21,128)

	$64,016	$71,899

7. Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our only identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually.

      SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early adopt SFAS 142 in fiscal 2002. SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption of the statement. In addition to the initial assessment, we assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets. We have also completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amounts of identifiable intangible assets and net goodwill, based on our initial valuations, for the fiscal years ended September 30, 2002 and 2003, were as follows:

	Dealer
	Agreement
	Intangibles	Goodwill

	(Amounts in thousands)
Balance, September 30, 2001	$—	$39,992
Additions through acquisitions during the period	3,276	6,321

Balance, September 30, 2002	$3,276	$46,313
Additions through acquisitions during the period	1,229	2,326

Balance, September 30, 2003	$4,505	$48,639

      The following presents the reduction of goodwill amortization, net of related tax effects, due to the adoption of SFAS 142 in fiscal 2002 on the results of operations for the fiscal year ended September 30, 2001 (amounts in thousands except share data and earnings per share):

Net income as reported	$15,349
Goodwill amortization adjusted for income taxes	699

Adjusted net income	$16,048

Diluted earnings per share:
Net income per common share	$1.01
Goodwill amortization	.04

Adjusted net income per common share	$1.05

Weighted average common shares outstanding	15,238,719

Basic earnings per share:
Net income per common share	$1.01
Goodwill amortization	.04

Adjusted net income per common share	$1.05

Weighted average common shares outstanding	15,220,322

8. Short-Term Borrowings

      In December 2001, we entered into a revolving credit facility with four finance institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility has a three-year term, with two one-year renewal options. During November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as defined in the credit facility. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of September 30, 2003, we were in compliance with all of the financial covenants.

      Short-term borrowings as of September 30, 2002 and 2003 were $95.0 million and $97.0 million, respectively. The additional available borrowings under the Facilities at September 30, 2003 were approxi-

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mately $72.9 million. At September 30, 2003, the interest rate on the outstanding borrowings was 2.9%. Generally, our short-term borrowings are collateralized by certain accounts receivable and inventories.

      As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We adopted EITF 02-16 during the quarter ended December 31, 2002, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Note 3 — “Significant Accounting Policies — New Accounting Pronouncements” for further discussion of the adoption of this standard.

9. Long-Term Debt

      Long-term debt consisted of the following as of September 30, 2002 and 2003:

	2002	2003

	(Amounts in thousands)
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $3,500 to $59,700, bearing interest at rates ranging from 3.06% to 7.75%, maturing February 2006 through December 2012, collateralized by machinery and equipment	$21,467	$22,321
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $1,000 to $2,200, bearing interest at a rates ranging from 7.90% to 9.79%, maturing June 2006 through March 2010, collateralized by certain vehicles and machinery and equipment	298	22

	21,765	22,343
Less — Current maturities	(1,908)	(2,344)

	$19,857	$19,999

      The aggregate maturities of long-term debt were as follows at September 30, 2003:

Year Ending September 30,	Amount

2004	$2,344
2005	2,453
2006	2,567
2007	2,579
2008	2,509
Thereafter	9,891

Total	$22,343

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income Taxes

      The components of our provision for income taxes consisted of the following for the fiscal years ended September 30, 2001, 2002, and 2003:

	2001	2002	2003

	(Amounts in thousands)
Current provision:
Federal	$7,737	$8,243	$10,074
State	779	870	1,246

Total current provision	8,516	9,113	11,320

Deferred provision:
Federal	$993	$1,427	$910
State	99	143	91

Total deferred provision	1,092	1,570	1,001

Total income tax provision	$9,608	$10,683	$12,321

      Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30, 2001, 2002, and 2003:

	2001	2002	2003

Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.0%	3.3%	3.5%
Other	0.5%	0.2%	0.0%

Effective tax rate	38.5%	38.5%	38.5%

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes as of September 30, 2002 and 2003, were as follows:

	2002	2003

	(Amounts in thousands)
Current deferred tax assets (liabilities):
Inventories	$(701)	$(38)
Accrued expenses	632	1,363
Other	282	203

Net current deferred tax assets (liabilities)	$213	$1,528

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(4,754)	$(7,067)
Other	269	266

Net long-term deferred tax liabilities	$(4,485)	$(6,801)

      As of September 30, 2003, we estimated that it is more likely than not that we will recognize the benefit of our deferred tax assets and, accordingly, no valuation allowance has been recorded.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stockholders’ Equity

      In November 2000, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 300,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of September 30, 2003, we purchased an aggregate of 96,413 shares of common stock under the plan for an aggregate purchase price of $635,000. As of September 30, 2003, 89,611 and 6,802 of those repurchased shares have been reissued in conjunction with our Employee Stock Purchase Plan and our Incentive Stock Plan.

12.     Stock Option and Purchase Plans

      On April 5, 1998 and April 30, 1998, respectively, the Board of Directors adopted and the stockholders approved the following stock plans:

      1998 Incentive Stock Plan (the Incentive Stock Plan) — The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. A maximum of the lesser of 4,000,000 shares or 20% of the then outstanding shares of our common stock may be issued under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any time during the life of the Incentive Stock Plan. The date on which options vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator.

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

      The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30, 2001, 2002, and 2003:

	2001	2002	2003

Risk-free interest rate	4.4%	5.4%	5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected life	7.6 years	5.4 years	5.4 years
Volatility	43.6%	38.8%	40.7%

      Using these assumptions, the fair value of the stock options granted as of September 30, 2001, 2002, and 2003 was approximately $7.4 million, $7.5 million, and $11.5 million, respectively, which would be amortized as compensation expense over the vesting period of the options.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our stock option plans for the fiscal years ended September 30, 2001, 2002, and 2003, was as follows:

	2001		2002		2003

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding beginning of year	2,273,539	$11.04	2,273,209	$10.85	2,378,366	$10.55
Granted	327,772	$8.71	356,160	$8.84	395,800	$9.96
Exercised	—	$—	(3,851)	$12.50	(52,705)	$11.85
Forfeited	(328,102)	$10.98	(247,152)	$10.69	(394,872)	$11.24

Outstanding end of year	2,273,209	$10.85	2,378,366	$10.55	2,326,589	$10.30

      The following table summarizes information about outstanding and exercisable stock options at September 30, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
		Contractual Life in	Average Exercise		Average Exercise
Range of Exercise Prices	Options	Years	Price	Options	Price

$7.00 – 9.00	930,676	7.9	$8.28	78,444	$7.94
$9.01 – 11.00	444,010	6.2	$9.74	144,201	$9.89
$11.01 – 13.00	888,463	5.0	$12.43	511,317	$12.42
$13.01 – 15.00	63,440	9.3	$13.98	3,640	$13.75

	2,326,589	6.5	$10.30	737,602	$11.46

      Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.

      Also outstanding at September 30, 2003, were warrants issued in conjunction with the fiscal 1999 Boating World acquisition. The warrants provide the holder the right to buy 40,000 shares of our common stock at $15.00 per share.

13.     Net Income Per Share

      The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30, 2001, 2002, and 2003:

	2001	2002	2003

Weighted average common shares outstanding used in calculating basic earnings per share	15,220,322	15,270,827	15,337,873
Effect of dilutive options	18,397	270,146	333,597

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,238,719	15,540,973	15,671,470

      Options to purchase 1,757,048, 1,136,201, and 860,905 shares of common stock were outstanding as of September 30, 2001, 2002, and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Commitments and Contingencies

Lease Commitments

      We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $6.2 million, $6.5 million, and $7.2 million for the fiscal years ended September 30, 2001, 2002, and 2003, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $800,000 and $367,000 for the fiscal years ended September 30, 2001 and 2003, respectively. There were no rental payments to related parties for the fiscal year ended September 30, 2002.

      The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2003, represent rental payments for buildings to an entity partially owned by an officer of our company. We believe the terms of the transaction are consistent with those that we could obtain from third parties.

      Future minimum lease payments under non-cancelable operating leases at September 30, 2003, were as follows:

Year Ending
September 30,	Amount

2004	$5,929
2005	4,283
2006	3,667
2007	3,421
2008	2,531
Thereafter	1,142

Total	$20,973

Other Commitments and Contingencies

      We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 2003. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

      We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

15.     Employee 401(k) Profit Sharing Plans

      Effective January 1, 2001, we amended the MarineMax, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, subject to a maximum of 5% of each participants’ compensation. We contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $700,000 to approximately $800,000 for the fiscal years ended September 30, 2001, 2002, and 2003.

16.     Preferred Share Purchase Rights

      During September 2001, we adopted a Stockholders’ Rights Plan (the Rights Plan) that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our stockholders. Under the Rights Plan, a dividend of one Preferred Share Purchase Right was issued for each share of common stock held by the stockholders of record as of the close of business on September 7, 2001. Each right entitles stockholders to purchase, at an exercise price of $50 per share, one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock.

      In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer for 15% or more of our common stock is announced or commenced. After any such event, other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors. The rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of the outstanding common stock. The rights expire on August 28, 2011.

      The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

17.     Subsequent Events

      Subsequent to our fiscal year end, we were appointed the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custome Line, and CRN in the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. We also were appointed the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean. The three-year dealer agreement, which can be extended subject to its terms, appoints us as the exclusive dealer for the retail sale, display, and servicing of designated Ferretti Group and Bertram products and repair parts currently or in the future sold by Ferretti Group and Bertram in the designated geographic areas.

      Simultaneous with the exclusive dealer appointments, we acquired our 66th retail location. We acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc., a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $105,000 in cash. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $300,000 in goodwill, including acquisition costs. The acquisition provides us with an established retail location, which sells Ferretti Group and Bertram products in the Southeast Florida boating community. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the location, assuming certain conditions and provisions are met.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(7)
3.2		Amended and Restated Bylaws of the Registrant(7)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(7)
4.1		Specimen of Common Stock Certificate(7)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(3)
10	.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett(1)
10	.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders(1)
10	.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders(1)
10	.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders(1)
10	.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders(1)
10	.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders(1)
10	.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders(1)
10	.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein(2)
10	.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein(2)
10	.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc.(3)
10	.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner(1)
10	.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner(1)
10	.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners(1)
10	.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners(1)
10	.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners(1)
10	.3(e)	Employment Agreement between Registrant and David L. Cochran(4)
10	.3(f)	Employment Agreement between Registrant and William H. McGill Jr.(9)
10	.3(g)	Employment Agreement between Registrant and Michael H. McLamb(9)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(8)
10.5		1998 Employee Stock Purchase Plan(1)
10.6		Settlement Agreement between Brunswick Corporation and Registrant(1)
10.7		Letter of Intent between Registrant and Stovall(1)
10.8		Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998(1)
10.9		Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998(1)

Exhibit
Number	Exhibit

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998(1)
10.12	Form of Sea Ray Sales and Service Agreement(1)
10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(8)
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Notice regarding consent of Arthur Andersen LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.