Form 10-Q
period 2003-12-31
MARINEMAX INC
filed 2004-02-17
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Commission File No. 1-14173

MARINEMAX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3496957 (I.R.S. Employer Identification Number)

18167 U.S. 19 NORTH, SUITE 499

Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)

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

Yes [X]              No [  ]

The number of outstanding shares of the registrant’s Common Stock on January 31, 2004 was 15,480,093.

MARINEMAX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands except share and per share data)

	Three Months Ended December 31,

	2002	2003

Revenue	97,975	156,659
Cost of sales	74,320	121,559

Gross profit	23,655	35,100
Selling, general, and administrative expenses	23,802	30,015

(Loss) income from operations	(147)	5,085
Interest expense	633	1,459

(Loss) income before income taxes	(780)	3,626
Income tax (benefit) provision	(300)	1,396

Net (loss) income	$(480)	$2,230

Basic net (loss) income per common share	$(0.03)	$0.14

Diluted net (loss) income per common share	$(0.03)	$0.14

Weighted average number of common shares used in computing net (loss) income per common share:
Basic	15,308,251	15,444,082

Diluted	15,308,251	16,280,368

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share and per share data)

	September 30,	December 31,
	2003	2003

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,508	$8,760
Accounts receivable, net	21,757	16,331
Inventories, net	165,382	272,984
Prepaids and other current assets	4,127	3,846
Deferred tax assets	1,528	1,551

Total current assets	203,302	303,472
Property and equipment, net	71,899	74,227
Goodwill and other intangible assets, net	53,144	53,409
Other long-term assets	810	897

Total assets	$329,155	$432,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,402	$11,690
Customer deposits	9,924	13,283
Accrued expenses	14,629	14,409
Short-term borrowings	97,000	195,000
Current maturities of long-term debt	2,344	2,371

Total current liabilities	136,299	236,753
Deferred tax liabilities	6,801	7,200
Long-term debt, net of current maturities	19,999	19,395

Total liabilities	163,099	263,348
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2003 and December 31, 2003	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,401,686 and 15,458,356 shares issued and outstanding at September 30, 2003 and December 31, 2003, respectively	15	15
Additional paid-in capital	65,235	65,606
Retained earnings	100,806	103,036

Total stockholders’ equity	166,056	168,657

Total liabilities and stockholders’ equity	$329,155	$432,005

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Three Months Ended
	December 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(480)	$2,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029	1,436
Deferred income tax provision	214	375
Gain on sale of property and equipment	(17)	(13)
Other	40	25
Decrease (increase) in —
Accounts receivable	2,689	5,426
Inventories	(40,187)	(104,237)
Prepaids and other assets	300	248
(Decrease) increase in —
Accounts payable	(2,272)	(711)
Customer deposits	3,913	3,359
Accrued expenses	(2,418)	(220)
Short-term borrowings	42,000	94,519

Net cash provided by operating activities	4,811	2,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	—	(266)
Purchases of property and equipment	(1,727)	(3,703)
Proceeds from sale of property and equipment	172	16

Net cash used in investing activities	(1,555)	(3,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	158	345
Repayments of long-term debt	(477)	(577)

Net cash used in financing activities	(319)	(232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,937	(1,748)
CASH AND CASH EQUIVALENTS, beginning of period	4,323	10,508

CASH AND CASH EQUIVALENTS, end of period	$7,260	$8,760

Supplemental Disclosures of Cash Flow Information:
Cash paid for
Interest	$633	$1,433
Income taxes	$726	$2,551
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	$3,000	$—

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Company Background

     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of December 31, 2003, we operated through 66 retail locations in 15 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 65% of our revenue in fiscal year 2003. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2003 fiscal year. Through operating subsidiaries we are a party to dealer agreements with Brunswick covering Sea Ray products and we are the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights to most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. In October 2003, we were appointed the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. At the same time, we were also appointed the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean.

     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, Ferretti Group, and Bertram, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a loss of revenue, which would affect our operating results adversely.

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

2. Basis of Presentation

     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the consolidated financial statement presentation of the current period. The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3. Acquisitions

     In October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition was accounted for under the purchase method of accounting, which based on our initial valuation resulted in the recognition of approximately $300,000 in goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell Ferretti Group products in the Southeast Florida boating community. The asset purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met. Emarine has been included in our condensed consolidated financial statements since the date of acquisition.

4. Goodwill and Other Intangible Assets

     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142.

     The changes in the carrying amounts of net goodwill and identifiable intangible assets, based on our valuations, for the three months ended December 31, 2003 are as follows (amounts in thousands):

		Dealer
		Agreement
	Goodwill	Intangibles

Balance, September 30, 2003	$50,246	$2,898
Additions during the period	265	—

Balance, December 31, 2003	$50,511	$2,898

5. Short-Term Borrowings

     In December 2001, we entered into a revolving credit facility with four financial institutions that provides us a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us an additional $20 million in traditional floorplan borrowings. The facility has a three-year term, with two one-year renewal options. During November 2002, we exercised the first of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as specified in the credit facility. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The facility requires us to maintain certain financial covenants, including a tangible net worth ratio, among other restrictions. As of December 31, 2003, we were in compliance with all of the financial covenants.

6. Stockholders’ Equity

     During the quarter ended December 31, 2003, we issued a total of 56,670 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

7. Earnings Per Share

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the three months ended December 31, 2002 and 2003:

	2002	2003

Weighted average common shares outstanding used in calculating basic earnings per share	15,308,251	15,444,082
Effect of dilutive options	—	836,286

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,308,251	16,280,368

     Options to purchase 1,366,039 shares of common stock as of December 31, 2002 were not included in the computation of diluted earnings per share because inclusion of the options would have been anti-dilutive based upon the reported net loss. Options to purchase 267,788 shares of common stock as of December 31, 2003 were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

8. Stock-Based Compensation

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation expense has been recognized in these condensed consolidated financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects of compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

     Had compensation expense been determined using the fair value method described in SFAS 123, our net (loss) income and net (loss) income per share, as reported would have been the following for the three months ended December 31, 2002 and 2003 (amounts in thousands except per share data):

	2002	2003

Net (loss) income as reported	$(480)	$2,230
Compensation expense, net of related tax effects	249	297

Pro forma net (loss) income	$(729)	$1,933

Basic earnings per share:
As reported	$(0.03)	$0.14

Pro forma	$(0.05)	$0.13

Diluted earnings per share:
As reported	$(0.03)	$0.14

Pro forma	$(0.05)	$0.12

9. Subsequent Events

     Subsequent to December 31, 2003, we amended and increased our $240 million revolving credit facility. The revised agreement provides us a line of credit facility with asset based borrowing availability of up to $260 million and an additional $20 million in traditional floorplan borrowings. The amended facility has a three-year term, with two one-year renewal options. The amended facility adds an additional lender to the facility and maintains similar terms and conditions of the previous facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed in “Business-Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

General

     We are the largest recreational boat retailer in the United States with fiscal year 2003 revenue exceeding $607 million. Through 66 retail locations in 15 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

     We were incorporated in Delaware in January 1998. We have significantly expanded our operations through the acquisition of 21 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our financial condition and results of operations in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Vendor Consideration Received

     We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. As a result of applying this standard and reviewing our new and existing contracts, interest expense increased by approximately $1.0 million and cost of sales decreased by approximately $1.0 million in the first quarter of our 2004 fiscal year.

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

Valuation of Goodwill and Other Intangible Assets

     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test at June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on June 30, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. Net goodwill and identifiable intangible assets amounted to $50.5 million and $2.9 million, respectively, as of December 31, 2003.

Impairment of Long-Lived Assets

     We review property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets.

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Consolidated Results of Operations

     The following discussion compares the three months ended December 31, 2003 to the three months ended December 31, 2002 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     Revenue. Revenue increased $58.7 million, or 59.9%, to $156.7 million for the three months ended December 31, 2003 from $98.0 million for the three months ended December 31, 2002. Of this increase, $54.8 million was attributable to a 56% growth in comparable-store sales and $3.9 million was attributable to stores not eligible for inclusion in the comparable-store base. The increase in comparable-store sales resulted primarily from an increase in our large boat and yacht sales and revenue from new product lines. Increased sales of used boats, finance, insurance, service, and parts products also contributed to the increase in comparable-store sales.

     Gross Profit. Gross profit increased $11.4 million, or 48.4%, to $35.1 million for the three months ended December 31, 2003 from $23.7 million for the three months ended December 31, 2002. Gross profit as a percentage of revenue decreased to 22.4% in 2003 from 24.1% in 2002. This decrease was primarily attributable to increased sales of larger boats, which historically carry lower gross profits, partially offset by parts and service revenue, which generally yield higher gross profits than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.2 million, or 26.1%, to $30.0 million for the three months ended December 31, 2003 from $23.8 million for the three months ended December 31, 2002. Selling, general, and administrative expenses as a percentage of revenue decreased to 19.2% in 2003 from 24.3% in 2002. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to increased revenue and additional leveraging of our expense structure due to our comparable-store sales increase. This decrease was partially offset by an increased level of operations compared to that of the prior year.

     Interest Expense. Interest expense increased $826,000, or 130.5%, to $1.5 million for the three months ended December 31, 2003 from $633,000 for the three months ended December 31, 2002. Interest expense as a percentage of revenue increased to 0.9% in 2003 from 0.7% in 2002. The primary increase in total interest charges was primarily the result of the impact of EITF 02-16, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Increased borrowings associated with our revolving credit facility also contributed to the increase in total interest charges. This increase was partially offset by a more favorable interest rate environment.

     Income Tax (Benefit) Provision. Income taxes increased $1.7 million to $1.4 million for the three months ended December 31, 2003 from $(300,000) for the three months ended December 31, 2002. Our effective income tax rate remained constant at 38.5%.

Liquidity and Capital Resources

     Our cash needs are primarily for working capital to support operations, including new and used boats and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. These cash needs have historically been financed with cash from operations and borrowings under credit facilities. We depend upon dividends and other payments from our consolidated operating subsidiaries to fund our obligations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds.

     For the three months ended December 31, 2002 and 2003, we generated cash flows from operating activities of approximately $4.8 million and $2.4 million, respectively. For the three months ended December 31, 2002, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing. For the three months ended December 31, 2003, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing.

     For the three months ended December 31, 2002 and 2003, cash used in investing activities was approximately $1.6 million and $4.0 million, respectively. Cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new or improving existing retail facilities.

     For the three months ended December 31, 2002 and 2003, cash used in financing activities was approximately $319,000 and $232,000, respectively. Cash used in financing activities was primarily attributable to repayments on long-term debt.

     As of December 31, 2003, our indebtedness totaled approximately $216.8 million, of which approximately $21.8 million was associated with our real estate holdings and $195.0 million was associated with financing our inventory and working capital needs. At December 31, 2003, our additional available borrowings under the facility were approximately $25.0 million.

     In December 2001, we entered into a revolving credit facility that provides a line of credit with asset-based borrowing availability of up to $220 million. The facility also allows us $20 million in traditional floorplan borrowings. The facility, which has a three-year term with two one-year renewal options, replaces four separate line of credit facilities. In November 2002, we exercised the first of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as specified in the credit facility. Borrowings under the facility are pursuant to a borrowing base formula and are used primarily for working capital and inventory financing. The terms and conditions of the facility are similar to the terms and conditions of the prior separate line of credit facilities. Subsequent to December 31, 2003, we amended and increased our $240 million revolving credit facility. The revised agreement provides us a line of credit facility with asset based borrowing availability of up to $260 million and an additional $20 million in traditional floorplan borrowings. The amended facility has a three-year term, with two one-year renewal options. The amended facility adds an additional lender to the facility and maintains similar terms and conditions of the previous facility.

     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies – Vendor Consideration Received” for further discussion of this standard.

     During the quarter ended December 31, 2003, we issued a total of 56,670 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

     During the quarter ended December 31, 2003, we completed the acquisition of Emarine International, Inc. and Steven Myers, Inc. We acquired substantially all of the assets and assumed or retired certain liabilities, including the outstanding inventory floor plan obligations related to the new boat inventories, for approximately $305,000 in cash, including acquisition costs. The asset purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met.

     Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached condensed consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2003, approximately 94% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At December 31, 2003, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $2.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

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

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on February 5, 2004. The following nominees were elected to our Board of Directors to serve as Class III directors for three-year terms expiring in 2007, or until their successors are elected and qualified, or until their earlier resignation or removal:

Nominee	Votes in Favor	Opposed	Abstained	Broker Non-Vote

Gerald M. Benstock	14,156,556	349,669	—	—
Dean S. Woodman	14,157,006	349,219	—	—

The following directors’ terms of office continued after the 2004 Annual Meeting of Stockholders: Robert D. Basham, John B. Furman, Robert S. Kant, William H. McGill Jr., and Michael H. McLamb.

Additionally, our stockholders ratified the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending September 30, 2004:

Votes in Favor	Opposed	Abstained	Broker Non-Vote

14,472,351	32,900	974	—

ITEM 5. OTHER INFORMATION

               Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

10.17(a)	Amendment dated as of January 30, 2004, to the Credit and Security Agreement dated as of December 18, 2001, among the Registrant and its subsidiaries, as Borrowers, and KeyBank National Association, Bank of America, N.A., Successor by Merger to Banc of America Specialty Finance, Inc., and various other lenders, as Lenders.

10.18	Form of Hatteras Sales and Service Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

1.	Current Report on Form 8-K dated October 23, 2003, indicated in Item 9 of the press release issued by MarineMax, Inc. dated October 23, 2003, reporting the financial results of its fourth quarter and fiscal year ended September 30, 2003.

2.	Current Report on Form 8-K dated October 30, 2003, indicated in Item 5 of the press release issued by MarineMax, Inc. dated October 30, 2003, announcing the sale of its shares of common stock held by a retired executive and former director of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

February 16, 2004	By:	/s/ Michael H. McLamb

Michael H. McLamb Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.17(a)	Amendment dated as of January 30, 2004, to the Credit and Security Agreement dated as of December 18, 2001, among the Registrant and its subsidiaries, as Borrowers, and KeyBank National Association, Bank of America, N.A., Successor by Merger to Banc of America Specialty Finance, Inc., and various other lenders, as Lenders.

10.18	Form of Hatteras Sales and Service Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.