Form 10-Q
period 2004-03-31
MARINEMAX INC
filed 2004-05-17
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File No. 1-14173

MARINEMAX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. 19 NORTH, SUITE 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)

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

Yes  ☒          No  ☐

The number of outstanding shares of the registrant’s Common Stock on April 30, 2004 was 15,659,653.

MARINEMAX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Revenue	$159,063	$203,266	$257,038	$359,925
Cost of sales	124,822	158,110	199,142	279,670

Gross profit	34,241	45,156	57,896	80,255
Selling, general, and administrative expenses	27,370	34,269	51,173	64,285

Income from operations	6,871	10,887	6,723	15,970
Interest expense	216	1,701	848	3,159

Income before income taxes	6,655	9,186	5,875	12,811
Income tax provision	2,562	3,536	2,262	4,932

Net income	$4,093	$5,650	$3,613	$7,879

Basic net income per common share	$0.27	$0.36	$0.24	$0.51

Diluted net income per common share	$0.26	$0.34	$0.23	$0.48

Weighted average number of common shares used in computing net income per common share:
Basic	15,313,218	15,520,381	15,310,707	15,482,023

Diluted	15,541,897	16,728,845	15,539,448	16,504,398

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2003	2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,508	$17,168
Accounts receivable, net	21,757	23,591
Inventories, net	165,382	284,241
Prepaids and other current assets	4,127	2,737
Deferred tax assets	1,528	1,864

Total current assets	203,302	329,601
Property and equipment, net	71,899	75,884
Goodwill and other intangible assets, net	53,144	53,483
Other long-term assets	810	841

Total assets	$329,155	$459,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,402	$49,641
Customer deposits	9,924	14,740
Accrued expenses	14,629	18,778
Short-term borrowings	97,000	172,000
Current maturities of long-term debt	2,344	2,397

Total current liabilities	136,299	257,556
Deferred tax liabilities	6,801	7,550
Long-term debt, net of current maturities	19,999	18,783

Total liabilities	163,099	283,889
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2003 and March 31, 2004	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,401,686 and 15,594,483 shares issued and outstanding at September 30, 2003 and March 31, 2004, respectively	15	16
Additional paid-in capital	65,235	67,219
Retained earnings	100,806	108,685

Total stockholders’ equity	166,056	175,920

Total liabilities and stockholders’ equity	$329,155	$459,809

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
BALANCE, September 30, 2003	15,401,686	$15	$65,235	$100,806	$166,056

Net income	—	—	—	7,879	7,879
Shares issued upon exercise of stock options and under employee stock purchase plan	192,797	1	1,984	—	1,985

BALANCE, March 31, 2004	15,594,483	$16	$67,219	$108,685	$175,920

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Six Months Ended
	March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,613	$7,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198	2,614
Deferred income tax provision	501	413
Gain on sale of property and equipment	(28)	(12)
Other	225	50
(Increase) decrease in —
Accounts receivable, net	(6,085)	(1,834)
Inventories, net	(42,637)	(115,495)
Prepaids and other assets	1,154	1,413
Increase (decrease) in —
Accounts payable	5,230	37,239
Customer deposits	(2,166)	4,816
Accrued expenses	693	4,149
Short-term borrowings	54,000	71,519

Net cash provided by operating activities	16,698	12,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	—	(340)
Purchases of property and equipment	(5,307)	(6,627)
Proceeds from sale of property and equipment	182	104

Net cash used in investing activities	(5,125)	(6,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	157	1,935
Purchases of treasury stock	(134)	—
Repayments of long-term debt	(1,021)	(1,163)

Net cash (used in) provided by financing activities	(998)	772

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,575	6,660
CASH AND CASH EQUIVALENTS, beginning of period	4,323	10,508

CASH AND CASH EQUIVALENTS, end of period	$14,898	$17,168

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	$848	$3,230
Income taxes	$1,234	$4,699
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	$3,000	$—

See accompanying notes to condensed consolidated financial statement

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Background

     We believe we are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of March 31, 2004, we operated through 66 retail locations in 15 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We believe we are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 65% of our revenue in fiscal year 2003. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2003 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In August 2002, we were awarded the Meridian Yacht distribution rights to most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. In October 2003, we were appointed the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. At the same time, we were also appointed the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean.

     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, Ferretti Group, and Bertram, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, such as rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that other suppliers could provide similar boats and products on comparable terms. A change in suppliers, however, could cause a loss of revenue, which would affect our operating results adversely.

     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

2. Basis of Presentation

     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported unaudited condensed consolidated financial statements to conform with the unaudited condensed consolidated financial statement presentation of the current period. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3. Acquisitions

     In October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition was accounted for under the purchase method of accounting, which resulted in the recognition of approximately $300,000 in goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the Southeast Florida boating community . The asset purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met. Emarine has been included in our condensed consolidated financial statements since the date of acquisition.

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

     We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test at July 1, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on July 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142.

     The changes in the carrying amounts of net goodwill and identifiable intangible assets, based on our valuations, for the six months ended March 31, 2004 are as follows (amounts in thousands):

		Dealer
		Agreement
	Goodwill	Intangibles
Balance, September 30, 2003	$50,246	$2,898
Additions during the period	339	—

Balance, March 31, 2004	$50,585	$2,898

5. Short-Term Borrowings

     We have a single credit facility funded by leading financial institutions that provides us with a line of credit with asset based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are pursuant to a borrowing base formula. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as specified in the credit facility. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility has been amended twice since its original date in December 2001. A December 2002 amendment involved the exercise of one of the two one-year renewal options. A January 2004 amendment extended, added a lender, and increased the borrowing availability of the credit facility. The credit facility currently has a term ending December 2006, with two one-year renewal options remaining. As of March 31, 2004, we were in compliance with all of the covenants.

6. Stockholders’ Equity

     We issued a total of 192,797 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the six months ended March 31, 2004. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

7. Earnings Per Share

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Weighed average common shares outstanding used in calculating basic earnings per share	15,313,218	15,520,381	15,310,707	15,482,023
Effect of dilutive options	228,679	1,208,464	228,741	1,022,375

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,541,897	16,728,845	15,539,448	16,504,398

     Options to purchase 1,148,900 and 445 shares of common stock as of March 31, 2003 and March 31, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

8. Stock-Based Compensation

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation expense has been recognized in these unaudited condensed consolidated financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects of compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported would have been the following (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Net income as reported	$4,093	$5,650	$3,613	$7,879
Compensation expense, net of related tax effects	287	341	540	638

Pro forma net income	$3,806	$5,309	$3,073	$7,241

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2004	2003	2004
Basic earnings per share:
As reported	$0.27	$0.36	$0.24	$0.51

Pro forma	$0.25	$0.34	$0.20	$0.47

Diluted earnings per share:
As reported	$0.26	$0.34	$0.23	$0.48

Pro forma	$0.25	$0.32	$0.20	$0.45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

General

     We believe we are the largest recreational boat retailer in the United States with fiscal year 2003 revenue exceeding $607 million. Through 66 retail locations in 15 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht or boat brokerage services.

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

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party companies are recognized at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2003 and March 31, 2004. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our results of operations.

Vendor Consideration Received

     We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Additionally, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses. As a result of applying this standard and reviewing our new and existing contracts, interest expense increased by approximately $1.0 million and $2.5 million during the three and six months ended March 31, 2004, respectively and cost of sales decreased by approximately $400,000 and $600,000 during the three and six months ended March 31, 2004, respectively.

Inventories

     New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventory costs consist of the amount paid to acquire the inventory, the cost of equipment added, reconditioning costs and transportation costs relating to relocating inventory prior to sale. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.

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

     We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test at July 1, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually on July 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in connection with SFAS 142. Net goodwill and identifiable intangible assets amounted to $50.6 million and $2.9 million, respectively, as of March 31, 2004. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our results of operations.

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

Consolidated Results of Operations

     The following discussion compares the three and six months ended March 31, 2003 to the three and six months ended March 31, 2004 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenue. Revenue increased $44.2 million, or 27.8%, to $203.3 million for the three months ended March 31, 2004 from $159.1 million for the three months ended March 31, 2003. Of this increase, $7.1 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and $37.1 million was attributable to a 23.3% growth in comparable-store sales for the three months ended March 31, 2004. The increase in comparable-store sales for the three months ended March 31, 2004, resulted primarily from an increase of approximately $34.6 million in boat sales, including approximately $11.1 million of sales from our new product lines. The increase in boat sales helped generate an increase in sales of our finance, insurance, parts, and service products of approximately $2.5 million.

     Gross Profit. Gross profit increased $11.0 million, or 32.2%, to $45.2 million for the three months ended March 31, 2004 from $34.2 million for the three months ended March 31, 2003. Gross profit as a percentage of revenue increased to 22.2% for the three months ended March 31, 2004 from 21.5% for the three months ended March 31, 2003. This increase was primarily attributable to an increase in smaller, higher margin boat sales and incremental improvements in finance, insurance, parts, and service revenue, which generally yield higher gross profits than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.9 million, or 25.2%, to $34.3 million for the three months ended March 31, 2004 from $27.4 million for the three months ended March 31, 2003. This increase was due to additional expenses incurred by our comparable store locations, associated with the comparable-store sales increase, and incremental selling, general, and administrative expenses associated with acquisitions we completed last year. Selling, general, and administrative expenses as a percentage of revenue decreased to 16.9% for the three months ended March 31, 2004 from 17.2% for the three months ended March 31, 2003. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to additional leveraging of our expense structure due to our comparable-store sales increase.

     Interest Expense. Interest expense increased $1.5 million, or 687.0%, to $1.7 million for the three months ended March 31, 2004 from $216,000 for the three months ended March 31, 2003. Interest expense as a percentage of revenue increased to 0.8% for the three months ended March 31, 2004 from 0.1% for the three months ended March 31, 2003. The increase was primarily the result of the implementation of EITF 02-16, which increased interest expense by approximately $1.0 million. Additionally, increased borrowings associated with our revolving credit facility partially offset by a more favorable interest rate environment, increased interest expense by approximately $500,000.

     Income Tax Provision. Income taxes increased $900,000, or 34.6%, to $3.5 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. Our effective income tax rate remained constant at 38.5%.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     Revenue. Revenue increased $102.9 million, or 40.0%, to $359.9 million for the six months ended March 31, 2004 from $257.0 million for the six months ended March 31, 2003. Of this increase, approximately $11.1 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and approximately $91.8 million was attributable to a 35.7% growth in comparable-store sales for the six months ended March 31, 2004. The increase in comparable-store sales for the six months ended March 31, 2004, resulted primarily from an increase of approximately $87.8 million in boat sales, including approximately $31.2 million of sales from our new product lines and the timing of certain yacht sales, and approximately $4.0 million in increased sales of our finance, insurance, service, and parts products.

     Gross Profit. Gross profit increased $22.4 million, or 38.7%, to $80.3 million for the six months ended March 31, 2004 from $57.9 million for the six months ended March 31, 2003. Gross profit as a percentage of revenue decreased to 22.3% for the six months ended March 31, 2004 from 22.5% for the six months ended March 31, 2003. This decrease as a percentage of sales was primarily attributable to increased sales of larger boats and yachts, which historically yield lower gross profits, partially offset by finance, insurance, parts, and service revenue, which generally yield higher gross profits than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $13.1 million, or 25.6%, to $64.3 million for the six months ended March 31, 2004 from $51.2 million for the six months ended March 31, 2003. This increase was primarily due to additional expenses incurred as a result of the increase in comparable store sales. Additionally, we incurred additional selling, general, and administrative expenses associated with acquisitions we completed last year. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.9% for the six months ended March 31, 2004 from 19.9% for the six months ended March 31, 2003. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to an additional leveraging of our expense structure due to our comparable-store sales increase.

     Interest Expense. Interest expense increased $2.4 million, or 277.4%, to $3.2 million for the six months ended March 31, 2004 from $848,000 for the six months ended March 31, 2003. Interest expense as a percentage of revenue increased to 0.9% for the six months ended March 31, 2004 from 0.3% for the six months ended March 31, 2003. The increase was primarily the result of the implementation of EITF 02-16, which increased interest expense by approximately $1.8 million. Additionally, increased borrowings associated with our revolving credit facility partially offset by a more favorable interest rate environment, increased interest expense by approximately $500,000.

     Income Tax Provision. Income taxes increased $2.6 million, or 113.0%, to $4.9 million for the six months ended March 31, 2004 from $2.3 million for the six months ended March 31, 2003. Our effective income tax rate remained constant at 38.5%.

Liquidity and Capital Resources

     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. This evaluation is also used in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. We depend upon dividends, other payments from our consolidated operating subsidiaries, and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.

     For the six months ended March 31, 2003 and 2004, we generated cash flows from operating activities of approximately $16.7 million and $12.8 million, respectively. For the six months ended March 31, 2003, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing. For the six months ended March 31, 2004, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing on short-term borrowings and an increase in accounts payable due to the timing of certain payments to our manufacturers.

     For the six months ended March 31, 2003 and 2004, cash used in investing activities was approximately $5.1 million and $6.9 million, respectively. For the six months ended March 31, 2003, cash used in investing activities was primarily used to purchase property and equipment associated with opening new or improving existing retail locations. For the six months ended March 31, 2004, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in business acquisitions.

     For the six months ended March 31, 2003, cash used in financing activities was approximately $1.0 million. For the six months ended March 31, 2004, cash provided by financing activities was approximately $772,000. For the six months ended March 31, 2003, cash used in financing activities was primarily attributable to repayments on long-term debt. For the six months ended March 31, 2004, cash provided by financing activities was primarily attributable to proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on long-term debt.

     As of March 31, 2004, our indebtedness totaled approximately $193.2 million, of which approximately $21.2 million was associated with our real estate holdings and $172.0 million was associated with financing our inventory and working capital needs. At March 31, 2004, our additional available borrowings under the facility were approximately $64.9 million.

     We have a single credit facility funded by leading financial institutions that provides us with a line of credit with asset based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are pursuant to a borrowing base formula. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a performance pricing grid, as specified in the credit facility. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility has been amended twice since its original date in December 2001. A December 2002 amendment involved the exercise of one of the two one-year renewal options. A January 2004 amendment extended, added a lender, and increased the borrowing availability of the credit facility. The credit facility currently has a term ending December 2006, with two one-year renewal options remaining. As of March 31, 2004, we were in compliance with all of the covenants.

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

     We issued a total of 192,797 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the six months ended March 31, 2004, in exchange for approximately $2.0 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

     Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached unaudited condensed consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

Impact of Seasonality and Weather on Operations

     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2004, approximately 93% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At March 31, 2004, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $1.8 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

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

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

1.	Current Report on Form 8-K dated January 22, 2004, indicated in Item 12 of the press release issued by MarineMax, Inc. dated January 22, 2004, reporting the financial results of its first quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX INC.

May 17, 2004	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)