Form 10-Q
period 2004-06-30
MARINEMAX INC
filed 2004-08-16
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File No. 1-14173

MARINEMAX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3496957 (I.R.S. Employer Identification Number)

18167 U.S. 19 North, Suite 300 Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)

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

Yes ☒            No ☐

The number of outstanding shares of the registrant’s Common Stock on July 31, 2004 was 15,734,075.

MARINEMAX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue	$187,173	$219,729	$444,211	$578,706
Cost of sales	143,469	164,691	342,611	443,413

Gross profit	43,704	55,038	101,600	135,293
Selling, general, and administrative expenses	29,278	36,602	80,451	100,886

Income from operations	14,426	18,436	21,149	34,407
Interest expense	683	1,706	1,531	4,865

Income before income taxes	13,743	16,730	19,618	29,542
Income tax provision	5,291	6,324	7,553	11,257

Net income	$8,452	$10,406	$12,065	$18,285

Basic net income per common share	$0.55	$0.66	$0.79	$1.18

Diluted net income per common share	$0.54	$0.61	$0.77	$1.10

Weighted average number of common shares used in computing net income per common share:
Basic	15,344,068	15,658,896	15,321,827	15,540,765

Diluted	15,656,203	16,937,505	15,578,372	16,648,441

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2003	2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,508	$15,383
Accounts receivable, net	21,757	26,549
Inventories, net	165,382	257,007
Prepaids and other current assets	4,127	5,849
Deferred tax assets	1,528	1,912

Total current assets	203,302	306,700
Property and equipment, net	71,899	84,666
Goodwill and other intangible assets, net	53,144	55,859
Other long-term assets	810	818

Total assets	$329,155	$448,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,402	$42,911
Customer deposits	9,924	16,213
Accrued expenses	14,629	18,015
Short-term borrowings	97,000	154,500
Current maturities of long-term debt	2,344	2,425

Total current liabilities	136,299	234,064
Deferred tax liabilities	6,801	7,907
Long-term debt, net of current maturities	19,999	18,164

Total liabilities	163,099	260,135
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2003 and June 30, 2004	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,401,686 and 15,732,741 shares issued and outstanding at September 30, 2003 and June 30, 2004, respectively	15	16
Additional paid-in capital	65,235	68,807
Retained earnings	100,806	119,085

Total stockholders’ equity	166,056	187,908

Total liabilities and stockholders’ equity	$329,155	$448,403

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited amounts in thousands, except share data)

	Common Stock		Additional			Total
			Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2003	15,401,686	$15	$65,235	$100,806	$—	$166,056

Net income	—	—	—	18,285	—	18,285
Purchase of treasury stock	(2,000)	—	—		(60)	(60)
Issuance of treasury stock	2,000	—	—	(6)	60	54
Shares issued upon exercise of stock options and under employee stock purchase plan	331,055	1	3,572	—	—	3,573

BALANCE, June 30, 2004	15,732,741	$16	$68,807	$119,085	$—	$187,908

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Nine Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,065	$18,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,260	3,833
Deferred income tax provision	1,005	722
(Gain) loss on sale of property and equipment	(41)	1
Other	250	50
(Increase) decrease in —
Accounts receivable, net	(12,061)	(4,792)
Inventories, net	(3,168)	(83,579)
Prepaids and other assets	(1,147)	(1,632)
Increase (decrease) in —
Accounts payable	6,714	30,509
Customer deposits	(2,329)	6,285
Accrued expenses	(1,301)	2,998
Short-term borrowings	19,814	52,439

Net cash provided by operating activities	23,061	25,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(3,338)	(13,349)
Purchases of property and equipment	(6,920)	(9,006)
Proceeds from sale of property and equipment	230	348

Net cash used in investing activities	(10,028)	(22,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	289	3,577
Purchases of treasury stock	(13)	(60)
Repayments of long-term debt	(1,598)	(1,754)

Net cash (used in) provided by financing activities	(1,322)	1,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,711	4,875
CASH AND CASH EQUIVALENTS, beginning of period	4,323	10,508

CASH AND CASH EQUIVALENTS, end of period	$16,034	$15,383

Supplemental Disclosures of Cash Flow Information:
Cash paid for
Interest	$2,870	$4,877
Income taxes	$3,150	$9,133
Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	$3,000	$—

See accompanying notes to condensed consolidated financial statement

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Company Background

     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories. As of June 30, 2004, we operated through 67 retail locations in 16 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 65% of our revenue in fiscal year 2003. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2003 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. In addition, we have the distribution rights to sell Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We also are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. Finally, we are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive Bertram dealer in Mexico and certain areas of the Caribbean.

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

     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and experience higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

2.	Basis of Presentation

     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported unaudited condensed consolidated financial statements to conform to the unaudited condensed consolidated financial statement presentation of the current period. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3.	Acquisitions

     In October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. Based on our initial valuation, the acquisition resulted in the recognition of approximately $300,000 in tax-deductible goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The asset purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met. Emarine has been included in our condensed consolidated financial statements since the date of acquisition.

     In June 2004, we acquired substantially all of the assets, including real estate, and assumed certain liabilities of Imperial Marine (Imperial), a privately held boat dealership with locations in Baltimore and the northern Chesapeake area of Maryland, for approximately $9.3 million in cash, including acquisition costs. Imperial operates a highway location and a marina on the Gunpowder River. Imperial generated approximately $12.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Mid-Atlantic United States boating community. Additionally, the acquisition allows us to capitalize on Imperial’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our initial valuation, the acquisition resulted in the recognition of approximately $1.1 million in tax-deductible goodwill, including acquisition costs, and approximately $580,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Imperial has been included in our condensed consolidated financial statements since the date of acquisition.

     In June 2004, we purchased inventory, certain equipment and assumed certain liabilities from the previous Jacksonville, Florida based Sea Ray dealer (Jacksonville) for the sport boat and sport cruiser product lines for approximately $900,000 in cash, including acquisition costs. The purchase enhanced our ability to serve customers in the northeast Florida boating community by adding the sport boat and sport cruiser product lines to our existing Sea Ray product offerings. Based on our initial valuation, the acquisition resulted in the recognition of approximately $240,000 in tax-deductible goodwill, including acquisition costs, and approximately $450,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Jacksonville has been included in our condensed consolidated financial statements since the date of acquisition.

4.	Goodwill and Other Intangible Assets

     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method.

     We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test during the fourth quarter of fiscal 2003, based on financial information as of June 30, 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

     The carrying amounts of goodwill and identifiable intangible assets, for the nine months ended June 30, 2004 are as follows (amounts in thousands):

		Dealer
		Agreement
	Goodwill	Intangibles
Balance, September 30, 2003	$50,246	$2,898
Additions during the period	1,680	1,035

Balance, June 30, 2004	$51,926	$3,933

5.	Short-Term Borrowings

     We have a credit facility with leading financial institutions that provides us with a line of credit with asset based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a performance-pricing grid, as specified in the credit facility. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility has been amended twice since its original date in December 2001. A December 2002 amendment involved the exercise of one of the two one-year renewal options. A January 2004 amendment extended the term of, added a lender to, and increased the borrowing availability under, the credit facility. The credit facility currently has a term ending in December 2006, with two one-year renewal options remaining. As of June 30, 2004, we were in compliance with all of the covenants.

6.	Stockholders’ Equity

     We issued a total of 331,055 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the nine months ended June 30, 2004. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

7.	Earnings Per Share

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Weighed average common shares outstanding used in calculating basic earnings per share	15,344,068	15,658,896	15,321,827	15,540,765
Effect of dilutive options	312,135	1,278,609	256,545	1,107,676

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,656,203	16,937,505	15,578,372	16,648,441

     Options to purchase 1,116,148 and 6,445 shares of common stock as of June 30, 2003 and June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

8.	Stock-Based Compensation

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation expense has been recognized in these unaudited condensed consolidated financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transitions and Disclosure” (SFAS 148), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects of compensation expense had the fair value method of accounting for stock options been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported, would have been the following (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income as reported	$8,452	$10,406	$12,065	$18,285
Compensation expense, net of related tax effects	292	344	832	982

Pro forma net income	$8,160	$10,062	$11,233	$17,303

Basic earnings per share:
As reported	$0.55	$0.66	$0.79	$1.18

Pro forma	$0.53	$0.64	$0.73	$1.11

Diluted earnings per share:
As reported	$0.54	$0.61	$0.77	$1.10

Pro forma	$0.53	$0.60	$0.73	$1.05

9.	Subsequent Events

     Subsequent to June 30, 2004, we executed $6.3 million of mortgage notes payable, with a financial institution, collateralized by the related properties that were owned by us. Payments of approximately $74,000 are due monthly, and the mortgages bear interest at rates equal to the London Interbank Offered Rate (LIBOR) plus 150 basis points. The mortgage notes payable mature in July 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

General

     We are the largest recreational boat retailer in the United States with fiscal year 2003 revenue exceeding $607 million. Through 67 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services.

     We were incorporated in Delaware in January 1998. We have significantly expanded our operations through the acquisition of 23 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility since our formation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our financial condition and results of operations in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about various matters, including the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies are also recognized when the related boat sale is recognized. We recognize commissions earned on extended warranty service contracts sold on behalf of third-party companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or when the related boat sale is recognized.

     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2003 or June 30, 2004. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our results of operations.

Vendor Consideration Received

     We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Additionally, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses. As a result of applying this standard and reviewing our new and existing contracts during the three and nine months ended June 30, 2004, interest assistance of approximately $1.1 million and $3.6 million, respectively was recorded as a reduction of inventory and cost of sales, with cost of sales decreasing by approximately $1.1 million and $1.7 million during the three and nine months ended June 30, 2004, respectively.

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

Valuation of Goodwill and Other Intangible Assets

     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method.

     We have determined that our only acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangibles. We completed the annual impairment test during the fourth quarter of fiscal 2003, based on financial information as of the third quarter of fiscal 2003, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to $51.9 million and $3.9 million, respectively, as of June 30, 2004. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our results of operations.

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

Insurance

     We retain varying levels of risk relating to the insurance policies we maintain, most significantly workers’ compensation insurance and employee medical benefits. As a result, we are responsible for the claims and losses incurred under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits. Any losses above the pre-determined exposure limits are paid by our third-party insurance carriers. We estimate our future losses using our historical loss experience, our judgment, and industry information.

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Consolidated Results of Operations

     The following discussion compares the three and nine months ended June 30, 2003 to the three and nine months ended June 30, 2004 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenue. Revenue increased $32.5 million, or 17.4%, to $219.7 million for the three months ended June 30, 2004 from $187.2 million for the three months ended June 30, 2003. Of this increase, $12.0 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $20.5 million was attributable to an 11.0% growth in comparable-store sales for the three months ended June 30, 2004. The increase in comparable-store sales for the three months ended June 30, 2004, resulted primarily from an increase of approximately $18.0 million in boat sales, including approximately $13.4 million of sales from product lines added over the past 24 months. This increase in boat sales helped generate an increase in sales of our finance, insurance, parts, and service products of approximately $2.5 million.

     Gross Profit. Gross profit increased $11.3 million, or 25.9% to $55.0 million for the three months ended June 30, 2004 from $43.7 million for the three months ended June 30, 2003. Gross profit as a percentage of revenue increased to 25.0% for the three months ended June 30, 2004 from 23.4% for the three months ended June 30, 2003. This increase was primarily attributable to an increase in smaller, higher margin boat sales and incremental improvements in finance, insurance, parts, and service revenue, which generally yield higher gross profits than boat sales. Gross profit as a percentage of revenue increased by approximately 0.5% as the result of the implementation of EITF 02-16, which requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.3 million, or 25.0%, to $36.6 million for the three months ended June 30, 2004 from $29.3 million for the three months ended June 30, 2003. This increase was due to additional expenses incurred by our comparable-store locations, associated with the comparable-store sales increase. Selling, general, and administrative expenses as a percentage of revenue increased to 16.7% for the three months ended June 30, 2004 from 15.6% for the three months ended June 30, 2003. The increase in selling, general, and administrative expenses as a percentage of revenue was attributable to an increase in marketing and other selling costs of approximately $500,000 that fueled our comparable-store sales increase and a $2.8 million increase in sales commissions and personnel costs associated with the improvements in our overall profitability as well as additional team members that have been added as a result of acquisitions.

     Interest Expense. Interest expense increased $1.0 million, or 149.8%, to $1.7 million for the three months ended June 30, 2004 from $683,000 for the three months ended June 30, 2003. Interest expense as a percentage of revenue increased to 0.8% for the three months ended June 30, 2004 from 0.4% for the three months ended June 30, 2003. The increase was primarily a result of the implementation of EITF 02-16, which increased interest expense by approximately $700,000. Additionally, increased borrowings associated with our revolving credit facility, partially offset by a more favorable interest rate environment, increased interest expense by approximately $300,000.

     Income Tax Provision. Income taxes increased $1.0 million, or 19.5%, to $6.3 million for the three months ended June 30, 2004 from $5.3 million for the three months ended June 30, 2003 as a result of increased earnings. Our effective income tax rate decreased to 37.8% for the three months ended June 30, 2004 from 38.5% for the three months ended June 30, 2003, as a result of a review of our effective tax rate calculation for the jurisdictions in which we currently operate.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

     Revenue. Revenue increased $134.5 million, or 30.3%, to $578.7 million for the nine months ended June 30, 2004 from $444.2 million for the nine months ended June 30, 2003. Of this increase, approximately $22.2 was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and approximately $112.3 million was attributable to a 25.3% growth in comparable-store sales for the nine months ended June 30, 2004. The increase in comparable-store sales for the nine months ended June 30, 2004, resulted primarily from an increase of approximately $106.6 million in boat sales, including approximately $37.5 million of sales from product lines added over the past 24 months and approximately $5.7 million in increased sales of our finance, insurance, service, and parts products.

     Gross Profit. Gross profit increased $33.7 million, or 33.2%, to $135.3 for the nine months ended June 30, 2004 from $101.6 million for the nine months ended June 30, 2003. Gross profit as a percentage of revenue increased to 23.4% for the nine months ended June 30, 2004 from 22.9% for the nine months ended June 30, 2003. Of this increase, approximately 0.3% was the result of the implementation of EITF 02-16, which requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. The additional increase related to sales of smaller boats, which historically yield higher gross profits than larger boat sales and an increase in sales of finance, insurance, parts, and service products, which generally yield higher gross profits than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $20.4 million, or 25.4%, to $100.9 million for the nine months ended June 30, 2004 from $80.5 million for the nine months ended June 30, 2003. This increase was due to additional expenses incurred by our comparable-store locations, associated with the comparable-store sales increase. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.4% for the nine months ended June 30, 2004 from 18.1% for the nine months ended June 30, 2003. The decrease in selling, general, and administrative expenses as a percentage of revenue was attributable to an additional leveraging of our expense structure due to our comparable-store sales increase. This was partially offset by approximately $1.0 million of additional expenses associated with acquisitions completed last year whose expense structure is not yet in line with our other locations.

     Interest Expense. Interest expense increased $3.4 million, or 217.8%, to $4.9 million for the nine months ended June 30, 2004 from $1.5 million for the nine months ended June 30, 2003. Interest expense as a percentage of revenue increased to 0.8% for the nine months ended June 30, 2004 from 0.3% for the nine months ended June 30, 2003. The increase was primarily a result of the implementation of EITF 02-16, which increased interest expense by approximately $2.7 million. Additionally, interest expense increased by approximately $700,000 due to additional borrowings associated with our revolving credit facility partially offset by a more favorable interest rate environment.

     Income Tax Provision. Income taxes increased $3.7 million, or 49.0%, to $11.3 million for the nine months ended June 30, 2004 from $7.6 million for the nine months ended June 30, 2003 as a result of increased earnings. Our effective income tax rate decreased to 38.1% for the nine months ended June 30, 2004 from 38.5% for the nine months ended June 30, 2003, as a result of a review of our effective tax rate calculation for the jurisdictions in which we currently operate.

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

     For the nine months ended June 30, 2003 and 2004, we generated cash flows from operating activities of approximately $23.1 million and $25.1 million, respectively. For the nine months ended June 30, 2003, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing on short-term borrowings. For the nine months ended June 30, 2004, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing on short-term borrowings and an increase in accounts payable due to the timing of certain payments to our manufacturers.

     For the nine months ended June 30, 2003 and 2004, cash used in investing activities was approximately $10.0 million and $22.0 million, respectively. For the nine months ended June 30, 2003, cash used in investing activities was primarily used to purchase property and equipment associated with opening new or improving existing retail locations and in business acquisitions. For the nine months ended June 30, 2004, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.

     For the nine months ended June 30, 2003, cash used in financing activities was approximately $1.3 million. For the nine months ended June 30, 2004, cash provided by financing activities was approximately $1.8 million. For the nine months ended June 30, 2003, cash used in financing activities was primarily attributable to repayments on long-term debt. For the nine months ended June 30, 2004, cash provided by financing activities was primarily attributable to proceeds from common shares issued upon the exercise of stock options and under our Employee Stock Purchase Plan, offset by repayments on long-term debt.

     As of June 30, 2004, our indebtedness totaled approximately $175.1 million, of which approximately $20.6 million was associated with our real estate holdings and approximately $154.5 million was associated with financing our inventory and working capital needs. At June 30, 2003 and 2004, the interest rate on the outstanding short-term borrowings was 3.1% and 2.9%, respectively. At June 30, 2004, our additional available borrowings under our credit facility were approximately $65.1 million.

     We have a credit facility with leading financial institutions that provides us with a line of credit with asset based borrowing availability of up to $220 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a performance-pricing grid, as specified in the credit facility. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility has been amended twice since its original date in December 2001. A December 2002 amendment involved the exercise of one of the two one-year renewal options. A January 2004 amendment extended the term of, added a lender to, and increased the borrowing availability under, the credit facility. The credit facility currently has a term ending December 2006, with two one-year renewal options remaining. As of June 30, 2004, we were in compliance with all of the covenants.

     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lenders, depending on the arrangements the manufacturer has established. EITF 02-16 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Vendor Consideration Received” for further discussion of this standard.

     We issued a total of 331,055 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the nine months ended June 30, 2004, in exchange for approximately $3.6 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

     At June 30, 2004, approximately 92.4% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At June 30, 2004, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase; particularly as our revenue from the Ferretti Group products increase as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                          Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

                          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

                          Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          Not applicable.

ITEM 5.	OTHER INFORMATION

                          Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

1.	Current Report on Form 8-K dated April 20, 2004, indicated in Item 12 of the press release issued by us dated April 20, 2004, reporting the financial results of our second quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

August 16, 2004	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.