Form 10-K
period 2004-09-30
MARINEMAX INC
filed 2004-12-13
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2004

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

18167 U.S. Highway 19 North
Suite 300
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of common stock held by nonaffiliates of the registrant (10,122,308 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $268,949,724. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of November 30, 2004, there were outstanding 15,811,933 shares of registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2004

Statements Regarding Forward-Looking Statements

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1, “Business – Risk Factors.”

PART I

Item 1. Business

Introduction

Our Company

     We are the largest recreational boat dealer in the United States. Through 67 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, yachts, and mega-yachts), ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 60% of our revenue in fiscal 2004. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 34% of its new Sea Ray boat sales, during our 2004 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and we are the exclusive dealer of Sea Ray boats in our geographic markets.

     We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean.

     We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 18 additional previously independent recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2004 was approximately $89,000 compared with the industry average selling price of approximately $30,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $12.8 million in annual sales in fiscal 2004. We consider a store to be one or more retail locations that are adjacent or operate as one entity. For the fiscal year ended September 30, 2004, we had revenue of approximately $762.0 million, operating income of approximately $48.9 million, and net income of approximately $26.3 million. Our same-store sales increased approximately 21% in fiscal 2004 and have averaged approximately 8% for the last five years, including a decline of 9% in fiscal 2001.

     We adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, no-haggle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

     The U.S. recreational boating industry generated approximately $30.0 billion in retail sales in calendar 2003, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $23.5 billion of these sales in 2003 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

     Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience beginning with a negotiation-free purchase process, superior customer service, and premier facilities;

•	implementing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the significant consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	expanding our Internet retail operations and marketing;

•	promoting national brand name recognition and the MarineMax connection;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations, which facilitates the interchange of information and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

     MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 18 additional recreational boat dealers, two boat brokerage operations, and a full-service yacht repair operation. Each of our acquired dealers is continuing its operations under the MarineMax name as a wholly owned operating subsidiary of our company.

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

     Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s leading retailer of recreational boats. The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida

     Apart from acquisitions, we have opened 13 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors, we have closed nine retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose.

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

     In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various product lines that we have added to our existing locations:

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle) and distribution rights for products over 82 feet for North and South America, the Caribbean, and the Bahamas
Boston Whaler	1999	Ohio
Boston Whaler	2000	North Palm Beach, Florida
Baja	2001	Houston, Texas and Las Vegas, Nevada
MB Sports	2001	Northern California, Arizona, Nevada, Utah, and Texas
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Tracker Marine	2002	Minnesota, Georgia, and Ohio
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Century	2004	North and South Carolina
Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN	2004	United States, Canada, and the Bahamas
Bertram	2004	United States (excluding the Florida peninsula and portions of New England), Canada, and the Bahamas.
Princecraft	2004	California, Delaware, Georgia, Maryland, Minnesota, New Jersey, Ohio, and Texas

     As we add a brand, we believe we are offering a migration for our existing customer base or filling a gap in our product offerings. As a result, we do not believe that new product offerings will compete with or cannibalize the business generated from our other prominent brands.

     We plan to continue to expand our business through acquisitions in new geographical territories, new store openings in existing territories, and new product lines. In addition, we plan to continue to expand other services, including conducting used boat sales; offering yacht and boat brokerage services; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; selling related marine products, including engines, trailers, parts, and accessories; providing maintenance and repair services at our retail locations and at stand-alone service facilities, including our full-service yacht repair facility in Southeast Florida; and expanding our ability to provide slip and storage accommodations.

     We maintain our executive offices at 18167 U.S. Highway 19 North, Suite 300, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

     Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate

Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

BUSINESS

General

     We are the largest recreational boat dealer in the United States. Through 67 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), ski boats, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation, accounted for approximately 60% of our revenue in fiscal 2004. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2004 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and the Caribbean. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas, and we have the right to become the exclusive dealer in Mexico and certain areas of the Caribbean. We believe the brands we are adding offer a migration for our existing customer base or fill a void in our product offerings and accordingly will not compete with or cannibalize the business generated from our other prominent brands.

U.S. Recreational Boating Industry

     The total U.S. recreational boating industry generated approximately $30.0 billion in retail sales in calendar 2003, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $23.5 billion of such sales in 2003. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993 and, with the exception of 1998 and 2003, retail recreational boating sales have increased every year since.

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

     Emphasizing Best Practices. We emphasize the “best practices” developed by us and our acquired dealers as appropriate throughout our locations. As an example, we follow a no-haggle sales approach at each of our dealerships. Under the MarineMax Value-Price approach, we sell our boats at posted prices, generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, where beneficial, the best practices developed by us and our acquired dealers in terms of location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

     Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize various aspects of certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit sources; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer’s boat location, and giving access to a larger inventory, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

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

     Offering Additional Products and Services, Including Those Involving Higher Profit Margins. We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. We have increased our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to continue to grow our financing and insurance, parts and accessories, service and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.

     Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror by boat dealers because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. Brunswick has agreed to cooperate in good faith with us and not to unreasonably withhold its consent to the acquisition by us each year of Sea Ray boat dealers with aggregate total revenue not exceeding 20% of our revenue in our prior fiscal year to the extent such Sea Ray dealers desire to be acquired by us and subject to the maximum purchase restrictions as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

     Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 13 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed nine retail locations, excluding those opened on a temporary basis for a specific purpose.

     Utilization of the Internet. Our web initiative, www.MarineMax.com, provides customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores with leads to potential customers for new and used boats and brokerage services. We also plan to expand our ability to offer financing and parts and accessories on our website.

     Promoting Brand Name Recognition and the MarineMax Connection. We are promoting our brand name recognition to take advantage of our status as the nation’s only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. We refer to this strategy as the “MarineMax Connection.” As a result, our signage emphasizes the MarineMax name at each of our locations, and we conduct national advertising in various print and other media.

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

     Utilizing Technology Throughout Operations. We believe that our management information system, which currently is being utilized by each operating subsidiary and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of boats company-wide, locates boats needed to satisfy particular customer requests, and monitors the maintenance and service needs of customers’ boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages. Our managers use a web-based tool to access essentially all financial and operational data from anywhere at any time.

Products and Services

     We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we assist in arranging related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; provide boat brokerage services; and offer slip and storage accommodations.

New Boat Sales

     We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, yachts, and mega-yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Meridian Yachts, and Hatteras Yachts. In fiscal 2004, approximately 60% of our revenue was derived from the sale of new boats manufactured by Brunswick. We believe that we represented in excess of 10% of all of Brunswick’s marine product sales during that period. We also sell mega-yachts, yachts, and other recreational boats manufactured by Bertram and the Italy-based Ferretti Group, including Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN. Certain of our dealerships also sell luxury yachts, fishing boats, ski boats, and pontoon boats provided by other manufacturers. During fiscal 2004, new boat sales accounted for approximately 68.2% of our revenue.

     We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2004 average new boat sales price of approximately $89,000 compared with an estimated industry average selling price of approximately $30,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

     The following table is illustrative of the range and approximate manufacturers suggested retail price range of new boats that we offer, but is not all inclusive:

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range
Mega-Yachts
Custom Line	94’ to 128’	$9,000,000 to $15,000,000+
CRN	150’+	17,000,000+
Motor Yachts
Hatteras Motor Yachts	64’ to 100’	2,300,000 to 10,000,000+
Ferretti	46’ to 88’	1,300,000 to 7,000,000+
Convertibles
Hatteras Convertibles	50’ to 90’	1,000,000 to 7,000,000+
Bertram	39’ to 67’	570,000 to 4,000,000+
Pleasure Boats
Sea Ray	17’ to 68’	20,000 to 4,000,000
Meridian	35’ to 59’	250,000 to 1,400,000
Fishing Boats
Boston Whaler	11’ to 32’	8,000 to 210,000
Specialty Boats & Yachts
Pershing	50’ to 115’	1,600,000 to 13,000,000+
Riva	33’ to 115’	570,000 to 7,000,000+
Apreamare	25’ to 53’	350,000 to 2,000,000+
Mochi Craft	51’ to 72’	1,500,000 to 3,000,000+

     Mega-Yachts. Custom Line and CRN are considered two of the world’s premier mega-yacht product lines and represents our most expensive product offerings. All Custom Line and CRN models include state-of-the-art designs with live-aboard luxuries. Both the Custom Line series, ranging from 94 feet to 128 feet, and the CRN series, ranging from over 150 feet, offer multiple decks with an enormous amount of living space, luxurious salon/galley arrangements, and multiple VIP and guest staterooms.

     Motor Yachts. Hatteras Yachts and Ferretti Group are two of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. The Hatteras series offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Ferretti is known for its European styling, speed, performance, and offers luxurious salon/galley arrangements and multiple staterooms with private heads.

     Convertibles. Hatteras Yachts and Bertram are two of the world’s premier convertible yacht builders and offer state-of-the-art designs with live-aboard luxuries. Convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. The Hatteras series features interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer. The Bertram series feature interiors that offer spacious living room and salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes storage for big catches, ample prep area, open sink area, live-bait storage, and stand-up rod storage.

     Pleasure Boats. Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and express cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are available in sedan, motoryacht, and pilothouse models. All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines.

     Fishing Boats. The fishing boats we offer, such as Boston Whaler, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, splash-well gates with rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

     Specialty Boats. Pershing, Riva, Apreamare, and Mochi Craft specialty boats and yachts are known for exceptional quality, design, and innovation and are considered premium products in their respective segments. The Pershing series is considered a perfect blend of high performance, luxury, and the comfort of perfectly blended interior space. The Riva series is considered by those who want the best, expect the best, and live the best as the luxury boat of choice. The Apreamare series is considered one of the most exciting and most desirable express cruisers on the market with an unparalleled European design. The Mochi Craft series is an old-style revolution that rediscovers the natural lines of the 1950s.

Used Boat Sales

     We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2004, used boat sales accounted for approximately 19.0% of our revenue, and approximately 79% of the used boats we sold were Brunswick models.

     Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to continue to increase our used boat business as a result of the increased availability of quality used boats generated from our expanding sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory is posted on our web site, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

     At most of our retail locations, we offer the Sea Ray Legacy warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe that the Sea Ray Legacy warranty plan, which is only available for used Sea Ray boats purchased from a Sea Ray dealer, enhances our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to purchase only from a Sea Ray dealer and motivating sellers of Sea Ray boats to sell through a Sea Ray dealer.

Marine Engines, Related Marine Equipment, and Boating Accessories

     We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements. See “Business – Environmental and Other Regulatory Issues.” An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Many of our operating subsidiaries have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

     We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care, maintenance, and service products (primarily Mercury Marine’s branded products); high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment. We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logo.

     The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 3.0% of our fiscal 2004 revenue.

Maintenance, Repair, and Storage Services

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

     Our maintenance and repair services are performed by manufacturer-trained and certified service technicians. In charging for our mechanics’ labor, many of our dealerships use a variable rate structure designed to reflect the difficulty and sophistication of different types of repairs. The percentage markups on parts are similarly based on manufacturer suggested prices and market conditions for different parts.

     At many of our locations, we offer boat storage services, including in-water slip storage and inside and outside land storage. These storage services are offered at competitive market rates and include in-season and winter storage.

     Maintenance, repair, and storage services accounted for approximately 4.9% of our revenue during fiscal 2004. This includes warranty and non-warranty services.

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

     We also offer third-party extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible. While we sell all new boats with the boat manufacturer’s standard hull warranty of generally five years and standard engine warranty of generally one year, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee for arranging an extended service contract. Most required services under the contracts are provided by us and paid for by the third-party contract holder.

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

     During fiscal 2004, fee income generated from F&I products accounted for approximately 3.4% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

     Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2004, brokerage services accounted for approximately 1.3% of our revenue.

     Our brokerage customers generally receive the same high level of customer service as our new and used boat customers. Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat. Our maintenance and repair services, including mobile service, also are generally available to our brokerage customers. The purchaser of a Sea Ray boat brokered through us also can take advantage of MarineMax Getaways! weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. We believe that the array of services we offer are unique in the brokerage business.

Retail Locations

     We sell our recreational boats and other marine products and offer our related boat services through 67 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

     Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin and Mission Bay in California; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; Clear Lake, Lake Canroe, and Lake Lewisville in Texas; and Chesapeake Bay in Maryland. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

Sales and Marketing

     Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, our no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boat usage, and providing our customers with opportunities for boating. We strive to provide superior customer service and support before, during, and after the sale.

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

     We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, Hatteras, Princecraft, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Bertram, Century, Ferretti, Grady White, MB Sports, Sea Pro, and Tracker Marine. In fiscal 2004, sales of new Brunswick boats accounted for approximately 60% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal 2004. We believe our Sea Ray boat purchases represented approximately 34% of new Sea Ray boat sales and in excess of 10% of all Brunswick marine product sales during fiscal 2004.

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

     We transfer individual boats among our retail locations to fill customer orders that otherwise might take substantially longer to fill from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current anticipated market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer, but the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in July.

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

     In March 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) revised certain provisions of its previously reached conclusions on EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather, it requires prospective application for new agreements or modifications of existing agreements entered into subsequent to December 31, 2002. We determined that EITF 02-16 impacts the way we account for interest assistance received from vendors beginning after July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

     Our revolving credit facility currently provides us with a line of credit with asset-based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility currently matures in December 2006, with two one-year renewal options remaining. The credit facility was last amended in January 2004 to extend the terms, increase the borrowing availability, and add a lender.

     As of September 30, 2004, we owed an aggregate of approximately $153.0 million under our revolving credit facility. As of September 30, 2004, our revolving credit facility provided us with an additional available borrowing capacity of approximately $65.9 million. Advances on the facility accrued interest at a rate of 3.4% as of September 30, 2004. We were in compliance with all covenants in the facility as of September 30, 2004.

Management Information System

     We believe that our management information system, which currently is being utilized by each of our operating subsidiaries and was developed over a number of years through cooperative efforts with the vendor, enhances our ability to integrate successfully the operations of our operating subsidiaries and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Company representatives also utilize the system to assist in arranging financing and insurance packages. In October 2002, Brunswick acquired the vendor of our management information system.

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

Employees

     As of September 30, 2004, we had 1,500 employees, 1,434 of whom were in store-level operations and 66 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

     We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” and “Newcoast Financial Services.” We have registered the name “MarineMax” in the European Community. We have trademark applications pending with the U.S. Patent and Trademark Office for “Value Price” and “Women on Water.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “MarineMax Value-Price,” “Value-Price,” “Delivering the Dream,” “Selling and Delivering the Dream,” “Selling the Dream,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2004, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 26%, 30%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during fiscal 2004 when Florida and other markets were affected by four separate hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

     Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, two of our properties are within the boundaries of a “Superfund” site, although neither property has been nor is expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

     Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could adversely affect our business, financial condition, and results of operations.

Product Liability

     The products we sell or service may expose us to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected our business. Our manufacturers generally maintain product liability insurance, and we maintain third-party product liability insurance, which we believe to be adequate. However, we may experience legal claims in excess of our insurance coverage, and those claims may not be covered by insurance. Furthermore, any significant claims against us could adversely affect our business, financial condition, and results of operations and result in negative publicity. Excessive insurance claims also could result in increased insurance premiums.

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

Executive Officers

     The following table sets forth information concerning each of our executive officers:

Name	Age	Position
William H. McGill Jr.	61	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	39	Executive Vice President, Chief Financial Officer, Secretary, and Director
Kurt M. Frahn	36	Vice President of Finance and Treasurer
Jack P. Ezzell	34	Vice President, Chief Accounting Officer, and Controller
Edward A. Russell	44	Vice President
Michael J. Aiello	48	Vice President
Anthony M. Aisquith	37	Vice President

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

     Jack P. Ezzell has served as Vice President and Chief Accounting Officer of our company since October 22, 2002 and as Corporate Controller of our company since June 1, 1999. Mr. Ezzell served as Assistant Controller from January 13, 1998 until June 1, 1999. Mr. Ezzell, a certified public accountant, was employed by Arthur Andersen, LLP from August 1996 until January 1998, serving most recently as a senior auditor.

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

     Anthony M. Aisquith has served as Vice President of our company since November 1, 2003. Mr. Aisquith has served as the Regional Manager of our Georgia, Carolinas, Texas, and California operations since August 1, 2000, March 1, 2002, March 15, 2003, and March 1, 2004, respectively. Mr. Aisquith previously served as the Store Manager of our Tampa, Florida location from October 1, 1997 until August 1, 2000 and as a salesperson in our

Clearwater, Florida location from June 18, 1995 until October 1, 1997. Mr. Aisquith joined our company on June 18, 1995 after 10 years of experience in the auto industry.

Risk Factors

Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray and Hatteras boat lines, and Ferretti Group’s Ferretti Yachts, Riva, Pershing, and Bertram product lines.

     Approximately 60% of our revenue in fiscal 2004 resulted from sales of new boats manufactured by Brunswick, including approximately 45% from Brunswick’s Sea Ray division and approximately 9% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2004 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue. Any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Meridian, and Hatteras, would have a substantial adverse impact on our business. Additionally, given the revenue generated by each yacht and mega-yacht sale, any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance, and marketing capabilities of Ferretti Group would have a substantial adverse impact on our business.

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

•	the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs; and

•	the right of Brunswick in good faith to charge lesser prices to other dealers;

–	to meet existing competitive circumstances;

–	for unusual and non-ordinary business circumstances; or

–	for limited duration promotional programs.

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

     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, Ferretti Group, and Bertram, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

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

     Our growth strategy of acquiring additional recreational boat dealers involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we acquire more of the most attractive dealers. In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations or managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

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

     Our dealer agreements with certain manufacturers, including Brunswick, do not give us the exclusive right to sell those manufacturers’ products within a given geographical area. Accordingly, a manufacturer, including Brunswick, could authorize another dealer to start a new dealership in proximity to one or more of our locations, or an existing dealer could move a dealership to a location that would be directly competitive with us. These events could have a material adverse effect on our competitive position and financial performance.

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

     Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $260 million and allows us $20 million in traditional floorplan borrowings. We have pledged certain of our assets, principally boat inventories, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

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

     During the three-year period ended September 30, 2004, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 26%, 30%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

     Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as was the case during fiscal 2004 when Florida and other markets were affected by four separate hurricanes. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and our future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

We face intense competition.

     We operate in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented and involves intense competition for customers, product distribution rights, and suitable retail locations, particularly on or near waterways. Competition increases during periods of stagnant industry growth.

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

     Due to various matters, including environmental concerns, permitting and zoning requirements and competition for waterfront real estate, some markets in the U.S. have experienced an increased waiting list for marina and storage availability. In general, the markets in which we currently operate are not experiencing any unusual difficulties. However, marine retail activity could be adversely effected in markets that do not have sufficient marine and storage availability to satisfy demand.

We depend on income from financing, insurance, and extended service contracts.

     A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2004, F&I products accounted for approximately 4% of our revenue.

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

We depend on key personnel.

     Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have an employment agreement with certain of our executive officers, we cannot assure that these or other executive personnel will remain with us. Our expanding operations may require us to add additional executive personnel in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our operating subsidiaries. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

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

     Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and “Superfund” coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new, or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

     Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, two of our properties are within the boundaries of a “Superfund” site, although neither property has been identified as a contributor to the contamination in the area.

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

     Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. We have determined that our most significantly acquired specifically identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles.

     Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination to be recognized as assets and reported separately from goodwill. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early-adopt SFAS 142 as of the beginning of fiscal 2002.

     SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets as of the date of adoption. SFAS 142 also requires that we assess the impairment of identifiable intangible assets and goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets. Prior to the adoption of SFAS 142, all purchase price in excess of the tangible assets acquired was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amount to $5.5 million and $50.3 million, respectively, as of September 30, 2004.

     Impairment of the identifiable intangible assets or goodwill or regulatory action that changes the impairment testing methodology, requires amortization, or a write-off of identifiable intangible assets or goodwill may materially and adversely affect the financial position of our company. A reduction in net income resulting from the impairment of identifiable intangible assets or goodwill may have an adverse impact upon the market price of our common stock.

A substantial number of shares of our common stock are subject to a stockholders agreement.

     We, Brunswick, William H. McGill Jr., our Chairman of the Board, President, and Chief Executive Officer, and certain retired officers and directors, are parties to a stockholders’ agreement, and we and Brunswick are parties to a governance agreement, each dated April 28, 1998. Subject to certain limitations, the stockholders’ agreement provides various rights of first refusal on the sale of shares of common stock by the parties to the agreement, particularly in the event that Brunswick does not own its targeted investment percentage of 19% of our common stock at the time of the proposed sale or in the event the proposed sale is to a competitor of Brunswick. Among other provisions and subject to certain conditions, the stockholders’ agreement also requires the parties to vote their common stock for nominees for our board of directors in the election of directors as determined by our board and to vote their common stock in favor of all proposals and recommendations approved by our board of directors and submitted to a vote of our stockholders. The governance agreement provides for various terms and conditions concerning Brunswick’s participation in the corporate governance of our company.

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

     As of September 30, 2004, there were outstanding 15,711,012 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “‘affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

     As of September 30, 2004, we had issued options to purchase approximately 2,451,129 shares of common stock under our 1998 incentive stock plan and we issued 335,760 of the 500,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increase as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 2. Properties

     We lease our corporate offices in Clearwater, Florida. We also lease 43 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 24 other retail locations.

     The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Alabama

Gulf Shores	Third-party lease	4,000	Retail and service	1998	—

Arizona

Tempe	Company owned	34,000	Retail and service	1992	—

California

Oakland	Third-party lease	17,700	Retail and service; 20 wetslips	1985	Alameda Estuary (San Francisco Bay)

Santa Rosa	Third-party lease	8,100	Retail and service	1990	—

Sacramento	Company owned	24,800	Retail and service	1995	—

Sacramento (River Bend) (floating facility)	Third-party lease	500	Retail and service; 20 wet slips	1998	Sacramento River

San Diego	Third-party lease	9,500	Retail and service	2004	—

San Diego	Third-party lease	750	Retail and service; 12 wet slips	1997	Mission Bay

Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Colorado

Denver	Third-party lease	16,400	Retail, service, and storage	2003	—

Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—

Delaware

Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay

Florida

Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway

Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay

Cocoa	Company owned	15,000	Retail and service	1968	—

Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay

Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades

Dania	Third-party lease	3,500	Retail only	2001	Port Everglades

Ft Lauderdale	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway

Ft Lauderdale	Third-party lease	3,800	Retail only; 4 wet slips	2002	Seminole River

Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River

Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—

Key Largo	Third-party lease	750	Retail only	2002	—

Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River

Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Intracoastal Waterway

Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay

Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway

Pensacola	Third-party lease	24,300	Retail and service	1974	—

Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway

Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay

Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway

Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway

Tampa	Company owned	13,100	Retail and service	1995	—

Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway

Georgia

Altoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Altoona

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—

Cumming (Alanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier

Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—

Maryland

Baltimore	Company owned	19,800	Retail and service	1958	—

Chesapeake Bay	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River

Minnesota

Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River

Oakdale	Third-party lease	18,500	Retail and service	1997	—

Rogers	Company owned	70,000	Retail, service, and storage	1991	—

Walker	Company owned	76,400	Retail, service, and storage	1989	—

Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake

Nevada

Las Vegas	Company owned	21,600	Retail and service	1990	—

New Jersey

Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River

Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay

Greenbrook	Third-party lease	18,500	Retail and service	1995	—

Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River

Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong

Ship Bottom	Third-party lease	19,300	Retail and service	1972	—

Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay

North Carolina

Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway

Ohio

Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie

Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie

Port Clinton	Third-party lease	93,300	Retail, service, and storage	1997	Lake Erie

Toledo	Third-party lease	12,200	Retail and service	1989	—

South Carolina

Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor

Texas

Arlington	Third-party lease	31,000	Retail and service	1999	—

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Houston	Third-party lease	10,000	Retail only (3)	1987	—

Houston	Third-party lease	10,000	Retail and service	1981	—

League City (floating facility) (4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake

Lewisville (Dallas)	Company owned	22,000	Retail and service	1992	—

Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips (5)	1994	Lake Lewisville

Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake

Utah

Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Shares service facility located at the other Houston retail locations.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.

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

	High	Low
2002
First quarter	$12.65	$7.65
Second quarter	$15.40	$10.85
Third quarter	$14.19	$9.00
Fourth quarter	$12.95	$7.15
2003
First quarter	$13.08	$8.67
Second quarter	$14.50	$9.02
Third quarter	$15.43	$12.62
Fourth quarter	$19.90	$14.39
2004
First quarter	$28.33	$18.10
Second quarter	$32.04	$23.56
Third quarter	$28.59	$18.05
Fourth quarter (through November 30, 2004)	$30.43	$21.50

     On November 30, 2004, the closing sale price of our common stock was $29.40 per share. On November 30, 2004, there were approximately 100 record holders and approximately 4,600 beneficial owners of our common stock.

Item 6. Selected Financial Data

     The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 2002, 2003, and 2004 and the statement of operations data for the fiscal years ended September 30, 2002, 2003, and 2004 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, independent registered certified public accounting firm. The balance sheet data as of September 30, 2000 and 2001 and the statements of operations data for the fiscal years ended September 30, 2000 and 2001 were derived from the consolidated financial statements and notes thereto that were audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,
	2000	2001	2002	2003	2004
	(Amounts in thousands except share and per share data)
Statement of Operations Data:
Revenue	$550,654	$504,071	$540,716	$607,501	$762,009
Cost of sales	419,080	383,984	416,137	459,729	573,616

Gross profit	131,574	120,087	124,579	147,772	188,393
Selling, general, and administrative expenses	92,520	92,734	95,567	113,299	139,470

Income from operations	39,054	27,353	29,012	34,473	48,923
Interest expense, net	4,127	2,396	1,264	2,471	6,499

Income before tax provision	34,927	24,957	27,748	32,002	42,424
Tax provision	13,534	9,608	10,683	12,321	16,126

Net income	$21,393	$15,349	$17,065	$19,681	$26,298

Net income per share:
Diluted	$1.41	$1.01	$1.10	$1.26	$1.58

Weighted average number of shares:
Diluted	15,204,182	15,238,719	15,540,973	15,671,470	16,666,107

Other Data:
Number of retail locations(1)	52	53	59	65	67
Sales per store(2) (4)	$14,056	$12,382	$12,273	$11,900	$12,831
Same-store sales growth(3) (4)	20%	(9)%	3%	6%	21%

	September 30,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital	$40,853	$47,447	$55,426	$67,003	$88,013
Total assets	231,330	264,490	301,146	329,155	474,359
Long-term debt (including current portion) (5)	6,280	8,640	21,765	22,343	26,237
Total stockholders’ equity	112,340	127,693	145,190	166,056	196,821

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12-month period.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity.

(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7. Management’s Discussion and Analysis of Financial Condition, and Results of Operations

     We are the largest recreational boat retailer in the United States with fiscal 2004 revenue exceeding $762 million. Through our current 67 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

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

     During the fiscal year ended September 30, 2004, we completed the acquisition of three recreational boat dealers. During June 2004, we acquired substantially all of the assets, including real estate, and assumed certain liabilities of Imperial Marine (Imperial), a privately held boat dealership with locations in Baltimore and the northern Chesapeake area of Maryland, for approximately $9.3 million in cash, including acquisition costs. Imperial operates a highway location and a marina on the Gunpowder River. Imperial generated approximately $12.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Mid-Atlantic United States boating community. Additionally, the acquisition allows us to capitalize on Imperial’s market position and leverage our inventory management and inventory financing resources over the acquired locations. The acquisition resulted in the recognition of approximately $1.1 million in tax deductible goodwill, including acquisition costs, and approximately $580,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Imperial has been included in our consolidated financial statements since the date of acquisition.

     During June 2004, we purchased inventory and certain equipment and assumed certain liabilities from the previous Jacksonville, Florida-based Sea Ray dealer (Jacksonville) for the sport boat and sport cruiser product lines for approximately $900,000 in cash, including acquisition costs. The purchase enhanced our ability to serve customers in the northeast Florida boating community by adding the sport boat and sport cruiser product lines to our existing Sea Ray product offerings. The acquisition resulted in the recognition of approximately $240,000 in tax deductible goodwill, including acquisition costs, and approximately $450,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Jacksonville has been included in our consolidated financial statements since the date of acquisition.

     During October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition resulted in the recognition of approximately $300,000 in tax deductible goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The assets purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met. Based on these conditions and provisions, there was no earn out for fiscal 2004. In August 2004, the earn out provisions were modified withdrawing the requirements for any future earn out payments. Emarine has been included in our consolidated financial statements since the date of acquisition.

     During the fiscal year ended September 30, 2003, we completed the acquisition of two recreational boat dealers. During September 2003, we acquired substantially all of the assets and assumed certain liabilities of Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc., a privately held boat dealership with locations in Ft. Walton Beach and Pensacola, Florida and Gulf Shores, Alabama, for approximately $2.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $600,000 in tax deductible goodwill, including acquisition costs, and approximately $300,000 in tax deductible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the Alabama and Florida panhandle boating communities. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. Killinger Marine has been included in our consolidated financial statements since the date of acquisition.

     During June 2003, we acquired substantially all of the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $1.7 million in tax deductible goodwill, including acquisition costs, and approximately $900,000 in tax deductible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the western United States boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Based on these conditions and provisions, the fiscal 2004 earn out was approximately $2,500. Sundance Marine has been included in our consolidated financial statements since the date of the acquisition.

     During the fiscal year ended September 30, 2002, we completed the acquisition of two recreational boat dealers. During July 2002, we purchased inventory and certain equipment from the previous San Diego-based Sea Ray dealer (San Diego) for approximately $100,000 in cash, including acquisition costs, and assumed certain liabilities. The acquisition resulted in the recognition of approximately $100,000 in tax deductible goodwill, including acquisition costs. This purchase enhanced our ability to serve consumers in the western United States. San Diego has been included in our consolidated financial statements since the date of acquisition.

     During April 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind), including related property and buildings, for approximately $16.0 million in cash, including acquisition costs, and assumed certain liabilities. Gulfwind operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. Gulfwind generated approximately $60.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expanded our ability to serve consumers in the west Florida boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The acquisition resulted in the recognition of approximately $6.2 million in tax deductible goodwill, including acquisition costs, and approximately $3.3 million in tax deductible indefinite-lived intangible assets (dealer agreements). Gulfwind has been included in our consolidated financial statements since the date of the acquisition.

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

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight line basis over the term of the slip or storage agreement. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing are recognized when the related boat sales are recognized. Marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies are recognized at the later of customer acceptance of the insurance product as evidenced by contract execution, or when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies are recognized at the later of customer acceptance of the service contract terms, as evidenced by contract execution, or when the related boat sale is recognized.

     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a charge back allowance that was not material to our financial statements taken as a whole as of September 30, 2003 or 2004. Should results differ materially from our historical experiences, we would need to modify our estimate of future charge backs, which could have a material adverse effect on our operating margins.

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

     In March 2003, the EITF revised certain provisions of its previously reached conclusions on EITF 02-16 and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather, it requires prospective application for new agreements or modifications of existing agreements entered into subsequent to December 31, 2002. We determined that EITF 02-16 impacted our accounting for certain consideration received from vendors beginning July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Also, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses. We adopted EITF 02-16 prospectively for fiscal 2003 during the quarter ended December 31, 2002. Had we been required to adopt EITF 02-16 at the beginning of fiscal 2002, the amount of interest assistance that was originally recorded as a reduction of interest expense that would now be accounted for as a reduction of cost of sales within each year was approximately $4.0 million and $2.9 million in fiscal 2002 and 2003, respectively.

Inventories

     New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value of our inventory to fall below carrying value, further reductions may be required.

Valuation of Goodwill and Other Intangible Assets

     Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination to be recognized as assets and report separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early-adopt SFAS 142 as of the beginning of fiscal 2002.

     SFAS 142 required the completion of a transitional impairment test within six months from the date of the initial adoption. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets as of the date of adoption. SFAS 142 also requires that we assess the impairment of identifiable intangible assets and goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amounted to $5.5 million and $50.3 million, respectively, as of September 30, 2004.

     The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, our goodwill may become impaired, resulting in a material adverse effect on our operating margins.

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2002		2003		2004
	(Amounts in thousands)
Revenue	$540,716	100.0%	$607,501	100.0%	$762,009	100.0%
Cost of sales	416,137	77.0%	459,729	75.7%	573,616	75.3%

Gross profit	124,579	23.0%	147,772	24.3%	188,393	24.7%
Selling, general, and administrative Expenses	95,567	17.7%	113,299	18.7%	139,470	18.3%

Income from operations	29,012	5.3%	34,473	5.7%	48,923	6.4%
Interest expense, net	1,264	0.2%	2,471	0.4%	6,499	0.9%

Income before tax provision	27,748	5.1%	32,002	5.3%	42,424	5.6%
Income tax provision	10,683	2.0%	12,321	2.0%	16,126	2.1%

Net income	$17,065	3.1%	$19,681	3.2%	$26,298	3.5%

Fiscal Year Ended September 30, 2004 Compared with Fiscal Year Ended September 30, 2003

     Revenue. Revenue increased $154.5 million, or 25.4%, to $762.0 million for the fiscal year ended September 30, 2004 from $607.5 million for the fiscal year ended September 30, 2003. Of this increase, $30.1 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $124.4 million was attributable to a $20.7% growth in comparable-store sales in fiscal 2004. The increase in comparable-store sales in fiscal 2004 resulted primarily from an increase of approximately $117.5 million in boat sales, primarily sales from existing product lines of approximately $71.5 million and sales from new product lines added over the past 24 months of approximately $46.0 million. These increases in boat sales helped generate increases in sales of our finance, insurance, parts, and service products of approximately $6.9 million.

     Gross Profit. Gross profit increased $40.6 million, or 27.5%, to $188.4 million for the fiscal year ended September 30, 2004 from $147.8 million for the fiscal year ended September 30, 2003. Gross profit margin as a percentage of revenue increased to 24.7% in fiscal 2004 from 24.3% in fiscal 2003. This increase was primarily attributable to an increase in smaller, higher margin boat sales, a general increase in gross profit margins of most categories of boat sales, and incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross profits than boat sales. Gross profit as a percentage of revenue increased by approximately 0.2% as a result of the implementation of EITF 02-16, which requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $26.2 million, or 23.1%, to $139.5 million for the fiscal year ended September 30, 2004 from $113.3 million for the fiscal year ended September 30, 2003. This increase was primarily attributable to additional expenses, including marketing, incurred by our comparable-store locations associated with the comparable-store sales increase and approximately $600,000 to protect and repair our facilities and inventories from hurricanes in fiscal 2004. Selling, general, and administrative expenses as a percentage of revenue decreased to 18.3% in fiscal 2004 from 18.7% in fiscal 2003. The decrease in selling, general, and administrative expenses as a percentage of revenue was attributable to additional leveraging of our expense structure due to our comparable-store sales increase, partially offset by the hurricane related expenses and stores opened or acquired that operate at a higher expense structure than our other locations.

     Interest Expense. Interest expense increased $4.0 million, or 160.0%, to $6.5 million for the fiscal year ended September 30, 2004 from $2.5 million for the fiscal year ended September 30, 2003. Interest expense as a percentage of revenue increased to 0.9% in fiscal 2004 from 0.4% in fiscal 2003. The increase in total interest charges was a result of the implementation of EITF 02-16, which increased interest expense by approximately $2.7 million. Additionally, interest expense increased by approximately $1.3 million as a result of additional borrowings associated with our revolving credit facility and mortgages, partially offset by a more favorable interest rate environment.

     Income Tax Provision. Income taxes increased $3.8 million, or 30.9%, to $16.1 million for the fiscal year ended September 30, 2004 from $12.3 million for the fiscal year ended September 30, 2003 as a result of increased earnings. Our effective tax rate decreased to 38.0% for the fiscal year ended September 30, 2004 from 38.5% for the fiscal year ended September 30, 2003 as a result of a review of our effective tax rate calculation for the jurisdictions in which we currently operate.

Fiscal Year Ended September 30, 2003 Compared with Fiscal Year Ended September 30, 2002

     Revenue. Revenue increased $66.8 million, or 12.4%, to $607.5 million for the fiscal year ended September 30, 2003 from $540.7 million for the fiscal year ended September 30, 2002. Of this increase, $35.8 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $31.0 million was attributable to a 6% growth in comparable-store sales in fiscal 2003. The increase in comparable-store sales in fiscal 2003 resulted primarily from an increase of approximately $19.3 million in boat sales, primarily sales from our new product lines and the timing of certain yacht sales, and approximately $11.7 million in increased sales of our finance, insurance, parts, and service products.

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

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $17.7 million, or 18.6%, to $113.3 million for the fiscal year ended September 30, 2003 from $95.6 million for the fiscal year ended September 30, 2002. Selling, general, and administrative expenses as a percentage of revenue increased to 18.7% in fiscal 2003 from 17.7% in fiscal 2002. The increase in selling, general, and administrative expenses as a percentage of revenue was attributable to additional costs associated with marketing and an increased level of operations compared to that of the prior year.

     Interest Expense, Net. Interest expense, net increased $1.2 million, or 95.5%, to $2.5 million for the fiscal year ended September 30, 2003 from $1.3 million for fiscal year ended September 30, 2002. Interest expense, net as a percentage of revenue, increased to 0.4% in fiscal 2003 from 0.2% in fiscal 2002. The increase in total interest charges was a result of increased long-term borrowings associated with mortgages on facilities and equipment, which increased interest expense by approximately $500,000, and the implementation of EITF 02-16, which increased interest expense by approximately $1.0 million. This increase was partially offset by a more favorable interest rate environment associated with our variable rate debt, which reduced interest expense by approximately $300,000.

     Income Tax Provision. Income taxes increased $1.6 million, or 15.3%, to $12.3 million for the fiscal year ended September 30, 2003 from $10.7 million for fiscal year ended September 30, 2002. Our effective tax rate remained constant at 38.5% in fiscal 2003 and fiscal 2002.

Quarterly Data and Seasonality

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

     The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003	2003	2004	2004	2004
	(Amounts in thousands except share and per share data)
Revenue	$97,975	$159,063	$187,173	$163,290	$156,659	$202,316	$219,729	$183,305
Cost of sales	74,320	124,822	143,469	117,118	121,559	157,160	164,691	130,206

Gross profit	23,655	34,241	43,704	46,172	35,100	45,156	55,038	53,099
Selling, general, and administrative expenses	23,802	27,370	29,278	32,849	30,015	34,269	36,602	38,584

Income (loss) from Operations	(147)	6,871	14,426	13,323	5,085	10,887	18,436	14,515
Interest expense, Net	633	216	683	939	1,459	1,701	1,706	1,633

Income (loss) before tax provision	(780)	6,655	13,743	12,384	3,626	9,186	16,730	12,882
Tax provision (benefit)	(300)	2,562	5,291	4,768	1,396	3,537	6,324	4,869

Net income (loss)	$(480)	$4,093	$8,452	$7,616	$2,230	$5,649	$10,406	$8,013

Net income (loss) per share:
Diluted	$(0.03)	$0.26	$0.54	$0.48	$0.14	$0.34	$0.61	$0.48

Weighted average number of shares:
Diluted	15,537,053	15,541,897	15,656,203	15,950,257	16,280,368	16,728,845	16,937,505	16,717,805

Liquidity and Capital Resources

     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. This evaluation is also used in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. We currently depend upon dividends, other payments from our consolidated operating subsidiaries, and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.

     For the fiscal years ended September 30, 2002, 2003, and 2004, we generated cash flows from operating activities of approximately $4.2 million, $27.2 million, and $21.0 million, respectively. In addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing and an increase in accounts payable due to the timing of certain payments to our manufacturers.

     For the fiscal years ended September 30, 2002, 2003, and 2004, cash used in investing activities was approximately $22.3 million, $19.4 million, and $23.3 million, respectively. Cash used in investing activities was primarily attributable to cash used in business acquisitions and to purchase property and equipment associated with opening new, improving existing, or relocating existing retail facilities.

     For the fiscal years ended September 30, 2002 and 2004, cash provided by financing activities was approximately $12.4 million and $6.9 million, respectively. For the fiscal year ended September 30, 2003, cash used in financing activities approximated $1.6 million. For the fiscal years ended September 30, 2002 and 2004, cash provided by financing activities was primarily attributable to proceeds from borrowings on long-term debt (mortgages) on equipment and real estate acquired, common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2003, cash used in financing activities was primarily attributable to repayments of long-term debt, partially offset by common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan.

     As of September 30, 2004, our indebtedness totaled approximately $179.2 million, of which approximately $26.2 million was associated with our real estate holdings and $153.0 million was associated with financing our inventory and working capital needs.

     In December 2001, we entered into a revolving credit facility that provided a line of credit with asset-based borrowing availability of up to $220 million. The facility also allowed us $20 million in traditional floorplan borrowings. The facility, which had a three-year term with two one-year renewal options, replaced four separate line of credit facilities. In November 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrued interest at a rate of LIBOR plus 175 to 260 basis points, which was determined in accordance with a Performance Pricing grid, as defined in the credit facility. Borrowings under the facility were pursuant to a borrowing base formula and were used primarily for working capital and inventory financing. The terms and conditions of the facility were similar to the terms and conditions of the prior separate line of credit facilities.

     In January 2004, we amended the credit facility, which extended the term of, added a lender to, and increased the borrowing availability under the credit facility. The expanded facility provides us with a line of credit with asset based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. With the extended term, the credit facility currently matures in December 2006, with two one-year renewal options remaining.

     During the fiscal years ended September 30, 2002, 2003, and 2004, we completed the acquisition of seven marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $32.2 million in cash, including acquisition costs.

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2004:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total
	(Amounts in thousands)
2005	153,000	2,885	6,546	162,431
2006	—	3,020	5,708	8,728
2007	—	3,054	5,264	8,318
2008	—	2,999	4,135	7,134
2009	—	3,157	1,304	4,461
Thereafter	—	11,122	1,711	12,833

Total	$153,000	$26,237	$24,668	$203,905

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2004, approximately 93% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At September 30, 2004, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statement, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business – Executive Officers.”

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

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

     (b) Reports on Form 8-K

          (1) Current Report on Form 8-K dated September 7, 2004, indicated in Item 7.01, the press release issued by MarineMax, Inc. dated September 7, 2004, updating fourth quarter 2004 earnings per share range due to recent hurricanes.

          (2) Current Report on Form 8-K dated July 22, 2004 indicated in Items 9 and 12, the press release issued by MarineMax, Inc. dated July 22, 2004 reporting financial results of its third quarter of fiscal 2004 and its year-to-date results.

(c) Exhibits

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (7)

3.2	Amended and Restated Bylaws of the Registrant (7)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (7)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett (1)

10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders (1)

10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders (1)

10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders (1)

10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders (1)

10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders (1)

10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders (1)

10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (2)

10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (2)

10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc. (3)

10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner (1)

10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner (1)

10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners (1)

10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners (1)

Exhibit
Number	Exhibit
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners (1)

10.3(e)	Employment Agreement between Registrant and William H. McGill Jr. (9)

10.3(f)	Employment Agreement between Registrant and Michael H. McLamb (9)

10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb

10.4	1998 Incentive Stock Plan, as amended through November 15, 2000 (8)

10.5	1998 Employee Stock Purchase Plan (1)

10.6	Settlement Agreement between Brunswick Corporation and Registrant (1)

10.7	Letter of Intent between Registrant and Stovall (1)

10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998 (1)

10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998 (1)

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998 (1)

10.11	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated April 28, 1998 (1)

10.12	Form of Sea Ray Sales and Service Agreement (1)

10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders (8)

10.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (10)

10.18	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (10)

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (10) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarineMax, Inc.
/s/ William H. McGill Jr.

By:	William H. McGill Jr.
Chairman of the Board, President, and Chief Executive Officer

Date: December 10, 2004

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ William H. McGill Jr. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 10, 2004
/s/ Michael H. McLamb Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 10, 2004
/s/ Robert D. Basham Robert D. Basham	Director	December 10, 2004
/s/ Gerald M. Benstock Gerald M. Benstock	Director	December 10, 2004
/s/ John B. Furman John B. Furman	Director	December 10, 2004
/s/ Robert S. Kant Robert S. Kant	Director	December 10, 2004
/s/ Dean S. Woodman Dean S. Woodman	Director	December 10, 2004

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                                                                        ERNST & YOUNG LLP

Tampa, Florida,
November 3, 2004

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,508	$15,076
Accounts receivable, net	21,757	24,977
Inventories, net	165,382	283,797
Prepaid expenses and other current assets	4,127	5,966
Deferred tax assets	1,528	3,465

Total current assets	203,302	333,281
Property and equipment, net	71,899	84,507
Goodwill and other intangible assets, net	53,144	55,862
Other long-term assets	810	709

Total assets	$329,155	$474,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,402	$55,841
Customer deposits	9,924	15,917
Accrued expenses	14,629	17,625
Short-term borrowings	97,000	153,000
Current maturities of long-term debt	2,344	2,885

Total current liabilities	136,299	245,268
Deferred tax liabilities	6,801	8,918
Long-term debt, net of current maturities	19,999	23,352

Total liabilities	163,099	277,538
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2003 and 2004	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 15,401,686 and 15,711,012 shares issued and outstanding at September 30, 2003 and 2004, respectively	15	16
Additional paid-in capital	65,235	70,325
Retained earnings	100,806	127,098
Treasury stock, at cost, 30,000 shares held at September 30, 2004	—	(618)

Total stockholders’ equity	166,056	196,821

Total liabilities and stockholders’ equity	$329,155	$474,359

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2002	2003	2004
Revenue	$540,716	$607,501	$762,009
Cost of sales	416,137	459,729	573,616

Gross profit	124,579	147,772	188,393
Selling, general, and administrative expenses	95,567	113,299	139,470

Income from operations	29,012	34,473	48,923
Interest expense, net	1,264	2,471	6,499

Income before income tax provision	27,748	32,002	42,424
Income tax provision	10,683	12,321	16,126

Net income	$17,065	$19,681	$26,298

Basic net income per common share	$1.12	$1.28	$1.69

Diluted net income per common share	$1.10	$1.26	$1.58

Weighted average number of common shares used in computing net income per common share:
Basic	15,270,827	15,337,873	15,585,314

Diluted	15,540,973	15,671,470	16,666,107

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2001	15,221,378	$15	$63,931	$64,091	$(344)	$127,693

Net income	—	—	—	17,065	—	17,065
Issuance of treasury stock	53,396	—	(5)	—	326	321
Issuance of common stock	5,159	—	39	—	—	39
Shares issued upon exercise of stock options	5,771	—	72	—	—	72

BALANCE, September 30, 2002	15,285,704	15	64,037	81,156	(18)	145,190

Net income	—	—	—	19,681	—	19,681
Purchase of treasury stock	(15,000)	—	—	—	(134)	(134)
Issuance of treasury stock	17,349	—	(121)	(31)	152	—
Issuance of common stock	60,928	—	640	—	—	640
Shares issued upon exercise of stock options	52,705	—	624	—	—	624
Tax benefit of options exercised	—	—	55	—	—	55

BALANCE, September 30, 2003	15,401,686	15	65,235	100,806	—	166,056

Net income	—	—	—	26,298	—	26,298
Purchase of treasury stock	(32,000)	—	—	—	(678)	(678)
Issuance of treasury stock	2,000	—	—	(6)	60	54
Issuance of common stock	67,988	—	716	—	—	716
Shares issued upon exercise of stock options	271,338	1	2,964			2,965
Tax benefit of options exercised	—	—	1,410	—	—	1,410

BALANCE, September 30, 2004	15,711,012	$16	$70,325	$127,098	$(618)	$196,821

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,065	$19,681	$26,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,614	4,440	5,273
Deferred income taxes	1,570	1,001	180
(Gain) loss on sale of property and equipment	(70)	(29)	1
Tax benefit of options exercised	—	55	1,410
Other	80	275	80
(Increase) decrease in — Accounts receivable	(290)	(7,356)	(3,220)
Inventories	3,531	8,309	(110,369)
Prepaid expenses and other assets	(2,318)	148	(1,640)
Increase (decrease) in — Accounts payable	(1,681)	3,025	43,439
Customer deposits	1,967	732	5,989
Accrued expenses and other liabilities	(364)	(1,897)	2,608
Short-term borrowings	(18,942)	(1,186)	50,939

Net cash provided by operating activities	4,162	27,198	20,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(15,022)	(10,716)	(10,232)
Purchases of property and equipment	(7,516)	(8,988)	(10,174)
Proceeds from sale of property and equipment	287	258	235

Net cash used in investing activities	(22,251)	(19,446)	(20,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	13,100	—	3,200
Repayments on long-term debt	(1,037)	(2,422)	(2,426)
Purchase of treasury stock	—	(134)	(678)
Issuance of common stock	352	989	3,655

Net cash provided by (used in) financing activities	12,415	(1,567)	3,751

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(5,674)	6,185	4,568
CASH AND CASH EQUIVALENTS, beginning of period	9,997	4,323	10,508

CASH AND CASH EQUIVALENTS, end of period	$4,323	$10,508	$15,076

SUPPLEMENTAL DISCLOSURE INFORMATION
Assumption of debt (primarily inventory financing) in conjunction with businesses acquired and the purchase of property and equipment	$17,005	$3,000	$3,120

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer boat storage service, in certain locations. As of September 30, 2004, we operated through 67 retail locations in 16 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 65%, 65%, and 60% of our revenue in fiscal 2002, 2003, and 2004, respectively. We believe we represented approximately 10% of all Brunswick marine product sales during the same periods.

     We have entered into dealership agreements with Sea Ray, Boston Whaler, Meridian, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Ferretti Group and Bertram. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

     Each of our operating dealership subsidiaries that carry the Sea Ray product line is a party to a ten-year dealer agreement with Brunswick covering Sea Ray products, and is the exclusive dealer of Sea Ray boats in its geographic markets. The dealer agreement was entered into in 1998. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet. Our subsidiary, MarineMax International, LLC, is a party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.

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

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

2. ACQUISITIONS:

     We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the fiscal years ending September 30, 2002, 2003, and 2004.

     During April 2002, we acquired the net assets of Gulfwind Marine Partners, Inc. and Affiliates (Gulfwind), including related property and buildings, for approximately $16.0 million in cash, including acquisition costs, and assumed certain liabilities. Gulfwind operates sales and service facilities located in Sarasota, Venice, and Cape Haze, Florida. Gulfwind generated approximately $60.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expanded our ability to serve consumers in the west Florida boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The acquisition resulted in the recognition of approximately $6.2 million in tax deductible goodwill, including acquisition costs, and approximately $3.3 million in tax deductible indefinite-lived intangible assets (dealer agreements). Gulfwind has been included in our consolidated financial statements since the date of acquisition.

     During July 2002, we purchased inventory and certain equipment from the previous San Diego-based Sea Ray dealer (San Diego) for approximately $100,000 in cash, including acquisition costs, and assumed certain liabilities. The acquisition resulted in the recognition of approximately $100,000 in tax deductible goodwill, including acquisition costs. This purchase enhanced our ability to serve consumers in the western United States. San Diego has been included in our consolidated financial statements since the date of acquisition.

     During June 2003, we acquired substantially all the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $1.7 million in tax deductible goodwill, including acquisition costs, and approximately $900,000 in tax deducible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the western United States boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Based on these conditions and provisions, the fiscal 2004 earn out was approximately $2,500 and was accounted for as an adjustment to the recognized amount of tax deductible goodwill. Sundance Marine has been included in our consolidated financial statements since the date of acquisition.

     During September 2003, we acquired substantially all of the assets and assumed certain liabilities of Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc., a privately held boat dealership with locations in Ft. Walton Beach and Pensacola, Florida and Gulf Shores, Alabama, for approximately $2.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $600,000 in tax deductible goodwill, including acquisition costs, and approximately $300,000 in tax deductible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the Alabama and Florida panhandle boating communities. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. Killinger Marine has been included in our consolidated financial statements since the date of acquisition.

     During October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition resulted in the recognition of approximately $300,000 in tax deductible goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The asset purchase agreement contains an earn out provision, which may impact the final purchase price annually, based on the future profits of the location through September 2005, assuming certain conditions and provisions are met. Based on these conditions and provisions, there was no earn out for fiscal 2004. In August 2004, the earn out provisions were modified withdrawing the requirements for any future earn out payments. Emarine has been included in our consolidated financial statements since the date of acquisition.

     During June 2004, we acquired substantially all of the assets, including real estate, and assumed certain liabilities of Imperial Marine (Imperial), a privately held boat dealership with locations in Baltimore and the northern Chesapeake area of Maryland, for approximately $9.3 million in cash, including acquisition costs, and approximately $450,000 held in escrow. Imperial operates a highway location and a marina on the Gunpowder River. Imperial generated approximately $12.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Mid-Atlantic United States boating community. Additionally, the acquisition allows us to capitalize on Imperial’s market position and leverage our inventory management and inventory financing resources over the acquired locations. The acquisition resulted in the recognition of approximately $1.1 million in tax deductible goodwill, including acquisition costs, and approximately $580,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Imperial has been included in our consolidated financial statements since the date of acquisition.

     During June 2004, we purchased inventory, certain equipment and assumed certain liabilities from the previous Jacksonville, Florida based Sea Ray dealer (Jacksonville) for the sport boat and sport cruiser product lines for approximately $900,000 in cash, including acquisition costs. The purchase enhanced our ability to serve customers in the northeast Florida boating community by adding the sport boat and sport cruiser product lines to our existing Sea Ray product offerings. The acquisition resulted in the recognition of approximately $240,000 in tax deductible goodwill, including acquisition costs, and approximately $450,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Jacksonville has been included in our consolidated financial statements since the date of acquisition.

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

     Our unaudited pro forma consolidated results of operations, assuming all significant fiscal 2002 acquisitions had occurred at the beginning of the period presented, is as follows for the fiscal year ended September 30,

2002
(Amounts in thousands
except earnings per share)
Revenue	$566,036
Net income	$17,134
Basic earnings per share	$1.12
Diluted earnings per share	$1.10

     Pro forma results of operations have not been presented with respect to any of the fiscal 2003 or 2004 acquisitions, as the effects of those acquisitions were not significant on either an individual or an aggregate basis in the related acquisition year.

3. SIGNIFICANT ACCOUNTING POLICIES:

Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     We made interest payments of approximately $5.2 million, $5.2 million, and $6.5 million for the years ended September 30, 2002, 2003, and 2004, respectively, including interest on debt to finance our real estate holdings and new boat inventory. We made income tax payments of approximately $7.5 million, $9.1 million, and $16.2 million for the years ended September 30, 2002, 2003, and 2004, respectively.

Vendor Consideration Received

     We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Additionally, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses. We adopted EITF 02-16 during the quarter ended December 31, 2002 and determined that the standard impacted our accounting for certain consideration received from vendors beginning July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. As a result of applying this standard and reviewing our new and existing contracts during the years ended September 30, 2003 and 2004, interest assistance of approximately $700,000 and $4.8 million, respectively, was recorded as a reduction of inventory and cost of sales, with cost of sales decreasing by approximately $700,000 and $2.5 million during the years ended September 30, 2003 and 2004, respectively.

Inventories

     Inventory costs consist of the amount paid to acquire the inventory, the cost of equipment added, reconditioning costs and transportation costs relating to relocating inventory prior to sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Based on the agings of the inventories and our consideration of current market trends, we maintain a valuation allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2003 or 2004.

Property and Equipment

     Property and equipment are recorded at cost, net of accumulated depreciation, and are depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	3-10
Furniture and fixtures	5-10
Vehicles	5

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

Goodwill and Other Intangible Assets

     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination to be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early-adopt SFAS 142 as of the beginning of fiscal 2002.

     SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets as of the date of adoption. SFAS 142 also requires that we assess the impairment of identifiable intangible assets and goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

     There was no goodwill amortization expense for the fiscal years ended September 30, 2002, 2003, and 2004. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2003 and 2004.

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

Customer Deposits

     Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue upon delivery or acceptance of the related boats to customers.

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

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales and parts, service, and storage operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sale is recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2003 or 2004, is based on our experience with repayments or defaults on the related finance or insurance contracts.

     We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2003 or 2004, is based upon our experience with repayments or defaults on the service contracts.

Stock-Based Compensation

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation cost has been recognized in these consolidated financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the fair value method of accounting for stock options and stock purchases been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. In March 2003, we adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards No.148, “Accounting for Stock-Based Compensation - Transitions and Disclosure” (SFAS 148). Under SFAS 148, the pro forma disclosures of stock-based compensation, as if the fair value method had been used, are required in both annual and interim financial statements.

     Had compensation cost been determined using the fair value method described in SFAS 123, our net income and earnings per share, as reported would have been the following for the fiscal years ended September 30,

	2002	2003	2004
	(Amounts in thousands except earnings per share)
Net income as reported	$17,065	$19,681	$26,298
Compensation cost, net of related tax effects	$1,122	$1,215	$1,536

Pro forma net income	$15,943	$18,466	$24,762

Basic earnings per share:
As reported	$1.12	$1.28	$1.69

Pro forma	$1.04	$1.20	$1.59

Diluted earnings per share:
As reported	$1.10	$1.26	$1.58

Pro forma	$1.04	$1.20	$1.51

     See Note 12 – “Stock Option and Purchase Plans” for further discussion and assumptions used to calculate the above pro forma information.

Advertising and Promotional Costs

     Advertising and promotional costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against the related advertising expenses. Total advertising and promotional expenses approximated $7.0 million, $8.3 million and $10.0 million, net of related co-op assistance of approximately $1.4 million, $1.1 million and $1.8 million for the years ended September 30, 2002, 2003, and 2004, respectively.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R); is a revision to and supersedes Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which was issued in January 2003. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. Either FIN 46 or FIN 46(R) applies to variable interest entities or potential variable interest entities commonly referred to as special purpose entities by the end of the first fiscal year or interim period ending after December 15, 2003. FIN 46(R) applies to all variable interest entities by the end of the first fiscal year or interim period ending after March 15, 2004. We do not expect the issuance of FIN 46(R) to have a material impact on our consolidated financial statements.

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

Fair Value of Financial Instruments

     The carrying amount of our financial instruments approximates fair value due either to length of maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Use of Estimates and Assumptions

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.

4. ACCOUNTS RECEIVABLE:

     Trade receivables consist primarily of receivables from financial institutions, which provide funding for customer boat financing, and amounts due from financial institutions earned from arranging financing with our customers. These receivables are normally collected within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats, parts, service, and storage. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers’ warranties.

     The allowance for uncollectible receivables, which was not material to the consolidated financial statements taken as a whole as of September 30, 2003 or 2004, is based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. We review the allowance for uncollectible receivables when a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

     The accounts receivable balances consisted of the following as of September 30,

	2003	2004
	(Amounts in thousands)
Trade receivables	$14,453	$17,012
Amounts due from manufacturers	6,234	6,930
Other receivables	1,070	1,035

	$21,757	$24,977

5. INVENTORIES:

     Inventories consisted of the following as of September 30,

	2003	2004
	(Amounts in thousands)
New boats, motors and trailers	$134,200	$243,347
Used boats, motors and trailers	26,661	33,102
Parts, accessories and other	4,521	7,348

	$165,382	$283,797

6. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of September 30,

	2003	2004
	(Amounts in thousands)
Land	$22,174	$25,629
Buildings and improvements	43,302	51,948
Machinery and equipment	15,083	17,561
Furniture and fixtures	8,654	9,857
Vehicles	3,814	4,826

	93,027	109,821
Less — Accumulated depreciation	(21,128)	(25,314)

	$71,899	$84,507

7. GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination to be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 was effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We elected to early-adopt SFAS 142 as of the beginning of fiscal 2002.

     SFAS 142 required the completion of a transitional impairment test within six months from the date of initial adoption. We completed the transitional impairment test, which resulted in no impairment of goodwill or identifiable intangible assets as of the date of adoption. SFAS 142 also requires that we assess the impairment of identifiable intangible assets and goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

     The changes in the carrying amounts of identifiable intangible assets and net goodwill for the fiscal years ended September 30, were as follows:

		Identifiable
	Goodwill	Intangible Assets
	(Amounts in thousands)
Balance, September 30, 2002	$46,313	$3,276
Additions through acquisitions during the period	2,326	1,229

Balance, September 30, 2003	48,639	4,505
Additions through acquisitions during the period	1,683	1,035

Balance, September 30, 2004	$50,322	$5,540

8. SHORT-TERM BORROWINGS:

     In December 2001, we entered into a revolving credit facility with four financial institutions that provided us a line of credit with asset-based borrowing availability of up to $220 million. The facility also allowed us $20 million in traditional floorplan borrowings. The facility had a three-year term, with two one-year renewal options. During December 2002, we exercised one of the two one-year renewal options, which the bank approved, extending the maturity date to December 2005. The facility accrued interest at a rate of LIBOR plus 175 to 260 basis points, which was determined in accordance with a Performance Pricing grid, as defined in the credit facility. Borrowings under the facility were pursuant to a borrowing base formula and were used primarily for working capital and inventory financing.

     In January 2004, we amended the credit facility which extended the term of, added a lender to, and increased the borrowing availability under the credit facility. The expanded facility provides us with a line of credit with asset based borrowing availability of up to $260 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. As of September 30, 2004, we were in compliance with all of the covenants. With the extended term, the credit facility currently matures in December 2006, with two one-year renewal options remaining.

     Short-term borrowings as of September 30, 2003 and 2004 were $97.0 million and $153.0 million, respectively. The additional available borrowings under the credit facility at September 30, 2004 were approximately $65.9 million. At September 30, 2003 and 2004, the interest rate on the outstanding short-term borrowings was 2.9% and 3.4%, respectively. Generally, our short-term borrowings are collateralized by certain accounts receivable and inventories.

     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We adopted EITF 02-16 during the quarter ended December 31,

2002, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Note 3 — “Significant Accounting Policies - Vendor Consideration Received” for further discussion of the adoption of this standard.

9. LONG-TERM DEBT:

     Long-term debt consisted of the following as of September 30,

	2003	2004
	(Amounts in thousands)
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $800 to $9,000, bearing interest at rates ranging from 5.96% to 9.79%, maturing February 2006 through September 2006, collateralized by machinery, equipment, and real estate	$1,333	$1,268

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $25,800 to $51,000, bearing interest at rates ranging from 3.34% to 3.79%, maturing May 2007 through July 2014, collateralized by certain vehicles and machinery, equipment, and real estate	8,002	13,210

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $37,600 to $59,700, bearing interest at a rates ranging from 6.75% to 7.75%, maturing September 2010 through July 2012, collateralized by certain vehicles and machinery, equipment, and real estate	13,088	11,759

	22,343	26,237
Less — Current maturities	(2,344)	(2,885)

	$19,999	$23,352

     The aggregate maturities of long-term debt were as follows at September 30, 2004:

(Amounts in thousands)
2005	$2,885
2006	3,020
2007	3,054
2008	2,999
2009	3,157
Thereafter	11,122

Total	$26,237

10. INCOME TAXES:

     The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2002	2003	2004
	(Amounts in thousands)
Current provision:
Federal	$8,243	$10,074	$14,310
State	870	1,246	1,636

Total current provision	9,113	11,320	15,946

Deferred provision:
Federal	$1,427	$910	$164
State	143	91	16

Total deferred provision	1,570	1,001	180

Total income tax provision	$10,683	$12,321	$16,126

     Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2002	2003	2004
Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.3%	3.5%	2.8%
Other	0.2%	0.0%	0.2%

Effective tax rate	38.5%	38.5%	38.0%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes as of September 30, were as follows:

	2003	2004
	(Amounts in thousands)
Current deferred tax assets (liabilities):
Inventories	$(38)	$1,073
Accrued expenses	1,566	2,392

Net current deferred tax assets	$1,528	$3,465

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(6,912)	$(9,052)
Other	111	134

Net long-term deferred tax liabilities	$(6,801)	$(8,918)

     As of September 30, 2004, we estimated that it is more likely than not that we will recognize the benefit of our deferred tax assets and, accordingly, no valuation allowance has been recorded.

11. STOCKHOLDERS’ EQUITY:

     In November 2000, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 300,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. As of September 30, 2004, we have purchased an aggregate of 128,413 shares of common stock under the plan for an aggregate purchase price of approximately $1.3 million. As of September 30, 2004, 89,611 and 8,802 of those repurchased shares have been reissued in conjunction with our Employee Stock Purchase Plan and our Incentive Stock Plan, respectively.

12. STOCK OPTION AND PURCHASE PLANS:

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

	2002	2003	2004
Risk-free interest rate	5.4%	5.1%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5.4 years	5.4 years	5.4 years
Volatility	38.8%	40.7%	41.9%

     Using these assumptions, the fair value of the stock options granted as of September 30, 2002, 2003, and 2004 was approximately $10.0 million, $11.6 million, and $15.2 million, respectively, which would be amortized as compensation expense over the vesting period of the options.

     A summary of the status of our stock option plans for the fiscal years ended September 30, was as follows:

	2002		2003		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding beginning of year	2,273,209	$10.85	2,376,446	$10.55	2,324,669	$10.31
Granted	356,160	$8.84	395,800	$9.96	514,594	$18.56
Exercised	(5,771)	$12.50	(52,705)	$11.85	(271,338)	$11.51
Forfeited	(247,152)	$10.69	(394,872)	$11.24	(122,845)	$9.91

Outstanding end of year	2,376,446	$10.55	2,324,669	$10.31	2,446,095	$11.92

     The following table summarizes information about outstanding and exercisable stock options at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise		Contractual Life in	Exercise		Exercise
Prices	Options	Years	Price	Options	Price
$ 7.00 - 11.00	1,205,658	6.3	$8.73	306,043	$9.03
$11.01 - 15.00	760,937	4.4	$12.57	510,128	$12.53
$15.01 - 19.00	396,500	8.9	$17.80	—	$—
$19.01 - 23.00	38,500	9.5	$20.41	—	$—
$23.01 - 27.00	18,500	9.5	$25.85	—	$—
$27.01 - 31.00	26,000	9.6	$28.51	—	$—

	2,446,095	6.3	$11.92	816,171	$11.21

     Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.

     During the fiscal year ended September 30, 2004, all warrants issued in conjunction with the fiscal 1999 Boating World acquisition were exercised. The warrants enabled the holder to purchase 40,000 shares of our common stock at $15.00 per share.

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

	2002	2003	2004
Weighted average common shares outstanding used in calculating basic earnings per share	15,270,827	15,337,873	15,585,314
Effect of dilutive options	270,146	333,597	1,080,793

Weighted average common and common equivalent shares used in calculating diluted earnings per share	15,540,973	15,671,470	16,666,107

     Options to purchase 1,136,201, 860,905, and 17,460 shares of common stock were outstanding as of September 30, 2002, 2003, and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

14. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

     We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $6.5 million, $7.2 million, and $8.9 million for the fiscal years ended September 30, 2002, 2003, and 2004, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $367,000 and $385,000 for the fiscal years ended September 30, 2003 and 2004, respectively. There were no rental payments to related parties for the fiscal year ended September 30, 2002.

     The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2003 and 2004, represent rental payments for buildings to an entity partially owned by an officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

     Future minimum lease payments under non-cancelable operating leases at September 30, 2004, were as follows:

(Amounts in thousands)
2005	$6,546
2006	5,708
2007	5,264
2008	4,135
2009	1,304
Thereafter	1,711

Total	$24,668

Other Commitments and Contingencies

     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not determinable at September 30, 2004. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

     We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

15. EMPLOYEE 401(k) PROFIT SHARING PLANS:

     Effective January 1, 2001, we amended our 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participants’ compensation. We contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $700,000 to approximately $1.1 million for the fiscal years ended September 30, 2002, 2003, and 2004.

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

     The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.