Form 10-Q
period 2004-12-31
MARINEMAX INC
filed 2005-02-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

Commission File No. 1-14173

MARINEMAX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3496957 (I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300 Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)

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

Yes ☑                     No ☐

The number of outstanding shares of the registrant’s Common Stock on January 24, 2005 was 15,979,728.

MARINEMAX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands, except share and per share data)

	Three Months Ended
	December 31,

	2003	2004

Revenue	$156,659	$184,188
Cost of sales	121,559	140,064

Gross profit	35,100	44,124

Selling, general, and administrative expenses	30,015	37,140

Income from operations	5,085	6,984

Interest expense	1,459	2,384

Income before income tax provision	3,626	4,600

Income tax provision	1,396	1,771

Net income	$2,230	$2,829

Basic net income per common share	$0.14	$0.18

Diluted net income per common share	$0.14	$0.17

Weighted average number of common shares used in computing net income per common share:
Basic	15,444,082	15,811,616

Diluted	16,280,368	16,959,020

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2004	2004
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,076	$9,501
Accounts receivable, net	24,977	18,043
Inventories, net	283,797	332,136
Prepaid expenses and other current assets	5,966	5,969
Deferred tax assets	3,465	3,086

Total current assets	333,281	368,735

Property and equipment, net	84,507	86,288
Goodwill and other intangible assets, net	55,862	56,101
Other long-term assets	709	828

Total assets	$474,359	$511,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$55,841	$12,220
Customer deposits	15,917	9,980
Accrued expenses	17,625	18,776
Short-term borrowings	153,000	234,000
Current maturities of long-term debt	2,885	3,127

Total current liabilities	245,268	278,103

Deferred tax liabilities	8,918	9,442
Long-term debt, net of current maturities	23,352	22,341

Total liabilities	277,538	309,886

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2004 and December 31, 2004	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,711,012 and 15,949,329 shares issued and outstanding at September 30, 2004 and December 31, 2004, respectively	16	16
Additional paid-in capital	70,325	75,712
Deferred stock compensation	—	(2,971)
Retained earnings	127,098	129,927
Treasury stock, at cost, 30,000 shares held at September 30, 2004 and December 31, 2004	(618)	(618)

Total stockholders’ equity	196,821	202,066

Total liabilities and stockholders’ equity	$474,359	$511,952

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited amounts in thousands, except share data)

			Additional	Deferred			Total
	Common Stock		Paid-in	Stock	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity

BALANCE, September 30, 2004	15,711,012	$16	$70,325	$—	$127,098	$(618)	$196,821

Net income	—	—	—	—	2,829	—	2,829
Shares issued under employee stock purchase plan	25,319	—	485	—	—	—	485
Shares issued upon exercise of stock options	107,821	—	1,220	—	—	—	1,220
Stock-based compensation	105,177	—	3,082	(3,027)	—	—	55
Amortization of deferred stock compensation	—	—	—	56	—	—	56
Tax benefit of options exercised	—	—	600	—	—	—	600

BALANCE, December 31, 2004	15,949,329	$16	$75,712	$(2,971)	$129,927	$(618)	$202,066

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Three Months Ended
	December 31,

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,230	$2,829
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,436	1,208
Deferred income tax provision	375	903
Gain on sale of property and equipment	(13)	(1)
Stock-based compensation expense	25	111
Tax benefit of options exercised	—	600
Decrease / (increase) in —
Accounts receivable, net	5,426	6,934
Inventories, net	(104,237)	(46,461)
Prepaid expenses and other assets	248	(116)
(Decrease) / increase in —
Accounts payable	(711)	(43,647)
Customer deposits	3,359	(5,937)
Accrued expenses	(220)	1,151
Short-term borrowings	94,519	79,396

Net cash provided by / (used in) operating activities	2,437	(3,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business acquisitions, net of cash acquired	(266)	(493)
Purchases of property and equipment	(3,703)	(2,988)
Proceeds from sale of property and equipment	16	—

Net cash used in investing activities	(3,953)	(3,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	345	1,705
Repayments of long-term debt	(577)	(769)

Net cash (used in) / provided by financing activities	(232)	936

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,748)	(5,575)
CASH AND CASH EQUIVALENTS, beginning of period	10,508	15,076

CASH AND CASH EQUIVALENTS, end of period	$8,760	$9,501

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,433	$2,394
Income taxes	$2,551	$119

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Background

     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer boat storage service in certain locations. As of December 31, 2004, we operated through 67 retail locations in 16 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts. Sales of new Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts, each of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 60% of our revenue in fiscal 2004. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2004 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have the distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.

     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, the Ferretti Group, and Bertram, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

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

2. Basis of Presentation

     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

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

3. New Accounting Pronouncements

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosures that were allowed as an alternative to financial statement recognition. Statement 123(R) is effective the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will implement the revised standard in the fourth quarter of fiscal 2005 under the “modified prospective” method. We are currently assessing the implications of this revised standard, which, based on current estimates, will result in an estimated $0.03 reduction in earnings per diluted share in the fourth quarter of fiscal 2005.

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

     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements of dealerships that we have acquired, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

     The carrying amounts of goodwill and identifiable intangible assets, for the three months ended December 31, 2004 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets
Balance, September 30, 2004	$50,322	$5,540
Additions during the period	178	61

Balance, December 31, 2004	$50,500	$5,601

5. Short-Term Borrowings

     We have a credit facility with leading financial institutions that provides us with a line of credit with asset-based borrowing availability of up to $260 million for working capital and inventory financing, which is determined pursuant to a borrowing base formula. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the credit facility and matures in December 2006, with two one-year renewal options remaining. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. As of December 31, 2004, we were in compliance with all of the credit facility covenants.

6. Stockholders’ Equity

     We issued a total of 238,317 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the three months ended December 31, 2004. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

7. Stock-Based Compensation

     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We apply the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148), which allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects of compensation expense had the fair value method of accounting for stock-based compensation been adopted. Under APB 25, no compensation expense has been recognized as the exercise price of our employee stock options has been in excess of, or equal to, the market price of the underlying stock on the grant date. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model.

     During December 2004, we granted nonvested common stock awards (restricted stock) to key employees pursuant to the 1998 Incentive Stock Plan. The awards are accounted for using the measurement and recognition principles of APB 25, and therefore, unearned compensation is measured at the date of grant and recognized as compensation expense over the vesting period. Shares awarded during December 2004 will vest after four years. At December 2004, approximately $3.0 million of unearned compensation remains to be recognized. For the three months ended December 31, 2004, we recorded approximately $56,000 of stock-based compensation expense in selling, general, and administrative expenses related to the restricted stock awards.

     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported, would have been the following for the three months ended December 31, (amounts in thousands, except per share data):

	2003	2004
Net income as reported	$2,230	$2,829
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(350)	(440)

Pro forma net income	$1,880	$2,423

Basic earnings per share:
As reported	$0.14	$0.18

Pro forma	$0.12	$0.15

Diluted earnings per share:
As reported	$0.14	$0.17

Pro forma	$0.12	$0.14

8. Earnings Per Share

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the three months ended December 31,

	2003	2004
Weighted average common shares outstanding used in calculating basic earnings per share	15,444,082	15,811,616

Effect of dilutive options and restricted stock	836,286	1,147,404

Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,280,368	16,959,020

     Options to purchase 267,788 and 25,225 shares of common stock as of December 31, 2003 and December 31, 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

9. Subsequent Event

     During January 2005, we filed a Registration Statement on Form S-3 (Reg. No. 333-122091) that has been declared effective, under which we and the selling stockholder may offer and sell from time to time up to 1,500,000 and 1,861,200 shares, respectively, of our common stock at prices and on terms to be determined at or prior to the time of sale. We and the selling stockholder may offer and sell shares of our common stock, in the same offering or in separate offerings, to or through underwriters, dealers, and agents or directly to purchasers. The names of any underwriters, dealers, or agents involved in the sale of our common stock and their compensation will be described in an accompanying prospectus supplement at the time of any sale of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

General

     We are the largest recreational boat retailer in the United States with fiscal year 2004 revenue exceeding $762.0 million. Through our current 68 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

     We were incorporated in January 1998. We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 18 additional recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, that was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2004 or December 31, 2004. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to $50.5 million and $5.6 million, respectively, as of December 31, 2004. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

Impairment of Long-Lived Assets

     We review property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards No.144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets in connection with SFAS 144.

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

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Consolidated Results of Operations

     The following discussion compares the three months ended December 31, 2004 to the three months ended December 31, 2003 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Revenue. Revenue increased $27.5 million, or 17.6%, to $184.2 million for the three months ended December 31, 2004 from $156.7 million for the three months ended December 31, 2003. Of this increase, $1.6 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $25.9 million was attributable to a 17.0% growth in comparable-store sales for the three months ended December 31, 2004. The increase in comparable-store sales for the three months ended December 31, 2004 resulted primarily from an increase of approximately $23.1 million in boat sales, including approximately $16.6 million of sales from the addition and expansion of product lines over the last 18 months. This increase in boat sales helped generate an increase in revenue from our finance, insurance, parts, and service products of approximately $2.8 million.

     Gross Profit. Gross profit increased $9.0 million, or 25.7% to $44.1 million for the three months ended December 31, 2004 from $35.1 million for the three months ended December 31, 2003. Gross profit as a percentage of revenue increased to 24.0% for the three months ended December 31, 2004 from 22.4% for the three months ended December 31, 2003. The increase was primarily attributable to an increase in gross margins on boat sales, incremental improvements in parts and service revenues, which generally yield higher gross margins than boat sales, and manufacturer programs in place for the three months ended December 31, 2004, which were not available for the three months ended December 31, 2003. The increase in gross profit as a percentage of revenue was partially offset by an increase in yacht sales, which generally yield lower gross margins than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.1 million, or 23.7%, to $37.1 million for the three months ended December 31, 2004 from $30.0 million for the three months ended December 31, 2003. Selling, general, and administrative expenses as a percentage of revenue increased 100 basis points to 20.2% for the three months ended December 31, 2004 from 19.2% for the three months ended December 31, 2003. The increase in selling, general, and administrative expenses as a percentage of revenue was attributable to an approximate 25 basis point increase in stores opened or acquired that were not eligible for inclusion in the comparable-store base and an approximate 75 basis point increase in comparable-store sales. The additional expenses incurred by our comparable-store locations consisted of an approximate $3.5 million increase in personnel costs and an approximate $1.0 million increase in marketing expenses associated with the increase in our overall performance, and an approximate $700,000 increase in inventory maintenance costs related to increased levels of inventory.

     Interest Expense. Interest expense increased $925,000, or 63.4%, to $2.4 million for the three months ended December 31, 2004 from $1.5 million for the three months ended December 31, 2003. Interest expense as a percentage of revenue increased to 1.3% for the three months ended December 31, 2004 from 0.9% for the three months ended December 31, 2003. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages which accounted for approximately $600,000 of the increase, coupled with a less favorable interest rate environment which accounted for approximately $300,000.

     Income Tax Provision. Income taxes increased $375,000, or 26.9%, to $1.8 million for the three months ended December 31, 2004 from $1.4 million for the three months ended December 31, 2003 as a result of increased earnings. Our effective income tax rate remained constant at 38.5%.

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

     For the three months ended December 31, 2003, we generated cash flows from operating activities of approximately $2.4 million. For the three months ended December 31, 2004, cash used in operating activities was approximately $3.0 million. For the three months ended December 31, 2003, in addition to net income, cash provided by operating activities was primarily attributable to a decrease in accounts receivable due to seasonality, partially offset by our inventory management, including the management of inventory financing. For the three months ended December 31, 2004, cash used in operating activities was primarily used to decrease the accounts payable to our manufacturers, partially offset by our inventory management, including the management of inventory financing on short-term borrowings.

     For the three months ended December 31, 2003 and 2004, cash used in investing activities was approximately $4.0 million and $3.5 million, respectively. Cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving existing retail facilities.

     For the three months ended December 31, 2003, cash used in financing activities was approximately $232,000. For the three months ended December 31, 2004, cash provided by financing activities was approximately $1.0 million. For the three months ended December 31, 2003, cash used in financing activities was primarily attributable to repayments on long-term debt, partially offset by common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan. For the three months ended December 31, 2004, cash provided by financing was primarily attributable to common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt.

     As of December 31, 2004, our indebtedness totaled approximately $259.5 million, of which approximately $25.5 million was associated with our real estate holdings and approximately $234.0 million was associated with financing our inventory and working capital needs. At December 31, 2003 and 2004, the interest rate on the outstanding short-term borrowings was 2.9% and 4.0%, respectively. At December 31, 2004, our additional available borrowings under our credit facility were approximately $26.0 million.

     We have a credit facility with leading financial institutions that provides us with a line of credit with asset-based borrowing availability of up to $260 million for working capital and inventory financing, which is determined pursuant to a borrowing base formula. The credit facility accrues interest at a rate of LIBOR plus 175 to 260 basis points, which is determined in accordance with a Performance Pricing grid, as defined in the credit facility and matures in December 2006, with two one-year renewal options remaining. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. As of December 31, 2004, we were in compliance with all of the credit facility covenants.

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

     We issued a total of 238,317 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the three months ended December 31, 2004 in exchange for approximately $1.7 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

     Quarterly results may be affected by large boat sales, manufacturer incentive programs, and economic and weather conditions, which can create significant quarter-to-quarter fluctuations. For example, we believe our results in the first quarter of fiscal 2005 benefited from a shift in business from the fourth quarter of fiscal 2004, as a result of sales delayed by hurricanes in Florida as well as a possible acceleration of business from future quarters due to manufacturers’ incentives and other factors. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2004, approximately 95.1% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At December 31, 2004, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $2.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase; particularly as our revenue from the Ferretti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We do not currently intend to engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

10.19†	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
February 9, 2005	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.19†	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.