Form 10-Q
period 2005-03-31
MARINEMAX INC
filed 2005-05-05
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

Commission File No. 1-14173

MARINEMAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300 Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)

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

Yes ☑                     No ☐

The number of outstanding shares of the registrant’s Common Stock on April 22, 2005 was 17,540,745.

MARINEMAX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Revenue	$202,316	$228,384	$358,975	$412,572
Cost of sales	157,160	173,368	278,720	313,432

Gross profit	45,156	55,016	80,255	99,140

Selling, general, and administrative expenses	34,269	40,921	64,285	78,061

Income from operations	10,887	14,095	15,970	21,079

Interest expense	1,701	2,704	3,159	5,088

Income before income tax provision	9,186	11,391	12,811	15,991

Income tax provision	3,536	4,385	4,932	6,156
Net income	$5,650	$7,006	$7,879	$9,835

Basic net income per common share	$0.36	$0.42	$0.51	$0.61

Diluted net income per common share	$0.34	$0.39	$0.48	$0.57

Weighted average number of common shares used in computing net income per common share:
Basic	15,520,381	16,505,919	15,482,023	16,137,974

Diluted	16,728,845	17,834,520	16,504,398	17,392,389

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2004	2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,076	$20,928
Accounts receivable, net	24,977	32,374
Inventories, net	283,797	354,664
Prepaid expenses and other current assets	5,966	5,046
Deferred tax assets	3,465	3,873

Total current assets	333,281	416,885

Property and equipment, net	84,507	88,164
Goodwill and other intangible assets, net	55,862	56,177
Other long-term assets	709	658

Total assets	$474,359	$561,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,841	$69,505
Customer deposits	15,917	23,426
Accrued expenses	17,625	23,668
Short-term borrowings	153,000	155,000
Current maturities of long-term debt	2,885	3,116

Total current liabilities	245,268	274,715

Deferred tax liabilities	8,918	9,982
Long-term debt, net of current maturities	23,352	21,322

Total liabilities	277,538	306,019

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2004 and March 31, 2005	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,711,012 and 17,510,836 shares issued and outstanding at September 30, 2004 and March 31, 2005, respectively	16	18
Additional paid-in capital	70,325	122,307
Deferred stock compensation	—	(2,775)
Retained earnings	127,098	136,933
Treasury stock, at cost, 30,000 shares held at September 30, 2004 and March 31, 2005	(618)	(618)

Total stockholders’ equity	196,821	255,865

Total liabilities and stockholders’ equity	$474,359	$561,884

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited amounts in thousands, except share data)

			Additional	Deferred			Total
	Common Stock		Paid-in	Stock	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity
BALANCE, September 30, 2004	15,711,012	$16	$70,325	$—	$127,098	$(618)	$196,821

Net income	—	—	—	—	9,835	—	9,835
Shares issued under employee stock purchase plan	25,319	—	485	—	—	—	485
Shares issued upon exercise of stock options	239,524	—	2,659	—	—	—	2,659
Shares issued through public offering	1,429,000	2	44,033	—	—	—	44,035
Stock based compensation	105,981	—	3,107	(3,027)	—	—	80
Amortization of deferred stock compensation	—	—	—	252	—	—	252
Tax benefit of options exercised	—	—	1,698	—	—	—	1,698

BALANCE, March 31, 2005	17,510,836	$18	$122,307	$(2,775)	$136,933	$(618)	$255,865

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Six Months Ended
	March 31,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:	$7,879	$9,835
Net income
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,614	2,454
Deferred income tax provision	413	656
(Gain) / loss on sale of property and equipment	(12)	3
Stock-based compensation expense	50	332
Tax benefit of options exercised	—	1,698
(Increase) / decrease in —
Accounts receivable, net	(1,834)	(7,397)
Inventories, net	(115,495)	(68,102)
Prepaid expenses and other assets	1,413	977
Increase / (decrease) in —
Accounts payable	37,239	13,639
Customer deposits	4,816	7,509
Accrued expenses	4,149	6,044
Short-term borrowings (repayments)	71,519	(429)

Net cash provided by / (used in) operating activities	12,751	(32,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,627)	(6,136)
Net cash used in business acquisitions	(340)	(643)
Proceeds from sale of property and equipment	104	32

Net cash used in investing activities	(6,863)	(6,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through public offering	—	44,035
Net proceeds from issuance of common stock under option and employee purchase plans	1,935	3,144
Repayments of long-term debt	(1,163)	(1,799)

Net cash provided by financing activities	772	45,380

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,660	5,852
CASH AND CASH EQUIVALENTS, beginning of period	10,508	15,076

CASH AND CASH EQUIVALENTS, end of period	$17,168	$20,928

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,230	$4,695
Income taxes	$4,699	$622

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Background

     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories, and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2005, we operated through 68 retail locations in 16 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Texas, and Utah.

     We are the nation’s largest retailer of Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts. Sales of new Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 60% of our revenue in fiscal 2004. Brunswick is the world’s largest manufacturer of pleasure boats and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 34% of its new Sea Ray boat sales, during our 2004 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and we operate as the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah.

     We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, Custom Line, and CRN mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We believe the brands we have added offer a migration for our existing customer base or fill a void in our product offerings and accordingly will not compete with or cannibalize the business generated from our other prominent brands.

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

The operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

3. New Accounting Pronouncements

     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosures that were allowed as an alternative to financial statement recognition. Statement 123(R) was originally effective the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) issued a new rule that amends the effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal 2006, under the “modified prospective” method. Based on this revised effective date, there will not be a reduction in earnings per diluted share in the fourth quarter of fiscal 2005. We are currently assessing the implications of this revised standard and the effect it will have on our results of operations in the first quarter of fiscal 2006 and thereafter.

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

     The carrying amounts of goodwill and identifiable intangible assets as of March 31, 2005 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets
Balance, September 30, 2004	$50,322	$5,540
Additions during the period	182	133

Balance, March 31, 2005	$50,504	$5,673

     Goodwill and identifiable intangible asset additions during the period relate to the finalizing of purchase price allocations on recently completed acquisitions whose effects were not significant on either an individual or an aggregate basis.

5. Short-Term Borrowings

     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in January 2008, with two one-year renewal options remaining. As of March 31, 2005, we were in compliance with all of the credit facility covenants.

     The credit facility replaces our previous credit facility with the same financial institutions, which provided for borrowings of up to $260 million and permitted $20 million in approved-vendor floorplan borrowings. The previous credit facility bore interest at a rate of LIBOR plus 175 to 260 basis points. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The previous credit facility was scheduled to mature in December 2006, with two one-year renewal options remaining.

6. Stockholders’ Equity

     We issued a total of 370,824 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the six months ended March 31, 2005. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

     During February 2005, we sold and issued through a public offering, approximately 1.4 million shares of common stock at $32.75 per share, resulting in net proceeds of approximately $44.0 million. The shares were sold in conjunction with the sale of approximately 1.9 million shares of common stock by a stockholder at $32.75 per share. These shares were registered under a Registration Statement on Form S-3 (Reg. No. 333-122091) filed with the SEC on January 18, 2005 and declared effective by the SEC on January 25, 2005. We used the proceeds from the sale of shares for general corporate purposes, including the repayment of short-term indebtedness.

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

     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported, would have been the following (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net income as reported	$5,650	$7,006	$7,879	$9,835
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects	—	121	—	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(380)	(558)	(716)	(997)

Pro forma net income	$5,270	$6,569	$7,163	$8,993

Basic earnings per share:
As reported	$0.36	$0.42	$0.51	$0.61

Pro forma	$0.34	$0.40	$0.46	$0.56

Diluted earnings per share:
As reported	$0.34	$0.39	$0.48	$0.57

Pro forma	$0.32	$0.37	$0.44	$0.52

     During December 2004, we granted nonvested common stock awards (restricted stock) to key employees pursuant to the 1998 Incentive Stock Plan. The awards are accounted for using the measurement and recognition principles of APB 25, and therefore, unearned compensation is measured at the date of grant and recognized as compensation expense over the vesting period. Shares awarded during December 2004 will vest after four years. At March 31, 2005, approximately $2.8 million of unearned compensation remains to be recognized in selling, general, and administrative expenses on a straight line basis over the remaining vesting period of the restricted stock awards. For the six months ended March 31, 2005, we recorded approximately $252,000 of stock-based compensation expense in selling, general, and administrative expenses related to the restricted stock awards.

8. Earnings Per Share

     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Weighed average common shares outstanding used in calculating basic earnings per share	15,520,381	16,505,919	15,482,023	16,137,974

Effect of dilutive options	1,208,464	1,328,601	1,022,375	1,254,415

Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,728,845	17,834,520	16,504,398	17,392,389

     Options to purchase 445 and 433 shares of common stock as of March 31, 2004 and March 31, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

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

General

     We are the largest recreational boat retailer in the United States with fiscal 2004 revenue exceeding $762.0 million. Through our current 68 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.

     We were incorporated in January 1998. We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

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

Revenue Recognition

     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight line basis over the term of the slip or storage agreement. Commissions earned by us for placing notes with financial institutions in connection with customer boat financing are recognized when the related boat sales are recognized. Marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies are recognized at the later of customer acceptance of the insurance product, as evidenced by contract execution, or when the related boat sale is recognized. Commissions earned on extended warranty service contracts sold on behalf of third-party companies are recognized at the later of customer acceptance of the service contract terms, as evidenced by contract execution, or when the related boat sale is recognized.

     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2004 or March 31, 2005. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

Vendor Consideration Received

     We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales. Additionally, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses.

Inventories

     Inventory costs consist of the amount paid to acquire the inventory, the cost of equipment added, reconditioning costs, and transportation costs relating to relocating inventory prior to sale. New and used boat inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. Further reductions may be required if events occur and market conditions change, causing the fair value to fall below carrying value.

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

     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to $50.5 million and $5.7 million, respectively, as of March 31, 2005. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

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

Consolidated Results of Operations

     The following discussion compares the three and six months ended March 31, 2005 to the three and six months ended March 31, 2004 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

     Revenue. Revenue increased $26.1 million, or 12.9%, to $228.4 million for the three months ended March 31, 2005 from $202.3 million for the three months ended March 31, 2004. Of this increase, $3.0 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $23.1 million was attributable to a 11.4% growth in comparable-store sales. The increase in comparable-store sales for the three months ended March 31, 2005 resulted primarily from an increase of approximately $21.9 million in boat sales, partially offset by a decrease in yacht sales due to the variable timing of such yacht sales. This increase in boat sales on a comparable-store basis helped generate an increase in revenue from our parts, finance, insurance, and service products of approximately $2.4 million.

     Gross Profit. Gross profit increased $9.8 million, or 21.8% to $55.0 million for the three months ended March 31, 2005 from $45.2 million for the three months ended March 31, 2004. Gross profit as a percentage of revenue increased to 24.1% for the three months ended March 31, 2005 from 22.3% for the three months ended March 31, 2004. The increase was primarily attributable to an increase in gross margins on boat sales. The increase in gross margins on boat sales was partially driven by an increase in manufacturer programs in place for the three months ended March 31, 2005 versus the three months ended March 31, 2004. The remainder of the gross profit increase was attributable to incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross margins than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.6 million, or 19.4%, to $40.9 million for the three months ended March 31, 2005 from $34.3 million for the three months ended March 31, 2004. Selling, general, and administrative expenses as a percentage of revenue increased

100 basis points to 17.9% for the three months ended March 31, 2005 from 16.9% for the three months ended March 31, 2004. This increase as a percentage of revenue was attributable to an approximate 90 basis point increase in our comparable-stores selling, general, and administrative expenses. The approximate $1.8 million increase incurred by our comparable-store locations consisted of increases in personnel costs associated with increases in our overall performance and levels of operations, increases in marketing expenses associated with achieving our level of comparable-store sales growth and the addition and expansion of various product lines over the last 18 months, and increases in inventory maintenance costs related to increased levels of inventory to support our increase in comparable-store sales and the addition and expansion of various product lines. An approximate 10 basis point increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base as these stores operate at a higher expense structure than our other locations.

     Interest Expense. Interest expense increased $1.0 million, or 59.0%, to $2.7 million for the three months ended March 31, 2005 from $1.7 million for the three months ended March 31, 2004. Interest expense as a percentage of revenue increased to 1.2% for the three months ended March 31, 2005 from 0.8% for the three months ended March 31, 2004. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $300,000 of the increase, coupled with a less favorable interest rate environment, which accounted for approximately $700,000.

     Income Tax Provision. Income taxes increased $900,000, or 24.0%, to $4.4 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004 as a result of increased earnings. Our effective income tax rate remained constant at 38.5%.

Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

     Revenue. Revenue increased $53.6 million, or 14.9%, to $412.6 million for the six months ended March 31, 2005 from $359.0 million for the six months ended March 31, 2004. Of this increase, approximately $4.7 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and approximately $48.9 million was attributable to a 13.6% growth in comparable-store sales. The increase in comparable-store sales for the six months ended March 31, 2005 resulted primarily from an increase of approximately $43.7 million in boat sales, including approximately $26.7 million of sales from the addition and expansion of product lines over the last 18 months. This increase in boat sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $5.2 million.

     Gross Profit. Gross profit increased $18.8 million, or 23.5%, to $99.1 million for the six months ended March 31, 2005 from $80.3 million for the six months ended March 31, 2004. Gross profit as a percentage of revenue increased to 24.0% for the six months ended March 31, 2005 from 22.4% for the six months ended March 31, 2004. This increase was primarily attributable to an increase in gross margins on boat sales and improvements in service, finance, insurance, parts, and brokerage revenues, which generally yield higher gross margins than boat sales. The increase in gross profit was partially offset by an increase in yacht sales, which generally yield lower gross margins than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $13.8 million, or 21.4%, to $78.1 million for the six months ended March 31, 2005 from $64.3 million for the six months ended March 31, 2004. Selling, general, and administrative expenses as a percentage of revenue increased 100 basis points to 18.9% for the six months ended March 31, 2005 from 17.9% for the six months ended March 31, 2004. This increase as a percentage of revenue was attributable to an approximate 85 basis point increase in our comparable-stores selling, general, and administrative expenses. The approximate $3.6 million increase incurred by our comparable-store locations consisted of increases in personnel costs associated with increases in our overall performance and levels of operations, increases in marketing expenses associated with achieving our level of comparable-store sales growth and the addition and expansion of various product lines over the last 18 months, and increases in inventory maintenance costs related to support our increase in comparable-store sales and the addition and expansion of various product lines. These increases were partially offset by the leveraging of certain fixed expenses related to our comparable-store sales increase. An approximate 15 basis point increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base as these stores operate at a higher expense structure than our other locations.

     Interest Expense. Interest expense increased $1.9 million, or 61.1%, to $5.1 million for the six months ended March 31, 2005 from $3.2 million for the six months ended March 31, 2004. Interest expense as a percentage of revenue increased to 1.2% for the six months ended March 31, 2005 from 0.9% for the six months ended March 31, 2004. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $1.0 million of the increase, coupled with a less favorable interest rate environment, which accounted for approximately $900,000.

     Income Tax Provision. Income taxes increased $1.2 million, or 24.8%, to $6.2 million for the six months ended March 31, 2005 from $4.9 million for the six months ended March 31, 2004. Our effective income tax rate remained constant at 38.5%.

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

     For the six months ended March 31, 2004, cash provided by operating activities was approximately $12.8 million. For the six months ended March 31, 2005, cash used in operating activities was approximately $32.8 million. For the six months ended March 31, 2004, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing on short-term borrowings and an increase in accounts payable due to the timing of certain payments to our manufacturers. For the six months ended March 31, 2005, cash used in operating activities was due primarily to increases in inventories to ensure appropriate inventory levels moving into the spring and summer boating season and in repayments on our short-term borrowings as a result of the use of proceeds from the issuance of common shares through the February 2005 public offering, partially offset by net income and an increase in accounts payable due to the timing of certain payments to our manufacturers.

     For the six months ended March 31, 2004 and 2005, cash used in investing activities was approximately $6.9 million and $6.7 million, respectively. Cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in business acquisitions.

     For the six months ended March 31, 2004 and 2005, cash provided by financing activities was approximately $800,000 and $45.4 million, respectively. For the six months ended March 31, 2004, cash provided by financing activities was primarily attributable to proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on long-term debt. For the six months ended March 31, 2005, cash provided by financing activities was primarily attributable to common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt.

     As of March 31, 2005, our indebtedness totaled approximately $179.4 million, of which approximately $24.4 million was associated with our real estate holdings and approximately $155.0 million was associated with financing our inventory and working capital needs. At March 31, 2004 and 2005, the interest rate on the outstanding short-term borrowings was 2.8% and 4.2%, respectively. At March 31, 2005, our additional available borrowings under our credit facility were approximately $153.0 million.

     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of March 31, 2005, we were in compliance with all of the credit facility covenants.

     The credit facility replaces our previous credit facility with the same financial institutions, which provided for borrowings of up to $260 million and permitted $20 million in approved-vendor floorplan borrowings. The previous credit facility bore interest at a rate of LIBOR plus 175 to 260 basis points. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The previous credit facility was scheduled to mature in December 2006, with two one-year renewal options remaining.

     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lenders, depending on the arrangements the manufacturer has established. We classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales in accordance with EITF 02-16. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies – Vendor Consideration Received” for further discussion of this standard.

     We issued a total of 370,824 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the six months ended March 31, 2005 in exchange for approximately $3.1 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2005, approximately 93.3% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At March 31, 2005, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

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

ITEM 4. CONTROLS AND PROCEDURES

     We have evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on February 3, 2005. The following nominees were elected to our Board of Directors to serve as Class I directors for three-year terms expiring in 2008, or until their respective successors have been elected and qualified:

Nominee	Votes in Favor	Withheld
Robert D. Basham	9,604,047	4,499,568
Michael H. McLamb	12,735,885	1,367,730

The following directors’ terms of office continued after the 2005 Annual Meeting of Stockholders:

Director
William H. McGill, Jr.
Hilliard M. Eure, III
John B. Furman
Robert S. Kant
Dean S. Woodman

Additionally, our stockholders approved the following amendments:

1.	To increase the number of shares of common stock issuable under our 1998 Incentive Stock Plan by the number of shares exercised with respect to any awards granted under the plan:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
10,058,818	2,432,662	9,146	1,602,989

2.	To increase the number of shares of our common stock that may be purchased under our 1998 Employee Stock Purchase Plan from 500,000 shares to 750,000 shares.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
12,019,695	472,208	8,723	1,602,989

Finally, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the fiscal year ending September 30, 2005:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
14,054,791	41,499	7,325	—

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

10.20(a)	Amendment No. 1 to Amended and Restated Credit and Security Agreement dated April 8, 2005 among MarineMax, Inc. and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

May 5, 2005	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)