Form 10-Q
period 2005-06-30
MARINEMAX INC
filed 2005-08-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
Yes  ☑     No  ☐
The number of outstanding shares of the registrant’s Common Stock on July 29, 2005 was 17,633,789.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Statements of Operations
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue	$219,729	$306,141	$578,706	$718,713
Cost of sales	164,691	235,475	443,413	548,906

Gross profit	55,038	70,666	135,293	169,807

Selling, general, and administrative expenses	36,602	45,903	100,886	123,964

Income from operations	18,436	24,763	34,407	45,843

Interest expense	1,706	2,267	4,865	7,355

Income before income tax provision	16,730	22,496	29,542	38,488

Income tax provision	6,324	8,661	11,257	14,818

Net income	$10,406	$13,835	$18,285	$23,670

Basic net income per common share	$0.66	$0.79	$1.18	$1.43

Diluted net income per common share	$0.61	$0.74	$1.10	$1.33

Weighted average number of common shares used in computing net income per common share:

Basic	15,658,896	17,438,739	15,540,765	16,571,563

Diluted	16,937,505	18,633,251	16,648,441	17,806,010

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2004	2005
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,076	$21,761
Accounts receivable, net	24,977	40,204
Inventories, net	283,797	297,867
Prepaid expenses and other current assets	5,966	7,472
Deferred tax assets	3,465	4,548

Total current assets	333,281	371,852

Property and equipment, net	84,507	95,018
Goodwill and other intangible assets, net	55,862	56,172
Other long-term assets	709	260

Total assets	$474,359	$523,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$55,841	$56,054
Customer deposits	15,917	19,996
Accrued expenses	17,625	23,263
Short-term borrowings	153,000	114,500
Current maturities of long-term debt	2,885	3,548

Total current liabilities	245,268	217,361

Deferred tax liabilities	8,918	10,525
Long-term debt, net of current maturities	23,352	24,173

Total liabilities	277,538	252,059

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2004 and June 30, 2005	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 15,711,012 and 17,575,155 shares issued and outstanding at September 30, 2004 and June 30, 2005, respectively	16	18
Additional paid-in capital	70,325	123,660
Deferred stock compensation	—	(2,585)
Retained earnings	127,098	150,768
Treasury stock, at cost, 30,000 shares held at September 30, 2004 and June 30, 2005	(618)	(618)

Total stockholders’ equity	196,821	271,243

Total liabilities and stockholders’ equity	$474,359	$523,302

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statement of Stockholders’ Equity
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited amounts in thousands, except share data)

			Additional	Deferred			Total
	Common Stock		Paid-in	Stock	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity
BALANCE, September 30, 2004	15,711,012	$16	$70,325	$—	$127,098	$(618)	$196,821

Net income	—	—	—	—	23,670	—	23,670
Shares issued under employee stock purchase plan	51,727	—	1,018	—	—	—	1,018
Shares issued upon exercise of stock options	277,435	—	3,093	—	—	—	3,093
Shares issued through public offering	1,429,000	2	44,200	—	—	—	44,202
Stock-based compensation	105,981	—	3,107	(3,027)	—	—	80
Amortization of deferred stock compensation	—	—	—	442	—	—	442
Tax benefit of options exercised	—	—	1,917	—	—	—	1,917

BALANCE, June 30, 2005	17,575,155	$18	$123,660	$(2,585)	$150,768	$(618)	$271,243

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited amounts in thousands)

	Nine Months Ended
	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,285	$23,670
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,833	3,710
Deferred income tax provision	722	524
Loss / (gain) on sale of property and equipment	1	(167)
Stock-based compensation expense	50	522
Tax benefit of options exercised	—	1,917
(Increase) / decrease in —
Accounts receivable, net	(4,792)	(15,227)
Inventories, net	(83,579)	(11,305)
Prepaid expenses and other assets	(1,632)	(1,051)
Increase / (decrease) in —
Accounts payable	30,509	188
Customer deposits	6,285	4,079
Accrued expenses	2,998	5,638
Short-term borrowings	52,439	(40,929)

Net cash provided by / (used in) operating activities	25,119	(28,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,006)	(10,519)
Net cash used in business acquisitions	(13,349)	(637)
Proceeds from sale of property and equipment	348	515

Net cash used in investing activities	(22,007)	(10,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock through public offering	—	44,202
Net proceeds from issuance of common stock under option and employee purchase plans	3,577	4,111
Repayments of long-term debt	(1,754)	(2,556)
Purchases of treasury stock	(60)	—

Net cash provided by financing activities	1,763	45,757

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,875	6,685
CASH AND CASH EQUIVALENTS, beginning of period	10,508	15,076

CASH AND CASH EQUIVALENTS, end of period	$15,383	$21,761

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$4,877	$7,018
Income taxes	$9,133	$5,408

Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt issued for property and equipment purchase	$—	$4,040
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories, and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2005, we operated through 71 retail locations in 17 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah.
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
     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, the Ferretti Group, and Bertram, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

The operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods.
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
3. New Accounting Pronouncements
     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosures that were allowed as an alternative to financial statement recognition. Statement 123(R) was originally effective the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) issued a new rule that amends the effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006, under the “modified prospective” method. Based on this revised effective date, there will not be a reduction in earnings per diluted share in the fourth quarter of fiscal 2005. We are currently assessing the implications of this revised standard and the effect it will have on our results of operations in the first quarter of fiscal 2006 and thereafter.
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
     The carrying amounts of goodwill and identifiable intangible assets as of June 30, 2005 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2004	$50,322	$5,540	$55,862
Additions during the period	182	128	310

Balance, June 30, 2005	$50,504	$5,668	$56,172

     Goodwill and identifiable intangible asset additions during the period relate to the finalizing of purchase price allocations on recently completed acquisitions whose effects were not significant on either an individual or an aggregate basis.
5. Short-Term Borrowings
     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of June 30, 2005, we were in compliance with all of the credit facility covenants.
     The credit facility replaced our previous credit facility with the same financial institutions, which provided for borrowings of up to $260 million and permitted $20 million in approved-vendor floorplan borrowings. The previous credit facility bore interest at a rate of LIBOR plus 175 to 260 basis points. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The previous credit facility was scheduled to mature in December 2006, with two one-year renewal options remaining.
6. Long-Term Debt
     During June 2005, we executed an approximate $4.0 million mortgage note payable, with a financial institution, collateralized by the related property that is owned by us. Payment of approximately $44,000 is due monthly, and the mortgage bears interest at a fixed rate of 5.67%. The mortgage note payable matures in June 2015.
7. Stockholders’ Equity
     During February 2005, we sold and issued through a public offering, approximately 1.4 million shares of common stock at $32.75 per share, resulting in net proceeds of approximately $44.2 million. The shares were sold in conjunction with the sale of approximately 1.9 million shares of common stock by a stockholder at $32.75 per share. These shares were registered under a Registration Statement on Form S-3 (Reg. No. 333-122091) filed with the SEC on January 18, 2005 and declared effective by the SEC on January 25, 2005. We used the proceeds from the sale of shares for general corporate purposes, including the repayment of short-term indebtedness.
     We issued a total of 435,143 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the nine months ended June 30, 2005. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     During December 2004, we granted nonvested common stock awards (restricted stock) to key employees pursuant to the 1998 Incentive Stock Plan. The awards are accounted for using the measurement and recognition principles of APB 25, and therefore, unearned compensation is measured at the date of grant and recognized as compensation expense over the vesting period. Shares awarded during December 2004 will vest after four years. At June 30, 2005, approximately $2.6 million of unearned compensation remains to be recognized in selling, general, and administrative expenses on a straight line basis over the remaining vesting period of the restricted stock awards. For the nine months ended June 30, 2005, we recorded approximately $442,000 of stock-based compensation expense in selling, general, and administrative expenses related to the restricted stock awards.
     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported, would have been the following (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income as reported	$10,406	$13,835	$18,285	$23,670
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects	—	116	—	271
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)	(564)	(1,119)	(1,562)

Pro forma net income	$10,003	$13,387	$17,166	$22,379

Basic earnings per share:
As reported	$0.66	$0.79	$1.18	$1.43

Pro forma	$0.64	$0.77	$1.10	$1.35

Diluted earnings per share:
As reported	$0.61	$0.74	$1.10	$1.33

Pro forma	$0.60	$0.72	$1.05	$1.27

9. Earnings Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Weighed average common shares outstanding used in calculating basic earnings per share	15,658,896	17,438,739	15,540,765	16,571,563

Effect of dilutive options	1,278,609	1,194,512	1,107,676	1,234,447

Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,937,505	18,633,251	16,648,441	17,806,010

     Options to purchase 6,445 and 53,956 shares of common stock as of June 30, 2004 and June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
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
General
     We are the largest recreational boat retailer in the United States with fiscal year 2004 revenue exceeding $762.0 million. Through our current 71 retail locations in 17 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our financial condition and results of operations in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about various matters, including the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
     We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight line basis over the term of the slip or storage agreement. Our commission earned for placing notes with financial institutions in connection with customer boat financing is recognized when the related boat sale is recognized. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product, as evidenced by contract execution, or when the related boat sale is recognized. Our commission earned on extended warranty service contracts sold on behalf of third-party companies is recognized at the later of customer acceptance of the service contract terms, as evidenced by contract execution, or when the related boat sale is recognized.
     We may be charged back on certain finance and extended warranty commissions and marketing fees on insurance products if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2004 or June 30, 2005. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2004, based on financial information as of the third quarter of fiscal 2004, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to $50.5 million and $5.7 million, respectively, as of June 30, 2005. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

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
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2004 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
     Revenue. Revenue increased $86.4 million, or 39.3%, to $306.1 million for the three months ended June 30, 2005 from $219.7 million for the three months ended June 30, 2004. Of this increase, $5.5 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $80.9 million was attributable to a 37.0% growth in comparable-store sales. The increase in comparable-store sales for the three months ended June 30, 2005 resulted primarily from an increase of approximately $77.0 million in boat sales, including approximately $36.7 million in yacht sales due to the variable timing of such yacht sales. This increase in boat sales on a comparable-store basis helped generate an increase in revenue from our parts, finance, insurance, and service products of approximately $3.9 million.
     Gross Profit. Gross profit increased $15.7 million, or 28.4% to $70.7 million for the three months ended June 30, 2005 from $55.0 million for the three months ended June 30, 2004. Gross profit as a percentage of revenue decreased to 23.1% for the three months ended June 30, 2005 from 25.0% for the three months ended June 30, 2004. The decrease was primarily attributable to an increase in yacht sales, which generally yield lower gross margins than boat sales. This decrease was partially offset by an increase in gross margins on boat sales and an increase in manufacturer programs in place for the three months ended June 30, 2005, versus the three months ended June 30, 2004. The remainder of the gross profit increase was attributable to incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross margins than boat sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.3 million, or 25.4%, to $45.9 million for the three months ended June 30, 2005 from $36.6 million for the three months ended June 30, 2004. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 170 basis points to 15.0% for the three months ended June 30, 2005 from 16.7% for the three months ended June 30, 2004. This decrease as a percentage of revenue was attributable to an approximate 175 basis point decrease in our comparable-stores selling, general, and administrative expenses as a percentage of revenue. The decrease incurred by our comparable-store locations was due to the leveraging of our personnel costs and fixed expenses. This was partially offset by an increase in expenses associated with stores opened or acquired that were not eligible for inclusion in the comparable-store base. These opened or acquired stores generally operate at a higher expense structure than our other locations.
     Interest Expense. Interest expense increased $600,000, or 32.9%, to $2.3 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. Interest expense as a percentage of revenue decreased to 0.7% for the three months ended June 30, 2005 from 0.8% for the three months ended June 30, 2004. The increase was primarily a result of a less favorable interest rate environment, which accounted for approximately $700,000 of the increase, partially offset by a decrease in the average borrowings associated with our revolving credit facility, which accounted for an interest expense reduction of approximately $100,000.
     Income Tax Provision. Income taxes increased $2.4 million, or 37.0%, to $8.7 million for the three months ended June 30, 2005 from $6.3 million for the three months ended June 30, 2004 as a result of increased earnings. Our effective income tax rate remained relatively constant at an annual rate of 38.5%.
Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004
     Revenue. Revenue increased $140.0 million, or 24.2%, to $718.7 million for the nine months ended June 30, 2005 from $578.7 million for the nine months ended June 30, 2004. Of this increase, approximately $10.2 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and approximately $129.8 million was attributable to a 22.5% growth in comparable-store sales. The increase in comparable-store sales for the nine months ended June 30, 2005 resulted primarily from an increase of approximately $120.7 million in boat sales, including approximately $50.4 million in yacht sales. This increase in boat sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $9.1 million.
     Gross Profit. Gross profit increased $34.5 million, or 25.5%, to $169.8 million for the nine months ended June 30, 2005 from $135.3 million for the nine months ended June 30, 2004. Gross profit as a percentage of revenue increased to 23.6% for the nine months ended June 30, 2005 from 23.4% for the nine months ended June 30, 2004. This increase was primarily attributable to an increase in gross margins on boat sales and improvements in service, finance, insurance, parts, and brokerage revenues, which generally yield higher gross margins than boat sales. The increase in gross profit was partially offset by an increase in yacht sales, which generally yield lower gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $23.1 million, or 22.9%, to $124.0 million for the nine months ended June 30, 2005 from $100.9 million for the nine months ended June 30, 2004. Selling, general, and administrative expenses as a percentage of revenue decreased 20 basis points to 17.2% for the nine months ended June 30, 2005 from 17.4% for the nine months ended June 30, 2004. The decrease as a percentage of revenue was attributable to an approximate 50 basis point decrease in our comparable-stores selling, general, and administrative expenses. This decrease incurred by our comparable-store locations was due to the leveraging of our operating expense structure which resulted in decreases in personnel costs and fixed expenses as a percentage of revenue. These decreases were partially offset by an approximate $2.0 million increase in marketing expenses associated with achieving our level of comparable-store sales growth, the addition and expansion of various product lines, and increases in inventory maintenance costs related to support our increase in comparable-store sales and the addition and expansion of various product lines. Additionally, the reduction of the comparable-store expenses was partially offset by an increase in expenses associated with stores opened or acquired that were not eligible for inclusion in the comparable-store base. These opened or acquired stores generally operate at a higher expense structure than our other locations.

     Interest Expense. Interest expense increased $2.5 million, or 51.2%, to $7.4 million for the nine months ended June 30, 2005 from $4.9 million for the nine months ended June 30, 2004. Interest expense as a percentage of revenue increased to 1.0% for the nine months ended June 30, 2005 from 0.8% for the nine months ended June 30, 2004. The increase was primarily a result of a less favorable interest rate environment, which accounted for approximately $1.6 million of the increase, coupled with an increase in the average borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $900,000.
     Income Tax Provision. Income taxes increased $3.5 million, or 31.6%, to $14.8 million for the nine months ended June 30, 2005 from $11.3 million for the nine months ended June 30, 2004. Our effective income tax rate remained relatively constant at an annual rate of 38.5%.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. We currently depend upon dividends, other payments from our consolidated operating subsidiaries, and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.
     For the nine months ended June 30, 2004, cash provided by operating activities was approximately $25.1 million. For the nine months ended June 30, 2005, cash used in operating activities was approximately $28.4 million. For the nine months ended June 30, 2004, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing on short-term borrowings and an increase in accounts payable due to the timing of certain payments to our manufacturers. For the nine months ended June 30, 2005, cash used in operating activities was due primarily to repayments on our short-term borrowings as a result of the use of proceeds from the issuance of common shares through a public offering, an increase in inventories to ensure appropriate inventory levels, and an increase in accounts receivable due to increased revenues, partially offset by net income.
     For the nine months ended June 30, 2004 and 2005, cash used in investing activities was approximately $22.0 million and $10.6 million, respectively. For the nine months ended June 30, 2004, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the nine months ended June 30, 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the nine months ended June 30, 2004 and 2005, cash provided by financing activities was approximately $1.8 million and $45.8 million, respectively. For the nine months ended June 30, 2004, cash provided by financing activities was primarily attributable to proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, offset by repayments on long-term debt. For the nine months ended June 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt.
     As of June 30, 2005, our indebtedness totaled approximately $142.2 million, of which approximately $27.7 million was associated with our real estate holdings and approximately $114.5 million was associated with financing our inventory and working capital needs. At June 30, 2004 and 2005, the interest rate on the outstanding short-term borrowings was 2.9% and 4.6%, respectively. At June 30, 2005, our additional available borrowings under our credit facility were approximately $169.2 million.
     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of June 30, 2005, we were in compliance with all of the credit facility covenants.
     The credit facility replaced our previous credit facility with the same financial institutions, which provided for borrowings of up to $260 million and permitted $20 million in approved-vendor floorplan borrowings. The previous credit facility bore interest at a rate of LIBOR plus 175 to 260 basis points. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The previous credit facility was scheduled to mature in December 2006, with two one-year renewal options remaining.
     During February 2005, we sold through a public offering, approximately 1.4 million shares of common stock at $32.75 per share, resulting in net proceeds of approximately $44.2 million. The shares were sold in conjunction with the sale of approximately 1.9 million shares of common stock by a stockholder at $32.75 per share. These shares were registered under a Registration Statement on Form S-3 (Reg. No. 333-122091) filed with the SEC on January 18, 2005 and declared effective by the SEC on January 25, 2005. We used the proceeds from the sale of shares for general corporate purposes, including the repayment of short-term indebtedness.
     We issued a total of 435,143 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the nine months ended June 30, 2005 in exchange for approximately $4.1 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during fiscal year 2004 when Florida and other markets were affected by four separate hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2005, approximately 88.9% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At June 30, 2005, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
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
ITEM 4. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending September 30, 2005. In order to comply with the Act, we are currently undergoing a comprehensive effort, which includes the documentation and testing of internal controls. We have identified certain internal control issues and deficiencies which management believes should be improved. However, to date we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. Accordingly, we are making improvements to our internal controls over financial reporting as a result of our documentation and testing of our internal controls. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues or deficiencies identified by our continued compliance efforts will be addressed accordingly.

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

MARINEMAX, INC.
August 9, 2005	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.