Form 10-K
period 2005-09-30
MARINEMAX INC
filed 2005-12-12
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2005
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
Preferred Stock
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes  ☐     No  ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of common stock held by nonaffiliates of the registrant (15,962,880 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $497,722,598. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of November 30, 2005, there were outstanding 17,717,812 shares of registrant’s common stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2005
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

PART I
Item 1. Business
Introduction
Our Company
     We are the largest recreational boat dealer in the United States. Through 71 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, yachts, and mega-yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 60% of our revenue in fiscal 2005. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 35% of its Sea Ray boat sales, during our 2005 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and we are the exclusive dealer of Sea Ray boats in our geographic markets.
     We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, the Bahamas, and Mexico. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.
     We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 18 additional previously independent recreational boat dealers, two boat brokerage operations, and one full-service yacht repair operation. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new fiberglass boat in fiscal 2005 was approximately $110,000, an increase of 12% from 2004, compared with the industry average selling price of approximately $38,000, versus $30,000 in the prior year, based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $16.4 million in annual sales in fiscal 2005. We consider a store to be one or more retail locations that are adjacent or operate as one entity. For the fiscal year ended September 30, 2005, we had revenue of $947.3 million, operating income of $64.5 million, and net income of $33.8 million. Our same-store sales increased approximately 23% in fiscal 2005 and has averaged approximately 9% for the last five years, including a decline of 9% in fiscal 2001.
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
     The U.S. recreational boating industry generated approximately $33.0 billion in retail sales in calendar 2004, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $25.9 billion of these sales in 2004 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.
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
     Apart from acquisitions, we have opened 16 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors, we have closed 7 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose.
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

     In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various product lines that we have added to our existing locations:

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle) and distribution rights for products over 82 feet for North and South America, the Caribbean, and the Bahamas
Boston Whaler	1999	Ohio
Boston Whaler	2000	North Palm Beach, Florida
Baja	2001	Houston, Texas and Las Vegas, Nevada
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Century	2004	North and South Carolina
Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft, and Custom Line	2004	United States, Canada, the Bahamas, and Mexico
Bertram	2004	United States (excluding the Florida peninsula and portions of New England), Canada, and the Bahamas
Princecraft	2004	California, Delaware, Georgia, Maryland, Minnesota, New Jersey, Ohio, and Texas
Baja	2005	Tempe, Arizona, Colorado, Dallas, Texas, and Utah
Boston Whaler	2005	Houston and Dallas, Texas
Sea Ray	2005	Wyoming
Tracker Marine	2005	Las Vegas, Nevada
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

BUSINESS
General
     We are the largest recreational boat dealer in the United States. Through 71 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation, accounted for approximately 60% of our revenue in fiscal 2005. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales during our 2005 fiscal year. Each of our principal operating subsidiaries is a party to a dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, the Bahamas, and Mexico. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We believe the brands we are adding offer a migration for our existing customer base or fill a void in our product offerings and accordingly will not compete with or cannibalize the business generated from our other prominent brands.
U.S. Recreational Boating Industry
     The total U.S. recreational boating industry generated approximately $33.0 billion in retail sales in calendar 2004, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $25.9 billion of such sales in 2004. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993 and, with the exception of 1998 and 2003, retail recreational boating sales have increased every year since.
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

     Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror by boat dealers because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. . We have entered into an agreement regarding acquisitions with the Sea Ray Division of Brunswick. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement, as further described in “Business — Brunswick Agreement Relating to Acquisitions.”
     Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new territories. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 16 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed 7 retail locations, excluding those opened on a temporary basis for a specific purpose.
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
New Boat Sales
     We primarily sell recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, yachts, and mega-yachts) and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Meridian Yachts, and Hatteras Yachts. In fiscal 2005, approximately 60% of our revenue was derived from the sale of new boats manufactured by Brunswick. We believe that we represented in excess of 10% of all of Brunswick’s marine product sales during that period. We also sell mega-yachts, yachts, and other recreational boats manufactured by Bertram and the Italy-based Ferretti Group, including Ferretti Yachts, Pershing, Riva, Apreamare, Mochi Craft and Custom Line. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers. During fiscal 2005, new boat sales accounted for approximately 70.5% of our revenue.
     We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2005 average new fiberglass boat sales price of approximately $110,000, an increase of 12% from 2004, compared with an estimated industry average selling price of approximately $38,000, versus $30,000 in the prior year, based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.
     The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we offer, but is not all inclusive:

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range
Mega-Yachts
Custom Line	94' to 143'	$9,000,000 to $12,000,000+
Motor Yachts
Hatteras Motor Yachts	64' to 100'	2,300,000 to 10,000,000+
Ferretti	46' to 88'	1,100,000 to 7,500,000+
Convertibles
Hatteras Convertibles	50' to 90'	1,000,000 to 7,000,000+
Bertram	36' to 67'	500,000 to 3,500,000+
Pleasure Boats
Sea Ray	17' to 68'	21,000 to 4,000,000
Meridian	35' to 59'	300,000 to 1,600,000
Fishing Boats
Boston Whaler	11' to 32'	8,000 to 210,000
Specialty Boats & Yachts
Pershing	50' to 115'	1,600,000 to 13,000,000+
Riva	33' to 115'	600,000 to 9,000,000+
Apreamare	25' to 53'	350,000 to 2,000,000+
Mochi Craft	44' to 74'	1,200,000 to 4,600,000+
     Mega-Yachts. Custom Line is considered one of the world’s premier mega-yacht product lines and represents our most expensive product offering. All models include state-of-the-art designs with live-aboard luxuries. The Custom Line series, ranging from 94 feet to 143 feet, offers multiple decks with an enormous amount of living space, luxurious salon/galley arrangements, and multiple VIP and guest staterooms.
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
     Pleasure Boats. Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are available in sedan, motoryacht, and pilothouse models. All

Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform, bow pulpit, and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines.
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
Used Boat Sales
     We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2005, used boat sales accounted for approximately 17.6% of our revenue, and approximately 81.1% of the used boats we sold were Brunswick models.
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
     We also sell related marine parts and accessories, including oils, lubricants, steering and control systems, corrosion control products, engine care, maintenance, and service products (primarily Mercury Marine’s Quicksilver line); high-performance accessories (such as propellers) and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment. We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logo.
     The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 3.0% of our fiscal 2005 revenue.
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
     Maintenance, repair, and storage services accounted for approximately 4.6% of our revenue during fiscal 2005. This includes warranty and non-warranty services.
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
     During fiscal 2005, fee income generated from F&I products accounted for approximately 3.1% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.
Brokerage Services
     Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2005, brokerage services accounted for approximately 1.2% of our revenue.
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
Retail Locations
     We sell our recreational boats and other marine products and offer our related boat services through 71 retail locations in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota,

Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.
     Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin and Mission Bay in California; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Lake Erie in Ohio; and Clear Lake, Lake Canroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.
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
     We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, Hatteras, Princecraft, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Bertram, Century, Ferretti, Grady White, Sea Pro, and Tracker Marine. In fiscal 2005, sales of new Brunswick boats accounted for approximately 60% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal

2005. We believe our Sea Ray boat purchases represented approximately 35% of new Sea Ray boat sales and in excess of 10% of all Brunswick marine product sales during fiscal 2005.
     Through operating subsidiaries, we have entered into agreements with Brunswick covering Sea Ray products. The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. The terms of the multi-year dealer agreement appoints a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.
     The dealer agreement with Ferretti Group and Bertram does not restrict our right to sell any Ferretti Group and Bertram product lines but has certain restrictions relating to competing products. The multi-year dealer agreement appoints us as the exclusive dealer for the retail sale, display, and servicing of designated Ferretti Group and Bertram products and repair parts currently or in the future sold by Ferretti Group and Bertram in the designated geographic areas. The multi-year dealer agreement currently expires in August 2007.
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

     Our revolving credit facility currently provides us with a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility currently matures in March 2008, with two one-year renewal options remaining. The credit facility was last amended in February 2005 to extend the terms and increase the borrowing availability.
     As of September 30, 2005, we owed an aggregate of $150.0 million under our revolving credit facility. As of September 30, 2005, our revolving credit facility provided us with an additional available borrowing capacity of approximately $180.0 million. Advances on the facility accrued interest at a rate of 5.2% as of September 30, 2005. We were in compliance with all covenants in the facility as of September 30, 2005.
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
Brunswick Agreement Relating to Acquisitions
     We and the Sea Ray Division of Brunswick have entered into a revised agreement replacing our previous agreement to provide a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. The revised agreement extends through June 2015. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealer sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.
Dealer Agreements with Sea Ray
     Brunswick, through its Sea Ray division, and we, through our principal operating subsidiaries, are parties to Sales and Service Agreements relating to Sea Ray products extending through June 2015. Each of these dealer agreements appoints one of our operating subsidiaries as a dealer for the retail sale, display, and servicing of all Sea Ray products, parts, and accessories currently or in the future sold by Sea Ray. Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Each dealer agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Each dealer agreement also restricts the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any Sea Ray products outside its territory without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. In addition, each dealer agreement provides for the lowest product prices charged by Sea Ray from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs and the right of Sea Ray in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.
     Among other things, each dealer agreement requires the dealer to
•	devote its best efforts to promote, display, advertise, and sell Sea Ray products at each of its retail locations in accordance with the agreement and applicable laws;

•	purchase and maintain at all times sufficient inventory of current Sea Ray products to meet the reasonable demand of customers at each of its locations and to meet Sea Ray’s applicable minimum inventory requirements;

•	maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray products promptly and professionally and to maintain parts and supplies to service Sea Ray products properly on a timely basis;

•	perform all necessary product rigging, installation, and inspection services prior to delivery to purchasers in accordance with Sea Ray’s standards and perform post-sale services of all Sea Ray products sold by the dealer and brought to the dealer for service;

•	provide or arrange for warranty and service work for Sea Ray products;

•	provide appropriate instructions to purchasers on how to obtain warranty and service work from the dealer;

•	furnish product purchasers with Sea Ray’s limited warranty on new products and with information and training as to the safe and proper operation and maintenance of the products;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	achieve sales performance in accordance with fair and reasonable standards and sales levels established by Sea Ray in consultation with the dealer based on factors such as population, sales potential, market share percentage of Sea Ray products sold in the territory compared with competitive products sold in the territory, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of Sea Ray products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information that is truthful and accurate;

•	conduct its business in a manner that preserves and enhances the reputation and goodwill of both Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand and display Sea Ray’s current product models;

•	maintain customer service ratings in compliance with Sea Ray’s criteria;

•	comply with those dealer’s obligations that may be imposed or established by Sea Ray applicable to all domestic Sea Ray dealers;

•	maintain a financial condition that is adequate to satisfy and perform its obligations under the agreement;

•	achieve within designated time periods or maintain master dealer status or other applicable certification requirements as established from time to time by Sea Ray applicable to all domestic Sea Ray dealers;

•	notify Sea Ray of the addition or deletion of any retail locations;

•	sell Sea Ray products only on the basis of Sea Ray’s published applicable limited warranty and make no other warranty or representations concerning the limited warranty, expressed or implied, either verbally or in writing;

•	provide timely warranty service on all Sea Ray products presented to the dealer by purchasers in accordance with Sea Ray’s then current warranty program applicable to all domestic Sea Ray dealers selling comparable Sea Ray products; and

•	provide Sea Ray with access to the dealer’s books and records and such other information as Sea Ray may reasonably request to verify the accuracy of the warranty claims submitted to Sea Ray by the dealer with regard to such warranty claims;
     Sea Ray has agreed to indemnify each of our dealers against any losses to third parties resulting from Sea Ray’s negligent acts or omissions involving the design or manufacture of any of its products or any breach by it of the agreement. Each of our dealers has agreed to indemnify Sea Ray against any losses to third parties resulting from the dealer’s negligent acts or omissions involving the dealer’s application, use, or repair of Sea Ray products, statements or representation not specifically authorized by Sea Ray, the installation of any after market components or any other modification or alteration of Sea Ray products, and any breach by the dealer of the agreement.
     Each dealer agreement may be terminated
•	by Sea Ray, upon 60 days prior written notice, if the dealer fails or refuses to place a minimum stocking order of the next model year’s products in accordance with requirements applicable to all Sea Ray dealers generally or fails to meet its financial obligations as they become due to Sea Ray or to the dealer’s lenders;

•	by Sea Ray or the dealer, upon 60 days written notice to the other, in the event of a breach or default by the other with any of the of the material obligations, performance standards, covenants,

representations, warranties, or duties imposed by the agreement or the Sea Ray manual that has not been cured within 60 days of the notice of the claimed deficiency or within a reasonable period when the cure cannot be completed within a 60-day period, or at the end of the 60-day period without the opportunity to cure when the cause constitutes bad faith;

•	by Sea Ray or the dealer if the other makes a fraudulent misrepresentation that is material to the agreement or the other engages in an incurable act of bad faith;

•	by Sea Ray or the dealer in the event of the insolvency, bankruptcy, or receivership of the other;

•	by Sea Ray in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray;

•	by Sea Ray upon at least 15 days’ prior written notice in the event of the failure to pay any sums due and owing to Sea Ray that are not disputed in good faith; and

•	upon the mutual consent of Sea Ray and the dealer.
Employees
     As of September 30, 2005, we had 1,623 employees, 1,546 of whom were in store-level operations and 77 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.
Trademarks and Service Marks
     We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Women on Water,” and “Newcoast Financial Services.” We have registered the name “MarineMax” in the European Community. We have a trademark application pending with the U.S. Patent and Trademark Office for “MarineMax Boating Gear Center.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “Delivering the Dream,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.
Seasonality and Weather Conditions
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2005, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 25%, 31%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.
     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during the 2004 and 2005 hurricane season when Florida and other markets were affected by numerous hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.
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

Executive Officers
     The following table sets forth information concerning each of our executive officers:

Name	Age	Position
William H. McGill Jr.	62	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	40	Executive Vice President, Chief Financial Officer, Secretary, and Director
Kurt M. Frahn	37	Vice President of Finance and Treasurer
Jack P. Ezzell	35	Vice President, Chief Accounting Officer, and Controller
Edward A. Russell	45	Vice President
Michael J. Aiello	49	Vice President
Anthony M. Aisquith	38	Vice President
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

Risk Factors
Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray, Meridian and Hatteras boat lines, and Ferretti Group’s Ferretti Yachts, Riva, Pershing, and Bertram product lines.
     Approximately 60% of our revenue in fiscal 2005 resulted from sales of new boats manufactured by Brunswick, including approximately 46% from Brunswick’s Sea Ray division and approximately 7% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2005 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue. Any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Meridian, and Hatteras, would have a substantial adverse impact on our business. Additionally, given the revenue generated by each yacht and mega-yacht sale, any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance, and marketing capabilities of Ferretti Group would have a substantial adverse impact on our business.
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
     Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.
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

     We and the Sea Ray Division of Brunswick have entered into a revised agreement replacing our prior agreement to provide a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. The agreement extends through June 2015. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.
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
     Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $340 million and allows us $20 million in traditional floorplan borrowings. We have pledged certain of our assets, principally boat inventories, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.
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
     During the three-year period ended September 30, 2005, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 25%, 31%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.
     Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as was the case during the 2004 and 2005 hurricane season when Florida and other markets were affected by numerous hurricanes. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and our future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.
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
     Due to various matters, including environmental concerns, permitting and zoning requirements and competition for waterfront real estate, some markets in the United States have experienced an increased waiting list for marina and storage availability. In general, the markets in which we currently operate are not experiencing any unusual difficulties. However, marine retail activity could be adversely effected in markets that do not have sufficient marine and storage availability to satisfy demand.
We depend on income from financing, insurance, and extended service contracts.
     A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2005, F&I products accounted for approximately 3.1% of our revenue.
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
     Goodwill and intangible assets represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. We have determined that our most significantly acquired specifically identifiable intangible assets are dealer agreements, which are indefinite-lived intangibles.
     Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets. Prior to the adoption of SFAS 142, all purchase price in excess of the tangible assets acquired was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amount to $50.5 million and $5.7 million, respectively, as of September 30, 2005.
     Impairment of goodwill or the identifiable intangible assets or regulatory action that changes the impairment testing methodology, requires amortization, or a write-off of goodwill or identifiable intangible assets may materially and adversely affect the financial position of our company. A reduction in net income resulting from the impairment of goodwill or identifiable intangible assets may have an adverse impact upon the market price of our common stock.
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
     As of September 30, 2005, there were outstanding 17,678,087 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “’affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.
     As of September 30, 2005, we had issued and outstanding options to purchase approximately 2,258,131 shares of common stock under our 1998 incentive stock plan and we issued 387,487 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.
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
     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increase as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We are not currently engaged in any foreign currency exchange hedging transactions to manage our foreign currency exposure that could have a significant impact on our operations. If and when we do engage in material foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
Item 2. Properties
     We lease our corporate offices in Clearwater, Florida. We also lease 43 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with our 28 other retail locations.
     The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Newport Beach	Third-party lease	1,900	Retail only; 16 wetslips	2005	Newport Bay
Oakland	Third-party lease	17,700	Retail and service; 20 wetslips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Company owned	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
San Diego	Third-party lease	9,500	Retail and service	2004	—
San Diego	Third-party lease	750	Retail and service; 12 wet slips	1997	Mission Bay
Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River
Colorado
Denver	Third-party lease	16,400	Retail, service, and storage	2003	—
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay
Florida
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,178	Retail only; 8 wet slips	2005	Destin Harbor
Ft Lauderdale	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway
Ft Lauderdale	Third-party lease	3,800	Retail only; 4 wet slips	2002	Seminole River
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—
Key Largo	Third-party lease	750	Retail only	2002	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Miami	Company owned	7,200	Retail and service; l5 wet slips	1980	Intracoastal Waterway
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,376	Retail only; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway
Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Altoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Altoona
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—
Maryland
Baltimore	Third-party lease	500	Retail only; 6 wet slips	2005	Inner Harbor
Baltimore	Company owned	19,800	Retail and service	1958	—
Chesapeake Bay	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Minnesota
Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Oakdale	Third-party lease	18,500	Retail and service	1997	—
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
North Carolina
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,300	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,200	Retail and service	1989	—
South Carolina
Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor
Tennessee

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Arlington	Third-party lease	31,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail only (3)	1987	—
Houston	Third-party lease	10,000	Retail and service	1981	—
League City (floating facility) (4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Company owned	22,000	Retail and service	1992	—
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips (5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Shares service facility located at the other Houston retail locations.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.
Item 3. Legal Proceedings
      We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with these matters was not determinable at September 30, 2005. However, based on information available at September 30, 2005 surrounding the single lawsuit award that we are currently appealing, we increased our accrued litigation expense by approximately $1.7 million. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low
2003
First quarter	$13.08	$8.67
Second quarter	$14.50	$9.02
Third quarter	$15.43	$12.62
Fourth quarter	$19.90	$14.39
2004
First quarter	$28.33	$18.10
Second quarter	$32.04	$23.56
Third quarter	$28.59	$18.05
Fourth quarter	$30.55	$21.50
2005
First quarter	$35.14	$27.51
Second quarter	$31.77	$23.95
Third quarter	$35.88	$21.50
Fourth quarter (through November 30, 2005)	$29.58	$22.36
     On November 30, 2005, the closing sale price of our common stock was $26.26 per share. On November 30, 2005, there were approximately 100 record holders and approximately 4,900 beneficial owners of our common stock.

Item 6. Selected Financial Data
     The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 2002, 2003, 2004, and 2005 and the statement of operations data for the fiscal years ended September 30, 2002, 2003, 2004, and 2005 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, an independent registered certified public accounting firm. The balance sheet data as of September 30, 2001 and the statements of operations data for the fiscal year ended September 30, 2001 were derived from the consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,
	2001	2002	2003	2004	2005
	(amounts in thousands except share and per share data)
Statement of Operations Data:
Revenue	$504,071	$540,716	$607,501	$762,009	$947,347
Cost of sales	383,984	416,137	459,729	573,616	712,843

Gross profit	120,087	124,579	147,772	188,393	234,504
Selling, general, and administrative expenses	92,734	95,567	113,299	139,470	169,975

Income from operations	27,353	29,012	34,473	48,923	64,529
Interest expense, net	2,396	1,264	2,471	6,499	9,291

Income before income tax provision	24,957	27,748	32,002	42,424	55,238
Income tax provision	9,608	10,683	12,321	16,126	21,412

Net income	$15,349	$17,065	$19,681	$26,298	$33,826

Net income per share:
Diluted	$1.01	$1.10	$1.26	$1.58	$1.88

Weighted average number of shares:
Diluted	15,238,719	15,540,973	15,671,470	16,666,107	18,032,533

Other Data: (as of year-end)
Number of retail locations (1)	53	59	65	67	71
Sales per store (2) (4)	$12,382	$12,273	$11,900	$12,831	$16,386
Same-store sales growth (3) (4)	(9)%	3%	6%	21%	23%

	September 30,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital	$47,447	$55,426	$67,003	$88,013	$163,431
Total assets	264,490	301,146	329,155	474,359	539,490
Long-term debt (including current portion) (5)	8,640	21,765	22,343	26,237	30,085
Total stockholders’ equity	127,693	145,190	166,056	196,821	283,599

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12-month period.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity.

(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We are the largest recreational boat retailer in the United States with fiscal 2005 revenue exceeding $947 million. Through our current 71 retail locations in 17 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.
     MarineMax was incorporated in January 1998. We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have significantly expanded our operations through the acquisition of 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the fiscal years ending September 30, 2004 and 2003. No significant acquisitions were completed during the fiscal year ending September 30, 2005.
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
     During October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition resulted in the recognition of approximately $300,000 in tax deductible goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The asset purchase agreement contained an earn out provision based on the future profits of the location, assuming certain conditions and provisions were met. In August 2004, the earn out provisions were modified withdrawing the requirements for any future earn out payments. Emarine has been included in our consolidated financial statements since the date of acquisition.
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
     During June 2003, we acquired substantially all of the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $1.7 million in tax deductible goodwill, including acquisition costs, and approximately $900,000 in tax deductible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the western United States boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Based on these conditions and provisions, approximately $200,000 has been earned through fiscal 2005. Sundance Marine has been included in our consolidated financial statements since the date of the acquisition.
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
     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
     We recognize revenue from boat, motor, and trailer sales and parts, service, and storage operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sales are recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution, or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale.
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2004 or 2005. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
     In March 2003, the EITF revised certain provisions of its previously reached conclusions on EITF 02-16 and provided additional transitional guidance. EITF 02-16 does not provide for restatement or reclassification of prior year amounts; rather, it requires prospective application for new agreements or modifications of existing agreements entered into subsequent to December 31, 2002. We determined that EITF 02-16 impacted our accounting for certain consideration received from vendors beginning July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Also, based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against related advertising expenses. We adopted EITF 02-16 prospectively for fiscal 2003 during the quarter ended December 31, 2002. Had we been required to adopt EITF 02-16 at the beginning of fiscal 2003, approximately $2.9 million of interest assistance that was originally recorded as a reduction of interest expense would have been accounted for as a reduction of cost of sales.
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to relocating inventory prior to sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.
Valuation of Goodwill and Other Intangible Assets
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed our last annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS

142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amounted to $50.5 million and $5.7 million, respectively, at September 30, 2005.
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
Results of Operations
     The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2003		2004		2005
			(amount in thousands)
Revenue	$607,501	100.0%	$762,009	100.0%	$947,347	100.0%
Cost of sales	459,729	75.7%	573,616	75.3%	712,843	75.2%

Gross profit	147,772	24.3%	188,393	24.7%	234,504	24.8%
Selling, general, and administrative expenses	113,299	18.7%	139,470	18.3%	169,975	17.9%

Income from operations	34,473	5.7%	48,923	6.4%	64,529	6.8%
Interest expense, net	2,471	0.4%	6,499	0.9%	9,291	1.0%

Income before income tax provision	32,002	5.3%	42,424	5.6%	55,238	5.8%
Income tax provision	12,321	2.0%	16,126	2.1%	21,412	2.3%

Net income	$19,681	3.2%	$26,298	3.5%	$33,826	3.6%

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
     Revenue. Revenue increased $185.3 million, or 24.3%, to $947.3 million for the fiscal year ended September 30, 2005 from $762.0 million for the fiscal year ended September 30, 2004. Of this increase, $11.9 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $173.4 million was attributable to a 22.8% growth in comparable-store sales in fiscal 2005. The increase in comparable-store sales in fiscal 2005 resulted primarily from an increase of approximately $160.2 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generated an increase in revenue from our parts, service, finance, and insurance products of approximately $13.2 million.
     Gross Profit. Gross profit increased $46.1 million, or 24.5%, to $234.5 million for the fiscal year ended September 30, 2005 from $188.4 million for the fiscal year ended September 30, 2004. Gross profit as a percentage of revenue increased to 24.8% in fiscal 2005 from 24.7% in fiscal 2004. This increase was primarily attributable to an increase in gross margins on boat sales and improvements in service, finance, insurance, parts, and brokerage revenues, which generally yield higher gross margins than boat sales. The increase in gross profit was partially offset by an increase in yacht sales, which generally yield lower gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $30.5 million, or 21.9%, to $170.0 million for the fiscal year ended September 30, 2005 from $139.5 million for the fiscal year ended September 30, 2004. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 35 basis points to 17.9% for the year ended September 30, 2005 from 18.3% for the year ended September 30, 2004. The decrease as a percentage of revenue was attributable to an approximate 60 basis point decrease in our comparable-stores selling, general, and administrative expenses. This decrease incurred by our comparable-store locations resulted from the leveraging of our operating expense structure, which resulted in decreases in personnel costs and fixed expenses as a percentage of revenue. These decreases were partially offset by an approximate $4.4 million increase in marketing expenses associated with achieving our level of comparable-store sales growth, the addition and expansion of various product lines, increases in inventory maintenance costs related to support our increase in comparable-store sales and the addition and expansion of various product lines, and an increase in our accrued litigation expense related to a single lawsuit award that we are currently appealing. Additionally, the reduction of the comparable-store expenses was partially offset by an increase in expenses associated with stores opened or acquired that were not eligible for inclusion in the comparable-store base. These opened or acquired stores generally operate at a higher expense structure than our other locations.
     Interest Expense. Interest expense increased $2.8 million, or 43.0%, to $9.3 million for the fiscal year ended September 30, 2005 from $6.5 million for the fiscal year ended September 30, 2004. Interest expense as a percentage of revenue increased to 1.0% for fiscal 2005 from 0.9% for fiscal 2004. The increase was primarily a result of a less favorable interest rate environment, which accounted for approximately $2.2 million of the increase, coupled with an increase in the average borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $600,000.
     Income Tax Provision. Income taxes increased $5.3 million, or 32.8%, to $21.4 million for the fiscal year ended September 30, 2005 from $16.1 million for the fiscal year ended September 30, 2004 as a result of increased earnings. Our effective tax rate increased to 38.8% for the fiscal year ended September 30, 2005 from 38.0% for the fiscal year ended September 30, 2004 as a result of a review of our effective tax rate calculation for the jurisdictions in which we currently operate.
Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
     Revenue. Revenue increased $154.5 million, or 25.4%, to $762.0 million for the fiscal year ended September 30, 2004 from $607.5 million for the fiscal year ended September 30, 2003. Of this increase, $30.1 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $124.4 million was attributable to a 20.7% growth in comparable-store sales in fiscal 2004. The increase in comparable-store sales in fiscal 2004 resulted primarily from an increase of approximately $117.5 million in boat sales, primarily sales from existing product lines of approximately $71.5 million and sales from new product lines added over the past 24 months of approximately $46.0 million. These increases in boat sales helped generate increases in sales of our finance, insurance, parts, and service products of approximately $6.9 million.
     Gross Profit. Gross profit increased $40.6 million, or 27.5%, to $188.4 million for the fiscal year ended September 30, 2004 from $147.8 million for the fiscal year ended September 30, 2003. Gross profit margin as a percentage of revenue increased to 24.7% for fiscal 2004 from 24.3% for fiscal 2003. This increase was primarily attributable to an increase in smaller, higher margin boat sales, a general increase in gross profit margins of most categories of boat sales, and incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross profits than boat sales. Gross profit as a percentage of revenue increased by approximately 20 basis points as a result of the implementation of EITF 02-16, which requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $26.2 million, or 23.1%, to $139.5 million for the fiscal year ended September 30, 2004 from $113.3 million for the fiscal year ended September 30, 2003. This increase was primarily attributable to additional expenses, including marketing, incurred by our comparable-store locations associated with the comparable-store sales increase and approximately $600,000 to protect and repair our facilities and inventories from hurricanes in fiscal 2004. Selling, general, and administrative expenses as a percentage of revenue decreased to 18.3% for fiscal 2004 from 18.7% for fiscal 2003. The decrease in selling, general, and administrative expenses as a percentage of revenue was attributable to additional leveraging of our expense structure resulting from our comparable-store sales increase, partially offset by the hurricane related expenses and stores opened or acquired that operate at a higher expense structure than our other locations.

     Interest Expense. Interest expense increased $4.0 million, or 160.0%, to $6.5 million for the fiscal year ended September 30, 2004 from $2.5 million for the fiscal year ended September 30, 2003. Interest expense as a percentage of revenue increased to 0.9% for fiscal 2004 from 0.4% for fiscal 2003. The increase in total interest charges was a result of the implementation of EITF 02-16, which increased interest expense by approximately $2.7 million. Additionally, interest expense increased by approximately $1.3 million as a result of additional borrowings associated with our revolving credit facility and mortgages, partially offset by a more favorable interest rate environment.
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
     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during the 2004 and 2005 hurricane season when Florida and other markets were affected by numerous hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.
     The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

     The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004	2004	2005	2005	2005
	(amounts in thousands except share and per share data)
Revenue	$156,659	$202,316	$219,729	$183,305	$184,188	$228,384	$306,141	$228,634
Cost of sales	121,559	157,160	164,691	130,206	140,064	173,368	235,475	163,936

Gross profit	35,100	45,156	55,038	53,099	44,124	55,016	70,666	64,698
Selling, general, and administrative expenses	30,015	34,269	36,602	38,584	37,140	40,921	45,903	46,011

Income from operations	5,085	10,887	18,436	14,515	6,984	14,095	24,763	18,687
Interest expense	1,459	1,701	1,706	1,633	2,384	2,704	2,267	1,936

Income before income tax provision	3,626	9,186	16,730	12,882	4,600	11,391	22,496	16,751
Income tax provision	1,396	3,537	6,324	4,869	1,771	4,385	8,661	6,595

Net income	$2,230	$5,649	$10,406	$8,013	$2,829	$7,006	$13,835	$10,156

Net income per share:
Diluted	$0.14	$0.34	$0.61	$0.48	$0.17	$0.39	$0.74	$0.54

Weighted average number of shares:
Diluted	16,280,368	16,728,845	16,937,505	16,717,805	16,959,020	17,834,520	18,633,251	18,703,958

Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. We currently depend upon dividends and other payments from our consolidated operating subsidiaries, and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.
     For the fiscal years ended September 30, 2003 and 2004, cash provided by operating activities was approximately $27.2 million and $21.0 million, respectively. For the fiscal year ended September 30, 2005, cash used in operating activities approximated $19.2 million. For the fiscal year ended September 30, 2003, in addition to net income, cash provided by operating activities was due primarily to inventory management, including the management of inventory financing, and an increase in accounts payable due to the timing of certain payments to our manufacturers, partially offset by an increase in accounts receivable due to increased revenues. For the fiscal year ended September 30, 2004, in addition to net income, cash provided by operating activities was due primarily to an increase in accounts payable due to the timing of certain payments to our manufacturers, and an increase in customer deposits, partially offset by an increase in inventories to ensure appropriate inventory levels. For the fiscal year ended September 30, 2005, cash used in operating activities was due primarily to repayments on our short-term borrowings as a result of the use of proceeds from the issuance of common shares through the February 2005 public offering and a decrease in accounts payable due to the timing of certain payments to our manufacturers, partially offset by net income, inventory management, including the management of inventory financing on short-term borrowings, and an increase in customer deposits.
     For the fiscal years ended September 30, 2003, 2004, and 2005, cash used in investing activities was approximately $19.4 million, $20.2 million, and $17.9 million, respectively. For the fiscal years ended September 30, 2003 and 2004, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2005 cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.

     For the fiscal year ended September 30, 2003, cash used in financing activities approximated $1.6 million. For the fiscal years ended September 30, 2004 and 2005, cash provided by financing activities was approximately $3.8 million and $49.3 million, respectively. For the fiscal year ended September 30, 2003, cash used in financing activities was primarily attributable to repayments of long-term debt, partially offset by proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan. For the fiscal year ended September 30, 2004, cash provided by financing activities was primarily attributable to proceeds from borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments of long-term debt.
     As of September 30, 2005, our indebtedness totaled approximately $180.1 million, of which approximately $30.1 million was associated with our real estate holdings and $150.0 million was associated with financing our inventory and working capital needs.
     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of September 30, 2005, we were in compliance with all of the credit facility covenants.
     Prior to the February 2005 amended and restated credit and security agreement, our line of credit provided us with asset based borrowing availability of up to $260 million for working capital and inventory financing and permitted $20 million in approved-vendor floorplan borrowings, all of which were determined pursuant to a borrowing base formula. The facility bore interest at LIBOR plus 175 to 260 basis points, which was determined in accordance with a Performance Pricing grid, as defined in the credit facility. The credit facility required us to satisfy certain covenants, including maintaining a tangible net worth ratio.
     During the fiscal years ended September 30, 2003, 2004, and 2005, we completed the acquisition of five marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $16.1 million in cash, including acquisition costs.
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

Contractual Commitments and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2005:

Year Ending	Line of	Long-Term	Operating
September 30,	Credit	Debt	Leases	Total
	(amounts in thousands)
2006	$150,000	$4,635	$6,758	$161,393
2007	—	3,539	6,729	10,268
2008	—	3,429	5,167	8,596
2009	—	3,523	2,036	5,559
2010	—	3,584	1,008	4,592
Thereafter	—	11,375	927	12,302

Total	$150,000	$30,085	$22,625	$202,710

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2005, approximately 94.9% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At September 30, 2005, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. We cannot predict the effects of exchange rate fluctuations on our operating results. We are not currently engaged in any foreign currency exchange hedging transactions to manage our foreign currency exposure that could have a significant impact on our operations. If and when we do engage in material foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
Item 8. Financial Statements and Supplementary Data
     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statement, notes, and report are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     Controls and Procedures
      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
     Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
MarineMax, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that MarineMax, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that MarineMax, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of MarineMax, Inc. and our report dated December 8, 2005 expressed an unqualified opinion thereon.
                                                                                          /s/ ERNST & YOUNG LLP
     Tampa, Florida,
     December 8, 2005
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business – Executive Officers.”
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
     (b) Exhibits

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (7)

3.2	Amended and Restated Bylaws of the Registrant (7)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (7)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett (1)

10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders (1)

10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders (1)

10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders (1)

10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders (1)

10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders (1)

10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders (1)

10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (2)

10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (2)

10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc. (3)

10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner (1)

10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner (1)

10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners (1)

10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners (1)

10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners (1)

10.3(e)	Employment Agreement between Registrant and William H. McGill Jr. (9)

10.3(f)	Employment Agreement between Registrant and Michael H. McLamb (9)

10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb

10.4	1998 Incentive Stock Plan, as amended through November 15, 2000 (8)

10.5	1998 Employee Stock Purchase Plan (1)

10.6	Settlement Agreement between Brunswick Corporation and Registrant (1)

10.7	Letter of Intent between Registrant and Stovall (1)

Exhibit
Number	Exhibit
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998 (1)

10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998 (1)

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998 (1)

10.11	Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc. (11)

10.12	Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc. (11)

10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders (8)

10.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (10)

10.18	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (10)

10.19	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc. (12)

10.20	Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders, as lenders (13)

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(11)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2004, as filed on February 2, 2005.

(13)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 23, 2005.
     (c) Financial Statement Schedules
     (1) See Item 15(a) above.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinemax, Inc.

/s/ William H. McGill Jr.

William H. McGill Jr. Chairman of the Board and Chief Executive Officer
Date: December 12, 2005
     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. McGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 12, 2005
/s/ MICHAEL H. McLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 12, 2005
/s/ ROBERT D. BASHAM Robert D. Basham	Director	December 12, 2005
/s/ HILLIARD M. EURE III Hilliard M. Eure III	Director	December 12, 2005
/s/ JOHN B. FURMAN John B. Furman	Director	December 12, 2005
/s/ ROBERT S. KANT Robert S. Kant	Director	December 12, 2005
/s/ JOSEPH A. WATTERS Joseph A. Watters	Director	December 12, 2005
/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 12, 2005

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
MarineMax, Inc.
We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MarineMax, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion thereon.
                                                                 /s/   ERNST & YOUNG LLP
     Tampa, Florida,
     December 8, 2005

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,076	$27,271
Accounts receivable, net	24,977	26,235
Inventories, net	283,797	317,705
Prepaid expenses and other current assets	5,966	6,934
Deferred tax assets	3,465	4,956

Total current assets	333,281	383,101

Property and equipment, net	84,507	99,994
Goodwill and other intangible assets, net	55,862	56,184
Other long-term assets	709	211

Total assets	$474,359	$539,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$55,841	$18,146
Customer deposits	15,917	25,793
Accrued expenses	17,625	21,096
Short-term borrowings	153,000	150,000
Current maturities of long-term debt	2,885	4,635

Total current liabilities	245,268	219,670

Deferred tax liabilities	8,918	10,771
Long-term debt, net of current maturities	23,352	25,450

Total liabilities	277,538	255,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2004 and 2005	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 15,711,012 and 17,678,087 shares issued and outstanding at September 30, 2004 and 2005, respectively	16	18
Additional paid-in capital	70,325	125,672
Deferred stock compensation	—	(2,397)
Retained earnings	127,098	160,924
Treasury stock, at cost, 30,000 shares held at September 30, 2004 and 2005	(618)	(618)

Total stockholders’ equity	196,821	283,599

Total liabilities and stockholders’ equity	$474,359	$539,490

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2003	2004	2005
Revenue	$607,501	$762,009	$947,347
Cost of sales	459,729	573,616	712,843

Gross profit	147,772	188,393	234,504

Selling, general, and administrative expenses	113,299	139,470	169,975

Income from operations	34,473	48,923	64,529

Interest expense	2,471	6,499	9,291

Income before income tax provision	32,002	42,424	55,238

Income tax provision	12,321	16,126	21,412

Net income	$19,681	$26,298	$33,826

Basic net income per common share	$1.28	$1.69	$2.01

Diluted net income per common share	$1.26	$1.58	$1.88

Weighted average number of common shares used in computing net income per common share:
Basic	15,337,873	15,585,314	16,815,445

Diluted	15,671,470	16,666,107	18,032,533

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

			Additional	Deferred			Total
	Common Stock		Paid-in	Stock	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity
BALANCE, September 30, 2002	15,285,704	$15	$64,037	$—	$81,156	$(18)	$145,190

Net income	—	—	—	—	19,681	—	19,681
Purchase of treasury stock	(15,000)	—	—	—	—	(134)	(134)
Issuance of treasury stock	17,349	—	(121)	—	(31)	152	—
Shares issued under employee stock purchase plan	32,335	—	365	—	—	—	365
Shares issued upon exercise of stock options	52,705	—	624	—	—	—	624
Stock-based compensation	28,593	—	275	—	—	—	275
Tax benefit of options exercised	—	—	55	—	—	—	55

BALANCE, September 30, 2003	15,401,686	15	65,235	—	100,806	—	166,056

Net income	—	—	—	—	26,298	—	26,298
Purchase of treasury stock	(32,000)	—	—	—	—	(678)	(678)
Issuance of treasury stock	2,000	—	—	—	(6)	60	54
Shares issued under employee stock purchase plan	64,429	—	636	—	—	—	636
Shares issued upon exercise of stock options	271,338	1	2,964	—	—	—	2,965
Stock-based compensation	3,559	—	80	—	—	—	80
Tax benefit of options exercised	—	—	1,410	—	—	—	1,410

BALANCE, September 30, 2004	15,711,012	16	70,325	—	127,098	(618)	196,821

Net income	—	—	—	—	33,826	—	33,826
Shares issued under employee stock purchase plan	51,727	—	1,018	—	—	—	1,018
Shares issued upon exercise of stock options	379,567	—	4,268	—	—	—	4,268
Shares issued through public offering	1,429,000	2	44,201	—	—	—	44,203
Stock-based compensation	106,781	—	3,132	(3,027)	—	—	105
Amortization of deferred stock compensation	—	—	—	630	—	—	630
Tax benefit of options exercised	—	—	2,728	—	—	—	2,728

BALANCE, September 30, 2005	17,678,087	$18	$125,672	$(2,397)	$160,924	$(618)	$283,599

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,681	$26,298	$33,826
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,440	5,273	6,118
Deferred income tax provision	1,001	180	363
(Gain) / loss on sale of property and equipment	(29)	1	(136)
Stock-based compensation expense	275	80	735
Tax benefit of options exercised	55	1,410	2,728
(Increase) / decrease in —
Accounts receivable, net	(7,356)	(3,220)	(1,258)
Inventories, net	8,309	(110,369)	(31,143)
Prepaid expenses and other assets	148	(1,640)	(659)
Increase / (decrease) in —
Accounts payable	3,025	43,439	(37,720)
Customer deposits	732	5,989	9,876
Accrued expenses	(1,897)	2,608	3,471
Short-term borrowings	(1,186)	50,939	(5,429)

Net cash provided by / (used in) operating activities	27,198	20,988	(19,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,988)	(10,174)	(17,795)
Net cash used in business acquisitions	(10,716)	(10,232)	(650)
Proceeds from sale of property and equipment	258	235	571

Net cash used in investing activities	(19,446)	(20,171)	(17,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	3,200	3,271
Repayments of long-term debt	(2,422)	(2,426)	(3,463)
Purchases of treasury stock	(134)	(678)	—
Net proceeds from issuance of common stock through public offering	—	—	44,203
Net proceeds from issuance of common stock under option and employee purchase plans	989	3,655	5,286

Net cash (used in) / provided by financing activities	(1,567)	3,751	49,297

NET INCREASE IN CASH AND CASH EQUIVALENTS:	6,185	4,568	12,195
CASH AND CASH EQUIVALENTS, beginning of period	4,323	10,508	15,076

CASH AND CASH EQUIVALENTS, end of period	$10,508	$15,076	$27,271

Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt assumed for property and equipment purchases	$3,000	$3,120	$4,040
See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:
     We were incorporated in Delaware in January 1998, and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2005, we operated through 71 retail locations in 17 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 65%, 60%, and 60% of our revenue in fiscal 2003, 2004, and 2005, respectively. We believe we represented approximately 10% of all Brunswick marine product sales during the same periods.
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
     As of September 30, 2005, each of our operating dealership subsidiaries that carry the Sea Ray product line was a party to a ten-year dealer agreement with Brunswick covering Sea Ray products, and is the exclusive dealer of Sea Ray boats in its geographic markets. The dealer agreement was entered into in 1998. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet. Our subsidiary, MarineMax International, LLC, is a party to a dealer agreement with Ferretti Group and Bertram Yachts, which expires in August 2007. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.
     As is typical in the industry, we deal with manufacturers, other than the Sea Ray division of Brunswick, the Ferretti Group, and Bertram, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, including changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely. Additionally, a change in suppliers could cause a loss of revenue, which would affect operating results adversely.
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

2. ACQUISITIONS:
     We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 18 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the fiscal years ending September 30, 2003 and 2004. No significant acquisitions were completed during the fiscal year ending September 30, 2005.
     During June 2003, we acquired substantially all the assets and assumed certain liabilities of Sundance Marine, Inc., a privately held boat dealership with locations in Denver and Grand Junction, Colorado, for approximately $3.3 million in cash, including acquisition costs. The acquisition resulted in the recognition of approximately $1.7 million in tax deductible goodwill, including acquisition costs, and approximately $900,000 in tax deductible indefinite-lived intangible assets (dealer agreements). The acquisition expands our ability to serve consumers in the western United States boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations. The asset purchase agreement contains an earn out provision, which will impact the final purchase price annually, based on the future profits of the region through September 2008, assuming certain conditions and provisions are met. Based on these conditions and provisions, approximately $200,000 has been earned through fiscal 2005 and accounted for as an adjustment to the recognized amount of tax deductible goodwill. Sundance Marine has been included in our consolidated financial statements since the date of acquisition.
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
     During October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition resulted in the recognition of approximately $300,000 in tax deductible goodwill, including acquisition costs. The acquisition provides us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The assets purchase agreement contained an earn out provision based on the future profits of the location, assuming certain conditions and provisions were met. In August 2004, the earn out provisions were modified withdrawing the requirements for any future earn out payments. Emarine has been included in our consolidated financial statements since the date of acquisition.
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
     We made interest payments of approximately $5.2 million, $6.5 million, and $9.0 million for the fiscal years ended September 30, 2003, 2004, and 2005, respectively, including interest on debt to finance our real estate holdings and new boat inventory. We made income tax payments of approximately $9.1 million, $16.2 million, and $15.3 million for the fiscal years ended September 30, 2003, 2004, and 2005, respectively.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to relocating inventory prior to sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Based on the agings of the inventories and our consideration of current market trends, we maintain a valuation allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2004 or 2005.

Property and Equipment
     Property and equipment are recorded at cost, net of accumulated depreciation, and are depreciated over their estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation are as follows:

Years
Buildings and improvements	5-40
Machinery and equipment	3-10
Furniture and fixtures	5-10
Vehicles	5
     The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is included in the consolidated statements of operations. Maintenance, repairs, and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized and amortized over their useful lives.
Goodwill and Other Intangible Assets
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.
     There was no goodwill amortization expense for the fiscal years ended September 30, 2003, 2004, and 2005. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2004 and 2005.
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
Revenue Recognition
     We recognize revenue from boat, motor, and trailer sales and parts, service, and storage operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sales are recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution, or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2004 or 2005, is based on our experience with repayments or defaults on the related finance or insurance contracts.
     We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2004 or 2005, is based upon our experience with repayments or defaults on the service contracts.
Stock-Based Compensation
     We account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We apply the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and net income per share for the effects on compensation expense had the fair value method of accounting for stock options and stock purchases been adopted. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. In March 2003, we adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148). Under SFAS 148, the pro forma disclosures of stock-based compensation, as if the fair value method had been used, are required in both annual and interim financial statements.
     During December 2004, we granted nonvested common stock awards (restricted stock) to key employees pursuant to the 1998 Incentive Stock Plan. The awards are accounted for using the measurement and recognition principles of APB 25, and therefore, unearned compensation is measured at the date of grant and recognized as compensation expense over the vesting period. Shares awarded during December 2004 will vest after four years. At September 30, 2005, approximately $2.4 million of unearned compensation remains to be recognized in selling, general, and administrative expenses on a straight line basis over the remaining vesting period of the restricted stock awards. For the fiscal year ending September 30, 2005, we recorded approximately $735,000 of stock-based compensation expense in selling, general, and administrative expenses related to the restricted stock awards and Board of Director fees.
     Had compensation expense been determined using the fair value method described in SFAS 123, our net income and net income per share, as reported, would have been the following for the fiscal years ended September 30,

	2003	2004	2005
	(amounts in thousands except per share data)
Net income as reported	$19,681	$26,298	$33,826
Add: Stock-based employee compensation expense, included in net income, net of related tax effects	—	—	388
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,215)	(1,524)	(2,159)

Pro forma net income	$18,466	$24,774	$32,055

Basic net income per share:
As reported	$1.28	$1.69	$2.01

Pro forma	$1.20	$1.59	$1.91

Diluted net income per share:
As reported	$1.26	$1.58	$1.88

Pro forma	$1.20	$1.52	$1.80

     See Note 12 – “Stock Option and Purchase Plans” for further discussion and assumptions used to calculate the above pro forma information.
Advertising and Promotional Costs
     Advertising and promotional costs are expensed as incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Based on the requirements of our co-op assistance programs from our manufacturers, EITF 02-16 permits the netting of the assistance against the related advertising expenses. Total advertising and promotional expenses approximated $8.3 million, $10.0 million and $14.5 million, net of related co-op assistance of approximately $1.1 million, $1.8 million and $1.6 million for the fiscal years ended September 30, 2003, 2004, and 2005, respectively.
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
New Accounting Pronouncements
     During December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”

(APB 25), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosures that were allowed as an alternative to financial statement recognition. Statement 123(R) was originally effective the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) issued a new rule amending the effective date of SFAS 123(R) to the first fiscal year beginning after June 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006, under the “modified prospective” method. Based on this revised effective date, there was not a reduction in net income per diluted share in the fourth quarter of fiscal 2005. We are currently assessing the implications of this revised standard and the effect it will have on our results of operations in the first quarter of fiscal 2006 and thereafter.
Concentrations of Credit Risk
     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions. Concentrations of credit risk arising from our receivables are limited primarily to amounts due from manufacturers and financial institutions.
Fair Value of Financial Instruments
     The carrying amount of our financial instruments approximates fair value due either to length to maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.
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
     The allowance for uncollectible receivables, which was not material to the consolidated financial statements taken as a whole as of September 30, 2004 or 2005, is based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. We review the allowance for uncollectible receivables when a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

     The accounts receivable balances consisted of the following at September 30,

	2004	2005
	(amounts in thousands)
Trade receivables	$17,012	$14,570
Amounts due from manufacturers	6,930	10,374
Other receivables	1,035	1,291

	$24,977	$26,235

5. INVENTORIES:
     Inventories consisted of the following at September 30,

	2004	2005
	(amounts in thousands)
New boats, motors and trailers	$243,347	$265,954
Used boats, motors and trailers	33,102	43,193
Parts, accessories and other	7,348	8,558

	$283,797	$317,705

6. PROPERTY AND EQUIPMENT:
     Property and equipment consisted of the following at September 30,

	2004	2005
	(amounts in thousands)
Land	$25,598	$33,223
Buildings and improvements	49,830	58,082
Machinery and equipment	23,697	27,524
Furniture and fixtures	5,888	6,311
Vehicles	4,808	5,513

	109,821	130,653
Less — Accumulated depreciation	(25,314)	(30,659)

	$84,507	$99,994

7. GOODWILL AND OTHER INTANGIBLE ASSETS:
     The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, were as follows:

		Identifiable
		Intangible
	Goodwill	Assets	Total
	(amounts in thousands)
Balance, September 30, 2003	$48,639	$4,505	$53,144
Additions during the period	1,683	1,035	2,718

Balance, September 30, 2004	50,322	5,540	55,862
Additions during the period	199	123	322

Balance, September 30, 2005	$50,521	$5,663	$56,184

8. SHORT-TERM BORROWINGS:
     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of September 30, 2005, we were in compliance with all of the credit facility covenants.
     Prior to the February 2005 amended and restated credit and security agreement, our line of credit provided us with asset based borrowing availability of up to $260 million for working capital and inventory financing and permitted $20 million in approved-vendor floorplan borrowings, all of which were determined pursuant to a borrowing base formula. The facility bore interest at LIBOR plus 175 to 260 basis points, which was determined in accordance with a Performance Pricing grid, as defined in the credit facility. The credit facility required us to satisfy certain covenants, including maintaining a tangible net worth ratio.
     Short-term borrowings as of September 30, 2004 and 2005 were $153.0 million and $150.0 million, respectively. The additional available borrowings under the credit facility at September 30, 2005 were approximately $180.0 million. At September 30, 2004 and 2005, the interest rate on the outstanding short-term borrowings was 3.4% and 5.2%, respectively. Generally, our short-term borrowings are collateralized by certain accounts receivable and inventories.
     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We adopted EITF 02-16 during the quarter ended December 31, 2002, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Note 3 — “Significant Accounting Policies — Vendor Consideration Received” for further discussion of the adoption of this standard.

9. LONG-TERM DEBT:
     Long-term debt consisted of the following at September 30,

	2004	2005
	(amounts in thousands)
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $397 to $13,744, bearing interest at rates ranging from 7.11% to 9.79%, maturing February 2006 through June 2008, collateralized by machinery, equipment, and real estate	$1,268	$1,081

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $25,882 to $37,500, bearing interest at rates ranging from 5.33% to 5.78%, maturing May 2007 through July 2014, collateralized by certain vehicles and machinery, equipment, and real estate	13,210	11,512

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $34,552 to $57,395, bearing interest at rates ranging from 5.22% to 7.75%, maturing September 2010 through July 2015, collateralized by certain vehicles and machinery, equipment, and real estate	11,759	17,492

	26,237	30,085
Less — Current maturities	(2,885)	(4,635)

	$23,352	$25,450

     The aggregate maturities of long-term debt were as follows at September 30, 2005:

(amounts in thousands)
2006	$4,635
2007	3,539
2008	3,429
2009	3,523
2010	3,584
Thereafter	11,375

Total	$30,085

10. INCOME TAXES:
     The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2003	2004	2005
	(amounts in thousands)
Current provision:
Federal	$10,074	$14,310	$18,871
State	1,246	1,636	2,178

Total current provision	11,320	15,946	21,049

Deferred provision:
Federal	$910	$164	$330
State	91	16	33

Total deferred provision	1,001	180	363

Total income tax provision	$12,321	$16,126	$21,412

     Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2003	2004	2005
Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.5%	2.8%	3.6%
Other	0.0%	0.2%	0.2%

Effective tax rate	38.5%	38.0%	38.8%

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The components of deferred taxes at September 30 were as follows:

	2004	2005
	(amounts in thousands)
Current deferred tax assets:
Inventories	$1,073	$1,391
Accrued expenses	2,392	3,565

Net current deferred tax assets	$3,465	$4,956

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(9,052)	$(11,121)
Other	134	350

Net long-term deferred tax liabilities	$(8,918)	$(10,771)

     At September 30, 2005, we estimated that it is more likely than not that we will recognize the benefit of our deferred tax assets and, accordingly, no valuation allowance has been recorded.
11. STOCKHOLDERS’ EQUITY:
     In November 2000, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 300,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At September 30, 2005, we have purchased an aggregate of 128,413 shares of common stock under the plan for an aggregate purchase price of approximately $1.3 million. At September 30, 2005, 89,611 and 8,802 of those repurchased shares have been reissued in conjunction with our Employee Stock Purchase Plan and our Incentive Stock Plan, respectively.

12. STOCK OPTION AND PURCHASE PLANS:
     On April 5, 1998 and April 30, 1998, respectively, the Board of Directors adopted and the stockholders approved the following stock plans:
     1998 Incentive Stock Plan (the Incentive Stock Plan) — The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The maximum number of shares of common stock that may be issued pursuant to the Incentive Stock Plan is the lesser of 4,000,000 shares or the sum of (1) 20% of the then-outstanding shares of our common stock plus (2) the number of shares exercised with respect to any awards granted under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any time during the life of the Incentive Stock Plan. The date on which options vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator. The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to our non-employee directors.
     The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended September 30,

	2003	2004	2005
Risk-free interest rate	5.1%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5.4 years	5.4 years	5.4 years
Volatility	40.7%	41.9%	42.1%
     Using these assumptions, the fair value of the stock options granted as of September 30, 2003, 2004, and 2005 was approximately $11.6 million, $15.2 million, and $17.5 million, respectively, which would be amortized as compensation expense over the vesting period of the options.
     A summary of the status of our stock option plans for the fiscal years ended September 30, was as follows:

	2003		2004		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding beginning of year	2,376,446	$10.55	2,324,669	$10.31	2,446,095	$11.92
Granted	395,800	$9.96	515,609	$18.50	253,219	$26.67
Exercised	(52,705)	$11.85	(271,338)	$11.51	(379,567)	$11.24
Forfeited	(394,872)	$11.24	(122,845)	$9.91	(61,616)	$16.36

Outstanding end of year	2,324,669	$10.31	2,446,095	$11.92	2,258,131	$13.57

     The following table summarizes information about outstanding and exercisable stock options at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise		Life in	Exercise		Exercise
Prices	Options	Years	Price	Options	Price
$7.00 - 12.00	1,078,908	5.4	$8.79	371,718	$9.03
$12.01 - 17.00	487,223	3.5	$12.65	403,186	$12.56
$17.01 - 22.00	408,000	8.1	$17.90	9,000	$19.43
$22.01 - 27.00	215,000	9.1	$26.15	17,000	$24.55
$27.01 - 32.00	69,000	9.2	$29.89	10,167	$28.83

	2,258,131	6.0	$13.57	811,071	$11.47

     Generally, the options granted have a term of 10 years from the grant date and vest 20% per annum beginning at the end of year three.
     During the fiscal year ended September 30, 2004, all warrants issued in conjunction with the fiscal 1999 Boating World acquisition were exercised. The warrants enabled the holder to purchase 40,000 shares of our common stock at $15.00 per share.
     Employee Stock Purchase Plan (the Stock Purchase Plan) — The Stock Purchase Plan provides for up to 750,000 shares of common stock to be issued, and is available to all our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
13. NET INCOME PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30,

	2003	2004	2005
Weighted average common shares outstanding used in calculating basic net income per share	15,337,873	15,585,314	16,815,445
Effect of dilutive options	333,597	1,080,793	1,217,088

Weighted average common and common equivalent shares used in calculating diluted net income per share	15,671,470	16,666,107	18,032,533

     Options to purchase 860,905, 17,460, and 53,000 shares of common stock were outstanding at September 30, 2003, 2004, and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES:
Lease Commitments
     We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Rental payments, including month-to-month rentals, were approximately $7.2 million, $8.9 million, and $9.4 million for the fiscal years ended September 30, 2003, 2004, and 2005, respectively. Rental payments to related parties under both cancelable and non-cancelable operating leases approximated $367,000, $385,000, and $385,000 for the fiscal years ended September 30, 2003, 2004, and 2005, respectively.
     The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2003, 2004, and 2005, represent rental payments for buildings to an entity partially owned by an officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.
     Future minimum lease payments under non-cancelable operating leases at September 30, 2005, were as follows:

(amounts in thousands)
2006	$6,758
2007	6,729
2008	5,167
2009	2,036
2010	1,008
Thereafter	927

Total	$22,625

Other Commitments and Contingencies
     We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with these matters was not determinable at September 30, 2005. However, based on information available at September 30, 2005 surrounding the single lawsuit award that we are currently appealing, we increased our accrued litigation expense by approximately $1.7 million. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
     We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.
15. EMPLOYEE 401(k) PROFIT SHARING PLANS:
     Effective January 1, 2001, we amended our 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participants’ compensation. We contributed, under the Plan, or pursuant to previous similar plans, amounts ranging from approximately $700,000 to approximately $1.3 million for the fiscal years ended September 30, 2003, 2004, and 2005.
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
17. SUBSEQUENT EVENTS:
     During November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1.0 million shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions.
     During December 2005, we, through our principal operating subsidiaries, and Brunswick, through its Sea Ray division, entered into a Sales and Service Agreements relating to Sea Ray products extending through June 2015. Each of these dealer agreements appoints one of our operating subsidiaries as a dealer for the retail sale, display, and servicing of all Sea Ray products, parts, and accessories currently or in the future sold by Sea Ray. Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Each dealer agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Each dealer agreement also restricts the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any Sea Ray products outside its territory without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. In addition, each dealer agreement provides for the lowest product prices charged by Sea Ray from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs and the right of Sea Ray in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.
     During December 2005, we and the Sea Ray Division of Brunswick have entered into a revised agreement replacing our previous agreement to provide a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. The agreement extends through June 2015. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (7)

3.2	Amended and Restated Bylaws of the Registrant (7)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (7)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett (1)

10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders (1)

10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders (1)

10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders (1)

10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders (1)

10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders (1)

10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders (1)

10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (2)

10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (2)

10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc. (3)

10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner (1)

10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner (1)

10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners (1)

10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners (1)

10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners (1)

10.3(e)	Employment Agreement between Registrant and William H. McGill Jr. (9)

10.3(f)	Employment Agreement between Registrant and Michael H. McLamb (9)

10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb

10.4	1998 Incentive Stock Plan, as amended through November 15, 2000 (8)

10.5	1998 Employee Stock Purchase Plan (1)

10.6	Settlement Agreement between Brunswick Corporation and Registrant (1)

10.7	Letter of Intent between Registrant and Stovall (1)

Exhibit
Number	Exhibit
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998 (1)

10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998 (1)

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998 (1)

10.11	Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc. (11)

10.12	Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc. (11)

10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders (8)

10.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (10)

10.18	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (10)

10.19	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc. (12)

10.20	Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as lenders (13)

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(11)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter period ended December 31, 2004, as filed on February 2, 2005.

(13)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 23, 2005.