Form 10-Q
period 2005-12-31
MARINEMAX INC
filed 2006-02-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of outstanding shares of the registrant’s Common Stock on February 3, 2006 was 17,960,389.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2005
Revenue	$184,188	$181,184
Cost of sales	140,064	136,836

Gross profit	44,124	44,348

Selling, general, and administrative expenses	37,140	40,472

Income from operations	6,984	3,876

Interest expense	2,384	2,761

Income before income tax provision	4,600	1,115

Income tax provision	1,771	451

Net income	$2,829	$664

Basic net income per common share	$0.18	$0.04

Diluted net income per common share	$0.17	$0.04

Weighted average number of common shares used in computing net income per common share:

Basic	15,811,616	17,611,841

Diluted	16,959,020	18,525,849

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2005	2005
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,271	$10,638
Accounts receivable, net	26,235	26,515
Inventories, net	317,705	388,072
Prepaid expenses and other current assets	6,934	6,446
Deferred tax assets	4,956	5,176

Total current assets	383,101	436,847

Property and equipment, net	99,994	99,649
Goodwill and other intangible assets, net	56,184	56,320
Other long-term assets	211	369

Total assets	$539,490	$593,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,146	$15,560
Customer deposits	25,793	21,998
Accrued expenses	21,096	22,925
Short-term borrowings	150,000	206,000
Current maturities of long-term debt	4,635	4,580

Total current liabilities	219,670	271,063

Deferred tax liabilities	10,771	11,065
Long-term debt, net of current maturities	25,450	24,557

Total liabilities	255,891	306,685

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2005 and December 31, 2005	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 17,678,087 and 17,937,595 shares issued and outstanding at September 30, 2005 and December 31, 2005, respectively	18	18
Additional paid-in capital	125,672	125,648
Retained earnings	160,924	161,588
Deferred stock compensation	(2,397)	—
Accumulated other comprehensive loss	—	(136)
Treasury stock, at cost, 30,000 shares held at September 30, 2005 and December 31, 2005	(618)	(618)

Total stockholders’ equity	283,599	286,500

Total liabilities and stockholders’ equity	$539,490	$593,185

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2005
Net income	$2,829	$664

Other comprehensive income / (loss):
Change in fair market value of interest rate swap	—	62
Change in fair market value of foreign currency hedges	—	(198)

Comprehensive income	$2,829	$528

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Stock	Equity
BALANCE, September 30, 2005	17,678,087	$18	$125,672	$160,924	$(2,397)	$—	$(618)	$283,599

Net income	—	—	—	664	—	—	—	664
Adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	29,119	—	631	—	—	—	—	631
Shares issued upon exercise of stock options	53,452	—	519	—	—	—	—	519
Stock-based compensation	176,937	—	55	—	—	—	—	55
Amortization of deferred stock compensation	—	—	1,059	—	—	—	—	1,059
Tax benefit of options exercised	—	—	109	—	—	—	—	109
Comprehensive loss	—	—	—	—	—	(136)	—	(136)

BALANCE, December 31, 2005	17,937,595	$18	$125,648	$161,588	$—	$(136)	$(618)	$286,500

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,829	$664
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,208	1,697
Deferred income tax provision	903	74
Gain on sale of property and equipment	(1)	(75)
Stock-based compensation expense	111	1,114
Tax benefit of options exercised	600	—
Decrease / (increase) in —
Accounts receivable, net	6,934	(280)
Inventories, net	(46,461)	(70,367)
Prepaid expenses and other assets	(116)	376
(Decrease) / increase in —
Accounts payable	(43,647)	(2,784)
Customer deposits	(5,937)	(3,795)
Accrued expenses	1,151	1,829
Short-term borrowings	79,396	56,000

Net cash used in operating activities	(3,030)	(15,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,988)	(1,336)
Net cash used in business acquisitions	(493)	(136)
Proceeds from sale of property and equipment	—	75

Net cash used in investing activities	(3,481)	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock under option and employee purchase plans	1,705	1,150
Excess tax benefits from share-based arrangements	—	109
Repayments of long-term debt	(769)	(948)

Net cash provided by financing activities	936	311

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,575)	(16,633)
CASH AND CASH EQUIVALENTS, beginning of period	15,076	27,271

CASH AND CASH EQUIVALENTS, end of period	$9,501	$10,638

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,394	$2,301
Income taxes	$119	$2,170
See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories, and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2005 we operated through 71 retail locations in 17 states, consisting of Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Maryland, Minnesota, Nevada, New Jersey, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts. Sales of new Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 60% of our revenue in fiscal 2005. Brunswick is the world’s largest manufacturer of pleasure boats and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 35% of its new Sea Ray boat sales, during our 2005 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products and we operate as the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah.
     We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We believe these brands offer a migration for our existing customer base or fill a void in our product offerings and accordingly will not compete with or cannibalize the business generated from our other prominent brands.
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
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements.

The operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected in future periods.
     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported unaudited condensed consolidated financial statements to conform to the unaudited condensed consolidated financial statement presentation of the current period. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements of dealerships that we have acquired, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal year 2005, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.
     The carrying amounts of goodwill and identifiable intangible assets as of December 31, 2005 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2005	$50,521	$5,663	$56,184
Changes during the period	140	(4)	136

Balance, December 31, 2005	$50,661	$5,659	$56,320

     Goodwill and identifiable intangible asset changes during the period relate to the finalizing of purchase price allocations on recently completed acquisitions whose effects were not significant on either an individual or an aggregate basis.
4.	Derivative Instruments and Hedging Activity
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, all derivative instruments are recorded as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk is recognized in earnings in the current period. All of our firm commitments and interest rate hedges are designated as cash flow hedges.

     We have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the point in which the contracts are entered into until actual delivery of the inventory and corresponding payments are made. At December 31, 2005, the outstanding contracts had a combined notional amount of approximately $17.4 million and mature at various times through December 2006. We have separately evaluated each contract using the criteria in SFAS 133 and determined there was no ineffectiveness associated with any of them. We account for the cost of entering into the hedging instruments, or difference between the spot rate and the forward rate at inception, as ineffective and amortize and recognize the related cost as an expense in earnings over the life of the related instrument. At December 31, 2005, approximately $67,000 of costs related to entering into the hedging instruments was recorded as an expense in earnings. In addition, outstanding contracts at December 31, 2005 had unrealized losses of approximately $241,000, which were recorded in accounts payable as a derivative liability on the condensed consolidated balance sheet. For closed contracts related to inventory on hand at December 31, 2005, approximately $24,000 of unrealized losses were recorded as a contra inventory on the condensed consolidated balance sheet. These unrealized losses will be recognized as a cost of sale when the related boat is sold. At December 31, 2005, the net unrealized losses related to open and closed contracts recorded in accumulated other comprehensive loss were approximately $198,000. We had no foreign currency cash flow hedges outstanding at December 31, 2004.
     We have entered into an interest rate swap agreement with a notional principal amount of $4.0 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable. Under the terms of the swap agreement, which matures in June 2015, we are required to make payments at a fixed rate of 5.67% and receive a variable rate based on the London Interbank Offering Rate (LIBOR) plus a spread of 125 basis points. This swap agreement meets the criteria of SFAS 133 for use of the “shortcut method” and therefore, is considered perfectly effective. At December 31, 2005, the swap agreement had a fair value of approximately $62,000, which was recorded in other long-term assets on the condensed consolidated balance sheet. We had no interest rate swap agreements outstanding at December 31, 2004.
5.	Short-Term Borrowings
     During February 2005, we entered into an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of December 31, 2005, we were in compliance with all of the credit facility covenants.
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
     We issued a total of 259,508 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the three months ended December 31, 2005. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

7.	Stock-Based Compensation
     Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148).
     Under APB 25, no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan (ESPP). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for non-vested common stock awards (restricted stock awards) and Board of Director fees. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.
     We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
     Upon adoption of SFAS 123R, we continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.
     The following table illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to the adoption of SFAS 123R (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2004	2005
Net income as reported	$2,829	$664
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects of $31 and $252	50	837
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $116 and $252	(624)	(837)

Pro forma net income	$2,255	$664

Basic earnings per share:
As reported	$0.18	$0.04

Pro forma	$0.14	$0.04

Diluted earnings per share:
As reported	$0.17	$0.04

Pro forma	$0.13	$0.04

     Cash received from option exercises under all share-based payment arrangements for the three months ended December 31, 2004 and 2005 was approximately $1.7 million and $1.2 million, respectively. There was no significant tax benefit realized for tax deductions from option exercises for the three months ended December 31, 2004 and 2005, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
8. 1998 Incentive Stock Plan (the Incentive Stock Plan)
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
     The exercise price of options granted under the Incentive Stock Plan is to be at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the Incentive Stock Plan may not exceed ten years. The options granted have varying vesting periods, but generally become fully vested at either the end of year five or the end of year seven, depending on the specific grant.
     The following table summarizes option activity from September 30, 2005 through December 31, 2005:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2005	929,488	2,258,131		$13.57	6.0
Options authorized	—	—
Options expired	—	—
Options granted	(296,645)	296,645		$27.62
Options cancelled	11,073	(11,073)		$13.84
Restricted stock awards	(175,000)	—
Options exercised	—	(53,452)		$9.72

Balance at December 31, 2005	468,916	2,490,251	$40,670	$15.25	6.2

Exercisable at December 31, 2005	—	922,579	$18,788	$11.24	3.9

     The weighted-average grant date fair value of options granted during the three months ended December 31, 2004 and 2005 was $12.08 and $11.56, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2004 and 2005 was approximately $1.6 million and $972,000, respectively.
     As of December 31, 2005, there was approximately $5.9 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 4.7 years. The total fair value of options vested during the three months ended December 31, 2004 and 2005 was approximately $440,000 and $645,000, respectively.
     We continued using the Black-Scholes model to estimate the fair value of options granted in the first fiscal quarter of 2006. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2004	2005
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	4.5%
Volatility	44.7%	45.2%
Expected life	5.4 years	4.3 years
9.	Employee Stock Purchase Plan (the Stock Purchase Plan)
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2004	2005
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.6%	4.3%
Volatility	36.5%	37.3%
Expected life	six-months	six-months
10.	Restricted Stock Awards
     During the first quarter of fiscal 2005 and 2006, we granted restricted stock awards to certain key employees pursuant to the 1998 Incentive Stock Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific awards.
     The restricted stock awards granted in fiscal 2005 were accounted for using the measurement and recognition provisions of APB 25. Accordingly, compensation cost was measured at the grant date using the intrinsic value method and will be recognized in earnings over the period in which the restricted stock awards vest. The restricted stock awards granted subsequent to September 30, 2005 are accounted for using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period.

     The following table summarizes restricted stock activity from September 30, 2005 through December 31, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance at September 30, 2005	103,000	$29.39
Changes during the period
Shares granted	175,000	$27.47
Shares vested	—	$—
Shares forfeited	—	$—

Non-vested balance at December 31, 2005	278,000	$28.18

     As of December 31, 2005, there was $6.9 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years. Pursuant to SFAS 123R, the approximate $2.4 million of deferred stock compensation recorded as a reduction to stockholders’ equity at September 30, 2005 is no longer reported as a separate component of stockholders’ equity and is instead recorded in additional paid-in capital.
11.	Earnings Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2004	2005
Weighed average common shares outstanding used in calculating basic earnings per share	15,811,616	17,611,841
Effect of dilutive options	1,147,404	914,008

Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,959,020	18,525,849

     Options to purchase 25,225 and 244,179 shares of common stock as of December 31, 2004 and December 31, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
12.	Contingencies
     We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with these matters was not determinable at December 31, 2005. However, based on information available at December 31, 2005 surrounding the single lawsuit award, our accrued litigation reserve remained approximately $1.7 million. While it is not feasible to determine the outcome of these actions at this time, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
13.	Subsequent Event
     Subsequent to December 31, 2005, we acquired substantially all the assets, including certain real estate, of Port Arrowhead Marina, Inc. and its affiliated companies, Lake Port Marina, Inc. and Port Arrowhead, Inc. (the Port Arrowhead Group) for approximately $27.5 million in cash, plus working capital adjustments, and the assumption of certain liabilities. The majority of the purchase price related to the acquisition of substantial real estate holdings consisting of a large marina with more than 300 slips and two retail stores. The acquisition provides us with six established retail locations located in Missouri and Oklahoma and expands our ability to serve consumers in the Midwest boating community. Additionally, the acquisition further allows us to leverage our inventory management and inventory financing resources over the acquired locations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
General
     We are the largest recreational boat retailer in the United States with fiscal year 2005 revenue exceeding $947.0 million. Through our current 76 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
     We were incorporated in January 1998. We conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 19 recreational boat dealers, two boat brokerage operations, and one full-service yacht repair facility. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.
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
     In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of our financial condition and results of operations in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about various matters, including the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
     We recognize revenue from boat, motor, and trailer sales and parts, service, and storage operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when the related boat sale is recognized. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product, as evidenced by contract execution, or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms, as evidenced by contract execution, or when the related boat sale is recognized.
     We may be charged back on certain finance and extended warranty commissions and marketing fees on insurance products if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2005 or December 31, 2005. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $50.7 million and $5.6 million, respectively, as of December 31, 2005. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially than expected, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

Impairment of Long-Lived Assets
     We review property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards No.144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. To date, we have not recognized any impairment of long-lived assets in the application of SFAS 144.
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
Derivative Instruments
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Consolidated Results of Operations
     The following discussion compares the three months ended December 31, 2005 to the three months ended December 31, 2004 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004
     Revenue. Revenue decreased $3.0 million, or 1.6%, to $181.2 million for the three months ended December 31, 2005 from $184.2 million for the three months ended December 31, 2004. Of this decrease, $6.7 million was attributable to a 3.6% decline in comparable-store sales, offset by a $3.7 million increase in stores opened or acquired that were not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales for the three months ended December 31, 2005 resulted primarily from a decrease of approximately $3.7 million in boat and yacht sales, primarily caused by Hurricane Wilma that affected certain of our locations, partially offset by an increase in revenue from our parts and service products of approximately $700,000.

     Gross Profit. Gross profit increased $200,000, or 0.5% to $44.3 million for the three months ended December 31, 2005 from $44.1 million for the three months ended December 31, 2004. Gross profit as a percentage of revenue increased to 24.5% for the three months ended December 31, 2005 from 24.0% for the three months ended December 31, 2004. The increase was primarily attributable to an increase in gross margins on boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.3 million, or 9.0%, to $40.5 million for the three months ended December 31, 2005 from $37.2 million for the three months ended December 31, 2004. Selling, general, and administrative expenses as a percentage of revenue increased approximately 210 basis points to 22.3% for the three months ended December 31, 2005 from 20.2% for the three months ended December 31, 2004. The increase was primarily due to the hurricane related expenses of approximately $1.3 million to move and repair inventory, net of related insurance reimbursements, and uninsured losses to our locations. Beginning in the December 2005 quarter, we incurred an increase of approximately $700,000 of stock-based compensation expense recognized in accordance with the adoption of SFAS 123R. Additionally, a portion of the increase was due to increased facilities and other costs associated with new and acquired stores.
     Interest Expense. Interest expense increased $400,000, or 15.8%, to $2.8 million for the three months ended December 31, 2005 from $2.4 million for the three months ended December 31, 2004. Interest expense as a percentage of revenue increased to 1.5% for the three months ended December 31, 2005 from 1.3% for the three months ended December 31, 2004. The increase was primarily a result of a less favorable interest rate environment, which accounted for approximately $900,000 of the increase and increased borrowings associated with our mortgages, which accounted for an approximate $100,000 increase. These increases were partially offset by a decrease in the average borrowings associated with our revolving credit facility, which accounted for an interest expense reduction of approximately $600,000.
     Income Tax Provision. Income taxes decreased $1.3 million, or 74.6%, to $450,000 for the three months ended December 31, 2005 from $1.8 million for the three months ended December 31, 2004 as a result of decreased earnings. Our effective income tax rate increased slightly to 40.42% for the three months ended December 31, 2005 from 38.5% for the three months ended December 31, 2004, primarily as a result of the adoption of SFAS 123R.
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
     For the three months ended December 31, 2004 and 2005, cash used in operating activities approximated $3.0 million and $15.5 million, respectively. For the three months ended December 31, 2004, cash used in operating activities was primarily used to decrease the accounts payable to our manufacturers, partially offset by our inventory management, including the management of inventory financing on short-term borrowings. For the three months ended December 31, 2005, cash used in operating activities was due primarily to our inventory management, including the management of inventory financing on short-term borrowings in addition to a decrease in customer deposits.
     For the three months ended December 31, 2004 and 2005, cash used in investing activities approximated $3.5 million and $1.4 million, respectively. For the three months ended December 31, 2004 and 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.

     For the three months ended December 31, 2004 and 2005, cash provided by financing activities approximated $900,000 and $300,000, respectively. For the three months ended December 31, 2004 and 2005, cash provided by financing was primarily attributable to common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt.
     As of December 31, 2005, our indebtedness totaled approximately $235.1 million, of which approximately $29.1 million was associated with our real estate holdings and approximately $206.0 million was associated with financing our inventory and working capital needs. At December 31, 2004 and 2005, the interest rate on the outstanding short-term borrowings was 4.0% and 5.8%, respectively. At December 31, 2005, our additional available borrowings under our credit facility were approximately $154.0 million.
     We currently maintain an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $340 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2008, with two one-year renewal options remaining. As of December 31, 2005, we were in compliance with all of the credit facility covenants.
     We issued a total of 259,508 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the three months ended December 31, 2005 in exchange for approximately $1.2 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during fiscal 2005 when Florida and other markets were affected by numerous hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2005, approximately 96.2% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At December 31, 2005, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $2.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. Therefore, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Ferretti Group. At December 31, 2005, these outstanding contracts have a combined notional amount of approximately $17.4 million and mature at various times through December 2006. At December 31, 2005 these outstanding contracts had unrealized losses of approximately $241,000, which were recorded as a derivative liability in accounts payable on the condensed consolidated balance sheet with approximately $198,000 recorded in accumulated other comprehensive loss. The firm commitments will settle in Euro dollars. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the Evaluation), under the supervision and with the participation of our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (Disclosure Controls). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls, as described in this Item 4, are effective in timely alerting them to material information required to be included in our periodic SEC reports. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 4, are effective in alerting them timely to material information required to be included in our periodic SEC reports.
Changes in Internal Controls
     The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ended September 30, 2005. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. Although we received an unqualified opinion on the adequacy of our internal control over financial reporting as of September 30, 2005, our internal control documentation and testing efforts remain ongoing to ensure continued compliance with the Act. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts.
     These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
CEO and CFO Certifications
     Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

10.1	(k)	Asset Purchase Agreement between Registrant, Port Arrowhead Marina, Inc., Lake Port Marina, Inc., Port Arrowhead, Inc., and Lakewood Resort Corporation.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 9, 2006	By:	/s/ Michael H. McLamb

Michael H. McLamb Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)