Form 10-Q
period 2006-03-31
MARINEMAX INC
filed 2006-05-10
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification
Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
727-531-1700
(Registrant’s telephone number, including area code)
Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☐           Accelerated filer    ☑           Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐           No  ☑
The number of outstanding shares of the registrant’s Common Stock on May 5, 2006 was 18,792,723.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Revenue	$228,384	$287,387	$412,572	$468,571
Cost of sales	173,368	218,812	313,432	355,648

Gross profit	55,016	68,575	99,140	112,923

Selling, general, and administrative expenses	40,921	50,088	78,061	90,560

Income from operations	14,095	18,487	21,079	22,363

Interest expense	2,704	4,294	5,088	7,055

Income before income tax provision	11,391	14,193	15,991	15,308

Income tax provision	4,385	5,605	6,156	6,056

Net income	$7,006	$8,588	$9,835	$9,252

Basic net income per common share	$0.42	$0.49	$0.61	$0.52

Diluted net income per common share	$0.39	$0.46	$0.57	$0.50

Weighted average number of common shares used in computing net income per common share:

Basic	16,505,919	17,705,799	16,137,974	17,658,304

Diluted	17,834,520	18,751,417	17,392,389	18,638,117

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,271	$14,938
Accounts receivable, net	26,235	59,406
Inventories, net	317,705	514,548
Prepaid expenses and other current assets	6,934	5,722
Deferred tax assets	4,956	4,929

Total current assets	383,101	599,543

Property and equipment, net	99,994	120,939
Goodwill and other intangible assets, net	56,184	116,204
Other long-term assets	211	4,756

Total assets	$539,490	$841,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,146	$27,613
Customer deposits	25,793	39,353
Accrued expenses	21,096	30,329
Short-term borrowings	150,000	385,000
Current maturities of long-term debt	4,635	3,607

Total current liabilities	219,670	485,902

Deferred tax liabilities	10,771	11,285
Long-term debt, net of current maturities	25,450	23,660

Total liabilities	255,891	520,847

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2005 and March 31, 2006	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 17,678,087 and 18,684,686 shares issued and outstanding at September 30, 2005 and March 31, 2006, respectively	18	19
Additional paid-in capital	125,672	150,629
Retained earnings	160,924	170,176
Deferred stock compensation	(2,397)	—
Accumulated other comprehensive income	—	389
Treasury stock, at cost, 30,000 shares held at September 30, 2005 and March 31, 2006	(618)	(618)

Total stockholders’ equity	283,599	320,595

Total liabilities and stockholders’ equity	$539,490	$841,442

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net income	$7,006	$8,588	$9,835	$9,252

Other comprehensive income:
Change in fair market value of interest rate swap, net of tax	—	41	—	79
Change in fair market value of foreign currency hedges, net of tax	—	282	—	160

Comprehensive income	$7,006	$8,911	$9,835	$9,491

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity
BALANCE, September 30, 2005	17,678,087	$18	$125,672	$160,924	$(2,397)	$—	$(618)	$283,599

Net income	—	—	—	9,252	—	—	—	9,252
Adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	29,119	—	631	—	—	—	—	631
Shares issued upon exercise of stock options	134,620	—	1,361	—	—	—	—	1,361
Stock-based compensation	177,836	—	85	—	—	—	—	85
Amortization of deferred stock compensation	—	—	2,394	—	—	—	—	2,394
Shares issued upon business acquisition	665,024	1	22,291	—	—	—	—	22,292
Tax benefit of options exercised	—	—	592	—	—	—	—	592
Comprehensive income	—	—	—	—	—	389	—	389

BALANCE, March 31, 2006	18,684,686	$19	$150,629	$170,176	$—	$389	$(618)	$320,595

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2005	2006
	(Restated *)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,835	$9,252
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,454	3,751
Deferred income tax provision	656	541
Loss (gain) on sale of property and equipment	3	(82)
Stock-based compensation expense	332	2,479
Tax benefits of options exercised	1,698	—
(Increase) decrease in —
Accounts receivable, net	(7,397)	(23,202)
Inventories, net	(68,102)	(77,035)
Prepaid expenses and other assets	977	1,417
Increase in —
Accounts payable	13,639	10,420
Customer deposits	7,509	195
Accrued expenses	6,044	7,650

Net cash used in operating activities	(32,352)	(64,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business investment	—	(4,007)
Purchases of property and equipment	(6,136)	(4,276)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(643)	(81,285)
Proceeds from sale of property and equipment	32	82

Net cash used in investing activities	(6,747)	(89,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(429)	142,001
Net proceeds from issuance of common stock through public offering	44,035	—
Net proceeds from issuance of common stock under option and employee purchase plans	3,144	1,992
Tax benefits of options exercised	—	592
Repayments of long-term debt	(1,799)	(2,818)

Net cash provided by financing activities	44,951	141,767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,852	(12,333)
CASH AND CASH EQUIVALENTS, beginning of period	15,076	27,271

CASH AND CASH EQUIVALENTS, end of period	$20,928	$14,938

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,695	$6,114
Income taxes	$622	$2,640

Supplemental schedule of non-cash investing activities:
Common stock issued in connection with business acquisitions	$—	$22,292

*	See Note 2 “Restatement”
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories, and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2006 we operated through 85 retail locations in 21 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts. Sales of new Sea Ray, Hatteras, Meridian, and Boston Whaler recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick), accounted for approximately 60% of our revenue in fiscal 2005. Brunswick is the world’s largest manufacturer of pleasure boats and marine engines. We believe our sales represented in excess of 10% of all Brunswick marine sales, including approximately 35% of its new Sea Ray boat sales, during our 2005 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering Sea Ray products, and we operate as the exclusive dealer of Sea Ray boats in our geographic markets. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah.
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
2.  Restatement and Basis of Presentation
Restatement
     We have restated certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95) in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, and recent discussions with the SEC Staff. Cash flows relating to short-term borrowings have been reclassified from operating cash flows to financing cash flows. This change in presentation had no impact on our previously reported net income, earnings per share, revenue, cash, total assets or stockholder’s equity. This change in presentation had the effect of decreasing net cash used in operating activities and net cash provided by financing activities.
Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods.
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
3.  Acquisitions
     During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, including acquisition costs, plus working capital adjustments. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. Port Arrowhead generated more than $70.0 million of revenue in fiscal 2004. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price is anticipated to result in the recognition of approximately $5.3 million in tax deductible goodwill, including acquisition costs, and approximately $2.9 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.
     Pro forma results of operations have not been presented because the effect of the Port Arrowhead acquisition was not significant on either an individual or an aggregate basis.
     During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, including acquisition costs, plus working capital adjustments. The shares were valued at $33.52 per share, which approximated the average closing market price of our common stock for the five day period beginning two days prior to and ending two days subsequent to the acquisition date. Surfside generated more than $140.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price is anticipated to result in the recognition of approximately $33.8 million in tax deductible goodwill, including acquisition costs, and approximately $17.9 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Surfside has been included in our consolidated financial statements since the date of acquisition.

     The following unaudited pro forma financial information presents the combined results of operations of our company with the operations of Surfside as if the acquisition had occurred as of the beginning of fiscal 2005 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$246,286	$316,967	$451,850	$522,782
Net income	$7,205	$7,841	$6,935	$7,262
Net income per common share:
Basic	$0.42	$0.43	$0.41	$0.40
Dilutive	$0.39	$0.40	$0.38	$0.38
     This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information includes an adjustment to record income taxes as if the significant acquisition was taxed as a C corporation from the beginning of the period presented until its acquisition date. The unaudited pro forma financial information does not include adjustments to remove certain private company expenses, which will not be incurred in future periods. The unaudited pro forma financial information also includes operations and activities that we did not acquire. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated this business as of the beginning of the period presented.
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
     The carrying amounts of goodwill and identifiable intangible assets as of March 31, 2006 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2005	$50,521	$5,663	$56,184
Changes during the period	39,274	20,746	60,020

Balance, March 31, 2006	$89,795	$26,409	$116,204

     Goodwill and identifiable intangible asset changes during the period relate to preliminary purchase price allocations on recently completed acquisitions and are subject to change as we finalize the purchase price allocations and determine the fair value of acquired intangible assets.

5.  Other Long-Term Assets
     During February 2006, we became party to a joint venture with Brunswick and acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we will operate and maintain the service business, and Brunswick will operate and maintain the marina business. Simultaneous with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We accounted for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Accordingly, we will adjust the carrying amount of our investment in Gulfport to recognize our share of the earnings or losses.
6.  Derivative Instruments and Hedging Activity
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, all derivative instruments are recorded as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk is recognized in earnings in the current period. All of our firm commitments and interest rate hedges are designated as cash flow hedges.
     We have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the point in which the contracts are entered into until actual delivery of the inventory and corresponding payments are made. At March 31, 2006, the outstanding contracts had a combined notional amount of approximately $13.9 million and mature at various times through December 2006. We have separately evaluated each contract using the criteria in SFAS 133 and determined there was no ineffectiveness associated with any of them. We account for the cost of entering into the hedging instruments, or difference between the spot rate and the forward rate at inception, as ineffective and amortize and recognize the related cost as an expense in earnings over the life of the related instrument. During the three and six months ended March 31, 2006, approximately $24,000 and $91,000, respectively, of costs related to entering into the hedging instruments was recorded as an expense in earnings. In addition, outstanding contracts at March 31, 2006 had unrealized gains of approximately $235,000, which were recorded in other current assets on the condensed consolidated balance sheet. For closed contracts related to inventory on hand at March 31, 2006, approximately $5,200 of unrealized losses were recorded as a contra inventory on the condensed consolidated balance sheet. These unrealized losses will be recognized as a cost of sale when the related boat is sold. At March 31, 2006, the net unrealized gains related to open and closed contracts recorded in accumulated other comprehensive income were approximately $261,000. We had no foreign currency cash flow hedges outstanding at March 31, 2005.
     We have entered into an interest rate swap agreement with a notional principal amount of $4.0 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable. Under the terms of the swap agreement, which matures in June 2015, we are required to make payments at a fixed rate of 5.67% and receive a variable rate based on the London Interbank Offering Rate (LIBOR) plus a spread of 125 basis points. At March 31, 2006, the swap agreement had a fair value of approximately $129,000, which was recorded in other long-term assets on the condensed consolidated balance sheet. We had no interest rate swap agreements outstanding at March 31, 2005.

7.  Short-Term Borrowings
     During March 2006, we entered into an amendment of our existing credit facility, which temporarily increased our asset-based borrowing availability up to $415 million through July 31, 2006. Upon expiration of the temporary increase or unless subsequently amended, our credit facility will revert to the provisions of the February 2006 amendment, which increased our asset-based borrowing availability up to $385 million, and extended the maturity of the credit facility to March 1, 2009, with two one-year renewal options. Prior to the February and March 2006 amendments our credit facility was last amended during February 2005 when we entered into the amended and restated credit and security agreement with four financial institutions and increased our asset-based borrowing availability up to $340 million.
     The credit facility provides us a line of credit with asset-based borrowing availability for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. As of March 31, 2006, we were in compliance with all of the credit facility covenants.
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
8.  Stockholders’ Equity
     During March 2006, we issued 665,024 shares of our common stock in conjunction with the acquisition of Surfside. These shares were valued at $33.52 per share, which approximated the average closing market price of our common stock for the five day period beginning two days prior to and ending two days subsequent to the acquisition date.
     We issued a total of 341,575 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan (ESPP) during the six months ended March 31, 2006. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
9.  Stock-Based Compensation
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
     Under APB 25, no compensation expense was recorded in earnings for our stock options and awards granted under our ESPP. The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for non-vested common stock awards (restricted stock awards) and Board of Director fees. Under SFAS 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

     We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net income as reported	$7,006	$8,588	$9,835	$9,252
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects of $85 and $377 for the three months ended and $116 and $629 for the six months ended	136	988	186	1,825
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $179 and $377 for the three months ended and $295 and $629 for the six months ended	(752)	(988)	(1,376)	(1,825)

Pro forma net income	$6,390	$8,588	$8,645	$9,252

Basic earnings per share:
As reported	$0.42	$0.49	$0.61	$0.52

Pro forma	$0.39	$0.49	$0.54	$0.52

Diluted earnings per share:
As reported	$0.39	$0.46	$0.57	$0.50

Pro forma	$0.36	$0.46	$0.50	$0.50

     Cash received from option exercises under all share-based payment arrangements for the six months ended March 31, 2005 and 2006 was approximately $3.1 million and $2.0 million, respectively. Tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2005 and 2006 was approximately $1.7 million and $600,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
10.  1998 Incentive Stock Plan (the Incentive Stock Plan)
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
     The following table summarizes option activity from September 30, 2005 through March 31, 2006:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2005	929,488	2,258,131		$13.57	6.0
Options authorized	—	—
Options expired	—	—
Options granted	(325,145)	325,145		$28.01
Options cancelled	30,251	(30,251)		$15.62
Restricted stock awards	(175,000)	—
Options exercised	—	(134,620)		$9.92

Balance at March 31, 2006	459,594	2,418,405	$43,594	$15.58	6.1

Exercisable at March 31, 2006	—	873,062	$19,261	$11.76	3.8

     The weighted-average grant date fair value of options granted during the six months ended March 31, 2005 and 2006 was $12.25 and $11.90, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2005 and 2006 was approximately $4.6 million and $2.5 million, respectively.
     As of March 31, 2006, there was approximately $5.9 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 4.4 years. The total fair value of options vested during the six months ended March 31, 2005 and 2006 was approximately $540,000 and $840,000, respectively.
     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2006. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	4.6%	3.5%	4.5%
Volatility	44.1%	43.8%	44.6%	45.0%
Expected life	5.4 years	6.2 years	5.4 years	4.5 years

11.  Employee Stock Purchase Plan (the Stock Purchase Plan)
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	4.5%	2.6%	4.5%
Volatility	36.4%	31.8%	36.4%	31.8%
Expected life	six-months	six-months	six-months	six-months
12.  Restricted Stock Awards
     During the first quarter of fiscal 2005 and 2006, we granted restricted stock awards to certain key employees pursuant to the 1998 Incentive Stock Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific awards.
     The restricted stock awards granted in fiscal 2005 were accounted for using the measurement and recognition provisions of APB 25. Accordingly, compensation cost was measured at the grant date using the intrinsic value method and will be recognized in earnings over the periods in which the restricted stock awards vest. The restricted stock awards granted subsequent to September 30, 2005 are accounted for using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period.
     The following table summarizes restricted stock activity from September 30, 2005 through March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance at September 30, 2005	103,000	$29.39
Changes during the period Shares granted	175,000	$27.47
Shares vested	—	$—

Shares forfeited	—	$—

Non-vested balance at March 31, 2006	278,000	$28.18

     As of March 31, 2006, there was approximately $6.3 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years. Pursuant to SFAS 123R, the approximate $2.4 million of deferred stock compensation recorded as a reduction to stockholders’ equity at September 30, 2005 is no longer reported as a separate component of stockholders’ equity and is instead recorded in additional paid-in capital.

13.  Earnings Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Weighted average common shares outstanding used in calculating basic earnings per share	16,505,919	17,705,799	16,137,974	17,658,304
Effect of dilutive options	1,328,601	1,045,618	1,254,415	979,813

Weighted average common and common equivalent shares used in calculating diluted earnings per share	17,834,520	18,751,417	17,392,389	18,638,117

     Options to purchase 433 and 26,000 shares of common stock as of March 31, 2005 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
14.  Contingencies
     We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with these matters was not determinable at March 31, 2006. However, based on information available at March 31, 2006 surrounding the single lawsuit award, our accrued litigation reserve approximated $1.9 million. While it is not feasible to determine the outcome of these actions at this time, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
General
     We are the largest recreational boat retailer in the United States with fiscal year 2005 revenue exceeding $947.0 million. Through our current 85 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     We may be charged back on certain finance and extended warranty commissions and marketing fees on insurance products if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2005 or March 31, 2006. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to relocating inventory prior to sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-

identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $89.8 million and $26.4 million, respectively, as of March 31, 2006. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially from our expectations, goodwill may become impaired, resulting in a material adverse effect on our operating margins.
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
Derivative Instruments
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging

Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Consolidated Results of Operations
     The following discussion compares the three and six months ended March 31, 2006 to the three and six months ended March 31, 2005 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     Revenue. Revenue increased $59.0 million, or 25.8%, to $287.4 million for the three months ended March 31, 2006 from $228.4 million for the three months ended March 31, 2005. Of this increase, $26.3 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $32.7 million was attributable to a 14.4% growth in comparable-store sales. The increase in comparable-store sales for the three months ended March 31, 2006 resulted primarily from an increase of approximately $29.0 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generate an increase in revenue from our parts, finance, insurance, and service products of approximately $3.7 million.
     Gross Profit. Gross profit increased $13.6 million, or 24.6%, to $68.6 million for the three months ended March 31, 2006 from $55.0 million for the three months ended March 31, 2005. Gross profit as a percentage of revenue decreased to 23.9% for the three months ended March 31, 2006 from 24.1% for the three months ended March 31, 2005. The decrease was primarily attributable to an increase in yacht sales, which generally carry lower gross margins than boat sales. This decrease was partially offset by incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.2 million, or 22.4%, to $50.1 million for the three months ended March 31, 2006 from $40.9 million for the three months ended March 31, 2005. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 50 basis points to 17.4% for the three months ended March 31, 2006 from 17.9% for the three months ended March 31, 2005. However, our comparable-stores selling, general, and administrative expenses decreased by approximately 95 basis points as a percentage of revenue. This decrease incurred by our comparable-store locations resulted from the leveraging of our operating expense structure. This leverage was partially offset by approximately $800,000 of stock option compensation expense recognized in accordance with the adoption of SFAS 123R. Additionally, the leverage was partially offset by an increase in expenses due to increased facilities and other costs associated with new and acquired stores.
     Interest Expense. Interest expense increased $1.6 million, or 58.8%, to $4.3 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005. Interest expense as a percentage of revenue increased to 1.5% for the three months ended March 31, 2006 from 1.2 % for the three months ended March 31, 2005. The increase was primarily a result of a less favorable interest rate environment, which accounted for approximately $1.0 million of the increase and increased borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $600,000.
     Income Tax Provision. Income taxes increased $1.2 million, or 27.8%, to $5.6 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005 as a result of increased earnings. Our effective income tax rate increased slightly to 39.5% for the three months ended March 31, 2006 from 38.5% for the three months ended March 31, 2005, primarily as a result of the adoption of SFAS 123R.
Six Months Ended March 31, 2006 Compared with Six Months Ended March 31, 2005
     Revenue. Revenue increased $56.0 million, or 13.6%, to $468.6 million for the six months ended March 31, 2006 from $412.6 million for the six months ended March 31, 2005. Of this increase, approximately $30.0 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and approximately $26.0 million was attributable to a 6.3% growth in comparable-store sales. The increase in comparable-store sales for the six months ended March 31, 2006 resulted primarily from an increase of approximately $21.7 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $4.3 million.
     Gross Profit. Gross profit increased $13.8 million, or 13.9%, to $112.9 million for the six months ended March 31, 2006 from $99.1 million for the six months ended March 31, 2005. Gross profit as a percentage of revenue increased to 24.1% for the six months ended March 31, 2006 from 24.0% for the six months ended March 31, 2005. This increase was primarily attributable to incremental improvements in service, finance, insurance, parts, and brokerage revenues, which generally yield higher gross margins than boat sales. The increase in gross profit was partially offset by an increase in yacht sales, which generally yield lower gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $12.5 million, or 16.0%, to $90.6 million for the six months ended March 31, 2006 from $78.1 million for the six months ended March 31, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 40 basis points to 19.3% for the six months ended March 31, 2006 from 18.9% for the six months ended March 31, 2005. However, our comparable-stores selling, general, and administrative expenses decreased by approximately 15 basis points as a percentage of revenue. This decrease incurred by our comparable-store locations resulted from the leveraging of our operating expense structure. This leverage was partially offset by stock option compensation expense recognized in accordance with the adoption of SFAS 123R of approximately $1.5 million and hurricane related expenses of approximately $1.2 million to move and repair inventory, net of related insurance reimbursements and uninsured losses to our locations.
     Interest Expense. Interest expense increased $2.0 million, or 38.7%, to $7.1 million for the six months ended March 31, 2006 from $5.1 million for the six months ended March 31, 2005. Interest expense as a percentage of revenue increased to 1.5% for the six months ended March 31, 2006 from 1.2% for the six months ended March 31, 2005. The increase was primarily a result of a less favorable interest rate environment which accounted for approximately $1.9 million of the increase and increased borrowings associated with our revolving credit facility and mortgages, which accounted for approximately $100,000.
     Income Tax Provision. Income taxes decreased $100,000, or 1.6%, to $6.1 million for the six months ended March 31, 2006 from $6.2 million for the six months ended March 31, 2005 as a result of decreased earnings. Our effective income tax rate increased slightly to 39.6% for the six months ended March 31, 2006 from 38.5% for the six months ended March 31, 2005, primarily as a result of the adoption of SFAS 123R.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. We currently depend upon dividends and other payments from our consolidated operating subsidiaries and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.

     For the six months ended March 31, 2005 and 2006, cash used in operating activities approximated $32.4 million and $64.6 million, respectively. For the six months ended March 31, 2005 and 2006, cash used in operating activities was due primarily to increases in inventories to ensure appropriate inventory levels moving into the spring and summer boating season, partially offset by net income, an increase in accounts payable due to the timing of certain payments to our manufacturers, and an increase in customer deposits.
     For the six months ended March 31, 2005 and 2006, cash used in investing activities approximated $6.7 million and $89.5 million, respectively. For the six months ended March 31, 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in business acquisitions. For the six months ended March 31, 2006, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside), to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities, and to invest in a joint venture.
     For the six months ended March 31, 2005 and 2006, cash provided by financing activities approximated $45.0 million and $141.8 million, respectively. For the six months ended March 31, 2005, cash provided by financing activities was primarily attributable to common shares issued through the February 2005 public offering, the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt. For the six months ended March 31, 2006, cash provided by financing activities was primarily attributable to increased borrowings on short-term borrowings, the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt.
     As of March 31, 2006, our indebtedness totaled approximately $412.3 million, of which approximately $27.3 million was associated with our real estate holdings and approximately $385.0 million was associated with financing our inventory and working capital needs. At March 31, 2005 and 2006, the interest rate on the outstanding short-term borrowings was 4.2% and 6.1%, respectively. At March 31, 2006, our additional available borrowings under our credit facility were approximately $30.0 million.
     We currently maintain an amended and restated credit and security agreement with four financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $385 million ($415 million from March 2006 through July 31, 2006) for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in March 2009, with two one-year renewal options remaining. As of March 31, 2006, we were in compliance with all of the credit facility covenants.
     We issued a total of 341,575 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the six months ended March 31, 2006 in exchange for approximately $2.0 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     At March 31, 2006, approximately 98.1% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. At March 31, 2006, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. Therefore, in certain cases, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Ferretti Group. At March 31, 2006, these outstanding contracts have a combined notional amount of approximately $13.9 million and mature at various times through December 2006. At March 31, 2006 these outstanding contracts had unrealized gains of approximately $235,000, which were recorded in other current assets on the condensed consolidated balance sheet with approximately $261,000 recorded in accumulated other comprehensive income. The firm commitments will settle in Euro dollars. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. On May 5, 2006, we filed a Form 8-K announcing a required restatement of our Statements of Cash Flows, as presented in the Form 10-K for the year ended September 30, 2005 and the Form 10-Q for the quarter ended December 31, 2005, relating to the presentation of certain information regarding the short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows. We are currently evaluating the characterization of the deficiency in our disclosure controls and internal controls over financial reporting in the prior periods. Prior to the filing of the Form 10-Q for the quarter ended March 31, 2006, we had remediated the internal control deficiency that was associated with the restatement.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2006 Annual Meeting of Stockholders was held on February 9, 2006. The following nominees were elected to our Board of Directors to serve as Class II directors for three-year terms expiring in 2009, or until their respective successors have been elected and qualified:

Nominee	Votes in Favor	Withheld
William H. McGill, Jr.	15,546,054	1,235,260
John B. Furman	15,378,219	1,403,095
Robert S. Kant	14,895,721	1,885,593
The following directors’ terms of office continued after the 2006 Annual Meeting of Stockholders:

Director
Michael H. McLamb
Robert D. Basham
Hilliard M. Eure, III
Joseph A. Watters
Dean S. Woodman
Our stockholders approved a proposal to approve our incentive compensation program:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
15,936,343	822,511	15,358	7,102
     Our stockholders did not approve a proposal to increase the limitation on the maximum number of shares of common stock that may be issued under our 1998 Incentive Stock Plan from 4,000,000 to 6,000,000:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
3,514,441	11,966,532	9,645	1,290,696

Finally, our stockholders ratified the appointment of Ernst & Young LLP, an independent registered certified public accounting firm, as our independent auditor for the fiscal year ending September 30, 2006:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
16,722,784	57,018	1,512	—

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

10.1(l)†	Asset Purchase Agreement between Registrant and Surfside-3 Marina, Inc.

10.20(b)	Amendment No. 3 to the Amended and Restated Credit and Security Agreement, among the Company and its subsidiaries, as Borrower, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders.

10.20(c)	Amendment No. 4 to the Amended and Restated Credit and Security Agreement, among the Company and its subsidiaries, as Borrower, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

May 10, 2006	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.1(l)†	Asset Purchase Agreement between Registrant and Surfside-3 Marina, Inc.

10.20(b)	Amendment No. 3 to the Amended and Restated Credit and Security Agreement, among the Company and its subsidiaries, as Borrower, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders.

10.20(c)	Amendment No. 4 to the Amended and Restated Credit and Security Agreement, among the Company and its subsidiaries, as Borrower, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.