Form 10-Q/A
period 2005-12-31
MARINEMAX INC
filed 2006-06-13
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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

MARINEMAX, INC. AND SUBSIDIARIES

Amendment No. 1 Explanatory Note
     We are filing Amendment No. 1 (this “Amendment”) to the MarineMax, Inc. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, to change the presentation of short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows, as further described below. We finance a substantial portion of new and used boat inventories under a credit facility with vendor approved third-party financing institutions (of which none are affiliated with boat manufacturers). Customary with industry interpretation of Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95), we previously reported all cash flows in connection with the changes in short-term borrowings as an operating activity in the consolidated statements of cash flows and all amounts due under the credit facility under the caption “Short-term Borrowings” in the consolidated balance sheets.
     On May 2, 2006, we determined that we would amend our 2005 Annual Report on Form 10-K and our December 31, 2005, Quarterly Report on Form 10-Q and restate the consolidated statements of cash flows for the years ended September 30, 2003, 2004 and 2005 and for the three months ended December 31, 2005, in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2 and recent discussions with Ernst & Young, LLP, our independent registered public accounting firm. This amendment reclassifies our consolidated statements of cash flows relating to short-term borrowings and repayments from operating cash flows to financing cash flows in conformity with SFAS 95.
     This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness. This Form 10-Q/A contains changes to Part I – Item 1, Item 2, and Item 4 to reflect this restatement. There are no other significant changes to the original Form 10-Q other than those outlined above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-Q (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2005
	(Restated *)	(Restated *)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,829	$664
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,208	1,697
Deferred income tax provision	903	74
Gain on sale of property and equipment	(1)	(75)
Stock-based compensation expense	111	1,114
Tax benefit of options exercised	600	—
Decrease / (increase) in —
Accounts receivable, net	6,934	(280)
Inventories, net	(46,461)	(70,367)
Prepaid expenses and other assets	(116)	376
(Decrease) / increase in —
Accounts payable	(43,647)	(2,784)
Customer deposits	(5,937)	(3,795)
Accrued expenses	1,151	1,829

Net cash used in operating activities	(82,426)	(71,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,988)	(1,336)
Net cash used in business acquisitions	(493)	(136)
Proceeds from sale of property and equipment	—	75

Net cash used in investing activities	(3,481)	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	79,396	56,000
Net proceeds from issuance of common stock under option and employee purchase plans	1,705	1,150
Excess tax benefits from share-based arrangements	—	109
Repayments of long-term debt	(769)	(948)

Net cash provided by financing activities	80,332	56,311

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,575)	(16,633)
CASH AND CASH EQUIVALENTS, beginning of period	15,076	27,271

CASH AND CASH EQUIVALENTS, end of period	$9,501	$10,638

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,394	$2,301
Income taxes	$119	$2,170

*	See Note 2 -“Restatement and Basis of Presentation - Restatement”
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Restated and Unaudited)
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
2. Restatement and Basis of Presentation
Restatement
     Subsequent to the issuance of our December 31, 2005 condensed consolidated financial statements, our management determined that certain information in the condensed consolidated statements of cash flows should be restated for all periods presented in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2 and recent discussions with Ernst & Young, LLP, our independent registered public accounting firm to conform with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Cash flows related to our short-term borrowings and repayments have been reclassified from operating activities to financing activities on the condensed consolidated statements of cash flows as the related borrowings and repayments are from lenders not affiliated with boat manufacturers. Customary with industry interpretation, we previously reported all cash flows in connection with the changes in short-term borrowings as an operating activity. This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness. A summary of the significant effects of the restatement are as follows (amounts in thousands):

	Three Months Ended
	December 31,
	2004	2005
Net cash used in operating activities as previously reported	$(3,030)	$(15,547)
Restatement of net short-term borrowings related to new and used inventories	(79,396)	(56,000)

Restated net cash used in operating activities	$(82,426)	$(71,547)

Net cash provided by financing activities as previously reported	$936	$311
Restatement of net short-term borrowings related to new and used inventories	79,396	56,000

Restated net cash provided by financing activities	$80,332	$56,311

Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected in future periods.
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
7. Stock-Based Compensation
     Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transitions and Disclosure” (SFAS 148).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

Restatement
     As discussed under the heading “Amendment No. 1 Explanatory Note” on page 3 and further described in the Notes to Condensed Consolidated Financial Statements, we have restated our condensed consolidated statements of cash flows and other financial information.
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
Insurance
     We retain varying levels of risk relating to the insurance policies we maintain, most significantly workers’ compensation insurance and employee medical benefits. As a result, we are responsible for the claims and losses incurred under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits. Any losses above the pre-

determined exposure limits are paid by our third-party insurance carriers. We estimate our future losses using our historical loss experience, our judgment, and industry information.
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
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Restatement and Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.
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
     For the three months ended December 31, 2004 and 2005, cash used in operating activities approximated $82.4 million and $71.5 million, respectively. For the three months ended December 31, 2004 and 2005, cash used in operating activities was primarily used to increase inventories to continue the expansion of existing product lines and to ensure appropriate inventory levels, decrease the accounts payable to our manufacturers, and decrease customer deposits.
     For the three months ended December 31, 2004 and 2005, cash used in investing activities approximated $3.5 million and $1.4 million, respectively. For the three months ended December 31, 2004 and 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the three months ended December 31, 2004 and 2005, cash provided by financing activities approximated $80.3 million and $56.3 million, respectively. For the three months ended December 31, 2004 and 2005, cash provided by financing was primarily attributable to net borrowings of short-term borrowings as a result of increased inventory levels and common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt.
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
     Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and in the attached unaudited condensed consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.
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
ITEM 4. CONTROLS AND PROCEDURES
Restatement
     See Note 2 – “Restatement and Basis of Presentation”, of Notes to Consolidated Financial Statements, which fully describes the restatement of our previously issued financial statements to change the presentation of short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows. This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness.
Evaluation of Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commissions’ (the SEC) rules and forms. We evaluate the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In connection with the restatement, as more fully described in Note 2 – “Restatement and Basis of Presentation”, of Notes to Consolidated Financial Statements, with the participation of our CEO and CFO, we reevaluated the effectiveness of our disclosure controls and procedures.

     Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2, defines a material weakness in internal control over financial reporting as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effects on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.
     We reevaluated the effectiveness of our disclosure controls and procedures utilizing current literature, primarily the provisions of PCAOB Auditing Standard No. 2, which defines a restatement as a strong indicator of a material weakness. Based on the information, facts and guidance available during our reevaluation on May 2, 2006, we concluded that the control deficiency over the classification of short-term borrowings and repayments related to new and used boat inventory presented in the consolidated statements of cash flows was a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2005.
Remediation of Material Weakness in Internal Control and Changes in Internal Control over Financial Reporting
     Subsequent to March 31, 2006, we remediated the material weakness described above with the reclassification of our consolidated statements of cash flows relating to short-term borrowings and repayments related to new and used boat inventory from operating cash flows to financing cash flows in conformity with SFAS 95 and the restatement of our consolidated statements of cash flows for the years ended September 30, 2003, 2004 and 2005 and for the three months ended December 31, 2005.
     In conjunction with our reevaluation, other than the matter described above, we have not been required to take any additional remedial action to remediate the material weakness in our internal control over financial reporting. We continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of Generally Accepted Accounting Principles. Accordingly, we are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting.
     In connection with this amended Form 10-Q, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions described above, and have concluded that, as of this date, our disclosure controls and procedures are effective.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
10.1(k)†	Asset Purchase Agreement between Registrant, Port Arrowhead Marina, Inc., Lake Port Marina, Inc., Port Arrowhead, Inc., and Lakewood Resort Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

June 13, 2006	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)

EXHIBIT INDEX
10.1(k)†	Asset Purchase Agreement between Registrant, Port Arrowhead Marina, Inc., Lake Port Marina, Inc., Port Arrowhead, Inc., and Lakewood Resort Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed.