Form 10-K/A
period 2005-09-30
MARINEMAX INC
filed 2006-06-14
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
AMENDED ANNUAL REPORT ON FORM 10-K/A
Fiscal Year Ended September 30, 2005
Statements Regarding Forward-Looking Statements
     The statements contained in this amended report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1, “Business – Risk Factors.”

Amendment No. 1 Explanatory Note
     We are filing Amendment No. 1 (this “Amendment”) to the MarineMax, Inc. Annual Report on Form 10-K for the year ended September 30, 2005, to change the presentation of short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows, as further described below. We finance a substantial portion of new and used boat inventories under a credit facility with vendor approved third-party financing institutions (of which none are affiliated with boat manufacturers). Customary with industry interpretation of Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95), we previously reported all cash flows in connection with the changes in short-term borrowings as an operating activity in the consolidated statements of cash flows and all amounts due under the credit facility under the caption “Short-term Borrowings” in the consolidated balance sheets.
     On May 2, 2006, we determined that we would amend our 2005 Annual Report on Form 10-K and our December 31, 2005, Quarterly Report on Form 10-Q and restate the consolidated statements of cash flows for the years ended September 30, 2003, 2004 and 2005 and for the three months ended December 31, 2005, in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2 and recent discussions with Ernst & Young, LLP, our independent registered public accounting firm. This amendment reclassifies our consolidated statements of cash flows relating to short-term borrowings from operating cash flows to financing cash flows in conformity with SFAS 95.
     This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness. This Form 10-K/A contains changes to Part II – Item 7, Item 8, Item 9A, and Item 15 to reflect this restatement. There are no other significant changes to the original Form 10-K other than those outlined above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-K (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
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
Seasonality and Weather Conditions
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2005, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 25%, 31%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.
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
     The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Newport Beach	Third-party lease	1,900	Retail only; 16 wetslips	2005	Newport Bay
Oakland	Third-party lease	17,700	Retail and service; 20 wetslips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Company owned	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
San Diego	Third-party lease	9,500	Retail and service	2004	—
San Diego	Third-party lease	750	Retail and service; 12 wet slips	1997	Mission Bay
Tower Park (near San Francisco)	Third-party lease	400	Retail only	1999	Sacramento River
Colorado
Denver	Third-party lease	16,400	Retail, service, and storage	2003	—
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay
Florida
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 16 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,178	Retail only; 8 wet slips	2005	Destin Harbor
Ft Lauderdale	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway
Ft Lauderdale	Third-party lease	3,800	Retail only; 4 wet slips	2002	Seminole River

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—
Key Largo	Third-party lease	750	Retail only	2002	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Miami	Company owned	7,200	Retail and service; l5 wet slips	1980	Intracoastal Waterway
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,376	Retail only; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway
Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Allatoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Allatoona
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—
Maryland
Baltimore	Third-party lease	500	Retail only; 6 wet slips	2005	Inner Harbor
Baltimore	Company owned	19,800	Retail and service	1958	—
Chesapeake Bay	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Minnesota
Bay Port	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Oakdale	Third-party lease	18,500	Retail and service	1997	—
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—

		Square		Operated
Location	Owned or Leased	Footage(l)	Facilities at Property	Since(2)	Waterfront
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
North Carolina
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Cleveland (Flats)	Third-party lease	19,000	Retail and service	1999	Lake Erie
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,300	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,200	Retail and service	1989	—
South Carolina
Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Arlington	Third-party lease	31,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail only (3)	1987	—
Houston	Third-party lease	10,000	Retail and service	1981	—
League City (floating facility) (4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Company owned	22,000	Retail and service	1992	—
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips (5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Shares service facility located at the other Houston retail locations.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.
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

Item 6. Selected Financial Data
     The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet data as of September 30, 2002, 2003, 2004, and 2005 and the statement of operations data for the fiscal years ended September 30, 2002, 2003, 2004, and 2005 were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, an independent registered certified public accounting firm. The balance sheet data as of September 30, 2001 and the statements of operations data for the fiscal year ended September 30, 2001 were derived from the consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent certified public accountants. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” included elsewhere in this report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
     The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this Form 10-K/A, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K/A.
Restatement
     As discussed under the heading “Amendment No. 1 Explanatory Note” on page 1 and further described in the Notes to Consolidated Financial Statements, we have restated our consolidated statements of cash flows and other financial information.
Overview
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
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Restatement and Significant Accounting Policies” of Notes to Consolidated Financial Statements.
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
     For the fiscal year ended September 30, 2003, cash provided by operating activities approximated $28.4 million. For the fiscal years ended September 30, 2004 and 2005, cash used in operating activities was approximately $30.0 million and $13.8 million, respectively. For the fiscal year ended September 30, 2003, in addition to net income, cash provided by operating activities was due primarily to a decrease in inventories and an increase in accounts payable due to the timing of certain payments to our manufacturers, partially offset by an increase in accounts receivable due to increased revenues. For the fiscal year ended September 30, 2004, cash used in operating activities was due primarily to an increase in inventories due to the addition of new product lines, the continued expansion of existing product lines, and to ensure appropriate inventory levels, partially offset by net income, an increase in accounts payable due to the timing of certain payments to our manufacturers, and an increase in customer deposits. For the fiscal year ended September 30, 2005, cash used in operating activities was due primarily to a decrease in accounts payable due to the timing of certain payments to our manufacturers and an increase in inventories due to the continued expansion of existing product lines and to ensure appropriate inventory levels, partially offset by net income and an increase in customer deposits.
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
     For the fiscal year ended September 30, 2003, cash used in financing activities approximated $2.8 million. For the fiscal years ended September 30, 2004 and 2005, cash provided by financing activities was approximately $54.7 million and $43.9 million, respectively. For the fiscal year ended September 30, 2003, cash used in financing activities was primarily attributable to repayments of long-term debt and net repayments on short-term borrowings, partially offset by proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan. For the fiscal year ended September 30, 2004, cash provided by financing activities was primarily attributable to proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by net repayments on short-term borrowings as a result of using the proceeds from the issuance of common shares through the February 2005 public offering and repayments of long-term debt.
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
     Except as specified in this “Management’s Discussion and Analysis of Financial Condition, and Results of Operations (Restated)” and in our consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Restatement
     See Note 3 – “Restatement and Significant Accounting Policies”, of Notes to Consolidated Financial Statements, which fully describes the restatement of our previously issued financial statements to change the presentation of short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows. This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness.
Evaluation of Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commissions’ (the SEC) rules and forms. We evaluate the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In connection with the restatement, as more fully described in Note 3 – “Restatement and Significant Accounting Policies”, of Notes to Consolidated Financial Statements, with the participation of our CEO and CFO, we reevaluated the effectiveness of our disclosure controls and procedures.
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
     We reevaluated the effectiveness of our disclosure controls and procedures utilizing current literature, primarily the provisions of PCAOB Auditing Standard No. 2, which defines a restatement as a strong indicator of a material weakness. Based on the information, facts and guidance available during our reevaluation on May 2, 2006, we concluded that the control deficiency over the classification of short-term borrowings and repayments related to new and used boat inventory presented in the consolidated statements of cash flows was a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2005.
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
     In connection with this amended Form 10-K, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures currently in effect, including the remedial actions described above, and have concluded that, as of this date, our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting (as revised)
     Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities and Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005, as required by Rule 13a-15(c) of the Securities Exchange Act of 1934, and using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     In our Annual Report on Form 10-K for the year ended September 30, 2005, filed on December 12, 2005, we concluded that our internal control over financial reporting was effective as of September 30, 2005. In response to recently published comments of the Staff of the SEC, recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of PCAOB Auditing Standard No. 2 and recent discussions with Ernst & Young, LLP, our independent registered public accounting firm, we reevaluated the effectiveness of our internal control over financial reporting. Based on the information, facts and guidance available during our reevaluation on May 2, 2006, we concluded that the control deficiency over the classification of short-term borrowings and repayments related to new and used boat inventory in our consolidated statements of cash flows was a material weakness in our internal control over financial reporting.
     The subsequent reevaluation described above, caused us to amend our Annual Report on Form 10-K for the year ended September 30, 2005, in order to restate our consolidated statements of cash flows for the years ended September 30, 2003, 2004, and 2005 and to restate our consolidated statements of cash flows for the three months ended December 31, 2005. Due to the subsequent reevaluation described above, we have revised our earlier assessment and have now concluded that our internal control over financial reporting was not effective as of September 30, 2005.
     Our revised assessment of the effectiveness of our internal controls over financial reporting as of September 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their audit report which appears below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
MarineMax, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised), that MarineMax, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of a material weakness in the Company’s internal control that arose from the Company’s incorrect interpretation and application of generally accepted accounting principles relating to classification of short-term borrowings in the Statements of Cash Flows, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated December 8, 2005, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its annual and quarterly financial statements. Such matter was considered to be a material weakness as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Subsequent to September 30, 2005, management concluded that its historical accounting practices relating to classification of short-term borrowings in the Statements of Cash Flows were not in accordance with generally accepted accounting principles due to insufficient controls over the interpretation and application of generally accepted accounting principles related to classification of short-term borrowings in the Statements of Cash Flows. Management concluded that such incorrect interpretation and application of generally accepted accounting principles classification of short-term borrowings in the Statements of Cash Flows constituted a material weakness in internal control over financial reporting as of September 30, 2005. As a result of this material weakness in internal control, management concluded the Statements of Cash Flows should be restated to properly classify short-term borrowings from an operating cash flow to a financing cash flow. See Note 3 to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 8, 2005, except for Note 3, as to which the date is June 7, 2006, on those consolidated financial statements.
In our opinion, management’s revised assessment that MarineMax, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MarineMax, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Tampa, Florida,
December 8, 2005, except for the effects of the
  material weakness described in the sixth paragraph
   above, as to which the date is June 7, 2006.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements and Financial Statement Schedules
     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this amended report.
     (2) No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.
     (b) Exhibits

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (7)

3.2	Amended and Restated Bylaws of the Registrant (7)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (7)

4.1	Specimen of Common Stock Certificate (7)

4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)

10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett (1)

10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders (1)

10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders (1)

10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders (1)

10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders (1)

10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders (1)

10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders (1)

10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (2)

10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (2)

10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc. (3)

10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner (1)

10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner (1)

10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners (1)

10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners (1)

10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners (1)

10.3(e)	Employment Agreement between Registrant and William H. McGill Jr. (9)

10.3(f)	Employment Agreement between Registrant and Michael H. McLamb (9)

10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb (11)

10.4	1998 Incentive Stock Plan, as amended through November 15, 2000 (8)

10.5	1998 Employee Stock Purchase Plan (1)

10.6	Settlement Agreement between Brunswick Corporation and Registrant (1)

10.7	Letter of Intent between Registrant and Stovall (1)

Exhibit
Number	Exhibit
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998 (1)

10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998 (1)

10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998 (1)

10.11	Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc. (12)

10.12	Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc. (12)

10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders (8)

10.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (10)

10.18	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (10)

10.19	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc. (13)

10.20	Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as Lenders (14)

10.20(a)	Amendment No. 1 to Amended and Restated Credit and Security Agreement dated April 8, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as Lenders (15)

21	List of Subsidiaries (16)

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(11)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2004, as filed on December 13, 2004.

(12)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2004, as filed on February 9, 2005.

(14)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 18, 2005.

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 5, 2005.

(16)	Previously filed.
     (c) Financial Statement Schedules
     (1) See Item 15(a) above.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinemax, Inc.

/s/	William H. McGill Jr.

William H. McGill Jr.
Chairman of the Board and Chief Executive Officer
Date: June 13, 2006
     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. McGILL JR.	Chairman of the Board, President, and	June 13, 2006
William H. McGill Jr.	Chief Executive Officer (Principal
Executive Officer)

/s/ MICHAEL H. McLAMB	Executive Vice President, Chief Financial	June 13, 2006
Michael H. McLamb	Officer, Secretary, and Director
(Principal Accounting and
Financial Officer)

/s/ ROBERT D. BASHAM	Director	June 13, 2006
Robert D. Basham

/s/ HILLIARD M. EURE III	Director	June 13, 2006
Hilliard M. Eure III

/s/ JOHN B. FURMAN	Director	June 13, 2006
John B. Furman

/s/ ROBERT S. KANT	Director	June 13, 2006
Robert S. Kant

/s/ JOSEPH A. WATTERS	Director	June 13, 2006
Joseph A. Watters

/s/ DEAN S. WOODMAN	Director	June 13, 2006
Dean S. Woodman

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
As more fully described in Note 3 to the consolidated financial statements, the accompanying consolidated statements of cash flows for each of the three fiscal years in the period ending September 30, 2005 have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MarineMax, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is June 7, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Tampa, Florida,
December 8, 2005, except for Note 3, as to which
  the date is June 7, 2006.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,076	$27,271
Accounts receivable, net	24,977	26,235
Inventories, net	283,797	317,705
Prepaid expenses and other current assets	5,966	6,934
Deferred tax assets	3,465	4,956

Total current assets	333,281	383,101

Property and equipment, net	84,507	99,994
Goodwill and other intangible assets, net	55,862	56,184
Other long-term assets	709	211

Total assets	$474,359	$539,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$55,841	$18,146
Customer deposits	15,917	25,793
Accrued expenses	17,625	21,096
Short-term borrowings	153,000	150,000
Current maturities of long-term debt	2,885	4,635

Total current liabilities	245,268	219,670

Deferred tax liabilities	8,918	10,771
Long-term debt, net of current maturities	23,352	25,450

Total liabilities	277,538	255,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2004 and 2005	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 15,711,012 and 17,678,087 shares issued and outstanding at September 30, 2004 and 2005, respectively	16	18
Additional paidin capital	70,325	125,672
Deferred stock compensation	—	(2,397)
Retained earnings	127,098	160,924
Treasury stock, at cost, 30,000 shares held at September 30, 2004 and 2005	(618)	(618)

Total stockholders’ equity	196,821	283,599

Total liabilities and stockholders’ equity	$474,359	$539,490

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

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2003	2004	2005
	(Restated *)	(Restated *)	(Restated *)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,681	$26,298	$33,826
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,440	5,273	6,118
Deferred income tax provision	1,001	180	363
(Gain) / loss on sale of property and equipment	(29)	1	(136)
Stock-based compensation expense	275	80	735
Tax benefit of options exercised	55	1,410	2,728
(Increase) / decrease in —
Accounts receivable, net	(7,356)	(3,220)	(1,258)
Inventories, net	8,309	(110,369)	(31,143)
Prepaid expenses and other assets	148	(1,640)	(659)
Increase / (decrease) in —
Accounts payable	3,025	43,439	(37,720)
Customer deposits	732	5,989	9,876
Accrued expenses	(1,897)	2,608	3,471

Net cash provided by / (used in) operating activities	28,384	(29,951)	(13,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,988)	(10,174)	(17,795)
Net cash used in business acquisitions	(10,716)	(10,232)	(650)
Proceeds from sale of property and equipment	258	235	571

Net cash used in investing activities	(19,446)	(20,171)	(17,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	3,200	3,271
Repayments of long-term debt	(2,422)	(2,426)	(3,463)
Net (repayments) / borrowings on short-term borrowings	(1,186)	50,939	(5,429)
Purchases of treasury stock	(134)	(678)	—
Net proceeds from issuance of common stock through public offering	—	—	44,203
Net proceeds from issuance of common stock under option and employee purchase plans	989	3,655	5,286

Net cash (used in) / provided by financing activities	(2,753)	54,690	43,868

NET INCREASE IN CASH AND CASH EQUIVALENTS:	6,185	4,568	12,195
CASH AND CASH EQUIVALENTS, beginning of period	4,323	10,508	15,076

CASH AND CASH EQUIVALENTS, end of period	$10,508	$15,076	$27,271

Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt assumed for property and equipment purchases	$3,000	$3,120	$4,040

*	See Note 3 — “Restatement and Significant Accounting Policies — Restatement”
See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated)
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
3. RESTATEMENT AND SIGNIFICANT ACCOUNTING POLICIES:
Restatement
     Subsequent to the issuance of our September 30, 2005 consolidated financial statements, our management determined that certain information in the consolidated statements of cash flows should be restated for all periods presented in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2 and recent discussions with Ernst & Young, LLP, our independent registered public accounting firm to conform with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Cash flows related to our short-term borrowings and repayments have been reclassified from operating activities to financing activities on the consolidated statements of cash flows as the related borrowings and repayments are from lenders not affiliated with boat manufacturers. Customary with industry interpretation, we previously reported all cash flows in connection with the changes in short-term borrowings as an operating activity. This change in presentation has no impact on previously reported net income, earnings per share, revenue, cash, total assets, or stockholders’ equity. The change in presentation will also not affect our compliance with any financial covenant or debt instrument with respect to any of our indebtedness. A summary of the significant effects of the restatement are as follows (amounts in thousands):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2003	2004	2005
Net cash provided by / (used in) operating activities as previously reported	$27,198	$20,988	$(19,228)
Restatement of net short-term repayments / (borrowings) related to new and used inventories	1,186	(50,939)	5,429

Restated net cash provided by / (used in) operating activities	$28,384	$(29,951)	$(13,799)

Net cash (used in) / provided by financing activities as previously reported	$(1,567)	$3,751	$49,297
Restatement of net short-term (repayments) / borrowings related to new and used inventories	(1,186)	50,939	(5,429)

Reported net cash (used in) / provided by financing activities	$(2,753)	$54,690	$43,868

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
     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We adopted EITF 02-16 during the quarter ended December 31, 2002, which most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. See Note 3 — “Restatement and Significant Accounting Policies — Vendor Consideration Received” for further discussion of the adoption of this standard.

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
     A summary of the status of our stock option plans for the fiscal years ended September 30, was as follows:

	2003		2004		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding beginning of year	2,376,446	$10.55	2,324,669	$10.31	2,446,095	$11.92
Granted	395,800	$9.96	515,609	$18.50	253,219	$26.67
Exercised	(52,705)	$11.85	(271,338)	$11.51	(379,567)	$11.24
Forfeited	(394,872)	$11.24	(122,845)	$9.91	(61,616)	$16.36

Outstanding end of year	2,324,669	$10.31	2,446,095	$11.92	2,258,131	$13.57

     The following table summarizes information about outstanding and exercisable stock options at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise		Life in	Exercise		Exercise
Prices	Options	Years	Price	Options	Price
$ 7.00 — 12.00	1,078,908	5.4	$8.79	371,718	$9.03
$12.01 — 17.00	487,223	3.5	$12.65	403,186	$12.56
$17.01 — 22.00	408,000	8.1	$17.90	9,000	$19.43
$22.01 — 27.00	215,000	9.1	$26.15	17,000	$24.55
$27.01 — 32.00	69,000	9.2	$29.89	10,167	$28.83

	2,258,131	6.0	$13.57	811,071	$11.47

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

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (7)
3.2	Amended and Restated Bylaws of the Registrant (7)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (7)
4.1	Specimen of Common Stock Certificate (7)
4.2	Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent (3)
10.1(a)	Merger Agreement between Registrant and its acquisition subsidiary and Bassett Boat Company of Florida and Richard Bassett (1)
10.1(b)	Merger Agreement between Registrant and its acquisition subsidiary and 11502 Dumas, Inc. d/b/a Louis DelHomme Marine and its stockholders (1)
10.1(c)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind USA, Inc. and its stockholders (1)
10.1(d)	Merger Agreement between Registrant and its acquisition subsidiary and Gulfwind South, Inc. and its stockholders (1)
10.1(e)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Boat Center, Inc. and its stockholders (1)
10.1(f)	Merger Agreement between Registrant and its acquisition subsidiary and Harrison’s Marine Centers of Arizona, Inc. and its stockholders (1)
10.1(g)	Merger Agreement between Registrant and its acquisition subsidiary and Stovall Marine, Inc. and its stockholders (1)
10.1(h)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., C & N Acquisition Corp. (a subsidiary of MarineMax, Inc.), C & N Marine Corporation and the Stockholders named therein (2)
10.1(i)	Agreement of Merger and Plan of Reorganization dated as of the 7th day of July, 1998 by and among MarineMax, Inc., Cochrans Acquisition Corp. (a subsidiary of MarineMax, Inc.), Cochrans Marine, Inc. and the Stockholders named therein (2)
10.1(j)	Asset Purchase Agreement between Registrant and Treasure Cove Marina, Inc. (3)
10.2(a)	Contribution Agreement between Registrant and Bassett Boat Company and its owner (1)
10.2(b)	Contribution Agreement between Registrant and Bassett Realty, L.L.C. and its owner (1)
10.2(c)	Contribution Agreement between Registrant and Gulfwind South Realty, L.L.C. and its owners (1)
10.2(d)	Contribution Agreement between Registrant and Harrison’s Realty, L.L.C. and its owners (1)
10.2(e)	Contribution Agreement between Registrant and Harrison’s Realty California, L.L.C. and its owners (1)
10.3(e)	Employment Agreement between Registrant and William H. McGill Jr. (9)
10.3(f)	Employment Agreement between Registrant and Michael H. McLamb (9)
10.3(g)	Employment Agreement dated August 18, 2004 between Registrant and Michael H. McLamb (11)
10.4	1998 Incentive Stock Plan, as amended through November 15, 2000 (8)
10.5	1998 Employee Stock Purchase Plan (1)
10.6	Settlement Agreement between Brunswick Corporation and Registrant (1)
10.7	Letter of Intent between Registrant and Stovall (1)
10.8	Restated Agreement Relating to the Purchase of MarineMax Common Stock between Registrant and Brunswick Corporation, dated as of April 28, 1998 (1)
10.9	Stockholders’ Agreement among Registrant, Brunswick Corporation, and Senior Founders of Registrant, dated April 28, 1998 (1)
10.10	Governance Agreement between Registrant and Brunswick Corporation, dated April 28, 1998 (1)
10.11	Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc. (12)
10.12	Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc. (12)

Exhibit
Number	Exhibit
10.17	Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders (8)
10.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (10)
10.18	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (10)
10.19	Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc. (13)
10.20	Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as Lenders (14)
10.20(a)	Amendment No. 1 to Amended and Restated Credit and Security Agreement dated April 8, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as Lenders (15)
21	List of Subsidiaries (16)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 7, 1998, as filed on July 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1998, as filed on December 9, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1999, as filed on December 29 1999.

(6)	Incorporated by reference to Registration Statement on Form 8-A as filed on September 5, 2001.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2002, as filed on February 14, 2003.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(11)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2004, as filed on December 13, 2004.

(12)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2004, as filed on February 9, 2005.

(14)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 18, 2005.

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 5, 2005.

(16)	Previously filed.