Form 10-Q
period 2006-06-30
MARINEMAX INC
filed 2006-08-04
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
The number of outstanding shares of the registrant’s Common Stock on July 28, 2006 was 18,734,231.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Revenue	$306,141	$421,348	$718,713	$889,919
Cost of sales	235,475	321,089	548,906	676,737

Gross profit	70,666	100,259	169,807	213,182

Selling, general, and administrative expenses	45,903	65,229	123,964	155,789

Income from operations	24,763	35,030	45,843	57,393

Interest expense	2,267	5,900	7,355	12,955

Income before income tax provision	22,496	29,130	38,488	44,438

Income tax provision	8,661	11,607	14,818	17,663

Net income	$13,835	$17,523	$23,670	$26,775

Basic net income per common share	$0.79	$0.95	$1.43	$1.49

Diluted net income per common share	$0.74	$0.90	$1.33	$1.42

Weighted average number of common shares used in computing net income per common share:
Basic	17,438,739	18,476,365	16,571,563	17,930,991

Diluted	18,633,251	19,426,294	17,806,010	18,900,843

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,271	$28,213
Accounts receivable, net	26,235	80,548
Inventories, net	317,705	435,661
Prepaid expenses and other current assets	6,934	9,305
Deferred tax assets	4,956	3,859

Total current assets	383,101	557,586

Property and equipment, net	99,994	122,794
Goodwill and other intangible assets, net	56,184	116,101
Other long-term assets	211	4,847

Total assets	$539,490	$801,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,146	$34,206
Customer deposits	25,793	28,512
Accrued expenses	21,096	33,137
Short-term borrowings	150,000	315,000
Current maturities of long-term debt	4,635	4,515

Total current liabilities	219,670	415,370

Deferred tax liabilities	10,771	12,187
Long-term debt, net of current maturities	25,450	33,790

Total liabilities	255,891	461,347

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2005 and June 30, 2006	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 17,678,087 and 18,733,778 shares issued and outstanding at September 30, 2005 and June 30, 2006, respectively	18	19
Additional paid-in capital	125,672	154,353
Retained earnings	160,924	187,699
Deferred stock compensation	(2,397)	—
Accumulated other comprehensive income	—	690
Treasury stock, at cost, 30,000 and 105,400 shares held at September 30, 2005 and June 30, 2006, respectively	(618)	(2,780)

Total stockholders’ equity	283,599	339,981

Total liabilities and stockholders’ equity	$539,490	$801,328

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income	$13,835	$17,523	$23,670	$26,775

Other comprehensive income:
Change in fair market value of interest rate swap, net of tax	—	28	—	107
Change in fair market value of foreign currency hedges, net of tax	—	423	—	583

Comprehensive income	$13,835	$17,974	$23,670	$27,465

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity
BALANCE, September 30, 2005	17,678,087	$18	$125,672	$160,924	$(2,397)	$—	$(618)	$283,599
Net income	—	—	—	26,775	—	—	—	26,775
Purchase of treasury stock	(75,400)	—	—	—	—	—	(2,162)	(2,162)
Reclassification resulting from adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	59,197	—	1,283	—	—	—	—	1,283
Shares issued upon exercise of stock options	227,888	—	2,352	—	—	—	—	2,352
Stock-based compensation	178,982	—	3,933	—	—	—	—	3,933
Shares issued upon business acquisition	665,024	1	22,417	—	—	—	—	22,418
Tax benefits of options exercised	—	—	1,093	—	—	—	—	1,093
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	690	—	690

BALANCE, June 30, 2006	18,733,778	$19	$154,353	$187,699	$—	$690	$(2,780)	$339,981

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2005	2006
	(Restated *)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,670	$26,775
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,710	5,875
Deferred income tax provision	524	2,513
Gain on sale of property and equipment	(167)	(73)
Stock-based compensation expense	522	3,933
Tax benefits of options exercised	1,917	(1,093)
(Increase) decrease in —
Accounts receivable, net	(15,227)	(44,344)
Inventories, net	(11,305)	1,852
Prepaid expenses and other assets	(1,051)	(1,974)
Increase (decrease) in —
Accounts payable	188	18,097
Customer deposits	4,079	(10,646)
Accrued expenses	5,638	10,457

Net cash provided by operating activities	12,498	11,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in joint venture investment	—	(4,007)
Purchases of property and equipment	(10,519)	(8,258)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(637)	(81,275)
Proceeds from sale of property and equipment	515	95

Net cash used in investing activities	(10,641)	(93,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(40,929)	72,229
Borrowings of long-term debt	—	12,240
Repayments of long-term debt	(2,556)	(4,020)
Net proceeds from issuance of common stock through public offering	44,202	—
Net proceeds from issuance of common stock under option and employee purchase plans	4,111	3,635
Tax benefits of options exercised	—	1,093
Purchases of treasury stock	—	(2,162)

Net cash provided by financing activities	4,828	83,015

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,685	942
CASH AND CASH EQUIVALENTS, beginning of period	15,076	27,271

CASH AND CASH EQUIVALENTS, end of period	$21,761	$28,213

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,018	$11,637
Income taxes	$5,408	$8,927

Supplemental schedule of non-cash investing activities:
Long-term debt issued for property and equipment purchase	$4,040	$—
Common stock issued in connection with business acquisition	$—	$22,418
     * See Note 2 “Basis of Presentation and Restatement — Restatement”
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories, and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2006 we operated through 85 retail locations in 21 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Utah.
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
     We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We believe these brands offer a migration for our existing customer base or fill a void in our product offerings and accordingly do not compete with or cannibalize the business generated from our other prominent brands.
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
2. Basis of Presentation and Restatement
Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

     The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying unaudited condensed consolidated financial statements relate to valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.
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
Restatement
     We restated certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95) in response to recently published comments of the Staff of the Securities and Exchange Commission (the “SEC”), recent restatements made by public automotive dealers, recent discussions with the SEC Staff, our review of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2 and recent discussions with Ernst & Young LLP, an independent registered public accounting firm. Cash flows relating to short-term borrowings have been reclassified from operating cash flows to financing cash flows. This change in presentation had the effect of increasing net cash provided by operating activities and decreasing net cash provided by financing activities for the nine months ended June 30, 2005. This change in presentation had no impact on our previously reported net income, earnings per share, revenue, cash, total assets or stockholder’s equity.
3. New Accounting Pronouncements
     During June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The consensus also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. We will adopt EITF 06-3 in the first quarter of fiscal year 2007 and do not expect the implementation of this standard to have a material impact on our consolidated financial statements.
     During June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, with early adoption encouraged. We will adopt FIN 48 in the first quarter of fiscal year 2008 and are currently assessing the implications of this standard and the impact it will have on our consolidated financial statements.
4. Acquisitions
     During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, plus acquisition costs and working capital adjustments. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. Port Arrowhead generated more than $70.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $5.2 million in tax deductible goodwill and approximately $2.8 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.
     Pro forma results of operations have not been presented because the effect of the Port Arrowhead acquisition was not significant on either an individual or an aggregate basis.
     During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus acquisition costs and working capital adjustments. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five-day period beginning two days prior to and ending two days subsequent to the acquisition date. Surfside generated more than $140.0 million of revenue in its last completed fiscal year prior to the acquisition. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $33.9 million in tax deductible goodwill and approximately $17.9 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Surfside has been included in our consolidated financial statements since the date of acquisition.
     The following unaudited pro forma financial information presents the combined results of operations of our company with the operations of Surfside as if the acquisition had occurred as of the beginning of fiscal 2005 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$364,944	$421,348	$814,942	$941,232
Net income	$16,602	$17,523	$27,584	$26,797
Net income per common share:
Basic	$0.92	$0.95	$1.60	$1.46
Dilutive	$0.86	$0.90	$1.49	$1.39
     This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information includes an adjustment to record income taxes as if Surfside were taxed as a C corporation from the beginning of the periods presented until its acquisition date. The unaudited pro forma financial information does not include adjustments to remove certain private company expenses, which will not be incurred in future periods. Similarly, the unaudited pro forma financial information from the beginning of the periods presented until Surfside’s acquisition date does not include adjustments for additional expenses, such as rent, insurance, interest incurred on borrowings for cash paid at acquisition, and other expenses that would have been incurred subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Surfside as of the beginning of the periods presented.
5. Goodwill and Other Intangible Assets
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements of dealerships that we have acquired, which are indefinite-lived intangible assets. We last completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal year 2005, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.
     The carrying amounts of goodwill and identifiable intangible assets as of June 30, 2006 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2005	$50,521	$5,663	$56,184
Changes during the period	39,213	20,704	59,917

Balance, June 30, 2006	$89,734	$26,367	$116,101

     Goodwill and identifiable intangible asset changes during the period relate to preliminary purchase price allocations on recently completed acquisitions and are subject to change as we finalize the purchase price allocations and determine the value of acquired intangible assets.
6. Other Long-Term Assets
     During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we will operate and maintain the service business, and Brunswick will operate and maintain the marina business. Simultaneous with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We accounted for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Accordingly, we will adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.
7. Derivative Instruments and Hedging Activity
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
     We have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the point in which the contracts are entered into until actual delivery of the inventory and corresponding payments are made. As of June 30, 2006, the outstanding contracts had a combined notional amount of approximately $10.8 million and were scheduled to mature at various times through December 2006. We have separately evaluated each contract using the criteria in SFAS 133 and determined there was no ineffectiveness associated with any of the contracts. We account for the cost of entering into the hedging instruments, or difference between the spot rate and the forward rate at inception, as ineffective and amortize and recognize the related cost as an expense in earnings over the life of the related instrument. During the three and nine months ended June 30, 2006, approximately $25,000 and $116,000, respectively, of costs related to entering into the hedging instruments was recorded as an expense in earnings. In addition, outstanding contracts as of June 30, 2006 had unrealized gains of approximately $886,000, which were recorded in other current assets on the condensed consolidated balance sheet. For closed contracts related to inventory on hand as of June 30, 2006, approximately $9,200 of unrealized losses were recorded as a contra inventory on the condensed consolidated balance sheet. These unrealized losses will be recognized as a cost of sale when the related boat is sold. As of June 30, 2006, the net unrealized gains related to open and closed contracts recorded in accumulated other comprehensive income were approximately $948,000. We had no foreign currency cash flow hedges outstanding as of June 30, 2005.
     We have entered into an interest rate swap agreement with a notional principal amount of $4.0 million as a hedge against future changes in the interest rate of one of our variable rate mortgage notes payable. Under the terms of the swap agreement, which matures in June 2015, we are required to make payments at a fixed rate of 5.67% and receive a variable rate based on the London Interbank Offering Rate (LIBOR) plus a spread of 125 basis points. As of June 30, 2006, the swap agreement had a fair value of approximately $174,000, which was recorded in other long-term assets on the condensed consolidated balance sheet. We had no interest rate swap agreements outstanding as of June 30, 2005.
8. Short-Term Borrowings
     During June 2006, we entered into a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The credit facility matures in May 2011, with two one-year renewal options remaining. As of June 30, 2006, we were in compliance with all of the credit facility covenants.
     Prior to the June 2006 second amended and restated credit and security agreement, our credit facility was amended during March 2006 and February 2006. The March 2006 amendment temporarily increased our asset-based borrowing availability up to $415 million through July 31, 2006. The February 2006 amendment increased our asset-based borrowing availability up to $385 million, and extended the maturity of the credit facility to March 1, 2009, with two one-year renewal options.

     Prior to the February 2006 amendment, our credit facility provided us with asset-based borrowing availability of up to $340 million, permitted up to $20 million in approved-vendor floorplan borrowings, accrued interest at a rate of LIBOR plus 150 to 260 basis points, and was scheduled to mature in March 2008, with two one-year renewal options remaining. The other terms and conditions of the credit facility were generally similar to the new credit facility.
9. Long-Term Debt
     During June 2006, we executed an approximate $12.2 million mortgage note payable, with a financial institution, collateralized by the related property that is owned by us. Payment of approximately $167,000 is due monthly, and the mortgage bears interest at LIBOR plus 125 basis points. The mortgage note payable matures in June 2016.
10. Stockholders’ Equity
     We issued a total of 466,067 shares of our common stock in conjunction with our Incentive Stock Plan (ISP) and Employee Stock Purchase Plan (ESPP) during the nine months ended June 30, 2006. Our ISP provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
     During May 2006, we repurchased 75,400 shares of our common stock for approximately $2.2 million. These shares were repurchased under our share repurchase program, which authorizes us to repurchase up to 1,000,000 shares of our common stock.
     During March 2006, we issued 665,024 shares of our common stock in conjunction with the acquisition of Surfside. These shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five-day period beginning two days prior to and ending two days subsequent to the acquisition date.
11. Stock-Based Compensation
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

     Upon adoption of SFAS 123R, we continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income as reported	$13,835	$17,523	$23,670	$26,775
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects of $82 and $396 for the three months ended and $201 and $1,035 for the nine months ended	132	1,058	321	2,898
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $182 and $396 for the three months ended and $480 and $1,035 for the nine months ended	(760)	(1,058)	(2,140)	(2,898)

Pro forma net income	$13,207	$17,523	$21,851	$26,775

Basic earnings per share:
As reported	$0.79	$0.95	$1.43	$1.49

Pro forma	$0.76	$0.95	$1.32	$1.49

Diluted earnings per share:
As reported	$0.74	$0.90	$1.33	$1.42

Pro forma	$0.72	$0.90	$1.25	$1.42

     Cash received from option exercises under all share-based payment arrangements for the nine months ended June 30, 2005 and 2006 was approximately $4.1 million and $3.6 million, respectively. Tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2005 and 2006 was approximately $1.9 million and $1.1 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
12. 1998 Incentive Stock Plan (the Incentive Stock Plan)
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
     The following table summarizes option activity from September 30, 2005 through June 30, 2006:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2005	929,488	2,258,131		$13.57	6.0
Options authorized	—	—
Options expired	—	—
Options granted	(461,545)	461,545		$29.39
Options cancelled	53,537	(53,537)		$16.43
Restricted stock awards	(175,000)	—
Options exercised	—	(227,888)		$10.32

Balance at June 30, 2006	346,480	2,438,251	$24,889	$16.72	6.1

Exercisable at June 30, 2006	—	807,222	$11,538	$12.15	3.7

     The weighted-average grant date fair value of options granted during the nine months ended June 30, 2005 and 2006 was $12.38 and $12.55, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2005 and 2006 was approximately $5.2 million and $4.9 million, respectively.
     As of June 30, 2006, there was approximately $6.8 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 4.2 years. The total fair value of options vested during the nine months ended June 30, 2005 and 2006 was approximately $1.1 million and $1.0 million, respectively.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	5.0%	3.6%	4.6%
Volatility	44.1%	43.4%	44.6%	44.5%
Expected life	5.4 years	4.5 years	5.4 years	4.5 years
13. Employee Stock Purchase Plan (the Stock Purchase Plan)
     The Stock Purchase Plan provides for up to 750,000 shares of common stock to be issued and is available to all our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	5.0%	3.0%	4.7%
Volatility	46.1%	36.6%	41.5%	34.0%
Expected life	six-months	six-months	six-months	six-months
14. Restricted Stock Awards
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
     The following table summarizes restricted stock activity from September 30, 2005 through June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance at September 30, 2005	103,000	$29.39
Changes during the period
Shares granted	175,000	$27.47
Shares vested	—	$—
Shares forfeited	—	$—

Non-vested balance at June 30, 2006	278,000	$28.18

     As of June 30, 2006, there was approximately $5.8 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years. Pursuant to SFAS 123R, the approximate $2.4 million of deferred stock compensation recorded as a reduction to stockholders’ equity as of September 30, 2005 is no longer reported as a separate component of stockholders’ equity and is instead recorded in additional paid-in capital.

15. Earnings Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted average common shares outstanding used in calculating basic earnings per share	17,438,739	18,476,365	16,571,563	17,930,991
Effect of dilutive options	1,194,512	949,929	1,234,447	969,852

Weighted average common and common equivalent shares used in calculating diluted earnings per share	18,633,251	19,426,294	17,806,010	18,900,843

     Options to purchase 53,956 and 180,200 shares of common stock as of June 30, 2005 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
16. Contingencies
     We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with these matters was not determinable as of June 30, 2006. However, based on information available as of June 30, 2006 surrounding the single lawsuit award, our accrued litigation reserve approximated $1.9 million. While it is not feasible to determine the outcome of these actions at this time, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.
General
     We are the largest recreational boat retailer in the United States with fiscal 2005 revenue exceeding $947.0 million. Through our current 85 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     We may be charged back on certain finance and extended warranty commissions and marketing fees on insurance products if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance, which was not material to our condensed consolidated financial statements taken as a whole as of September 30, 2005 or June 30, 2006. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. We last completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $89.7 million and $26.4 million, respectively, as of June 30, 2006. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially from our expectations, goodwill may become impaired, resulting in a material adverse effect on our operating margins.
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
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Restatement and Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2005 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
     Revenue. Revenue increased $115.2 million, or 37.6%, to $421.3 million for the three months ended June 30, 2006 from $306.1 million for the three months ended June 30, 2005. Of this increase, $111.7 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $3.5 million was attributable to a 1.2% growth in comparable-store sales. The increase in comparable-store sales for the three months ended June 30, 2006 resulted primarily from an increase in revenue from our parts, finance, insurance, and service products of approximately $5.8 million, partially offset by a decrease in comparable-store boat and yacht sales of approximately $2.3 million.
     Gross Profit. Gross profit increased $29.6 million, or 41.9%, to $100.3 million for the three months ended June 30, 2006 from $70.7 million for the three months ended June 30, 2005. Gross profit as a percentage of revenue increased to 23.8% for the three months ended June 30, 2006 from 23.1% for the three months ended June 30, 2005. The increase was primarily attributable to incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross margins than boat sales and an incremental increase in manufacturer programs in place for the three months ended June 30, 2006, versus the three months ended June 30, 2005. This increase was partially offset by a slight reduction in the gross margins on boat sales, coupled with an increase in yacht sales, which generally yield lower gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $19.3 million, or 42.1%, to $65.2 million for the three months ended June 30, 2006 from $45.9 million for the three months ended June 30, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 50 basis points to 15.5% for the three months ended June 30, 2006 from 15.0% for the three months ended June 30, 2005. This increase included approximately $900,000 of stock option compensation expense resulting from the adoption of SFAS 123R. Additionally, our selling, general and administrative expenses as a percentage of revenue increased due to incremental increases in marketing and personnel expenses associated with increased sales and an increased level of operations compared to the prior year.
     Interest Expense. Interest expense increased $3.6 million, or 160.3%, to $5.9 million for the three months ended June 30, 2006 from $2.3 million for the three months ended June 30, 2005. Interest expense as a percentage of revenue increased to 1.4% for the three months ended June 30, 2006 from 0.7 % for the three months ended June 30, 2005. The increase was primarily a result of increased borrowings associated with our revolving credit facility, which accounted for an increase in interest expense of approximately $2.8 million and a less favorable interest rate environment, which accounted for an increase of approximately $800,000 in interest expense.
     Income Tax Provision. Income taxes increased $2.9 million, or 34.0%, to $11.6 million for the three months ended June 30, 2006 from $8.7 million for the three months ended June 30, 2005 as a result of increased earnings. Our effective income tax rate increased to 39.9% for the three months ended June 30, 2006 from 38.5% for the three months ended June 30, 2005, primarily as a result of the adoption of SFAS 123R and the higher tax structures in New York and Connecticut.
Nine Months Ended June 30, 2006 Compared with Nine Months Ended June 30, 2005
     Revenue. Revenue increased $171.2 million, or 23.8%, to $889.9 million for the nine months ended June 30, 2006 from $718.7 million for the nine months ended June 30, 2005. Of this increase, approximately $141.6 million was attributable to stores opened or acquired that are not eligible for inclusion in the comparable-store base and approximately $29.6 million was attributable to a 4.1% growth in comparable-store sales. The increase in comparable-store sales for the nine months ended June 30, 2006 resulted primarily from an increase of approximately $19.5 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $10.1 million.
     Gross Profit. Gross profit increased $43.4 million, or 25.5%, to $213.2 million for the nine months ended June 30, 2006 from $169.8 million for the nine months ended June 30, 2005. Gross profit as a percentage of revenue increased to 24.0% for the nine months ended June 30, 2006 from 23.6% for the nine months ended June 30, 2005. This increase was primarily attributable to incremental improvements in finance, insurance, brokerage, parts, and service revenues, which generally yield higher gross margins than boat sales. This increase was partially offset by a slight reduction in the gross margins on boat sales, coupled with an increase in yacht sales, which generally yield lower gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $31.8 million, or 25.7%, to $155.8 million for the nine months ended June 30, 2006 from $124.0 million for the nine months ended June 30, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 25 basis points to 17.5% for the nine months ended June 30, 2006 from 17.3% for the nine months ended June 30, 2005. This increase included approximately $2.4 million of stock option compensation expense resulting from the adoption of SFAS 123R and approximately $1.2 million of hurricane related expenses to move and repair inventory (net of related insurance reimbursements) and uninsured losses to our locations. Excluding these two costs, our selling, general, and administrative expenses as a percentage of revenue decreased to 17.1% primarily due to leveraging obtained through our comparable-store sales growth.
     Interest Expense. Interest expense increased $5.6 million, or 76.1%, to $13.0 million for the nine months ended June 30, 2006 from $7.4 million for the nine months ended June 30, 2005. Interest expense as a percentage of revenue increased to 1.5% for the nine months ended June 30, 2006 from 1.0% for the nine months ended June 30, 2005. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages which accounted for an increase in interest expense of approximately $2.9 million and a less favorable interest rate environment which accounted for an increase of approximately $2.7 million in interest expense.
     Income Tax Provision. Income taxes increased $2.9 million, or 19.2%, to $17.7 million for the nine months ended June 30, 2006 from $14.8 million for the nine months ended June 30, 2005 as a result of increased earnings. Our effective income tax rate increased to 39.8% for the nine months ended June 30, 2006 from 38.5% for the nine months ended June 30, 2005, primarily as a result of the adoption of SFAS 123R and the higher tax structures in New York and Connecticut.

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
     For the nine months ended June 30, 2005 and 2006, cash provided by operating activities approximated $12.5 million and $11.4 million, respectively. For the nine months ended June 30, 2005, cash provided by operating activities was due primarily to net income, non-cash depreciation and amortization charges, and increases in accrued expenses and customer deposits, partially offset by an increase in accounts receivable due to increased revenues and an increase in inventories to ensure appropriate inventory levels. For the nine months ended June 30, 2006, cash provided by operating activities was due primarily to net income, non-cash depreciation and amortization charges, non-cash stock-based compensation charges, and increases in accrued expenses and accounts payable due to the timing of certain payments to our manufacturers, partially offset by a decrease in customer deposits and an increase in accounts receivable due to increased revenues.
     For the nine months ended June 30, 2005 and 2006, cash used in investing activities approximated $10.6 million and $93.4 million, respectively. For the nine months ended June 30, 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the nine months ended June 30, 2006, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside), to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities, and to invest in a joint venture.
     For the nine months ended June 30, 2005 and 2006, cash provided by financing activities approximated $4.8 million and $83.0 million, respectively. For the nine months ended June 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, the exercise of stock options, and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments on short-term borrowings and long-term debt. For the nine months ended June 30, 2006, cash provided by financing activities was primarily attributable to increased borrowings on short-term borrowings, borrowings on long-term debt, the exercise of stock options, and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments on long-term debt and purchases of treasury stock.
     As of June 30, 2006, our indebtedness totaled approximately $353.3 million, of which approximately $38.3 million was associated with our real estate holdings and approximately $315.0 million was associated with financing our inventory and working capital needs. As of June 30, 2005 and 2006, the interest rate on the outstanding short-term borrowings was 4.6% and 6.6%, respectively. As of June 30, 2006, our additional available borrowings under our credit facility were approximately $185.0 million.
     We currently maintain a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in May 2011, with two one-year renewal options remaining. As of June 30, 2006, we were in compliance with all of the credit facility covenants.

     We issued a total of 466,067 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the nine months ended June 30, 2006 for approximately $3.6 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     As of June 30, 2006, approximately 97.9% of our short- and long-term debt bears interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings due to interest rates charged on certain underlying obligations that are variable. As of June 30, 2006, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $3.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. Therefore, in certain cases, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Ferretti Group. As of June 30, 2006, these outstanding contracts have a combined notional amount of approximately $10.8 million and mature at various times through December 2006. As of June 30, 2006 these outstanding contracts had unrealized gains of approximately $886,000, which were recorded in other current assets on the condensed consolidated balance sheet with approximately $948,000 recorded in accumulated other comprehensive income. The firm commitments will settle in Euro dollars. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. On May 5, 2006, we filed a Form 8-K announcing a required restatement of our Statements of Cash Flows, as presented in our Annual Report on Form 10-K for the year ended September 30, 2005 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, relating to the presentation of certain information regarding the short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows. Accordingly, on June 13, 2006 we filed an Amended Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and on June 14, 2006 we filed an Amended Annual Report on Form 10-K for the year ended September 30, 2005, restating the presentation of certain information regarding the short-term borrowings and repayments related to new and used boat inventory in the consolidated statements of cash flows. We reevaluated the effectiveness of our disclosure controls and procedures utilizing current literature, primarily the provisions of PCAOB Auditing Standard No. 2, which defines a restatement as a strong indicator of a material weakness. Based on the information, facts and guidance available during our reevaluation on May 2, 2006, we concluded that the control deficiency over the classification of short-term borrowings and repayments related to new and used boat inventory presented in the consolidated statements of cash flows was a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2005 and December 31, 2005. Prior to the filing of the Form 10-Q for the quarter ended June 30, 2006, we remediated the material weakness that was associated with the restatement.
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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
          Not applicable.

ITEM 1A.	RISK FACTORS
          Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.	OTHER INFORMATION
          Not applicable.

ITEM 6.	EXHIBITS
10.21	Second Amended and Restated Credit and Security Agreement dated June 19, 2006, among the Company and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust Company, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

August 4, 2006	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)