Form 10-K
period 2006-09-30
MARINEMAX INC
filed 2006-12-14
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (16,925,391 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $567,339,106. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2006, there were outstanding 18,610,001 shares of registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2006

Statements Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A. Risk Factors.

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 88 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure, and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 59% of our revenue in fiscal 2006. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 13% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, during our 2006 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering these products and we are the exclusive dealer of each in our geographic markets.

We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, the Bahamas, and Mexico. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 20 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2006 was approximately $116,000, an increase of 12% from fiscal 2005, compared with the industry average calendar 2005 selling price of approximately $31,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $17.1 million in annual sales in fiscal 2006. We consider a store to be one or more retail locations that are adjacent or operate as one entity. For the fiscal year ended September 30, 2006, we had revenue of $1.2 billion, operating income of $84.0 million, and net income of $39.4 million. Our same-store sales increased approximately 7% in fiscal 2006 and has averaged approximately 12% for the last five years.

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

The U.S. recreational boating industry generated approximately $37.3 billion in retail sales in calendar 2005, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $28.9 billion of these sales in 2005 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a negotiation-free purchase process, superior customer service, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	promoting national brand name recognition and the MarineMax connection;

•	expanding our Internet retail operations and marketing;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations, which facilitates the interchange of information and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 20 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Each of our acquired dealers is continuing its operations under the MarineMax name as a wholly owned operating subsidiary of our company.

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

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(1)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York, Rhode Island

(1)	Joint venture

Apart from acquisitions, we have opened 20 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors, we have closed nine retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose.

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

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various product lines that we have added to our existing locations:

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle) and distribution rights for products over 82 feet for North and South America, the Caribbean, and the Bahamas
Boston Whaler	1999	Ohio
Boston Whaler	2000	North Palm Beach, Florida
Baja	2001	Houston, Texas and Las Vegas, Nevada
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Century	2004	North and South Carolina
Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft	2004	United States, Canada, the Bahamas, and Mexico
Bertram	2004	United States (excluding the Florida peninsula and portions of New England), Canada, and the Bahamas.
Princecraft	2004	California, Delaware, Georgia, Maryland, Minnesota, New Jersey, Ohio, and Texas
Baja	2005	Tempe, Arizona, Colorado, Dallas, Texas, and Utah
Boston Whaler	2005	Houston and Dallas, Texas
Tracker Marine	2005	Las Vegas, Nevada
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Cabo	2006	Cape Haze, Clearwater, Destin, and Naples, Florida
Laguna	2006	Florida, New Jersey, New York

As we add a brand, we believe we are offering a migration for our existing customer base or filling a gap in our product offerings. As a result, we do not believe that new product offerings will compete with or cannibalize the business generated from our other prominent brands.

We plan to continue to expand our business through acquisitions in new geographical territories, new store openings in existing territories, and new product lines. In addition, we plan to continue to expand other services, including conducting used boat sales; offering yacht and boat brokerage services; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; selling related marine products, including engines, trailers, parts, and accessories; providing maintenance and repair services at our retail locations and at stand-alone service facilities; and expanding our ability to provide slip and storage accommodations.

We maintain our executive offices at 18167 U.S. Highway 19 North, Suite 300, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

BUSINESS

General

We are the largest recreational boat dealer in the United States. Through 88 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts. Sales of new Sea Ray, Boston Whaler, Meridian, and Hatteras recreational boats and yachts, each of which is manufactured by Brunswick Corporation, accounted for approximately 59% of our revenue in fiscal 2006. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 13% of all Brunswick marine sales during our 2006 fiscal year. Our principal operating subsidiaries are a party to dealer agreements with Brunswick covering these products and are the exclusive dealer of such boats in its geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the state of Texas, as well as the distribution rights for Hatteras products over 82 feet for North and South America, the Caribbean, and the Bahamas. We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, the Bahamas, and Mexico. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. We are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $37.3 billion in retail sales in calendar 2005, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $28.9 billion of such sales in 2005. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributed to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993 and, with the exception of 1998 and 2003, retail recreational boating sales have increased every year since.

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

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 20 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed nine retail locations, excluding those opened on a temporary basis for a specific purpose.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats; Boston Whaler and Laguna fishing boats; Meridian Yachts; Cabo Yachts; and Hatteras Yachts. In fiscal 2006, we derived approximately 59% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented in excess of 13% of all of Brunswick’s marine product sales during that period. We also sell mega-yachts, yachts, and other recreational boats manufactured by Bertram and the Italy-based Ferretti Group, including Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2006, new boat sales accounted for approximately 70.9% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2006 average new boat sales price of approximately $116,000, an increase of 12% from fiscal 2005, compared with an estimated industry average calendar 2005 selling price of approximately $31,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we offer, but is not all inclusive:

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range

Motor Yachts
Hatteras Motor Yachts	64 to 100	$3,000,000 to $10,000,000	+
Ferretti	46 to 88	1,100,000 to 7,500,000	+
Azimut	43 to 116	790,000 to 10,600,000	+
Convertibles
Hatteras Convertibles	50 to 90	2,300,000 to 7,000,000	+
Bertram	36 to 67	500,000 to 3,500,000	+
Cabo	32 to 52	450,000 to 1,700,000	+
Pleasure Boats
Sea Ray	17 to 60	21,000 to 2,500,000
Meridian	35 to 59	300,000 to 1,600,000
Fishing Boats
Boston Whaler	11 to 32	8,000 to 210,000
Laguna	18 to 24	25,000 to 55,000
Specialty Boats & Yachts
Pershing	50 to 115	1,600,000 to 13,000,000	+
Riva	33 to 115	600,000 to 9,000,000	+
Apreamare	25 to 53	350,000 to 2,000,000	+
Mochi Craft.	44 to 74	1,200,000 to 4,600,000	+

Motor Yachts.  Hatteras Yachts, Ferretti Group, and Azimut are three of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. The Hatteras series offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Ferretti is known for its European styling, speed, performance, and offers luxurious salon/galley arrangements and multiple staterooms with private heads. Azimut yachts are known for their Americanized open layout with Italian design, powerful performance, and accuracy. The luxurious interiors are accented by windows and multiple accommodations that have been cleverly designed for comfort.

Convertibles.  Hatteras Yachts, Bertram Yachts, and Cabo Yachts are three of the world’s premier convertible yacht builders and offer state-of-the-art designs with live-aboard luxuries. Convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. The Hatteras series features interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer. The Bertram series feature interiors that offer spacious living room and salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes storage for big catches, ample prep area, open sink area, live-bait storage, and stand-up rod storage. The Cabo series are known for spacious cockpits and accessibility to essentials, such as bait chests, livewells, bait prep centers, and tackle lockers. Cabo interiors offer elegance, highlighted by teak woodwork, halogen lighting, and ample storage areas.

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

Fishing Boats.  The fishing boats we offer, such as Boston Whaler and Laguna, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2006, used boat sales accounted for approximately 17.0% of our revenue, and approximately 75% of the used boats we sold were Brunswick models.

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

The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 2.9% of our fiscal 2006 revenue.

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

Maintenance, repair, and storage services accounted for approximately 4.9% of our revenue during fiscal 2006. This includes warranty and non-warranty services.

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

During fiscal 2006, fee income generated from F&I products accounted for approximately 3.2% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2006, brokerage services accounted for approximately 1.1% of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 88 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin, Newport Harbor, and Mission Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, Table Rock Lake, and the Mississippi River in Missouri; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; the Intracoastal Waterway in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Myrtle Beach in South Carolina; and Clear Lake, Lake Conroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, Cabo, Hatteras, Princecraft, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Bertram, Century, the Ferretti Group, Grady White, Sea Pro, and Tracker Marine. In fiscal 2006, sales of new Brunswick boats accounted for approximately 59% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal 2006. We believe our Sea Ray boat purchases represented approximately 40% of Sea Ray’s new boat sales and in excess of 13% of all Brunswick marine product sales during fiscal 2006.

Through operating subsidiaries, we have entered into agreements with Brunswick covering Sea Ray products. The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. The terms of the dealer agreement appoints a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.

The dealer agreement with Ferretti Group and Bertram does not restrict our right to sell any Ferretti Group and Bertram product lines but has certain restrictions relating to competing products. The dealer agreement appoints us as the exclusive dealer for the retail sale, display, and servicing of designated Ferretti Group and Bertram products and repair parts currently or in the future sold by Ferretti Group and Bertram in the designated geographic areas.

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s (Azimut) product line of Azimut. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

Our revolving credit facility currently provides us with a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility currently matures in May 2011, with two one-year renewal options remaining. The credit facility was last amended in June 2006 to extend the terms and increase the borrowing availability.

As of September 30, 2006, we owed an aggregate of $321.5 million under our revolving credit facility. As of September 30, 2006, our revolving credit facility provided us with an additional available borrowing capacity of approximately $130.0 million. Advances on the facility accrued interest at a rate of 6.8% as of September 30, 2006. We were in compliance with all covenants in the facility as of September 30, 2006.

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

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement extending through December 2015 that provides a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

Dealer Agreements with Brunswick

Brunswick, through its Sea Ray division, and we, through our principal operating subsidiaries, are parties to Sales and Service Agreements relating to Sea Ray products extending through December 2015. Each of these dealer agreements appoints one of our operating subsidiaries as a dealer for the retail sale, display, and servicing of designated Sea Ray products, parts, and accessories currently or in the future sold by Sea Ray. Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Each dealer agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Each dealer agreement also restricts the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any Sea Ray products outside its territory without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. In addition, each dealer agreement provides for the lowest product prices charged by Sea Ray from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs and the right of Sea Ray in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

Among other things, each dealer agreement requires the dealer to

•	devote its best efforts to promote, display, advertise, and sell Sea Ray products at each of its retail locations in accordance with the agreement and applicable laws;

•	display and utilize at each of its retail locations signs, graphics, and image elements with Sea Ray’s identification that positively reflect the Sea Ray image and promote the retail sale of Sea Ray products;

•	purchase and maintain at all times sufficient inventory of current Sea Ray products to meet the reasonable demand of customers at each of its locations and to meet Sea Ray’s applicable minimum inventory requirements;

•	maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray products promptly and professionally and to maintain parts and supplies to service Sea Ray products properly on a timely basis;

•	perform all necessary product rigging, installation, and inspection services prior to delivery to purchasers in accordance with Sea Ray’s standards and perform post-sale services of all Sea Ray products sold by the dealer and brought to the dealer for service;

•	provide or arrange for warranty and service work for Sea Ray products regardless of the selling dealer or condition of sale;

•	exercise reasonable efforts to address circumstances in which another dealer has made a sale to an original retail purchases who permanently resides within the dealer’s territory where such sale is contrary to the selling dealer’s Sales and Service Agreement;

•	provide appropriate instructions to purchasers on how to obtain warranty and service work from the dealer;

•	furnish product purchasers with Sea Ray’s limited warranty on new products and with information and training as to the safe and proper operation and maintenance of the products;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	achieve sales performance in accordance with fair and reasonable standards and sales levels established by Sea Ray in consultation with the dealer based on factors such as population, sales potential, market share percentage of Sea Ray products sold in the territory compared with competitive products sold in the territory, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of Sea Ray products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information that are truthful and accurate;

•	conduct its business in a manner that preserves and enhances the reputation and goodwill of both Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand and display Sea Ray’s current product models;

•	maintain customer service ratings in compliance with Sea Ray’s criteria;

•	comply with those dealer’s obligations that may be imposed or established by Sea Ray applicable to all domestic Sea Ray dealers;

•	maintain a financial condition that is adequate to satisfy and perform its obligations under the agreement;

•	achieve within designated time periods or maintain motor dealer status (which is Sea Ray’s highest performance status) or other applicable certification requirements as established from time to time by Sea Ray applicable to all domestic Sea Ray dealers;

•	notify Sea Ray of the addition or deletion of any retail locations;

•	sell Sea Ray products only on the basis of Sea Ray’s published applicable limited warranty and make no other warranty or representations concerning the limited warranty, expressed or implied, either verbally or in writing;

•	provide timely warranty service on all Sea Ray products presented to the dealer by purchasers in accordance with Sea Ray’s then current warranty program applicable to all domestic Sea Ray dealers selling comparable Sea Ray products; and

•	provide Sea Ray with access to the dealer’s books and records and such other information as Sea Ray may reasonably request to verify the accuracy of the warranty claims submitted to Sea Ray by the dealer with regard to such warranty claims;

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

Employees

As of September 30, 2006, we had 2,182 employees, 2,090 of whom were in store-level operations and 92 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements and are not aware of any efforts to unionize our employees. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” and “Women on Water.” We have registered the name “MarineMax” in the European Community. We have a trademark application pending with the U.S. Patent and Trademark Office for “Value Price.” We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “MarineMax Value-Price,” “Value-Price,” “Delivering the Dream,” “Selling and Delivering the Dream,” “Selling the Dream,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2006, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 18%, 25%, 32%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during fiscal 2005 and 2006 when Florida and other markets were affected by numerous hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado and other four-stroke outboards, have already achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	63	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	41	Executive Vice President, Chief Financial Officer, Secretary, and Director
Kurt M. Frahn	38	Vice President of Finance and Treasurer
Jack P. Ezzell	36	Vice President, Chief Accounting Officer, and Controller
Edward A. Russell	46	Vice President of Operations
Michael J. Aiello	50	Vice President
Anthony M. Aisquith	39	Vice President

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

Kurt M. Frahn has served as Vice President of Finance and Treasurer of our company since October 22, 2002. Mr. Frahn served as Director of Taxes and Acquisitions of our company from May 15, 1998 until October 22, 2002. Mr. Frahn was employed by Arthur Andersen LLP from September 3, 1991 until May 15, 1998, serving most recently as a tax consulting manager.

Jack P. Ezzell has served as Vice President and Chief Accounting Officer of our company since October 22, 2002 and as Corporate Controller of our company since June 1, 1999. Mr. Ezzell served as Assistant Controller from

January 13, 1998 until June 1, 1999. Mr. Ezzell, a certified public accountant, was employed by Arthur Andersen LLP from August 1996 until January 1998, serving most recently as a senior auditor.

Edward A. Russell has served as Vice President of Operations since March 2006. Mr. Russell has been a Vice President of our company since October 22, 2002. Mr. Russell has served as the Regional Manager of our Florida operations since August 1, 2002. Prior to that, Mr. Russell served as the District President for our Central and West Florida operations from March 1998 until August 1, 2002. Mr. Russell was an owner and General Sales Manager of Gulfwind USA Inc., one of our operating subsidiaries, now called MarineMax of Central Florida, from 1984 until its merger with our company in March 1998.

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

Item 1A.	Risk Factors

Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray, Meridian and Hatteras boat lines, Ferretti Group’s Ferretti Yachts, Riva, Pershing, and Bertram product lines and Azimut-Benetti Group’s Azimut and Atlantis products.

Approximately 59% of our revenue in fiscal 2006 resulted from sales of new boats manufactured by Brunswick, including approximately 45% from Brunswick’s Sea Ray division and approximately 6% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2006 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue. Any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Meridian, and Hatteras, would have a substantial adverse impact on our business. Additionally, given the revenue generated by each yacht and mega-yacht sale, any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance, and marketing capabilities of Ferretti Group would have a substantial adverse impact on our business.

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

•	the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs; and

•	the right of Brunswick in good faith to charge lesser prices to other dealers;

•	to meet existing competitive circumstances;

•	for unusual and non-ordinary business circumstances; or

•	for limited duration promotional programs.

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

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s product line of Azimut. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

General economic conditions and competitive factors that impact the recreational boating industry could inhibit our growth and negatively impact our profitability.

General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 53%, 55%, and 46% of our revenue during fiscal years 2004, 2005 and 2006, respectively, can have a major impact on our operations. We also believe that the level of boat purchases has been adversely affected by increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have expanded our operations during periods of stagnant or declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future.

Since March 1, 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

We and the Sea Ray Division of Brunswick have an agreement extending through June 2015 that provides a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $500 million and allows us $20 million in traditional floorplan borrowings. We have pledged various of our assets, including boat inventories, accounts receivable, equipment, and fixtures, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

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

During the three-year period ended September 30, 2006, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 18%, 25%, 32%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as was the case during fiscal 2005 and 2006 when Florida and other markets were affected by numerous hurricanes. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and our future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

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

The availability of boat insurance is critical to our success.

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customer’s purchase is critical to our success. Historically, affordable boat insurance has been available. With the hurricanes that have impacted the state of Florida and other markets over the past several years, insurance rates have escalated and insurance coverage has become more difficult to obtain. Any difficulty of customers to obtain affordable boat insurance could adversely affect our business.

We depend on income from financing, insurance, and extended service contracts.

A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2006, F&I products accounted for approximately 3.2% of our revenue.

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

Various federal, state, and local regulatory agencies, including OSHA or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado and other four-stroke outboards, have already achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2005, based on financial information as of the third quarter of fiscal 2005, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets. Prior to the adoption of SFAS 142, all purchase price in excess of the tangible assets acquired was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amounted to $94.1 million and $22.1 million, respectively, as of September 30, 2006.

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

As of September 30, 2006, there were outstanding 18,529,524 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2006, we had issued options to purchase approximately 2,364,538 shares of common stock under our 1998 incentive stock plan and we issued 446,684 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

We do not pay cash dividends.

We have never paid cash dividends on our common stock. Moreover, financial covenants under certain of our credit facilities restrict our ability to pay dividends.

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

Our sales of Ferretti Group and Azimut product may be adversely affected by fluctuations in currency exchange rates between the U.S. dollar and the Euro.

Products purchased from the Italy-based Ferretti Group and Azimut are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. As a result, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group and Azimut products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group and Azimut product lines. The impact of these currency fluctuations could increase, particularly as our revenue from the Ferretti Group and Azimut products increase as a percentage of our total revenue. We also could incur losses from hedging transactions designed to reduce our risk to fluctuation in exchange rates. We cannot predict the effects of exchange rate fluctuations or currency rate hedges on our operating results. Therefore, in certain cases, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Ferretti Group.. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida. We also lease 52 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 34 other retail locations and operate 2 additional locations as noted below.

The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Newport Beach	Third-party lease	1,900	Retail only; 16 wet slips	2005	Newport Bay
Oakland	Third-party lease	17,700	Retail and service; 20 wet slips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Company owned	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
San Diego	Third-party lease	9,500	Retail and service	2004	—
San Diego (Shelter Island)	Third-party lease	930	Retail and service; 20 wet slips	2005	Mission Bay
Lodi	Third-party lease	2,400	Retail only; 15 wet slips	1999	Sacramento River
Colorado
Denver	Third-party lease	16,400	Retail, service, and storage	2003	—
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Florida
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,200	Retail only; 8 wet slips	2005	Destin Harbor
Ft Lauderdale (Pier 66)	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—
Key Largo	Third-party brokerage	750	Retail only	2002	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Miami	Company owned	7,200	Retail and service; l5 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; l1 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St, Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	22,400	Retail and service; 6 wet slips	2002	Intracoastal Waterway
Stuart	Company owned	6,700	Retail and service; 60 wet slips	1994	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Allatoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Allatoona
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—
Maryland
Baltimore	Third-party lease	8,000	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
White Marsh	Company owned	19,800	Retail and service	1958	—
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Oakdale	Third-party lease	18,500	Retail and service	1997	—
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Missouri
Kimberling City	Third-party lease	500	Retail only; 7 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
Laurie	Company owned	700	Retail and service	2006	—
Springfield	Company owned	12,200	Retail and service	1997	—
Osage Beach	Company owned	2,000	Retail and service	1998	—
St. Louis	Third-party lease	12,000	Retail and service	2003	—
St. Louis	Third-party lease	500	Retail only; 6 wet slips	2004	Mississippi River
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Highway Store)	Third-party lease	10,000	Retail and service	2004	—
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
North Carolina
Wilmington	Third-party lease	6,000	Retail and service	2006	—
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,300	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,200	Retail and service	1989	—
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Wakefield	Third-party lease	1,800	Retail only; 3 wet slips	2006	Narragansett Bay
South Carolina
Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Texas
Arlington	Third-party lease	31,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail only (4)	1987	—
Houston	Third-party lease	10,000	Retail and service	1981	—
League City (floating facility)(5)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Lewisville (Dallas) (floating facility)	Third-party lease	500	Retail only; 20 wet slips (6)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into to with Brunswick to acquire marina and service facility.

(4)	Shares service facility located at the other Houston retail locations.

(5)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(6)	Shares service facility located at the other Lewisville retail location.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with the other matters was not material at September 30, 2006. However, based on information available at September 30, 2006 surrounding the single lawsuit award, our litigation accrual approximated $2.0 million. While it is not feasible to determine the actual outcome of these actions as of September 30, 2006, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low

2004
First quarter	$28.33	$18.10
Second quarter	$32.04	$23.56
Third quarter	$28.59	$18.05
Fourth quarter	$30.55	$21.50
2005
First quarter	$35.14	$27.51
Second quarter	$31.77	$23.95
Third quarter	$35.88	$21.50
Fourth quarter	$32.45	$22.36
2006
First quarter	$34.24	$27.22
Second quarter	$36.72	$25.39
Third quarter	$26.65	$19.24
Fourth quarter (through November 30, 2006)	$29.46	$24.41

On November 30, 2006, the closing sale price of our common stock was $26.86 per share. On November 30, 2006, there were approximately 100 record holders and approximately 5,300 beneficial owners of our common stock.

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At September 30, 2006, we have purchased an aggregate of 306,300 shares of common stock under the plan for an aggregate purchase price of approximately $6.9 million.

Item 6.	Selected Financial Data

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet and statement of operations data were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP, an independent registered certified public accounting firm. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,
	2002	2003	2004	2005	2006

Statement of Operations Data:
Revenue	$540,716	$607,501	$762,009	$947,347	$1,213,541
Cost of sales	416,137	459,729	573,616	712,843	906,781

Gross profit	124,579	147,772	188,393	234,504	306,760
Selling, general, and administrative expenses(1)	95,567	113,299	139,470	169,975	222,806

Income from operations	29,012	34,473	48,923	64,529	83,954
Interest expense, net	1,264	2,471	6,499	9,291	18,616

Income before income tax provision	27,748	32,002	42,424	55,238	65,338
Income tax provision	10,683	12,321	16,126	21,412	25,956

Net income	$17,065	$19,681	$26,298	$33,826	$39,382

Net income per share:
Diluted	$1.10	$1.26	$1.58	$1.88	$2.08

Weighted average number of shares:
Diluted	15,540,973	15,671,470	16,666,107	18,032,533	18,928,735

Other Data: (as of year-end)
Number of retail locations(2)	59	65	67	71	87
Sales per store(3)(5)	$12,273	$11,900	$12,831	$16,386	$17,064
Same-store sales growth(4)(5)	3%	6%	21%	23%	7%

	September 30,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Working capital	$55,426	$67,003	$88,013	$163,431	$151,097
Total assets	301,146	329,155	474,359	539,490	801,563
Long-term debt (including current portion)(6)	21,765	22,343	26,237	30,085	37,186
Total stockholders’ equity	145,190	166,056	196,821	283,599	349,887

(1)	As a result of our adoption of SFAS 123R, we recorded compensation expense for stock options of approximately $3.5 million before tax, or $0.15 per diluted share after-tax in the fiscal year ended September 30, 2006.

(2)	Includes only those retail locations open at period end.

(3)	Includes only those stores open for the entire preceding 12-month period.

(4)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(5)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for Revenue or Net Income presented in accordance with generally accepted accounting principles.

(6)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2006 revenue exceeding $1.2 billion. Through our current 88 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have significantly expanded our operations through the acquisition of 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following are the acquisitions we have completed during the fiscal years ending September 30, 2006 and 2004. No significant acquisitions were completed during the fiscal year ending September 30, 2005.

During the fiscal year ended September 30, 2006, we completed the acquisition of two recreational boat dealers. During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five-day period beginning two days prior to and ending two days subsequent to the acquisition date. Based on the provisions of the asset purchase agreement, 100,000 shares of common stock are currently held in escrow, subject to the satisfaction of working capital adjustments and other provisions in the acquisition documents. We and Surfside are in current discussions to resolve such matters. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $37.0 million in tax deductible goodwill and approximately $14.7 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Surfside has been included in our consolidated financial statements since the date of acquisition.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments including acquisition costs. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $6.1 million in tax deductible goodwill and approximately

$2.0 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2005 or 2006. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales. Pursuant to EITF 02-16, amounts received by us under our co-op assistance programs from our manufacturers, are netted against related advertising expenses.

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed our last annual impairment test during the fourth quarter of fiscal 2006, based on financial information as of the third quarter of fiscal 2006, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amounted to $94.1 million and $22.1 million, respectively, at September 30, 2006.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2004		2005		2006
	(Amount in thousands)

Revenue	$762,009	100.0%	$947,347	100.0%	$1,213,541	100.0%
Cost of sales	573,616	75.3%	712,843	75.2%	906,781	74.7%

Gross profit	188,393	24.7%	234,504	24.8%	306,760	25.3%
Selling, general, and administrative Expenses	139,470	18.3%	169,975	17.9%	222,806	18.4%

Income from operations	48,923	6.4%	64,529	6.9%	83,954	6.9%
Interest expense, net	6,499	0.9%	9,291	1.0%	18,616	1.5%

Income before income tax provision	42,424	5.5%	55,238	5.9%	65,338	5.4%
Income tax provision	16,126	2.0%	21,412	2.3%	25,956	2.2%

Net income	$26,298	3.5%	$33,826	3.6%	$39,382	3.2%

Fiscal Year Ended September 30, 2006 Compared with Fiscal Year Ended September 30, 2005

Revenue.  Revenue increased $266.2 million, or 28.1%, to $1.2 billion for the fiscal year ended September 30, 2006 from $947.3 million for the fiscal year ended September 30, 2005. Of this increase, $204.9 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $61.3 million was attributable to a 6.5% growth in comparable-store sales in fiscal 2006. The increase in comparable-store sales in fiscal 2006 resulted primarily from an increase of approximately $45.2 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $16.1 million.

Gross Profit.  Gross profit increased $72.3 million, or 30.8%, to $306.8 million for the fiscal year ended September 30, 2006 from $234.5 million for the fiscal year ended September 30, 2005. Gross profit as a percentage of revenue increased to 25.3% in fiscal 2006 from 24.8% in fiscal 2005. This increase was primarily attributable to an increase in service, finance, insurance, parts, and brokerage revenue, which generally yield higher gross margins than boat sales, and an increase in manufacturer programs in place for the year ended September 30, 2006. The increase in gross profit was partially offset by a decrease in gross margins on boat sales, coupled with an increase in yacht sales, which generally yield lower gross margins than boat sales.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $52.8 million, or 31.1%, to $222.8 million for the fiscal year ended September 30, 2006 from $170.0 million for the fiscal year ended September 30, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 50 basis points to 18.4% for the year ended September 30, 2006 from 17.9% for the year ended September 30, 2005. In fiscal 2006, the increase as a percentage of revenue was attributable to approximately $3.5 million of stock option compensation expense resulting from the adoption of SFAS 123R and approximately $1.2 million of hurricane related expenses to move and repair inventory (net of related insurance reimbursements) and uninsured losses to our locations. Additionally, our selling, general and administrative expenses as a percentage of revenue increased due to increased marketing and commission expenses associated with achieving our level of comparable-store sales growth, increased facilities, and other costs associated with new and acquired stores.

Interest Expense.  Interest expense increased $9.3 million, or 100.4%, to $18.6 million for the fiscal year ended September 30, 2006 from $9.3 million for the fiscal year ended September 30, 2005. Interest expense as a percentage of revenue increased to 1.5% for fiscal 2006 from 1.0% for fiscal 2005. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages, which accounted for an increase in interest expense of approximately $5.7 million and a less favorable interest rate environment, which accounted for an increase of approximately $3.6 million in interest expense.

Income Tax Provision.  Income taxes increased $4.5 million, or 21.2%, to $26.0 million for the fiscal year ended September 30, 2006 from $21.4 million for the fiscal year ended September 30, 2005 as a result of increased earnings. Our effective tax rate increased to 39.7% for the fiscal year ended September 30, 2006 from 38.8% for the fiscal year ended September 30, 2005 as a result of the adoption of SFAS 123R.

Fiscal Year Ended September 30, 2005 Compared with Fiscal Year Ended September 30, 2004

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $30.5 million, or 21.9%, to $170.0 million for the fiscal year ended September 30, 2005 from $139.5 million for the fiscal year ended September 30, 2004. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 35 basis points to 17.9% for the year ended September 30, 2005 from 18.3% for the year ended September 30, 2004. The decrease as a percentage of revenue was attributable to an approximate 60 basis point decrease in our comparable-stores selling, general, and administrative expenses. This decrease incurred by our comparable-store locations resulted from the leveraging of our operating expense structure, which resulted in decreases in personnel costs and fixed expenses as a percentage of revenue. These decreases were partially offset by an approximate $4.4 million increase in marketing expenses associated with achieving our level of comparable-store sales growth, the addition and expansion of various product lines, increases in inventory maintenance costs related to supporting our increase in comparable-store sales and the addition and expansion of various product lines, and an increase in our accrued litigation expense related to a single lawsuit award that we are currently appealing. Additionally, the reduction of the comparable-store expenses was partially offset by an increase in expenses associated with stores opened or acquired that were not eligible for inclusion in the comparable-store base. These opened or acquired stores generally operate at a higher expense structure than our other locations.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as was the case during fiscal 2005 and 2006 when Florida and other markets were affected by numerous hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005	2005	2006	2006	2006
	(Amounts in thousands except share and per share data)

Revenue	$184,188	$228,384	$306,141	$228,634	$181,184	$287,387	$421,348	$323,622
Cost of sales	140,064	173,368	235,475	163,936	136,836	218,812	321,089	230,044

Gross profit	44,124	55,016	70,666	64,698	44,348	68,575	100,259	93,578
Selling, general, and administrative expenses	37,140	40,921	45,903	46,011	40,472	50,088	65,229	67,017

Income from operations	6,984	14,095	24,763	18,687	3,876	18,487	35,030	26,561
Interest expense	2,384	2,704	2,267	1,936	2,761	4,294	5,900	5,661

Income before income tax provision	4,600	11,391	22,496	16,751	1,115	14,193	29,130	20,900
Income tax provision	1,771	4,385	8,661	6,595	451	5,605	11,607	8,293

Net income	$2,829	$7,006	$13,835	$10,156	$664	$8,588	$17,523	$12,607

Net income per share:

Diluted	$0.17	$0.39	$0.74	$0.54	$0.04	$0.46	$0.90	$0.66

Weighted average number of shares:

Diluted	16,959,020	17,834,520	18,633,251	18,703,958	18,525,849	18,751,417	19,426,294	19,009,231

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

For the fiscal years ended September 30, 2004 and 2005, cash used in operating activities was approximately $30.0 million and $13.8 million, respectively. For the fiscal year ended September 30, 2006, cash provided by operating activities approximated $9.3 million. For the fiscal year ended September 30, 2004, cash used in operating activities was due primarily to an increase in inventories due to the addition of new product lines, the continued expansion of existing product lines, and to ensure appropriate inventory levels, partially offset by net income, an increase in accounts payable due to the timing of certain payments to our manufacturers, and an increase in customer deposits. For the fiscal year ended September 30, 2005, cash used in operating activities was due primarily to a decrease in accounts payable due to the timing of certain payments to our manufacturers and an increase in inventories due to the continued expansion of existing product lines and to ensure appropriate inventory levels, partially offset by net income and an increase in customer deposits. For the fiscal year ended September 30, 2006, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock based compensation charges, and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable due to increased revenues, an increase in inventories to ensure appropriate inventory levels, and a decrease in customer deposits.

For the fiscal years ended September 30, 2004, 2005, and 2006, cash used in investing activities was approximately $20.2 million, $17.9 million, and $95.4 million, respectively. For the fiscal years ended September 30, 2004 and 2006, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2005 cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.

For the fiscal years ended September 30, 2004, 2005, and 2006, cash provided by financing activities was approximately $54.7 million, $43.9 million, and $83.9 million, respectively. For the fiscal year ended September 30, 2004, cash provided by financing activities was primarily attributable to proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by net repayments on short-term borrowings as a result of using the proceeds from the issuance of common shares through the February 2005 public offering and repayments of long-term debt. For the fiscal year ended September 30, 2006, cash provided by financing activities was primarily attributable to proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by purchases of treasury stock and repayments of long-term debt.

As of September 30, 2006, our indebtedness totaled approximately $358.7 million, of which approximately $37.2 million was associated with our real estate holdings and $321.5 million was associated with financing our inventory and working capital needs.

During June 2006, we entered into a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The credit facility matures in

May 2011, with two one-year renewal options remaining. As of September 30, 2006, we were in compliance with all of the credit facility covenants.

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

During the fiscal years ended September 30, 2004, 2005, and 2006, we completed the acquisition of five marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $62.8 million in cash, including acquisition costs and 665,024 shares of common stock valued at $33.71 per share.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2006:

	Line of	Long-Term	Operating
Year Ending September 30,	Credit	Debt	Leases	Total
	(Amounts in thousands)

2007	$321,500	$4,532	$10,362	$336,394
2008	—	4,626	8,300	12,926
2009	—	4,720	4,603	9,323
2010	—	4,826	3,532	8,358
2011	—	4,185	2,426	6,611
Thereafter	—	14,297	542	14,839

Total	$321,500	$37,186	$29,765	$388,451

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2006, approximately 98.0% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At September 30, 2006, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $3.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

Products purchased from the Italy-based Ferretti Group and Azimut are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. As a result, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group and Azimut products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group and Azimut product lines. We also could incur losses from hedging transactions designed to reduce our risk to fluctuations in exchange rates. We cannot predict the effects of exchange rate fluctuations or currency rate hedges on our operating results. Therefore, in certain cases, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from Ferretti Group. As of September 30, 2006, these outstanding contracts have a combined notional amount of approximately $10.4 million and mature at various times through December 2006. As of September 30, 2006 these outstanding contracts had unrealized gains of approximately $571,000, which were recorded in other current assets on the condensed consolidated balance sheet with approximately $453,000, net of tax, recorded in accumulated other comprehensive income. The forecasted purchases will settle in Euro dollars. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Evaluation of Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of Port Arrowhead. During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended September 30, 2006 does not include the internal controls over financial reporting of the acquired operations of Port Arrowhead or Surfside. Port Arrowhead and Surfside are included in our consolidated financial statements from the date of acquisition. Port Arrowhead and Surfside represented approximately $201.8 million and $16.7 million of total assets and net assets, respectively, as of September 30, 2006 and approximately $192.3 million and $900,000 of revenues and net income, respectively, for the year then ended. From the acquisition date to September 30, 2006, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting for our other consolidated subsidiaries.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MarineMax, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that MarineMax, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Port Arrowhead Group or Surfside-3 Marina, Inc., which are included in the 2006 consolidated financial statements of MarineMax, Inc. and constituted approximately $201.8 million and $16.7 million of total assets and net assets, respectively, as of September 30, 2006 and approximately $192.3 million and $900,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of MarineMax, Inc. also did not include an evaluation of the internal control over financial reporting of the Port Arrowhead Group and Surfside-3 Marina, Inc.

In our opinion, management’s assessment that MarineMax, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria.

Also, in our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of MarineMax, Inc. and our report dated December 14, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 14, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(3)
3.2		Amended and Restated Bylaws of the Registrant(3)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(3)
4.1		Specimen of Common Stock Certificate(3)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement between Registrant, Port Arrowhead Marina, Inc., Lake Port Marina, Inc., Port Arrowhead, Inc., and Lakewood Resort Corporation(9)
10	.1(l)	Asset Purchase Agreement between Registrant and Surfside-3 Marina, Inc.(11)
10	.3(h)	Employment Agreement dated June 7, 2006 between Registrant and William H. McGill, Jr.(12)
10	.3(i)	Employment Agreement dated June 7, 2006 between Registrant and Michael H. McLamb(12)
10	.3(j)	Employment Agreement dated June 7, 2006 between Registrant and Edward A. Russell(12)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(4)
10.5		1998 Employee Stock Purchase Plan(1)
10.11		Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc.(6)
10.12		Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc.(6)
10.17		Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(4)
10	.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders (5)
10.18		Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(5)
10.19		Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc.(7)
10.20		Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders as Lenders(8)
10	.20(a)	Amendment No. 2 to Amended and Restated Credit and Security Agreement dated February 10, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(10)
10	.20(b)	Amendment No. 3 to Amended and Restated Credit and Security Agreement dated March 10, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(11)

Exhibit
Number		Exhibit

10	.20(c)	Amendment No. 4 to Amended and Restated Credit and Security Agreement dated March 31, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(11)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust Company, as Lenders(13)
21		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(6)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2004, as filed on February 9, 2005.

(8)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 18, 2005.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed on February 9, 2006.

(10)	Incorporated by reference to Registrant’s Form 8-K Report dated February 10, 2006, as filed on February 16, 2006.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, as filed on May 10, 2006.

(12)	Incorporated by reference to Registrant’s Form 8-K Report as filed on June 13, 2006.

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(c)	Financial Statement Schedules

(1) See Item 15(a) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinemax, Inc.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 14, 2006

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 14, 2006

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 14, 2006

/s/ ROBERT D. BASHAM Robert D. Basham	Director	December 14, 2006

/s/ HILLIARD M. EURE III Hilliard M. Eure III	Director	December 14, 2006

/s/ JOHN B. FURMAN John B. Furman	Director	December 14, 2006

/s/ ROBERT S. KANT Robert S. Kant	Director	December 14, 2006

/s/ JOSEPH A. WATTERS Joseph A. Watters	Director	December 14, 2006

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 14, 2006

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MarineMax, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, as of October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 14, 2006

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2005	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,271	$25,113
Accounts receivable, net	26,235	57,589
Inventories, net	317,705	462,847
Prepaid expenses and other current assets	6,934	8,445
Deferred tax assets	4,956	4,486

Total current assets	383,101	558,480
Property and equipment, net	99,994	122,215
Goodwill and other intangible assets, net	56,184	116,195
Other long-term assets	211	4,673

Total assets	$539,490	$801,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,146	$37,398
Customer deposits	25,793	17,170
Accrued expenses	21,096	26,783
Short-term borrowings	150,000	321,500
Current maturities of long-term debt	4,635	4,532

Total current liabilities	219,670	407,383
Deferred tax liabilities	10,771	11,639
Long-term debt, net of current maturities	25,450	32,654

Total liabilities	255,891	451,676
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2005 and 2006	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 17,678,087 and 18,529,524 shares issued and outstanding at September 30, 2005 and 2006, respectively	18	19
Additional paid-in capital	125,672	156,618
Retained earnings	160,924	200,306
Deferred stock compensation	(2,397)	—
Accumulated other comprehensive income	—	507
Treasury stock, at cost, 30,000 and 336,300 shares held at September 30, 2005 and 2006, respectively	(618)	(7,563)

Total stockholders’ equity	283,599	349,887

Total liabilities and stockholders’ equity	$539,490	$801,563

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2004	2005	2006

Revenue	$762,009	$947,347	$1,213,541
Cost of sales	573,616	712,843	906,781

Gross profit	188,393	234,504	306,760
Selling, general, and administrative expenses	139,470	169,975	222,806

Income from operations	48,923	64,529	83,954
Interest expense	6,499	9,291	18,616

Income before income tax provision	42,424	55,238	65,338
Income tax provision	16,126	21,412	25,956

Net income	$26,298	$33,826	$39,382

Basic net income per common share	$1.69	$2.01	$2.18

Diluted net income per common share	$1.58	$1.88	$2.08

Weighted average number of common shares used in computing net income per common share:
Basic	15,585,314	16,815,445	18,028,562

Diluted	16,666,107	18,032,533	18,928,735

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended September 30,
	2004	2005	2006

Net income	$26,298	$33,826	$39,382
Other comprehensive income:
Change in fair market value of interest rate swap, net of tax of $34	—	—	54
Change in fair market value of foreign currency hedges, net of tax of $284	—	—	453

Comprehensive income	$26,298	$33,826	$39,889

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

BALANCE, September 30, 2003	15,401,686	$15	$65,235	$100,806	$—	$—	$—	$166,056

Net income	—	—	—	26,298	—	—	—	26,298
Purchase of treasury stock	(32,000)	—	—	—	—	—	(678)	(678)
Issuance of treasury stock	2,000	—	—	(6)	—	—	60	54
Shares issued under employee stock purchase plan	64,429	—	636	—	—	—	—	636
Shares issued upon exercise of stock options	271,338	1	2,964	—	—	—	—	2,965
Stock-based compensation	3,559	—	80	—	—	—	—	80
Tax benefits of options exercised	—	—	1,410	—	—	—	—	1,410

BALANCE, September 30, 2004	15,711,012	16	70,325	127,098	—	—	(618)	196,821

Net income	—	—	—	33,826	—	—	—	33,826
Shares issued under employee stock purchase plan	51,727	—	1,018	—	—	—	—	1,018
Shares issued upon exercise of stock options	379,567	—	4,268	—	—	—	—	4,268
Shares issued through public offering	1,429,000	2	44,201	—	—	—	—	44,203
Stock-based compensation	106,781	—	3,132	—	(3,027)	—	—	105
Amortization of deferred stock compensation	—	—	—	—	630	—	—	630
Tax benefits of options exercised	—	—	2,728	—	—	—	—	2,728

BALANCE, September 30, 2005	17,678,087	18	125,672	160,924	(2,397)	—	(618)	283,599

Net income	—	—	—	39,382	—	—	—	39,382
Purchase of treasury stock	(306,300)	—	—	—	—	—	(6,945)	(6,945)
Reclassification resulting from adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	59,197	—	1,283	—	—	—	—	1,283
Shares issued upon exercise of stock options	253,353	—	2,581	—	—	—	—	2,581
Stock-based compensation	180,163	—	5,567	—	—	—	—	5,567
Shares issued upon business acquisition	665,024	1	22,417	—	—	—	—	22,418
Tax benefits of options exercised	—	—	1,495	—	—	—	—	1,495
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	507	—	507

BALANCE, September 30, 2006	18,529,524	$19	$156,618	$200,306	$—	$507	$(7,563)	$349,887

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended September 30,
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,298	$33,826	$39,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,273	6,118	8,607
Deferred income tax provision	180	363	1,338
Loss (gain) on sale of property and equipment	1	(136)	(42)
Stock-based compensation expense	80	735	5,567
Tax benefits of options exercised	1,410	2,728	1,495
Excess tax benefits from stock-based compensation	—	—	(1,127)
(Increase) decrease in —
Accounts receivable, net	(3,220)	(1,258)	(21,385)
Inventories, net	(110,369)	(31,143)	(25,334)
Prepaid expenses and other assets	(1,640)	(659)	(1,411)
Increase (decrease) in —
Accounts payable	43,439	(37,720)	20,196
Customer deposits	5,989	9,876	(21,988)
Accrued expenses	2,608	3,471	4,104

Net cash (used in) provided by operating activities	(29,951)	(13,799)	9,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,174)	(17,795)	(10,164)
Net cash invested in joint venture	—	—	(4,007)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(10,232)	(650)	(81,369)
Proceeds from sale of property and equipment	235	571	105

Net cash used in investing activities	(20,171)	(17,874)	(95,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,200	3,271	12,240
Repayments of long-term debt	(2,426)	(3,463)	(5,140)
Net borrowings (repayments) on short-term borrowings	50,939	(5,429)	78,729
Purchases of treasury stock	(678)	—	(6,945)
Net proceeds from issuance of common stock through public offering	—	44,203	—
Excess tax benefits from stock-based compensation	—	—	1,127
Net proceeds from issuance of common stock under option and employee purchase plans	3,655	5,286	3,864

Net cash provided by financing activities	54,690	43,868	83,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	4,568	12,195	(2,158)
CASH AND CASH EQUIVALENTS, beginning of period	10,508	15,076	27,271

CASH AND CASH EQUIVALENTS, end of period	$15,076	$27,271	$25,113

Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt assumed for property and equipment purchases	$3,120	$4,040	$—
Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with business acquisition	$—	$—	$22,418

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We were incorporated in Delaware in January 1998 and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2006, we operated through 87 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 60%, 60%, and 59% of our revenue in fiscal 2004, 2005, and 2006, respectively. We believe we represented approximately 10%, 10%, and 13% of all Brunswick marine product sales during fiscal 2004, 2005, and 2006, respectively.

We have dealership agreements with Sea Ray, Boston Whaler, Meridian, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Ferretti Group, Bertram and Azimut. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

Each of our operating dealership subsidiaries that carry the Sea Ray product line is party to a multi-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet. Our subsidiary, MarineMax International, LLC, is a party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas.

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s product lines Azimut and Atlantis. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS:

We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following describes the acquisitions we completed during the fiscal years ended September 30, 2004 and 2006. No significant acquisitions were completed during the fiscal year ended September 30, 2005.

During October 2003, we acquired substantially all of the assets and assumed certain liabilities of Emarine International, Inc. and Steven Myers, Inc. (Emarine), a privately held boat dealership located in Fort Lauderdale, Florida, for approximately $305,000 in cash. The acquisition resulted in the recognition of approximately $300,000 in tax deductible goodwill, including acquisition costs. The acquisition provided us with an established retail location to sell the newly offered Ferretti Group products in the southeast Florida boating community. The asset purchase agreement contained an earn out provision based on the future profits of the location, assuming certain conditions and provisions were met. In August 2004, the earn out provisions were modified withdrawing the requirements for any future earn out payments. Emarine has been included in our consolidated financial statements since the date of acquisition.

During June 2004, we acquired substantially all of the assets, including real estate, and assumed certain liabilities of Imperial Marine (Imperial), a privately held boat dealership with locations in Baltimore and the northern Chesapeake area of Maryland, for approximately $9.3 million in cash, including acquisition costs. Imperial operates a highway location and a marina on the Gunpowder River. The acquisition expanded our ability to serve consumers in the Mid-Atlantic United States boating community. Additionally, the acquisition allowed us to capitalize on Imperial’s market position and leverage our inventory management and inventory financing resources over the acquired locations. The acquisition resulted in the recognition of approximately $1.1 million in tax deductible goodwill, including acquisition costs, and approximately $580,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Imperial has been included in our consolidated financial statements since the date of acquisition.

During June 2004, we purchased inventory, certain equipment and assumed certain liabilities from the previous Jacksonville, Florida-based Sea Ray dealer (Jacksonville) for the sport boat and sport cruiser product lines for approximately $900,000 in cash, including acquisition costs. The purchase enhanced our ability to serve customers in the northeast Florida boating community by adding the sport boat and sport cruiser product lines to our existing Sea Ray product offerings. The acquisition resulted in the recognition of approximately $240,000 in tax deductible goodwill, including acquisition costs, and approximately $450,000 in tax deductible indefinite-lived intangible assets (dealer agreements). Jacksonville has been included in our consolidated financial statements since the date of acquisition.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments including acquisition costs. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $6.1 million in tax deductible goodwill and approximately

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets; accordingly, certain purchase price allocations are subject to change. Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.

Pro forma results of operations have not been presented with respect to any of the above acquisitions, as the effects of those acquisitions were not significant on either an individual or an aggregate basis in the related acquisition year.

During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five day-period beginning two days prior to and ending two days subsequent to the acquisition date. Based on the provisions of the asset purchase agreement, 100,000 shares of common stock are currently held in escrow, subject to the satisfaction of working capital adjustments and other provisions in the acquisition documents. We and Surfside are in current discussions to resolve such matters. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of approximately $37.0 million in tax deductible goodwill and approximately $14.7 million in tax deductible indefinite-lived intangible assets (dealer agreements). We are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets and determining the ultimate resolution of certain matters related to purchase price adjustments with the owners of Surfside; accordingly, certain purchase price allocations are subject to change. Surfside has been included in our consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisitions of Port Arrowhead and Surfside during 2006 (amounts in thousands):

Receivables	$9,969
Inventories	119,808
Other current assets	392
Property and equipment	20,383
Goodwill	43,074
Other identifiable intangible assets	16,815

Total assets acquired	$210,441

Short term borrowings	$(92,770)
Other current liabilities	(14,004)

Total current liabilities assumed	(106,774)

Net assets acquired	$103,667

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents the combined results of operations of our company with the operations of Surfside as if the acquisition had occurred as of the beginning of fiscal 2005 and 2006 (amounts in thousands, except per share data):

	For the Fiscal Year Ended
	September 30,
	2005	2006
	(Unaudited)	(Unaudited)

Revenue	$1,095,410	$1,264,854
Net income	$36,455	$37,678
Net income per common share
Basic	$2.09	$2.05
Dilutive	$1.95	$1.96

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information includes an adjustment to record income taxes as if Surfside were taxed as a C corporation, interest for cash paid to acquire the business and depreciation and amortization as if we acquired them from the beginning of the periods presented until its acquisition date. The unaudited pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods. Similarly, the unaudited pro forma financial information from the beginning of the periods presented until Surfside’s acquisition date does not include adjustments for additional expenses, such as rent, insurance and other expenses that would have been incurred subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Surfside as of the beginning of the periods presented.

3.	SIGNIFICANT ACCOUNTING POLICIES:

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

We made interest payments of approximately $6.5 million, $9.0 million, and $17.2 million for the fiscal years ended September 30, 2004, 2005, and 2006, respectively, including interest on debt to finance our real estate holdings and new boat inventory. We made income tax payments of approximately $16.2 million, $15.3 million, and $8.9 million for the fiscal years ended September 30, 2004, 2005, and 2006, respectively.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to EITF 02-16, amounts received by us under our co-op assistance programs from our manufacturers, are netted against related advertising expenses.

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Based on the agings of the inventories and our consideration of current market

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trends, we maintain a lower of cost or market valuation allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2005 or 2006.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation, and depreciate over their estimated useful lives using the straight-line method. We capitalize and amortize leasehold improvements over the lesser of the life of the lease or the estimated useful life of the asset. Useful lives for purposes of computing depreciation are as follows:

Years

Buildings and improvements	5-40
Machinery and equipment	3-10
Furniture and fixtures	5-10
Vehicles	3-5

We remove the cost of property and equipment sold or retired and the related accumulated depreciation from the accounts at the time of disposition, and include any resulting gain or loss in the consolidated statements of operations. We charge maintenance, repairs, and minor replacements to operations as incurred; we capitalize and amortize major replacements and improvements over their useful lives.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2006, based on financial information as of the third quarter of fiscal 2006, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

There was no goodwill amortization expense for the fiscal years ended September 30, 2004, 2005, and 2006. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2005 and 2006.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance

We retain varying levels of risk relating to the insurance policies we maintain, most significantly workers’ compensation insurance and employee medical benefits. We are responsible for the claims and losses incurred under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits. Any losses above the pre-determined exposure limits are paid by our third-party insurance carriers. We estimate our liability for incurred but not reported losses using our historical loss experience, our judgment, and industry information.

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

We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

Our forward contracts and interest rate swap are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized in other income/expense in current earnings during the period of change.

For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income/expense in current earnings during the period of change. When a cash flow hedge is terminated, if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings.

Additional information with regard to accounting policies associated with derivative instruments is contained in Note 9, “Derivative Instruments and Hedging Activity.”

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when we recognize the related boat sale. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2005 or 2006, is based on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2005 or 2006, is based upon our experience with repayments or defaults on the service contracts.

Stock-Based Compensation

Prior to October 1, 2005 we accounted for our share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, because the grant price was equal to or greater than the fair value no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan (ESPP). The pro forma effects on net income and earnings per share for stock options and ESPP awards were disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for non-vested common stock awards (restricted stock awards) and Board of Director fees.

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of our adoption of SFAS 123R, we recorded compensation expense for stock options of approximately $3.5 million before tax, or $0.15 per diluted share after-tax in the fiscal year ended September 30, 2006.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Fiscal Year Ended September 30,
	2004	2005	2006

Net income as reported	$26,298	$33,826	$39,382
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects of $31, $283, and $1,464 for the fiscal year ended September 30, 2004, 2005, and 2006, respectively	49	452	4,103
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $339, $663, and $1,464 for the fiscal year ended September 30, 2004, 2005, and 2006, respectively	(2,218)	(2,953)	(4,103)

Pro forma net income	$24,129	$31,325	$39,382

Basic earnings per share:
As reported	$1.69	$2.01	$2.18
Pro forma	$1.55	$1.86	$2.18
Diluted earnings per share:
As reported	$1.58	$1.88	$2.08
Pro forma	$1.48	$1.77	$2.08

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to EITF 02-16, amounts received by us under our co-op assistance programs from our manufacturers, are netted against the related advertising expenses. Total advertising and promotional expenses approximated $10.0 million, $14.5 million and $16.5 million, net of related co-op assistance of approximately $1.8 million, $1.6 million and $1.3 million, for the fiscal years ended September 30, 2004, 2005, and 2006, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We operate in multiple states with varying tax laws and are subject to both federal and state audits of our tax filings. We make estimates to determine that our tax reserves are adequate to cover audit adjustments, if any. Actual audit results could vary from the estimates recorded by us. As the number of years that are open for tax audits vary depending on tax jurisdiction, a number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or timing of resolution of a particular tax matter, we believe that our consolidated financial statements reflect the appropriate outcome of known tax contingencies.

New Accounting Pronouncements

During March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(FIN 47), which clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an effect on our consolidated financial statements.

During May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” (SFAS 3). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is effective for the first quarter of our fiscal year 2007 and we are currently assessing the implications of this standard and the impact it will have on our consolidated financial statements.

During June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. We will adopt EITF 06-3 in the first quarter of fiscal year 2007 and do not expect the implementation of this standard to have a material impact on our consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in our consolidated statements of operations.

During June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is effective for the first quarter of our 2008 fiscal year, and we are currently assessing the implications of this standard and the impact it will have on our consolidated financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the implications of this standard and the impact it will have on our consolidated financial statements.

During September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misstatements. SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. We are currently assessing the implications of this standard and the impact it will have on our consolidated financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.

4.	ACCOUNTS RECEIVABLE:

Trade receivables consist primarily of receivables from financial institutions, which provide funding for customer boat financing, and amounts due from financial institutions earned from arranging financing with our customers. We normally collect these receivables within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats, parts, service, and storage. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers’ warranties. At September 30, 2006, other receivables consists primarily of amounts we believe are due related to certain unresolved matters associated to the terms and conditions of the asset purchase agreement with Surfside (see footnote 2. Acquisitions). We do not believe the ultimate resolution of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The allowance for uncollectible receivables, which was not material to the consolidated financial statements taken as a whole as of September 30, 2005 or 2006, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

The accounts receivable balances consisted of the following at September 30,

	2005	2006
	(Amounts in thousands)

Trade receivables	$14,570	$22,125
Amounts due from manufacturers	10,374	26,087
Other receivables	1,291	9,377

	$26,235	$57,589

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2005	2006
	(Amounts in thousands)

New boats, motors and trailers	$265,954	$382,077
Used boats, motors and trailers	43,193	69,729
Parts, accessories and other	8,558	11,041

	$317,705	$462,847

6.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2005	2006
	(Amounts in thousands)

Land	$33,223	$43,142
Buildings and improvements	58,082	71,991
Machinery and equipment	27,524	32,311
Furniture and fixtures	6,311	7,099
Vehicles	5,513	6,205

	130,653	160,748
Less — Accumulated depreciation	(30,659)	(38,533)

	$99,994	$122,215

Depreciation expense totaled approximately $5.3 million, $5.9 million, and $8.3 million for the fiscal years ended September 30, 2004, 2005, and 2006, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, were as follows:

		Identifiable
		Intangible
	Goodwill	Assets	Total
	(Amounts in thousands)

Balance, September 30, 2004	$50,322	$5,540	$55,862
Changes during the period	199	123	322

Balance, September 30, 2005	50,521	5,663	56,184
Changes during the period	43,546	16,464	60,011

Balance, September 30, 2006	$94,068	$22,127	$116,195

8.	OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business, and Brunswick operates and maintains the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We account for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method of Accounting for Investments in Common Stock”. Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

We have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the time the contracts are entered into until actual delivery of the inventory and corresponding payments are made. At September 30, 2006, there were outstanding contracts, which had a combined notional amount of approximately $10.4 million and mature at various times through December 2006. These contracts are designated as cash flow hedges since they are expected to be highly effective in offsetting changes in the cash flows attributable to forecasted purchases of yachts and boats from certain of our foreign suppliers in Euro dollars. Because the critical terms of the forward contracts and the forecasted transactions coincide (i.e., the currency, notional amount, and timing), changes in cash flows attributable to the risks being hedged are expected to be completely offset by the forward contract. However, if we become aware of a forecasted purchase that will not occur as planned and there are no extenuating circumstances, we will write-off the related amount in other comprehensive income in current earnings. Outstanding contracts at September 30, 2006 had unrealized gains of approximately $571,000, which were recorded in other current assets on the consolidated balance sheet and qualify as highly effective for reporting purposes. Effectiveness of yacht and boat forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the year ended September 30, 2006, the ineffective portion of the hedging instruments was not significant. For closed contracts related to inventory on hand at September 30, 2006, we recorded approximately $92,000 of unrealized gains as a contra inventory on the consolidated balance sheet. These unrealized gains will be recognized as a reduction to the cost of sales when the related boat is sold. At September 30, 2006, the net unrealized gains related to open and closed contracts recorded in accumulated other comprehensive income were approximately $453,000, net of tax. All of the existing gains are expected to be reclassified into earnings within the next 12 months as the related boats are sold. We had no significant foreign currency cash flow hedges outstanding at September 30, 2005.

We have entered into an interest rate swap agreement with a notional amount of $4.0 million, that matures in June 2015, and is designated as a cash flow hedge to convert a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At September 30, 2006, the swap agreement had a fair value of approximately $88,000, which was recorded in other long-term assets on the consolidated balance sheet. We had no significant interest rate swap agreements outstanding at September 30, 2005.

10.	SHORT-TERM BORROWINGS:

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit facility matures in May 2011, with two one-year renewal options remaining. At September 30, 2006, we were in compliance with all of the credit facility covenants.

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

Short-term borrowings as of September 30, 2005 and 2006 were $150.0 million and $321.5 million, respectively. The additional available borrowings under the credit facility at September 30, 2005 and 2006 were $180.0 million and $130.0 million, respectively. At September 30, 2005 and 2006, the interest rate on the outstanding short-term borrowings was 5.2% and 6.8%, respectively.

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

11.	LONG-TERM DEBT:

Long-term debt consisted of the following at September 30,

	2005	2006
	(Amounts in thousands)

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $16,924 to $37,500, bearing interest at rates ranging from 6.82% to 7.18%, maturing September 2012 through July 2014, collateralized by machinery and equipment	12,593	9,669
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $22,605 to $102,000, bearing interest at rates ranging from 5.67% to 7.75%, maturing September 2010 through June 2016, collateralized by machinery and equipment	17,492	27,517

	30,085	37,186
Less — Current maturities	(4,635)	(4,532)

	$25,450	$32,654

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of long-term debt were as follows at September 30, 2006:

(Amounts in thousands)

2007	$4,532
2008	4,625
2009	4,720
2010	4,826
2011	4,185
Thereafter	14,298

Total	$37,186

12.	INCOME TAXES:

The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2004	2005	2006
	(Amounts in thousands)

Current provision:
Federal	$14,310	$18,871	$22,091
State	1,636	2,178	2,845

Total current provision	15,946	21,049	24,936

Deferred provision:
Federal	164	330	927
State	16	33	93

Total deferred provision	180	363	1,020

Total income tax provision	$16,126	$21,412	$25,956

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2004	2005	2006

Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	2.8%	3.6%	3.6%
Other	0.2%	0.2%	1.1%

Effective tax rate	38.0%	38.8%	39.7%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2005	2006
	(Amounts in thousands)

Current deferred tax assets (liabilities):
Inventories	$2,759	$2,312
Accrued expenses	2,197	2,458
Foreign currency hedges	—	(284)

Net current deferred tax assets	$4,956	$4,486

Long-term deferred tax (liabilities) assets:
Depreciation and amortization	$(11,121)	$(13,355)
Stock based compensation	243	1,650
Other	107	66

Net long-term deferred tax liabilities	$(10,771)	$(11,639)

At September 30, 2005 and 2006, we estimated that it is more likely than not that we will recognize the benefit of our deferred tax assets and, accordingly, no valuation allowance has been recorded.

13.	STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At September 30, 2006, we have purchased an aggregate of 306,300 shares of common stock under the plan for an aggregate purchase price of approximately $6.9 million.

14.	STOCK-BASED COMPENSATION:

Upon adoption of SFAS 123R, we continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based payment arrangements for the fiscal year ended September 30, 2004, 2005, and 2006 was approximately $3.7 million, $5.3 million, and $3.9 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal year ended September 30, 2004, 2005, and 2006 was approximately $1.4 million, $2.7 million, and $1.5 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

15.	1998 INCENTIVE STOCK PLAN (THE INCENTIVE STOCK PLAN):

Our 1998 Incentive Stock Plan, provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The maximum number of shares of common stock that may be issued pursuant to the Incentive Stock Plan is the lesser of 4,000,000 shares or the sum of (1) 20% of the then-outstanding shares of our common stock plus (2) the number of shares exercised with respect to any awards granted under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and options may be granted at any time during the life of the Incentive Stock Plan.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes option activity from September 30, 2005 through September 30, 2006:

					Weighted
					Average
	Shares		Aggregate		Remaining
	Available	Options	Intrinsic	Weighted Average	Contractual
	for Grant	Outstanding	Value	Exercise Price	Life
			(In thousands)

Balance at September 30, 2005	929,488	2,258,131		$13.57	6.0
Options authorized
Options expired
Options granted	(483,545)	483,545		$29.15
Options cancelled	123,785	(123,785)		$17.95
Restricted stock awards	(175,000)
Options exercised		(253,353)		$10.19

Balance at September 30, 2006	394,728	2,364,538	$22,583	$16.80	5.9

Exercisable at September 30, 2006	—	868,076	$11,817	$12.08	3.5

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2004, 2005, and 2006 was $9.39, $12.35, and $12.53, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2004, 2005, and 2006 was approximately $3.9 million, $7.5 million, and $5.2 million, respectively.

As of September 30, 2006, there was approximately $6.6 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.9 years. The total fair value of options vested during the fiscal years ended September 30, 2004, 2005, and 2006 was approximately $1.1 million, $1.5 million, and $1.4 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2004	2005	2006

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%	4.6%
Volatility	41.9%	42.1%	44.5%
Expected life	5.4 years	5.4 years	4.6 years

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended September 30, 2004, all warrants issued in conjunction with the fiscal 1999 Boating World acquisition were exercised. The warrants enabled the holder to purchase 40,000 shares of our common stock at $15.00 per share.

16.	EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):

Our Employee Stock Purchase Plan, provides for up to 750,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October in the years 1998 through 2007, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2004	2005	2006

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	3.0%	4.8%
Volatility	50.3%	41.5%	37.1%
Expected life	six-months	six-months	six-months

As of September 30, 2006, we had issued 446,684 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan.

17.	RESTRICTED STOCK AWARDS:

During the first quarter of fiscal 2005 and 2006, we granted non-vested (restricted) stock awards to certain key employees pursuant to the 1998 Incentive Stock Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award.

We accounted for the restricted stock awards granted in fiscal 2005 using the measurement and recognition provisions of APB 25. Accordingly, we measured compensation cost at the grant date using the intrinsic value method and will recognize compensation cost in earnings over the requisite service period. We accounted for the restricted stock awards granted subsequent to September 30, 2005 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity from September 30, 2005 through September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2005	103,000	$29.39
Changes during the period
Shares granted	175,000	$27.47
Shares vested	—	$—
Shares forfeited	—	$—

Non-vested balance at September 30, 2006	278,000	$28.18

As of September 30, 2006, we had approximately $5.3 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. We expect to recognize that cost over a weighted-average period of 3.5 years. Pursuant to SFAS 123R, the approximate $2.4 million of deferred stock compensation recorded as a reduction to stockholders’ equity as of September 30, 2005 is no longer reported as a separate component of stockholders’ equity and is instead recorded in additional paid-in capital.

18.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30,

	2004	2005	2006

Weighted average common shares outstanding used in calculating basic net income per share	15,585,314	16,815,445	18,028,562
Effect of dilutive options	1,080,793	1,217,088	900,173

Weighted average common and common equivalent shares used in calculating diluted net income per share	16,666,107	18,032,533	18,928,735

Options to purchase 17,460, 53,000 and 699,500 shares of common stock were outstanding at September 30, 2004, 2005, and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Rental expense, including month-to-month rentals, were approximately $8.9 million, $9.4 million, and $10.9 million for the fiscal years ended September 30, 2004, 2005, and 2006, respectively. Rental expense to related parties under both cancelable and non-cancelable operating leases approximated $385,000 for each of the fiscal years ended September 30, 2004, 2005, and 2006.

The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2004, 2005, and 2006, represent rental payments for buildings to an entity partially owned by an officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases at September 30, 2006, were as follows:

(Amounts in thousands)

2007	$10,362
2008	8,300
2009	4,603
2010	3,532
2011	2,426
Thereafter	542

Total	$29,765

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with the other matters was not material at September 30, 2006. However, based on information available at September 30, 2006 surrounding the single lawsuit award, our litigation accrual approximated $2.0 million. While it is not feasible to determine the actual outcome of these actions as of September 30, 2006, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20.	EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the Plan) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.1 million , $1.3 million, and $1.7 million for the fiscal years ended September 30, 2004, 2005, and 2006, respectively.

21.	PREFERRED SHARE PURCHASE RIGHTS:

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(3)
3.2		Amended and Restated Bylaws of the Registrant(3)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(3)
4.1		Specimen of Common Stock Certificate(3)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement between Registrant, Port Arrowhead Marina, Inc., Lake Port Marina, Inc., Port Arrowhead, Inc., and Lakewood Resort Corporation(9)
10	.1(l)	Asset Purchase Agreement between Registrant and Surfside-3 Marina, Inc.(11)
10	.3(h)	Employment Agreement dated June 7, 2006 between Registrant and William H. McGill, Jr.(12)
10	.3(i)	Employment Agreement dated June 7, 2006 between Registrant and Michael H. McLamb(12)
10	.3(j)	Employment Agreement dated June 7, 2006 between Registrant and Edward A. Russell(12)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(4)
10.5		1998 Employee Stock Purchase Plan(1)
10.11		Dealer Agreement dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and MarineMax, Inc.(6)
10.12		Agreement Relating to Acquisitions dated December 7, 2005 between the Sea Ray Division of Brunswick Corporation and the Principal Operating Subsidiaries of MarineMax, Inc.(6)
10.17		Credit and Security Agreement dated as of December 18, 2001 among the Registrant and its subsidiaries, as Borrowers, and Banc of America Specialty Finance, Inc. and various other lenders, as Lenders(4)
10	.17(a)	Amendment No. 2 to Credit and Security Agreement dated January 30, 2004 among the Registrant and its subsidiaries as Borrowers, Keybank National Association, N.A., Bank of America, N.A., and various other lenders, as Lenders(5)
10.18		Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(5)
10.19		Dealer Agreement, effective September 30, 2003 among the Registrant, Ferretti Group USA, Inc., and Bertram Yacht, Inc.(7)
10.20		Amended and Restated Credit and Security Agreement executed on February 15, 2005 effective as of February 3, 2005 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association and Bank of America, N.A., and various other lenders, as Lenders(8)
10	.20(a)	Amendment No. 2 to Amended and Restated Credit and Security Agreement dated February 10, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(10)
10	.20(b)	Amendment No. 3 to Amended and Restated Credit and Security Agreement dated March 10, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(11)
10	.20(c)	Amendment No. 4 to Amended and Restated Credit and Security Agreement dated March 31, 2006 among the Registrant and its subsidiaries, as Borrowers, Keybank National Association, Bank of America, N.A., and various other lenders, as Lenders(11)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust Company, as Lenders(13)
21		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Exhibit

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

(6)	Incorporated by reference to Registrant’s Form 8-K Report as filed on December 9, 2005.

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2004, as filed on February 9, 2005.

(8)	Incorporated by reference to Registrant’s Form 8-K Report dated February 15, 2005, as filed on February 18, 2005.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2005, as filed on February 9, 2006.

(10)	Incorporated by reference to Registrant’s Form 8-K Report dated February 10, 2006, as filed on February 16, 2006.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, as filed on May 10, 2006.

(12)	Incorporated by reference to Registrant’s Form 8-K Report as filed on June 13, 2006.

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.