Form 10-Q
period 2006-12-31
MARINEMAX INC
filed 2007-01-31
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.
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
Yes ☐       No ☑
The number of outstanding shares of the registrant’s Common Stock on January 26, 2007 was 18,655,280.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2006
Revenue	$181,184	$234,738
Cost of sales	136,836	177,677

Gross profit	44,348	57,061

Selling, general, and administrative expenses	40,472	56,872

Income from operations	3,876	189

Interest expense	2,761	6,540

Income (loss) before income tax provision (benefit)	1,115	(6,351)

Income tax provision (benefit)	451	(2,565)

Net income (loss)	$664	$(3,786)

Basic and diluted net income (loss) per common share	$0.04	$(0.21)

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	17,611,841	18,287,781

Diluted	18,525,849	18,287,781

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,113	$13,130
Accounts receivable, net	57,589	48,834
Inventories, net	462,847	545,282
Prepaid expenses and other current assets	8,445	7,881
Deferred tax assets	4,486	4,626

Total current assets	558,480	619,753

Property and equipment, net	122,215	121,354
Goodwill and other intangible assets, net	116,195	116,366
Other long-term assets	4,673	4,437

Total assets	$801,563	$861,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,398	$15,588
Customer deposits	17,170	18,189
Accrued expenses	26,783	25,518
Short-term borrowings	321,500	405,500
Current maturities of long-term debt	4,532	4,555

Total current liabilities	407,383	469,350

Deferred tax liabilities	11,639	11,932
Long-term debt, net of current maturities	32,654	31,493

Total liabilities	451,676	512,775

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2006 and December 31, 2006	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,529,524 and 18,619,767 shares issued and outstanding at September 30, 2006 and December 31, 2006, respectively	19	19
Additional paid-in capital	156,618	160,030
Retained earnings	200,306	196,520
Accumulated other comprehensive income	507	129
Treasury stock, at cost, 336,300 shares held at September 30, 2006 and December 31, 2006, respectively	(7,563)	(7,563)

Total stockholders’ equity	349,887	349,135

Total liabilities and stockholders’ equity	$801,563	$861,910

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands )
(Unaudited)

	Three Months Ended
	December 31,
	2005	2006
Net income (loss)	$664	$(3,786)

Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax benefit of $237 for the three months ended December 31, 2006	—	(378)
Reclassification adjustment for losses included in net loss, net of tax benefit of $61 for the three months ended December 31, 2006	—	98

Comprehensive income (loss)	$664	$(4,066)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
BALANCE, September 30, 2006	18,529,524	$19	$156,618	$200,306	$507	$(7,563)	$349,887

Net loss	—	—	—	(3,786)	—	—	(3,786)
Shares issued under employee stock purchase plan	42,129	—	911	—	—	—	911
Shares issued upon exercise of stock options	46,957	—	483	—	—	—	483
Stock-based compensation	1,157	—	1,743	—	—	—	1,743
Tax benefits of options exercised	—	—	275	—	—	—	275
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(378)	—	(378)

BALANCE, December 31, 2006	18,619,767	$19	$160,030	$196,520	$129	$(7,563)	$349,135

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$664	$(3,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,697	2,349
Deferred income tax provision	74	154
Gain on sale of property and equipment	(75)	(10)
Stock-based compensation expense	1,114	1,743
Tax benefits of options exercised	—	275
Excess tax benefits from stock-based compensation	—	(178)
(Increase) decrease in —
Accounts receivable, net	(280)	8,755
Inventories, net	(70,367)	(82,435)
Prepaid expenses and other assets	376	411
(Decrease) increase in —
Accounts payable	(2,784)	(21,810)
Customer deposits	(3,795)	1,019
Accrued expenses	1,829	(1,265)

Net cash used in operating activities	(71,547)	(94,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,336)	(1,636)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(136)	(16)
Proceeds from sale of property and equipment	75	13

Net cash used in investing activities	(1,397)	(1,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	56,000	84,000
Repayments of long-term debt	(948)	(1,138)
Net proceeds from issuance of common stock under option and employee purchase plans	1,150	1,394
Excess tax benefits from stock-based compensation	109	178

Net cash provided by financing activities	56,311	84,434

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,633)	(11,983)
CASH AND CASH EQUIVALENTS, beginning of period	27,271	25,113

CASH AND CASH EQUIVALENTS, end of period	$10,638	$13,130

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,301	$5,882
Income taxes	$2,170	$15,734
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2006 we operated through 88 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo Yachts, and Hatteras Yachts, all of which are manufactured by Brunswick Corporation (Brunswick), the world’s largest manufacturer of marine products. Sales of new Brunswick boats accounted for approximately 59% of our revenue in fiscal 2006. We believe we represented approximately 13% of all Brunswick marine product sales, including approximately 40% of its Sea Ray boat sales, during our 2006 fiscal year.
     We have dealership agreements with Sea Ray, Boston Whaler, Meridian, Cabo Yachts, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Ferretti Group, Bertram, and Azimut. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
     Each of our operating dealership subsidiaries that carry the Sea Ray product line is party to a multi-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a dealer agreement with Hatteras Yachts. The agreement gives us the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle) and the state of Texas, as well as the U.S. distribution rights for Hatteras products over 82 feet. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. Our subsidiary, MarineMax International, LLC, is a party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and certain portions of New England), Canada, and the Bahamas. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product lines Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings and accordingly do not compete with the business generated from our other prominent brands.
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
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business will become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

2. Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected in future periods.
     The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying unaudited condensed consolidated financial statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.
     The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.
3. New Accounting Pronouncements
     During May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” (SFAS 3). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of our 2007 fiscal year did not have an affect on our condensed consolidated financial statements.
     During June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. The adoption of EITF 06-3 during the first quarter of our 2007 fiscal year did not have an affect on our condensed consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in our condensed consolidated statements of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after

November 16, 2006. The adoption of SAB 108 during the first quarter of our 2007 fiscal year did not have an affect on our condensed consolidated financial statements.
4. Acquisitions
     During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, which expands our ability to serve consumers in the Northeast boating community. Based on the provisions of the asset purchase agreement, 100,000 shares of common stock are currently held in escrow, subject to the satisfaction of working capital adjustments and other provisions in the acquisition documents. We and Surfside are in current discussions to resolve such matters. We also are in the process of finalizing the purchase price allocation and determining the fair value of acquired intangible assets and determining the ultimate resolution of certain matters related to purchase price adjustments with the owners of Surfside; accordingly, certain purchase price allocations are subject to change.
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
     The carrying amounts of goodwill and identifiable intangible assets as of December 31, 2006 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2006	$94,068	$22,127	$116,195
Changes during the period	16	155	171

Balance, December 31, 2006	$94,084	$22,282	$116,366

     Goodwill and identifiable intangible asset changes during the period relate to preliminary purchase price allocations on recently completed acquisitions and are subject to change as we finalize the purchase price allocations and determine the value of acquired intangible assets.
6. Derivative Instruments and Hedging Activity
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, we record all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, we record the change in the fair value of the derivative in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, we recognize the change in fair value of the derivative and of the hedged item attributable to the hedged risk in earnings in the current period. All of our firm commitments and interest rate hedges are designated as cash flow hedges.
     We have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the time the contracts are entered into until actual delivery date of the inventory and corresponding payments are made. At December 31, 2006, there was an outstanding contract, with a notional amount of approximately $2.0 million that is expected to mature during January 2007. This contract is designated as a cash flow hedge since it is expected to be highly effective in offsetting the change in the cash flow attributable to the forecasted purchase of a yacht from our foreign supplier in Euro dollars. Because the critical terms of the forward contracts and the forecasted transactions coincide (i.e., the currency, notional amount, and timing), changes in cash flows attributable to the risks being hedged are expected to be completely offset by the forward contract. We account for the cost of entering into the hedging instruments, or difference between the spot rate and the forward rate at inception, as ineffective and amortize and recognize the related cost as an expense in earnings over the life of the related instrument. During the three months ended December 31, 2006, we recorded approximately $47,000 of costs related to entering into the hedging instruments as an expense in earnings. In addition, the outstanding contract at December 31, 2006 had an unrealized gain of approximately $173,000, which was recorded in other current assets on the condensed consolidated balance sheet and qualifies as highly effective for reporting purposes. Effectiveness of yacht and boat forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the three months ended December 31, 2006, the ineffective portion of the hedging instrument was not significant. For closed contracts related to inventory on hand at December 31, 2006, we recorded approximately $467,000 of unrealized gains as a contra inventory on the condensed consolidated balance sheet. These unrealized gains will be recognized as a reduction to the cost of sale when the related boat is sold. At December 31, 2006, the net unrealized gain related to the open contract recorded in accumulated other comprehensive income was approximately $123,000. All of the existing gains are expected to be reclassified into earnings in the next 12 months as the related boats are sold.
     We have entered into an interest rate swap agreement with a notional amount of $4.0 million, maturing in June 2015, which is designated as a cash flow hedge and which effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At December 31, 2006, the swap agreement had a fair value of approximately $86,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.
7. Short-Term Borrowings
     During June 2006, we entered into a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the credit facility are generally similar to the previous credit facility. The credit facility matures in May 2011, with two one-year renewal options remaining. As of December 31, 2006, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $94.5 million.

8. Stockholders’ Equity
     We issued a total of 90,243 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan (ESPP) during the three months ended December 31, 2006. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
9. Stock-Based Compensation
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R). Under this standard, we use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
     During the three months ended December 31, 2005 and 2006, we recognized stock-based compensation expense of approximately $1.1 million and $1.7 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2005 and 2006, were approximately $109,000 and $275,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the three months ended December 31, 2005 and 2006, was approximately $1.2 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
10. 1998 Incentive Stock Plan (the Incentive Stock Plan)
     The Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards, (collectively awards), to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The maximum number of shares of common stock that may be issued pursuant to the Incentive Stock Plan is the lesser of 4,000,000 shares or the sum of (1) 20% of the then-outstanding shares of our common stock plus (2) the number of shares exercised with respect to any awards granted under the Incentive Stock Plan. The Incentive Stock Plan terminates in April 2008, and awards may be granted at any time during the life of the Incentive Stock Plan. The date on which awards vest and the exercise prices of options are determined by the Board of Directors or the Plan Administrator. The Incentive Stock Plan also includes an Automatic Grant Program providing for the automatic grant of options (Automatic Options) to our non-employee directors.
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

     The following table summarizes option activity from September 30, 2006 through December 31, 2006:

					Weighted
			Aggregate	Weighted	Average
	Shares		Intrinsic	Average	Remaining
	Available for	Options	Value (in	Exercise	Contractual
	Grant	Outstanding	thousands)	Price	Life
Balance at September 30, 2006	394,728	2,364,538	$22,583	$16.80	5.9
Options authorized	—	—
Options expired	—	—
Options granted	(86,500)	86,500		$28.07
Options cancelled	104,769	(104,769)		$20.44
Restricted stock units	(217,100)	—
Options exercised	—	(46,957)		$10.29

Balance at December 31, 2006	195,897	2,299,312	$21,968	$17.22	5.8

Exercisable at December 31, 2006	—	1,041,468	$14,292	$12.47	3.7

     The weighted-average grant date fair value of options granted during the three months ended December 31, 2005 and 2006, was $11.56 and $11.48, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2006, was approximately $972,000 million and $756,000, respectively.
     As of December 31, 2006, there was approximately $5.4 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.8 years. The total fair value of options vested during the three months ended December 31, 2005 and 2006, was approximately $645,000 and $1.2 million respectively.
     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2007. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2005	2006
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	4.6%
Volatility	45.2%	41.7%
Expected life	4.3 years	4.8 years
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

     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2007. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2005	2006
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	5.1%
Volatility	37.3%	39.8%
Expected life	six-months	six-months
12. Restricted Stock Awards
     During the first quarter of fiscal 2006 and fiscal 2007, we granted non-vested (restricted) stock awards and restricted stock units, respectively, (collectively restricted stock awards), to certain key employees pursuant to the 1998 Incentive Stock Plan, which vest as to one-third on each of the third, fourth, and fifth anniversaries of the date of grant. The stock underlying the vested restricted stock units will be delivered upon vesting.
     The fair value of the restricted stock awards granted in fiscal 2006 and 2007 is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2006 through December 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance at September 30, 2006	278,000	$28.18
Changes during the period
Awards granted	217,100	$28.51
Awards vested	—	$—
Awards forfeited	—	$—

Non-vested balance at December 31, 2006	495,100	$28.33

     As of December 31, 2006, there was approximately $10.7 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years.

13. Earnings (Loss) Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings (loss) per share:

	Three Months Ended
	December 31,
	2005	2006
Weighted average common shares outstanding used in calculating basic earnings (loss) per share	17,611,841	18,287,781
Effect of dilutive options	914,008	—

Weighted average common and common equivalent shares used in calculating diluted earnings (loss) per share	18,525,849	18,287,781

     Options to purchase 896,784 shares of common stock were outstanding at December 31, 2006, but as a result of our net loss, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Options to purchase 244,179 and 669,100 shares of common stock were outstanding at December 31, 2005 and 2006, respectively, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
14. Contingencies
     We are party to various legal actions arising in the ordinary course of business. With the exception of a single lawsuit award that we are currently appealing, the ultimate liability, if any, associated with the other matters was not material at December 31, 2006. However, based on information available at December 31, 2006 surrounding the single lawsuit award, our litigation accrual approximated $2.0 million. While it is not feasible to determine the actual outcome of these actions as of December 31, 2006, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
General
     We are the largest recreational boat retailer in the United States with fiscal 2006 revenue exceeding $1.2 billion. Through 88 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. New and used boat, motor, and trailer inventories are stated at the lower of cost, determined on a specific-identification basis, or market. Parts and accessories are stated at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and consideration of current market trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.
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
     We have determined that our most significant acquired identifiable intangible assets are our dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2006, based on financial information as of the third quarter of fiscal 2006, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $94.1 million and $22.3 million, respectively, as of December 31, 2006. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially from our expectations, goodwill may become impaired, resulting in a material adverse effect on our operating margins.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R). Under this standard, we use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
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
     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 – “Significant Accounting Policies” of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Consolidated Results of Operations
     The following discussion compares the three months ended December 31, 2006 with the three months ended December 31, 2005 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005
     Revenue. Revenue increased $53.6 million, or 29.6%, to $234.7 million for the three months ended December 31, 2006 from $181.2 million for the three months ended December 31, 2005. Of this increase, $28.7 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $24.9 million was attributable to a 13.8% growth in comparable-store sales. The increase in comparable-store sales for the three months ended December 31, 2006 resulted primarily from an increase in boat and yacht sales of approximately $23.4 million and increased revenue from our finance, insurance, and parts products of approximately $1.5 million.
     Gross Profit. Gross profit increased $12.7 million, or 28.7%, to $57.1 million for the three months ended December 31, 2006 from $44.3 million for the three months ended December 31, 2005. Gross profit as a percentage of revenue decreased to 24.3% for the three months ended December 31, 2006 from 24.5% for the three months ended December 31, 2005. The decrease was primarily attributable to a reduction in the gross profit margin on boat sales, partially offset by an increase in the gross profit margin on yacht sales and incremental improvements in finance, insurance, brokerage, and parts, and service revenue, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $16.4 million, or 40.5%, to $56.9 million for the three months ended December 31, 2006 from $40.5 million for the three months ended December 31, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 190 basis points to 24.2% for the three months ended December 31, 2006 from 22.3% for the three months ended December 31, 2005. Selling, general, and administrative expenses as a percentage of revenue increased due to increases in marketing and personnel expenses required to achieve our level of revenue and increased operations compared to the prior year.
     Interest Expense. Interest expense increased $3.8 million, or 136.9%, to $6.5 million for the three months ended December 31, 2006 from $2.8 million for the three months ended December 31, 2005. Interest expense as a percentage of revenue increased to 2.8% for the three months ended December 31, 2006 from 1.5% for the three months ended December 31, 2005. The increase was primarily a result of increased borrowings associated with our revolving credit facility primarily due to the Port Arrowhead and Surfside acquisitions, and mortgages primarily due to newly acquired locations, which accounted for an increase in interest expense of approximately $3.3 million and a less favorable interest rate environment, which accounted for an increase of approximately $500,000 in interest expense.
     Income Tax (Benefit) Provision. Income tax expense decreased $3.0 million, to a benefit of $(2.6) million for the three months ended December 31, 2006 from an expense of $451,000 for the three months ended December 31, 2005 as a result of a loss before income tax benefit. Our effective income tax rate remained constant at 40.4%.
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

     For the three months ended December 31, 2005 and 2006, cash used in operating activities approximated $71.5 million and $94.6 million, respectively. For the three months ended December 31, 2005, cash used in operating activities was primarily attributable to an increase in inventories to continue the expansion of existing product lines and to ensure appropriate inventory levels, a decrease in accounts payable to our manufacturers, and a decrease in customer deposits. For the three months ended December 31, 2006, cash used in operating activities was primarily attributable to an increase in inventories to ensure appropriate inventory levels and a decrease in accounts payable to tax authorities, partially offset by a decrease in accounts receivable from our manufacturers.
     For the three months ended December 31, 2005 and 2006, cash used in investing activities approximated $1.4 million and $1.8 million, respectively, and was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the three months ended December 31, 2005 and 2006, cash provided by financing activities approximated $56.3 million and $84.4 million, respectively. For the three months ended December 31, 2005 and 2006, cash provided by financing activities was primarily attributable to net borrowings on our credit facility as a result of increased inventory levels and common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt.
     We currently maintain a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in May 2011, with two one-year renewal options remaining. As of December 31, 2006, we were in compliance with all of the credit facility covenants.
     As of December 31, 2006, our indebtedness totaled approximately $441.5 million, of which approximately $36.0 million was associated with our real estate holdings and approximately $405.5 million was associated with financing our inventory and working capital needs. At December 31, 2005 and 2006, the interest rate on the outstanding short-term borrowings was 5.8% and 6.8%, respectively. At December 31, 2006, our additional available borrowings under our credit facility were approximately $94.5 million.
     We issued a total of 90,243 shares of our common stock in conjunction with our Incentive Stock Plan and Employee Stock Purchase Plan during the three months ended December 31, 2006 in exchange for approximately $1.4 million in cash. Our Incentive Stock Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
Impact of Seasonality and Weather on Operations
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business will become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

     Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2006, approximately 98.4% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At December 31, 2006, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group and Azimut-Benetti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group and Azimut-Benetti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group and Azimut-Benetti Group product lines. The impact of these currency fluctuations could increase, particularly if our revenue from the Ferretti Group and Azimut-Benetti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. Therefore, in certain cases, we have entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Ferretti Group. At December 31, 2006, our outstanding contract had a notional amount of approximately $2.0 million and is expected to mature during January 2007. At December 31, 2006, this outstanding contract had a net unrealized gain of approximately $173,000, which was recorded in other current assets on the condensed consolidated balance sheet with approximately $123,000 recorded in accumulated other comprehensive income. The firm commitment will settle in Euro dollars. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

MARINEMAX, INC.

January 31, 2007	By:	/s/ Michael H. McLamb

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