Form 10-Q
period 2007-03-31
MARINEMAX INC
filed 2007-05-07
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification
Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
Yes     ☐                      No     ☑
The number of outstanding shares of the registrant’s Common Stock on April 27, 2007 was 18,699,677.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Revenue	$287,387	$326,067	$468,571	$560,805
Cost of sales	218,812	252,554	355,648	430,231

Gross profit	68,575	73,513	112,923	130,574

Selling, general, and administrative expenses	50,088	60,518	90,560	117,390

Income from operations	18,487	12,995	22,363	13,184

Interest expense	4,294	7,547	7,055	14,087

Income (loss) before income tax provision (benefit)	14,193	5,448	15,308	(903)

Income tax provision (benefit)	5,605	2,116	6,056	(449)

Net income (loss)	$8,588	$3,332	$9,252	$(454)

Basic net income (loss) per common share	$0.49	$0.18	$0.52	$(0.02)

Diluted net income (loss) per common share	$0.46	$0.17	$0.50	$(0.02)

Weighted average number of common and common equivalent shares used in computing net income (loss) per common share:

Basic	17,705,799	18,377,902	17,658,304	18,332,346

Diluted	18,751,417	19,042,015	18,638,117	18,332,346

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,113	$23,489
Accounts receivable, net	57,589	65,309
Inventories, net	462,847	547,959
Prepaid expenses and other current assets	8,445	6,371
Deferred tax assets	4,486	5,241

Total current assets	558,480	648,369

Property and equipment, net	122,215	119,906
Goodwill and other intangible assets, net	116,195	121,838
Other long-term assets	4,673	4,510

Total assets	$801,563	$894,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,398	$21,941
Customer deposits	17,170	26,486
Accrued expenses	24,415	27,106
Short-term borrowings	321,500	414,500
Current maturities of long-term debt	4,532	4,581

Total current liabilities	405,015	494,614

Deferred tax liabilities	11,639	12,167
Long-term debt, net of current maturities	32,654	30,287
Other long-term liabilities	2,368	2,526

Total liabilities	451,676	539,594

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2006 and March 31, 2007	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,529,524 and 18,673,113 shares issued and outstanding at September 30, 2006 and March 31, 2007, respectively	19	19
Additional paid-in capital	156,618	162,678
Retained earnings	200,306	199,852
Accumulated other comprehensive income	507	43
Treasury stock, at cost, 336,300 shares held at September 30, 2006 and March 31, 2007	(7,563)	(7,563)

Total stockholders’ equity	349,887	355,029

Total liabilities and stockholders’ equity	$801,563	$894,623

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net income (loss)	$8,588	$3,332	$9,252	$(454)

Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax of $202 and tax benefit of $54 for the three months ended March 31, 2006 and 2007, respectively, and net of tax of $150 and tax benefit of $291 for the six months ended March 31, 2006 and 2007, respectively	323	(86)	239	(464)
Reclassification adjustment for (gains) losses included in net income (loss), net of tax of $49 for the three months ended March 31, 2007, and net of tax benefit of $12 for the six months ended March 31, 2007	—	(78)	—	20

Comprehensive income (loss)	$8,911	$3,168	$9,491	$(898)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

BALANCE, September 30, 2006	18,529,524	$19	$156,618	$200,306	$507	$(7,563)	$349,887

Net loss	—	—	—	(454)	—	—	(454)
Shares issued under employee stock purchase plan	42,129	—	912	—	—	—	912
Shares issued upon exercise of stock options	99,226	—	1,051	—	—	—	1,051
Stock-based compensation	2,234	—	3,563	—	—	—	3,563
Tax benefits of options exercised	—	—	534	—	—	—	534
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(464)	—	(464)

BALANCE, March 31, 2007	18,673,113	$19	$162,678	$199,852	$43	$(7,563)	$355,029

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,252	$(454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,751	4,709
Deferred income tax provision (benefit)	541	(227)
Gain on sale of property and equipment	(82)	(4)
Stock-based compensation expense	2,479	3,563
Tax benefits of options exercised	592	534
Excess tax benefits from stock-based compensation	(471)	(392)
(Increase) decrease in —
Accounts receivable, net	(23,202)	(7,720)
Inventories, net	(77,035)	(85,112)
Prepaid expenses and other assets	1,417	1,751
Increase (decrease) in —
Accounts payable	10,420	(15,457)
Customer deposits	195	9,316
Accrued expenses and other liabilities	7,650	2,849

Net cash used in operating activities	(64,493)	(86,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business investment	(4,007)	—
Purchases of property and equipment	(4,276)	(2,539)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(81,285)	(5,497)
Proceeds from sale of property and equipment	82	19

Net cash used in investing activities	(89,486)	(8,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	142,001	93,000
Repayments of long-term debt	(2,818)	(2,318)
Net proceeds from issuance of common stock under option and employee purchase plans	1,992	1,963
Excess tax benefits from stock-based compensation	471	392

Net cash provided by financing activities	141,646	93,037

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,333)	(1,624)
CASH AND CASH EQUIVALENTS, beginning of period	27,271	25,113

CASH AND CASH EQUIVALENTS, end of period	$14,938	$23,489

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,114	$13,137
Income taxes	$2,640	$15,881

Supplemental schedule of non-cash investing activities:
Common stock issued in connection with business acquisitions	$22,292	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2007 we operated through 88 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     We have dealership agreements with Sea Ray, Boston Whaler, Meridian, Cabo Yachts, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Ferretti Group, Bertram, Grady White, and Azimut. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
     Each of our operating dealership subsidiaries that carry the Sea Ray product line is party to a multi-year dealer agreement with Brunswick covering Sea Ray products and is the exclusive dealer of Sea Ray boats in its geographic markets. Our subsidiary, MarineMax Motor Yachts, LLC, is a party to a multi-year dealer agreement with Hatteras Yachts. The agreement gives us the exclusive right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida Panhandle). We are also the exclusive dealer for Hatteras Yachts throughout the state of Texas. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. Our subsidiary, MarineMax International, LLC, is a party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product lines Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings and accordingly do not compete with the business generated from our other prominent brands.
     As is typical in the industry, we deal with manufacturers, other than Sea Ray and Hatteras Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

2. Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods.
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
4. Acquisitions
     During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. During the March 2007 quarter, we adjusted the purchase price allocation and fair value of acquired intangible assets based on a third-party valuation, which resulted in approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements).
     During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, which expands our ability to serve consumers in the Northeast boating community. Based on the provisions of the Asset Purchase Agreement, 100,000 shares of common stock are currently held in escrow, subject to the satisfaction of working capital adjustments and other provisions in the acquisition documents. We and the sellers of Surfside are in current discussions to resolve such matters. To protect our interests, we filed a lawsuit against the sellers of Surfside requesting payment of sums we believe are owed to us. Subsequent to the filing of our lawsuit, the sellers of Surfside filed an answer and counterclaim, among other things, demanding the release of the 100,000 shares of common stock held in escrow as security under the Asset Purchase Agreement. At March 31, 2007, we maintained a receivable due from the sellers of Surfside consisting of post acquisition cash payments that were due us, post acquisition expenses paid by us on Surfside’s behalf, and certain working capital adjustments and accounts receivable that, per the terms of the acquisition documents, are due us. During the March 2007 quarter, we adjusted the purchase price allocation and fair value of acquired intangible assets based on a third-party valuation, which resulted in approximately $40.7 million of tax deductible goodwill and approximately $16.3 million of tax deductible indefinite-lived intangible assets (dealer agreements).
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

     The carrying amounts of goodwill and identifiable intangible assets as of March 31, 2007 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2006	$94,068	$22,127	$116,195
Changes during the period	4,027	1,616	5,643

Balance, March 31, 2007	$98,095	$23,743	$121,838

     Goodwill and identifiable intangible asset changes during the period relate to adjustments of purchase price allocations and fair values of acquired intangible assets on the Port Arrowhead Group and Surfside acquisitions based on third-party valuations and the payment of an earn out provision of approximately $326,000 in accordance with the June 2003 Sundance Marine, Inc. Asset Purchase Agreement.
6. Derivative Instruments and Hedging Activity
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, we record all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, we record the change in the fair value of the derivative in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, we recognize the change in fair value of the derivative and of the hedged item attributable to the hedged risk in earnings in the current period. Our interest rate hedge is designated as a cash flow hedge.
     From time to time, we enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows resulting from fluctuations in the Euro dollar from the time the contracts are entered into until actual delivery date of the inventory and corresponding payments are made. At March 31, 2007, we had no outstanding contracts. For closed contracts related to inventory on hand at March 31, 2007, we recorded approximately $194,000 of unrealized gains as a contra inventory on the condensed consolidated balance sheet. These unrealized gains will be recognized as a reduction to the cost of sale when the related boat is sold. All of the existing gains are expected to be reclassified into earnings in the next 12 months as the related boats are sold.
     We have entered into an interest rate swap agreement with a notional amount of $4.0 million, maturing in June 2015, which is designated as a cash flow hedge and which effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At March 31, 2007, the swap agreement had a fair value of approximately $69,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.

7. Short-Term Borrowings
     During June 2006, we entered into a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the credit facility are generally similar to the previous credit facility. The credit facility matures in May 2011, with two one-year renewal options remaining. As of March 31, 2007, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $85.5 million.
8. Stockholders’ Equity
     We issued a total of 143,589 shares of our common stock in conjunction with our 1998 Incentive Stock Plan (1998 Plan) and our Employee Stock Purchase Plan (ESPP) during the six months ended March 31, 2007. Until replaced by our 2007 Incentive Stock Plan, our 1998 Plan provided for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
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
     During the six months ended March 31, 2006 and 2007, we recognized stock-based compensation expense of approximately $2.5 million and $3.6 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2006 and 2007, were approximately $592,000 and $534,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the six months ended March 31, 2006 and 2007, was approximately $2.0 million, for each period. We currently expect to satisfy share-based awards with registered shares available to be issued.
10. Incentive Stock Plans
     During February 2007, our stockholders voted in favor of a proposal to approve our 2007 Incentive Stock Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards) that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and at least equal the fair market value of shares of common stock on the date of grant. The term of the options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods becoming fully vested at either the end of the first year or the end of year five. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2006 through March 31, 2007:

					Weighted
			Aggregate	Weighted	Average
	Shares		Intrinsic	Average	Remaining
	Available for	Options	Value (in	Exercise	Contractual
	Grant	Outstanding	thousands)	Price	Life

Balance at September 30, 2006	394,728	2,364,538	$22,583	$16.80	5.9
Options authorized	1,000,000	—
Options granted	(99,000)	99,000		$27.41
Options cancelled	120,553	(120,553)		$20.08
Restricted stock units	(222,100)	—
Options exercised	—	(99,226)		$10.59

Balance at March 31, 2007	1,194,181	2,243,759	$16,885	$17.41	5.6

Exercisable at March 31, 2007	—	1,003,867	$11,013	$12.82	3.6

     The weighted-average grant date fair value of options granted during the six months ended March 31, 2006 and 2007, was $11.90 and $12.74, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2007, was approximately $2.5 million and $1.4 million, respectively.
     As of March 31, 2007, there was approximately $5.3 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.7 years. The total fair value of options vested during the six months ended March 31, 2006 and 2007, was approximately $840,000 and $1.3 million, respectively.

     We used the Black-Scholes model to estimate the fair value of options granted during fiscal 2006 and 2007. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2006		2007		2006		2007
Dividend yield	0.0%		0.0%		0.0%		0.0
Risk-free interest rate	4.6%		4.6%		4.5%		4.6%
Volatility	43.8%		43.1%		45.0%		42.6%
Expected life	6.2	years	7.5	years	4.5	years	6.2	years
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
     We used the Black-Scholes model to estimate the fair value of options granted, including shares issued pursuant to the ESPP, during fiscal 2006 and 2007. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	5.1%	4.5%	5.1%
Volatility	31.8%	39.0%	31.8%	39.0%
Expected life	six-months	six-months	six-months	six-months
12. Restricted Stock Awards
     During the first quarter of fiscal 2006 and fiscal 2007, we granted non-vested (restricted) stock awards and restricted stock units, respectively (collectively restricted stock awards) to certain key employees pursuant to the 1998 Plan, which vest as to one-third on each of the third, fourth, and fifth anniversaries of the date of grant. The stock underlying the vested restricted stock units will be delivered upon vesting.
     The fair value of the restricted stock awards granted in fiscal 2006 and 2007 is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

     The following table summarizes restricted stock award activity from September 30, 2006 through March 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2006	278,000	$28.18
Changes during the period
Awards granted	222,100	$28.44

Non-vested balance at March 31, 2007	500,100	$28.30

     As of March 31, 2007, there was approximately $9.8 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.
13. Earnings (Loss) Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Weighted average common shares outstanding used in calculating basic earnings (loss) per share	17,705,799	18,377,902	17,658,304	18,332,346

Effect of dilutive options	1,045,618	664,113	979,813	—

Weighted average common and common equivalent shares used in calculating diluted earnings (loss) per share	18,751,417	19,042,015	18,638,117	18,332,346

     Options to purchase 26,000 and 739,900 shares of common stock were outstanding for the three months ended March 31, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were grater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive. Options to purchase 780,449 shares of common stock were outstanding for the six months ended March 31, 2007, but as a result of our net loss, were not included in the computation of diluted loss per share because their effect would have been anti-dilutive. Options to purchase 94,000 and 727,900 shares of common stock were outstanding for the six months ended March 31, 2006 and 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive.
14. Contingencies
     We are party to various legal actions arising in the ordinary course of business. During the quarter ended March 31, 2007, we received the final ruling involving a lawsuit award that we were appealing, which upheld certain aspects of the original ruling. During the March 2007 quarter, we paid $2.0 million in settlement of this lawsuit, which relieved the related litigation accrual that was established during prior periods.
     During the March 2007 quarter, to protect our interests, we filed a lawsuit against the sellers of Surfside requesting payment of sums we believe are owed to us. Subsequent to the filing of our lawsuit, the sellers of Surfside filed an answer and counterclaim, among other things, demanding the release of the 100,000 shares of common stock held in escrow as security under the Asset Purchase Agreement. At March 31, 2007, we maintained a receivable due from the sellers of Surfside consisting of post acquisition cash payments that were due us, post acquisition expenses paid by us on Surfside’s behalf, and certain working capital adjustments and accounts receivable that, per the terms of the acquisition documents, are due us. We are in discussions with the sellers of Surfside and expect to receive a favorable outcome with respect to this matter.

     With respect to the other matters, the ultimate liability, if any, was not material at March 31, 2007. While it is not feasible to determine the actual outcome of these actions as of March 31, 2007, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
     During the March 2007 quarter, we recognized approximately $1.4 million of expense in conjunction with the disposal of marina dock assets and related expenses associated with the December 2006 snow and ice storms in Missouri. We believe our insured claims will exceed the losses of the related marina docks that were destroyed and are awaiting final approval from our insurance carrier for further insured claims related to this matter. We have fully offset the approximate $1.4 million of expense with $1.0 million of insurance proceeds that we received for related claims to reimburse us for the destruction of marina docks and significant expenses we incurred regarding the marina dock damage and related clean up after the storm and an approximate $400,000 receivable from our insurance carrier. The insurance proceeds and receivable were recorded as a reduction to selling, general, and administrative expenses on the condensed consolidated statements of operations for the three and six months ended March 31, 2007.
     During the March 2007 quarter, we received $2.0 million of business interruption insurance proceeds for claims associated with Hurricane Wilma which occurred in October 2005. The business interruption insurance proceeds were to reimburse us for the interruption in our operations that resulted in lost revenue and related profits in addition to the significant expenses incurred to move and repair inventory and to reimburse us for uninsured losses recognized by certain locations. These proceeds were recorded as a reduction to selling, general, and administrative expenses on the condensed consolidated statements of operations for the three and six months ended March 31, 2007.

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
     We have determined that our most significant acquired identifiable intangible assets are our dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2006, based on financial information as of the third quarter of fiscal 2006, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $98.1 million and $23.7 million, respectively, as of March 31, 2007. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially from our expectations, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

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
Consolidated Results of Operations
     The following discussion compares the three and six months ended March 31, 2007 with the three and six months ended March 31, 2006 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Revenue. Revenue increased $38.7 million, or 13.5%, to $326.1 million for the three months ended March 31, 2007 from $287.4 million for the three months ended March 31, 2006. Of this increase, $32.7 million was attributable to recently opened or acquired stores that were not eligible for inclusion in the comparable-store base and $6.0 million was attributable to a 2.1% growth in comparable-store sales. The increase in comparable-store sales for the three months ended March 31, 2007 resulted primarily from an increase in boat sales of approximately $4.1 million and increased revenue from our finance, insurance, service, and parts products of approximately $1.9 million.
     Gross Profit. Gross profit increased $4.9 million, or 7.2%, to $73.5 million for the three months ended March 31, 2007 from $68.6 million for the three months ended March 31, 2006. Gross profit as a percentage of revenue decreased to 22.6% for the three months ended March 31, 2007 from 23.9% for the three months ended March 31, 2006. The decrease was primarily attributable to a margin reduction on boat sales due to increased pricing pressure as a result of the softer marine retail environment, partially offset by incremental improvements in finance, insurance, brokerage, and parts, and service revenue, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $10.4 million, or 20.8%, to $60.5 million for the three months ended March 31, 2007 from $50.1 million for the three months ended March 31, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 115 basis points to 18.6% for the three months ended March 31, 2007 from 17.4% for the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded $2.0 million of business interruption insurance proceeds for claims associated with Hurricane Wilma in 2006 as an offset against selling, general, and administrative expenses. Excluding this item results in comparable selling, general and administrative expenses as a percent of revenue of 19.2% for the three months ended March 31, 2007. This approximate 170 basis point increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to increases in marketing and personnel expenses required to achieve our level of revenue and comparable-store sales growth, coupled with increased operations compared to the prior year.
     Interest Expense. Interest expense increased $3.2 million, or 75.8%, to $7.5 million for the three months ended March 31, 2007 from $4.3 million for the three months ended March 31, 2006. Interest expense as a percentage of revenue increased to 2.3% for the three months ended March 31, 2007 from 1.5% for the three months ended March 31, 2006. The increase was primarily a result of increased borrowings associated with our revolving credit facility primarily due to the Port Arrowhead and Surfside acquisitions, which were completed in the March 2006 quarter, and mortgages primarily due to newly acquired locations, which accounted for an increase in interest expense of approximately $2.8 million and a less favorable interest rate environment, which accounted for an increase of approximately $400,000 in interest expense.
     Income Tax Provision. Income tax expense decreased $3.5 million, to $2.1 million for the three months ended March 31, 2007 from $5.6 million for the three months ended March 31, 2006. Our effective income tax rate decreased slightly to 38.8% for the three months ended March 31, 2007 from 39.5% for the three months ended March 31, 2006 as a result of the related tax effect of certain discrete items.

Six Months Ended March 31, 2007 Compared with Six Months Ended March 31, 2006
     Revenue. Revenue increased $92.2 million, or 19.7%, to $560.8 million for the six months ended March 31, 2007 from $468.6 million for the six months ended March 31, 2006. Of this increase, $61.2 million was attributable to recently opened or acquired stores that were not eligible for inclusion in the comparable-store base and $31.0 million was attributable to a 6.7% growth in comparable-store sales. The increase in comparable-store sales for the six months ended March 31, 2007 resulted primarily from an increase in boat sales of approximately $27.6 million and increased revenue from our finance, insurance, service, and parts products of approximately $3.4 million.
     Gross Profit. Gross profit increased $17.7 million, or 15.6%, to $130.6 million for the six months ended March 31, 2007 from $112.9 million for the six months ended March 31, 2006. Gross profit as a percentage of revenue decreased to 23.3% for the six months ended March 31, 2007 from 24.1% for the six months ended March 31, 2006. The decrease was primarily attributable to a margin reduction on boat sales due to increased pricing pressure as a result of the softer marine retail environment, partially offset by incremental improvements in finance, insurance, brokerage, and parts, and service revenue, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $26.8 million, or 29.6%, to $117.4 million for the six months ended March 31, 2007 from $90.6 million for the six months ended March 31, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 160 basis points to 20.9% for the six months ended March 31, 2007 from 19.3% for the six months ended March 31, 2006. During the six months ended March 31, 2007, we recorded $2.0 million of business interruption insurance proceeds for claims associated with Hurricane Wilma in 2006 as an offset against selling, general, and administrative expenses. Excluding this item results in comparable selling, general and administrative expenses as a percent of revenue of 21.3% for the six months ended March 31, 2007. This approximate 195 basis point increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to increases in marketing and personnel expenses required to achieve our level of revenue and comparable-store sales growth, coupled with increased operations compared to the prior year.
     Interest Expense. Interest expense increased $7.0 million, or 99.7%, to $14.1 million for the six months ended March 31, 2007 from $7.1 million for the six months ended March 31, 2006. Interest expense as a percentage of revenue increased to 2.5% for the six months ended March 31, 2007 from 1.5% for the six months ended March 31, 2006. The increase was primarily a result of increased borrowings associated with our revolving credit facility primarily due to the Port Arrowhead and Surfside acquisitions, which were completed in the March 2006 quarter, and mortgages primarily due to newly acquired locations, which accounted for an increase in interest expense of approximately $6.0 million and a less favorable interest rate environment, which accounted for an increase of approximately $1.0 million in interest expense.
     Income Tax (Benefit) Provision. Income tax expense decreased $6.5 million, to a benefit of ($449,000) for the six months ended March 31, 2007 from an expense of $6.1 million for the six months ended March 31, 2006 as a result of a loss before income tax benefit. Our effective income tax rate increased significantly to 49.8% for the six months ended March 31, 2007 from 39.6% for the six months ended March 31, 2006, primarily as a result of our pretax loss, the related effect of certain permanent book/tax differences related to stock-based compensation expense, and the related tax effect of certain discrete items.
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

     For the six months ended March 31, 2006 and 2007, cash used in operating activities approximated $64.5 million and $86.6 million, respectively. For the six months ended March 31, 2006, cash used in operating activities was due primarily to increases in inventories to ensure appropriate inventory levels moving into the spring and summer boating season and accounts receivable as a result of our increased revenues, partially offset by net income, an increase in accounts payable due to the timing of certain payments to our manufacturers, and an increase in accrued expenses. For the six months ended March 31, 2007, cash used in operating activities was due primarily to increases in inventories to ensure appropriate inventory levels moving into the spring and summer boating season and accounts receivable as a result of our increased revenues, coupled with a decrease in accounts payable to tax authorities, partially offset by an increase in customer deposits and accrued expenses.
     For the six months ended March 31, 2006 and 2007, cash used in investing activities approximated $89.5 million and $8.0 million, respectively. For the six months ended March 31, 2006, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside) and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities, and to invest in a joint venture. For the six months ended March 31, 2007, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside) and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the six months ended March 31, 2006 and 2007, cash provided by financing activities approximated $141.6 million and $93.0 million, respectively. For the six months ended March 31, 2006 and 2007, cash provided by financing activities was primarily attributable to increased borrowings on short-term borrowings, the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt.
     We currently maintain a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in May 2011, with two one-year renewal options remaining. As of March 31, 2007, we were in compliance with all of the credit facility covenants.
     As of March 31, 2007, our indebtedness totaled approximately $449.4 million, of which approximately $34.9 million was associated with our real estate holdings and approximately $414.5 million was associated with financing our inventory and working capital needs. At March 31, 2006 and 2007, the interest rate on the outstanding short-term borrowings was 6.1% and 6.8%, respectively. At March 31, 2007, our additional available borrowings under our credit facility were approximately $85.5 million.
     We issued a total of 143,589 shares of our common stock in conjunction with our 1998 Plan and Employee Stock Purchase Plan during the six months ended March 31, 2007 for approximately $2.0 million in cash. Our 2007 Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service. Our 1998 Plan was replaced by our 2007 Plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, approximately 98.5% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At March 31, 2007, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
     Products purchased from the Italy-based Ferretti Group and Azimut-Benetti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group and Azimut-Benetti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue or cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group and Azimut-Benetti Group product lines. The impact of these currency fluctuations could increase, particularly if our revenue from the Ferretti Group and Azimut-Benetti Group products increases as a percentage of our total revenue. We cannot predict the effects of exchange rate fluctuations on our operating results. We are not currently engaged in any foreign currency exchange hedging transactions to manage our foreign currency exposure that could have a significant impact on our operations. If and when we do engage in material foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2007 Annual Meeting of Stockholders was held on February 28, 2007. The following nominees were elected to our Board of Directors to serve as Class III directors for three-year terms expiring in 2010, or until their respective successors have been elected and qualified:

Nominee	Votes in Favor	Withheld
Hilliard M. Eure III	17,406,924	396,058
Joseph A. Watters	17,670,179	132,803
Dean S. Woodman	17,271,751	531,231
The following directors’ terms of office continued after the 2007 Annual Meeting of Stockholders:

Director
William H. McGill, Jr.
Michael H. McLamb
John B. Furman
Robert S. Kant
Our stockholders approved a proposal to approve our 2007 Incentive Stock Plan:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
10,350,967	6,070,387	76,662	1,304,966
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.18(a)†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

May 7, 2007	By:	/s/ Michael H. McLamb Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)

Exhibit 10.18(a)
NOTE: PORTIONS OF THIS EXHIBIT INDICATED BY “[****]” ARE SUBJECT TO A CONFIDENTIAL TREATMENT REQUEST, AND HAVE BEEN OMITTED FROM THIS EXHIBIT. COMPLETE, UNREDACTED COPIES OF THIS EXHIBIT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS PART OF THIS COMPANY’S CONFIDENTIAL TREATMENT REQUEST.
HATTERAS
SALES AND SERVICE AGREEMENT
(Florida)
     THIS AGREEMENT made this 31st day of January 2007 between HATTERAS YACHTS DIVISION of Brunswick Corporation, a Delaware corporation, (hereinafter referred to as “Hatteras”), having its principal place of business at 110 North Glenburnie Road, New Bern, North Carolina and MarineMax Motor Yachts, LLC, doing business as MarineMax, with its principal place of business at 18167 US North, Suite 300, Clearwater, Florida 33764, a limited liability corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as “Dealer”), and Dealer’s parent corporation MarineMax, Inc., a Delaware Corporation, having its principal place of business located at 18167 US North, Suite 300, Clearwater, Florida 33764 whereby in consideration of the mutual covenants herein contained, it is agreed as follows:
     1. Appointment of Dealers: Hatteras hereby appoints Dealer as a dealer for the retail sale, display, and servicing of all Hatteras product(s), parts and accessories (hereinafter “Product” or “Products”) as specified in the Hatteras 2007 or then current Hatteras Dealer Programs applicable to Hatteras dealers selling comparable Products (hereinafter referred to as the “Agreement”), from the below described Dealer Location(s), which Products shall be purchased only from Hatteras or an authorized Hatteras dealer located in the country in which Dealer is located.
During the term of this Agreement, Hatteras shall not appoint other dealers to sell Product from a dealer location within the Territory set forth in Paragraph 2 so long as Dealer is in compliance with its material obligations and performance standards under this Agreement and Hatteras’ then current material policies and programs. Hatteras reserves the right to modify the Territory or appoint other dealers to sell, display and service Product from dealer locations within the Territory at any time if Hatteras determines, in its sole discretion, the Dealer is in breach of the material obligations and performance standards of this Agreement and Hatteras’ then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Provided that similar restrictions apply to all domestic Hatteras dealers selling comparable Products, Dealer shall not sell, advertise, solicit for sale or offer for resale Products outside of the Territory, provided, however, that Dealer may advertise in recognized and established marine publications with cross-territorial distribution. However, Dealer agrees not to advertise price of Products in any electronic media, newspaper, trade publications or other publication or media that is cross territorial and/or distributed outside of the territory. Hatteras reserves the right in its sole discretion to monitor or otherwise enforce its policies and procedures applicable to all domestic Hatteras dealers and will do so on a uniform basis. There are no third party beneficiary rights to such policies and procedures or this Agreement or other dealer agreements.
Hatteras also reserves the right to make sales in the Territory after consultation with Dealer or provide service in the Territory based upon legitimate business purposes, and to appoint other dealers or service providers to sell, display, and/or service products, from any other location outside the Territory.
Hatteras shall have the right to adopt and modify policies and programs related to the Products from time to time in its sole discretion and in accordance with its own reasonable business judgment and it will enforce such policies and programs on a uniform basis. Dealer agrees to comply with such policies and programs, and understands that failure to comply with a material term shall give Hatteras, following the expiration of applicable cure periods without cure, the right to modify the Territory, appoint other dealers to locations within the Territory, and/or to terminate this Agreement.

     2. Location: Dealer shall sell at retail, display, and service Products only at and from the following location(s) (“Dealer Location(s)”). Dealer Location(s) are both sales and service unless otherwise specified in writing:
18167 US Highway 19, Ste 499 Clearwater, FL
18025 US 19 North, Clearwater, FL (plus Service location)
2550 S Bayshore Dr #1, Coconut Grove, FL
490 Taylor Lane, Dania, FL (plus Service location)
Pier 66, 2301 SE 17th St, Fort Lauderdale, FL
14070 McGregor Blvd, Fort Myers, FL (plus Service location)
31 Ocean Reef Dr #A-100, Key Largo, FL
3344 Lakeshore Blvd, Jacksonville, FL (plus Service location)
1146 6th Ave S, Naples, FL
7090 Placida Rd, Cape Haze, FL (plus Service location)
1601 Ken Thompson Parkway, Sarasota, FL (plus Service location)
2340 SW Palm City Road, Stuart, FL (plus Service location)
1485 Tamiami Trail South, Venice, FL (plus Service location)
139 Shore Court, North Palm Beach, FL
700 NE 79th Street, Miami, FL
700 S. Federal Highway, Pompano Beach, FL
Dealer shall concentrate its sales, display and service effort to within the following Territory:
Florida (excluding the Panhandle).
Dealer shall not delete, change, or add to the above Dealer Location(s) without the prior written consent of Hatteras which consent shall not be unreasonably withheld, and Hatteras may consider any relevant factors and consequences as part of the approval process including but not limited to the Dealer’s qualifications and abilities to perform the Agreement obligations from the proposed Dealer location, the effect such a grant would have on the resulting Territory configuration and adjacent Hatteras dealer sales, the Dealer’s financial capabilities to successfully operate the business from the Dealer Location, and whether the Dealer will have adequate personnel to manage the business at the Dealer Location. Dealer shall not sell Products for use by or to a purchaser located outside of the country in which the Dealer is located or sell to others for the purpose of resale without the prior written consent of Hatteras. Dealer shall not utilize the services of a broker or similar agent to sell Product unless such broker is an affiliated third party of Dealer that is located within the Territory and such broker or agent does not consummate or sell any Product and otherwise complies with the requirements of this Agreement. Dealer agrees to provide appropriate facilities and to assume full and complete managerial authority and responsibility for the service of the Products at and from those Dealer Location(s) specified in this Agreement and for the display and retail sale of the Products at and from each Dealer Location. Additionally, Hatteras approves of temporary off-site retail activity within the Territory. Dealer shall not sell or offer for sale other products that are competitive with the Products sold or displayed by Dealer pursuant to this Agreement except for those products currently sold by Dealer as of the date of this Agreement.
     3. Dealer’s Responsibilities: Dealer agrees to:
          A. Devote its best efforts to aggressively promote, display, advertise and sell Products at each Dealer Location in accordance with the terms of this Agreement and all applicable federal, state and local laws. Dealer shall display and utilize at each Dealer Location signs, graphics and image elements with Hatteras Identification as defined herein, in accordance with Hatteras’ standards of performance subject to approval by Hatteras, that will positively reflect the Hatteras image and promote the retail sale of the Products.
          B. Purchase and carry on hand at all times a sufficient inventory of current Products to meet the reasonable demand of customers at each Dealer Location, and Hatteras’ Minimum Stock Requirements as outlined in Exhibit A to this Agreement.

          C. Maintain at each Dealer Location (unless a sales location only, and then service shall be provided at another Dealer Location or associated and authorized Hatteras service facility) a service department that Dealer agrees to staff, train, and equip to promptly and professionally service Products; and to maintain at each Dealer Location parts and supplies to properly service Products on a timely basis.
          D. Perform any and all necessary Product rigging, installation, and inspection Product orientation services prior to delivery to the purchaser as required by Hatteras and perform post-sale service of all Products originally sold by Dealer and brought to Dealer for service. Dealer may be required to provide or arrange for warranty and service work for Product regardless of the selling dealer of the Product or condition of sale. Dealer will provide appropriate instructions to purchasers on how to obtain warranty and service work from the Dealer. Dealer will secure all Product inventory against weathering and damage, and maintain inventory in a like new and unused condition.
          E. Furnish each Product purchaser with Hatteras’ limited warranty on new Products and with information and training as to the safe and proper operation and maintenance of the Product.
          F. Complete and submit Hatteras’ Product registration information and Warranty Awareness Checklist promptly upon delivery of the Products to the purchaser and assist Hatteras in performing Product defect and recall campaigns. In the event Dealer fails to return the registration information to Hatteras as required, Dealer shall indemnify Hatteras against any liability, loss, or damage which Hatteras may sustain directly as a result of such failure. Hatteras will notify Dealer if Hatteras has not received the registration information.
          G. Maintain complete Product sales, warranty and service records, and report to Hatteras upon request the name and address of each Product purchaser to the extent required by applicable law.
          H. Achieve Product sales and service performance in accordance with fair and reasonable standards and sales levels established by Hatteras in consultation with Dealer from time to time as described in Paragraph 14 below.
          I. Submit to Hatteras upon request any additional information or clarifying information regarding Dealer’s financial statements and if necessary, consent to full and open disclosure of financial information concerning Dealer between Hatteras and any financial institution or company which may finance or propose to finance all or part of Dealer’s Product Inventory.
          J. Conduct business in manner that preserves and enhances the reputation and goodwill of both Hatteras and Dealer for providing quality products and services, and refrain from using any false, misleading or deceptive advertising. Submit truthful and accurate statements, reports and information to Hatteras and any financial institution financing or proposing to finance Dealer’s Product inventory or any purchaser.
          K. Maintain an ability to purchase Product inventory via flooring and/or self-financing that is customary to carry on hand and display Hatteras’ current Product models as indicated on Exhibit A to this Agreement.
          L. Allow the application of any rebates, warranty reimbursements or account credits owed to Dealer as an offset against any losses, debts, or monies owed by Dealer to Hatteras, or any parent, affiliate or subsidiary of Hatteras including but not limited to losses or debts applicable to open Products accounts, unpaid retail show space, and to any Hatteras losses relating to Dealer flooring or financing.
          M. Use its best efforts to maintain a CSI rating in compliance with Hatteras’ CSI standards.
          N. Comply with those Dealer obligations that may be imposed or established by Hatteras applicable to all domestic Hatteras Dealers including but not limited to those included in the annual Dealer Programs and Hatteras’ Internet Policy.

          O. Maintain a financial condition which is adequate to satisfy and perform its obligations under this Agreement, including the ability to accept and floor plan trade-in products.
          P. Provide prior written notice to Hatteras if Dealer desires to make any change in Dealer’s financing of its Product inventory or business and give Hatteras sufficient time to discuss and review with Dealer the effect of the proposed change.
          Q. Notify Hatteras of the addition or deletion of any Dealer Location(s) which notification Dealer agrees shall not be deemed a consent by Hatteras to such a proposed change.
     4. Orders: Dealer agrees to submit orders to Hatteras in a manner and format prescribed by Hatteras, applicable to all domestic Hatteras dealers which orders shall be subject to Hatteras’ then current terms and conditions of sale which may be modified by Hatteras at any time for all domestic dealers as deemed reasonably necessary. Any order which does not comply with Hatteras’ terms and conditions need not be filled by Hatteras provided, however, that Hatteras shall promptly notify Dealer of such noncompliance. Any additional or different terms submitted by Dealer will be void and of no effect. Dealer cancellation of orders will be subject to Hatteras’ then current cancellation policy applicable to all domestic Hatteras dealers. All orders submitted by Dealer are subject to acceptance by Hatteras.
     5. Prices: The Products sold to the Dealer by Hatteras shall be on the basis of price lists published by Hatteras from time to time for its domestic dealers, less any applicable discounts allowed by Hatteras’ programs. Hatteras shall have the right to revise the price lists or applicable discounts on programs applicable to all of its domestic dealers at any time (except for any retail contracts submitted by Dealer that have been accepted by Hatteras) and Hatteras agrees to promptly notify Dealer of any such change. Hatteras shall have no obligation to reimburse Dealer for any loss which Dealer may sustain by reason of any change in price, program, or discount for which notice was provided in accordance herewith. Terms of payment will be as specified from time to time by Hatteras. Dealer will pay Hatteras the lesser of 1.5% late charges per month or the maximum permitted by applicable law on any past due invoice except as to any specific amount of an invoice that is disputed in good faith by the Dealer. Hatteras may refuse shipment for any credit reason, including Dealer’s failure to pay for a prior shipment and shall immediately notify Dealer in such event. Dealer will reimburse Hatteras for all reasonable and necessary costs in collecting past due accounts, including attorney fees and court costs. Dealer hereby grants to Hatteras and Hatteras hereby retains a security interest in all Products sold to Dealer and all proceeds arising out of the sale of the Products until such Products are paid for in full. Dealer agrees to sign, file, authenticate, and authorize the signing, filing and authenticating by Hatteras of such financing statements and other documents and do such other acts, as Hatteras may request to establish and maintain a valid and protected security interest in the Products.
     6. Shipments: All shipments of Products shall be made FOB the Hatteras factory designated by Hatteras, at which time title shall pass. Dealer shall pay all applicable shipping, transportation, delivery, and handling charges for Products ordered. If Dealer fails to accept delivery of any Products ordered, other than material non-conforming Products that must be returned to Hatteras for repair, Dealer shall reimburse Hatteras for any costs incurred, including returning such Products to Hatteras. If Hatteras ships Products not ordered by Dealer, Dealer shall have the right to refuse delivery, in which event Hatteras shall pay all costs incurred in returning same to Hatteras. Shipments shall be subject to Hatteras’ production schedule and availability of materials or transportation equipment. No liability shall be sustained by Hatteras by reason of its not filling any order due to circumstances beyond its reasonable control such as, but not limited to, labor disputes, natural disasters, accidents to machinery, acts of God, acts of or threatened acts of war or terrorism, material shortages, regulations, demands for goods exceeding Hatteras’ available supply or any other cause beyond Hatteras control. In the event of any delay in delivery, failure to fill orders or other default or damage caused by any of the foregoing, Hatteras may, at its option and without liability, cancel all or any portion of the applicable orders to the extent affected by the event of force majeure and/or extend any date upon which performance is due hereinunder.
     7. Risk of Loss: Risk of loss for Products ordered by Dealer shall pass to Dealer at the time the Products or parts are tendered to the designated carrier at the Hatteras factory. Hatteras will arrange for insurance from the shipping point to the final delivery point. Dealer will be the loss payee on any claim. Hatteras will assist Dealer in the processing and collection of any claims against the carrier contracted by Hatteras.

     8. Payment — Claims: All sales of Products to Dealer shall be paid for in advance by Dealer, unless otherwise agreed between Hatteras and Dealer. All claims for shortage or damages or unacceptable Product shall be made prior to departure from the Hatteras factory. The failure of Dealer to give such notification shall constitute a waiver of any such claim. Dealer shall cause to be paid or shall make reimbursement to Hatteras in full for any and all taxes, duties, or other charges imposed by federal, state, municipal, or other governmental authority upon Dealer’s purchase under this Agreement.
     9. Product Modification: Hatteras shall have the right to discontinue the sale of Products or to modify the design, specifications and components of Products at any time provided, however, that Hatteras shall notify Dealer, prior to shipment, of any major changes with respect to Products previously ordered by Dealer but not yet delivered, in which event Dealer shall have the right to terminate such order within five (5) business days after such notification by providing written notice to Hatteras. The failure to provide such timely written notification shall be deemed acceptance by Dealer of such changes.
     10. Warranties and Limitation of Warranties:
          10.1 Warranties: Dealer agrees to:
          A. Sell Products only on the basis of Hatteras’ published applicable Limited Warranty and make no other warranty or representations concerning the limited warranty, express or implied, either verbally or in writing.
          B. Display at each Dealer Location that Product warranty information required by applicable law and furnish and make known to the first-use purchaser at the time of delivery the appropriate operations and maintenance manual provided by Hatteras, instructional information for the use and operation of the Product consistent with the operations and maintenance manual the Product installation instructions, if any, together with Hatteras’ written limited warranty, including all disclaimers and limitations thereto.
          C. Subject to the terms of the applicable limited warranty, expressly inform the purchaser in writing that no Hatteras warranty applies if the Product is “used”, which includes personal or substantial demonstration use (except for reasonable sea trials and demos for prospective customers or for marketing purposes at a Dealer rendezvous) by the Dealer unless Hatteras expressly authorizes such warranty in writing. No Product warranty shall apply if the design or material of the Product is substantially modified without the express authorization of Hatteras in writing.
          D. Provide timely warranty service on all Product presented to Dealer by purchasers in accordance with Hatteras’ then current warranty service program applicable to all domestic Hatteras dealers selling comparable Products. Dealer agrees to make all claims for reimbursement under Hatteras’ warranty service program in the manner reasonably prescribed by Hatteras. Hatteras may revise its warranty service program from time to time, providing Dealer with written notification of all revisions, and those revisions will supersede all previous programs.
          E. To verify the accuracy of the warranty claims submitted to Hatteras by Dealer and the service provided by Dealer with regard to such warranty claims, provide Hatteras with access to its applicable books and records, and provide such additional documentation which Hatteras may reasonably request. In the event Hatteras finds errors in the aggregate greater than 5% of reviewed claims submitted by Dealer and paid by Hatteras, Hatteras may calculate the percentage rate of error; and using that percentage rate of error, extrapolate the amount owed to Hatteras for up to three (3) prior years of all paid claims made by Hatteras to Dealer. Within thirty (30) days of such notice of such amount, Dealer shall either pay the extrapolated amount to Hatteras or pay the cost of a full audit by Hatteras or Hatteras’s designee or at Dealer’s option and expense, a third party auditor reasonably acceptable to Hatteras and Dealer and pay to Hatteras that amount, if any, found to be owing to Hatteras as a result of such audit. Hatteras agrees to honor all legitimate warranty claims on Products when made by purchaser through Dealer in the manner reasonably prescribed by Hatteras. Hatteras shall respond to all proper and legitimate warranty claims submitted by Dealer within the time period described in the terms of the Warranty Program. Hatteras agrees to pay or credit all accepted and undisputed claims within thirty (30) days after receipt of all required documentation.

     10.2 Limitation of Warranties.
          EXCEPT AS SPECIFICALLY PROVIDED IN HATTERAS’ PUBLISHED APPLICABLE LIMITED WARRANTY, HATTERAS MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO PRODUCTS, INCLUDING WITHOUT LIMITATION THE IMPLIED WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE.
     11. Indemnification.
          A. In order to obtain preferred boat show space at discounted rates for Dealers, Hatteras may contract with and agree to indemnify boat show sponsors and other related parties. Accordingly, Dealer shall defend, indemnify and hold harmless Hatteras, and any boat show sponsor which Hatteras has agreed to indemnify, from any and all claims, causes of action, and suits, including claims of negligence arising either directly or indirectly out of Dealer’s use of boat show space originally obtained by Hatteras.
          B. Hatteras agrees to indemnify and hold harmless Dealer for losses, cost and expense to the extent such losses, cost or expense result from any third party claim related to its negligent acts or omissions involving the original design or manufacture of any Product at the time it left Hatteras’ possession or control, the repair of any Product performed by Hatteras or any breach of this Agreement. Hatteras, at its expense and through counsel of its own choosing, may defend any litigation that may arise out of any claims covered hereby, and Dealer agrees to cooperate at its own expense and provide Hatteras with any available information as may be reasonably necessary to such defense. In the event Hatteras elects not to defend any litigation that may arise out of any claims covered hereby, Hatteras will be responsible for Dealer’s reasonable attorney fees on a pro-rated basis to the extent such losses are subject to indemnification pursuant to this Agreement. These obligations shall survive the expiration or termination of this Agreement.
          C. Dealer agrees to indemnify and hold harmless Hatteras for losses, cost and expense to the extent such losses, cost or expense result from any third party claim related to its negligent acts or omissions involving Dealer’s improper application, use or repair of the Products, statements or representations not specifically authorized by Hatteras, including warranties inconsistent with Hatteras’ standard limited warranty, and the installation of any after market components or any other modification or alteration to the Product, or any breach of this Agreement. Dealer, at its expense and through counsel of its own choosing, may defend any litigation that may arise out of any claims covered hereby, and Hatteras agrees to cooperate at its own expense and provide Dealer with any available information as may be reasonably necessary to such defense. In the event Dealer elects not to defend any litigation that may arise out of any claims covered hereby, Dealer will be responsible for Hatteras’ reasonable attorney fees on a pro-rated basis to the extent such losses are subject to indemnification pursuant to this Agreement. These obligations shall survive the expiration or termination of this Agreement.
          D. The provisions in this Paragraph 11 regarding indemnification do not apply to claims by third parties in which there has been a judicial determination the indemnifying party does not have liability to the third party.
     12. Repossession or Repurchase of Product by Hatteras: Dealer shall be liable to and reimburse Hatteras for any and all losses or deficiencies on the sale or disposition of any Product purchased by Dealer pursuant to this Agreement which is repossessed or repurchased by Hatteras for any reason whatsoever, except as contemplated in 16G hereof. Dealer shall also be liable for any and all discounts, volume rebates, or other sales incentives paid to Dealer on Product repurchased, and all reasonable attorney’s fees, court costs, and expenses incurred in connection with such repossession or repurchase. Dealer agrees to provide Hatteras, upon request, guarantees or other adequate security to cover any repurchase or financial obligations that Hatteras may assume in connection with Dealer’s flooring or financing.
     13. Trademarks and Service Marks: Dealer acknowledges that Hatteras or its affiliated companies are the exclusive owners of various trademarks, service marks, trade designations, logos and trade dress (collectively “Identification”) which Hatteras uses in connection with Products and its business. Dealer is authorized to use Identification only in the manner prescribed by Hatteras, only in connection with the promotion and sale of Products, and only until the expiration or termination of this Agreement. Dealer shall not use Hatteras or other identification in the name of the Dealer’s business or any other trade name of the Dealer. Dealer shall not use Identification in any unauthorized manner or in any manner that adversely reflects upon the reputation of Hatteras or in relation to any other matter that is a breach of this Agreement. Dealer shall not use Identification or intentionally advertise outside of the Territory to the extent prohibited by the terms of this Agreement, without Hatteras’ express written consent and shall comply with Hatteras’ announced Internet Policy. Authorization shall not be interpreted as a license for use of Identification. Dealer acquires no proprietary rights with respect to Identification, and this authorization shall terminate simultaneously with the termination or expiration of this Agreement. In the event of expiration or termination of this Agreement, Dealer shall immediately discontinue use of Identification in any way whatsoever and shall thereafter not use, either directly or indirectly, any Identification or any confusingly similar Identification in a manner likely to confuse, mistake, or deceive the public. Dealer may continue to use Identification for a reasonable period of time in the event Hatteras does not repurchase Dealer Product inventory as long as such Identification use remains subject to the terms of this Agreement.
     14. Performance Standards: Hatteras, after consultation with Dealer, will establish fair and reasonable standards of sales performance for the Dealership. Such standards are based on factors such as population, sales potential, market share percentage of the Products sold in the Territory as compared to competitive products sold in the Territory, economic conditions at the Dealer Location(s), competition from other marine dealerships in the area, past sales history, number of locations, and any special circumstances that may affect the sale of Products or the Dealer. Sales performance under this Agreement for the Product model year indicated is agreed to as shown on attached Exhibit B, the Dealer Commitment Acknowledgment.
     15. No Agency Created: It is understood and agreed that Dealer is not, nor shall it at any time represent itself to be, the agent, employee, representative, partner, or franchisee of Hatteras for any purpose. Dealer shall not enter into any contract or commitment in the name of or on behalf of Hatteras. Hatteras has no fiduciary duty to Dealer pursuant to this Agreement or the relationship between the parties. Dealer is not required to pay, and shall not pay, to Hatteras any fee for the right to purchase the Products.
     16. Term of Agreement — Termination:
          A. Upon execution by Hatteras, the term of this Agreement shall be from August 1, 2006 until July 31, 2010 (hereinafter the “Term”) subject, however, to the provisions set forth below and in Paragraph 18 that provide for earlier termination.
          B. This Agreement may be terminated by Hatteras upon the giving of at least sixty (60) days prior written notice to Dealer when: (1) Dealer fails or refuses to place a minimum stocking order of Products, as outlined in the then current Agreement applicable to all domestic Hatteras dealers or (2) Dealer fails to meet its financial obligations as they become due to either Hatteras or lender(s) financing Products. Sale of Product to Dealer after termination shall not be deemed renewal or extension of this Agreement.
          C. This Agreement may be terminated at any time by the mutual consent of the parties.
          D. Either party may, upon sixty (60) days written notice to the other stating the reasons therefore, terminate this Agreement upon the other party’s breach or default in any of the material obligations, performance standards, covenants, representations, warranties, or duties imposed herein or in the Dealer Programs and provided that the breach or default has not been cured during the notification period. For those matters in which a cure cannot be completed within the notification period, Dealer must begin good faith efforts to cure within the notification period and there must be complete cure within a reasonable period of time. If the breach or default is not subject to cure (such as the commission of an act of bad faith), this Agreement may be terminated immediately, effective upon notice to the breaching or defaulting party.
          E. This Agreement may be immediately terminated by a party upon written notice to the other party if any of the following occur with regard to the other party: (1) the other party ceases to exist; (2) the other party becomes insolvent or takes or fails to take any action which constitutes an admission of inability to pay debts as they mature; (3) the other party makes a general assignment for the benefit of creditors to an agent authorized to liquidate any substantial amount of assets; (4) the other party becomes a subject of an “order for relief” within the meaning of the United States Bankruptcy Code; (5) the other party applies to a court for the appointment of a

[****] — CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.
receiver for any assets or properties; (6) the other party makes a fraudulent misrepresentation that is material to this Agreement; This Agreement may be terminated immediately by Hatteras upon the occurrence of a prohibited assignment, delegation or subcontracting without consent as described in Paragraph 18A below or the commission by Dealer of any act of fraud upon Hatteras, which is material to this Agreement.
          F. This Agreement may be terminated by Hatteras (notwithstanding and in addition to the provisions of subparagraph D and other subparagraphs) upon the giving of at least fifteen (15) days prior written notice to Dealer where there are unpaid sums due and owing to Hatteras that remain unpaid, in whole or part, at the end of such notice period, unless such amount is disputed in good faith by Dealer.
          G. On or before the termination of this Agreement, Dealer shall provide written notice to Hatteras of all Products subject to possible repurchase by Hatteras, including Product serial numbers and the Dealer’s net purchase price for each Product. Upon the termination of this Agreement (including expiration and failure to extend the Agreement or enter into a new agreement), Dealer shall offer to sell to Hatteras or Hatteras’ designee, at Dealer’s net purchase price (not including transportation, insurance, freight, or financing costs), less any discounts, sales incentives or rebates previously paid by Hatteras’ program and a 10% restocking fee (“Dealer Purchase Price”), Dealer’s entire stock of Products in a new, unused and undamaged condition. Hatteras shall have thirty (30) days after the termination of this Agreement to inspect the Products and determine if it will purchase at its option, any or all of the Products of Dealer, which election shall be provided by a written notice given to Dealer. If Hatteras terminates this Agreement prior to its expiration date without cause, Hatteras will [****]. Except as expressly described herein, Hatteras shall not be obligated to repurchase Products if this Agreement is terminated or expires or is not renewed. Notwithstanding the above, if Hatteras [****] where Dealer terminates the Agreement for cause or the Agreement expires and the parties fail to extend or enter into a new agreement, and [****] where Hatteras terminates the Agreement for cause. Dealer shall sell such Products to Hatteras or its designee, and such repurchase is conditional upon Dealer’s ability to sell such Products, with good and merchantable title, free and clear of all liens and encumbrances, and in the condition that such Products were at the time of Hatteras’ inspection, if applicable. Dealer shall deliver all title documentation reasonably requested by Hatteras, and Dealer shall execute a limited power of attorney on behalf of Hatteras for purposes of executing all necessary title documentation. Payment for purchased Product shall be, at Hatteras’ option, by credit, offset, or payment made to Dealer within ten (10) days after Hatteras’ acceptance of the purchased Product or as otherwise agreed.
          H. If Hatteras terminates or Hatteras and Dealer mutually terminate this Agreement prior to its expiration date, provided the termination is not for quality of warranty service, fraud, bad faith, or financial instability or insolvency of Dealer, Hatteras will nevertheless continue to sell warranty parts and accessories for Products on a cash on delivery basis for a period not to exceed twelve (12) months in order that Dealer may continue to provide warranty service on Products which have outstanding warranties subject to Dealer’s compliance with the terms and conditions of Hatteras’ warranty and parts program applicable to all domestic Hatteras dealers. The performance of any warranty work after termination of this Agreement shall not be construed as a continuation of this Agreement, the commencement of a new agreement, or a waiver of the termination.
          I. Prior to the expiration of the Term, either party may terminate this Agreement upon the giving of at least ninety (90) days prior written notice to the other party (which notice may be given prior to the end of the Term) of its intent not to enter into a new Agreement.
          J. Any period of time described in the Agreement shall be modified to include such different period of time that may be required by applicable law.
          K. In the event of termination of this Agreement by either party, Hatteras is relieved from any obligation to make any further Product shipments under this Agreement, and may cancel all of Dealer’s unshipped orders for Products, irrespective of previous acceptance by Dealer, except those which are proved to Hatteras’ reasonable satisfaction to have been the subject of a binding customer order to Dealer prior to the receipt of any notice of termination. The acceptance of orders from Dealer for the continuous sale of Products to Dealer or any other act after termination of this Agreement shall not be construed as a continuation of this Agreement, the commencement of a new agreement, or a waiver of the termination. Upon the termination of this Agreement, all obligations owed by Dealer to Hatteras shall become immediately due and payable on the effective date of the termination, whether otherwise then due or not (without presentment, demand, protest or notice of any kind, all of which are waived by Dealer); and Hatteras may offset or deduct from any and all sums owed to Dealer any and all sums owed by Dealer to Hatteras, or any parent, affiliate or subsidiary of Hatteras, returning to Dealer the excess, if any.
     17. Governing Law: This Agreement has been signed by Dealer on the date reflected below, and shall become binding upon the execution by Hatteras at its headquarters in North Carolina, U.S.A. This Agreement shall be governed, interpreted and construed according to the laws of the State of North Carolina, U.S.A., without regard to applicable conflicts of law.
     18. Assignability:
          A. This appointment and Agreement is made and entered into with the distinct understanding that it is personal with the Dealer and is not, whether by operation of law or otherwise, assignable or in any part delegable or transferable unless the express written consent of Hatteras is obtained provided however that Dealer may assign the appointment and the Agreement to a subsidiary or affiliate without consent. Unless first approved by Hatteras in writing, any purported assignment, delegation or subcontracting of Dealer’s rights and obligations under this Agreement by Dealer (other than to a subsidiary or affiliate) may immediately render this Agreement terminated in Hatteras’ sole discretion.
          B. Hatteras may not assign this Agreement without the prior written consent of Dealer, except that no such consent is necessary with respect to assignment of this Agreement to any Hatteras subsidiary or affiliate. An assignment by Hatteras to any subsidiary or affiliate shall not relieve Hatteras from any obligation or responsibility provided for under the terms of this Agreement. Upon any sale of the business or the assets of Hatteras to a nonaffiliated third party, and where Dealer does not agree to the assignment, this Agreement shall be terminated. Hatteras shall be released from any further obligations and liabilities to supply Products to Dealer under this Agreement.
     19. Notices, Communications:
          A. Any written notice given pursuant to this Agreement shall be either hand delivered (by courier or otherwise), or mailed, postage prepaid, by Registered or Certified Mail, return receipt requested, to the party identified below at the respective address listed below. Notice may also be given by fax if a copy is also mailed in the manner described herein. Such notice shall be deemed to be given upon first receipt. A change of address may be given by such notice.

To Hatteras: Jan Boone	To Dealer: William H. McGill, Jr.
VICE PRESIDENT SALES	PRESIDENT
Hatteras Division of Brunswick Corp.	MarineMax, Inc.
110 North Glenburnie Road	18167 US Highway 19 North, Suite 300
New Bern, North Carolina 28560	Clearwater, Florida 33764

With a copy to:	With a copy to:

Brunswick Boat Group Legal Department	MarineMax, Inc.
Attention: H. Douglas Kitts	Legal Department
800 S. Gay Street, Suite 1700	Attention: Paulee Day
Knoxville, Tennessee 37929	18167 US Highway 19 North, Suite 300
Tel: (865) 582-2200	Clearwater, Florida 33764
Fax: (865) 582-2399	Tel: (727) 531-1700
Fax: (727) 450-1162

          B. Dealer hereby grants permission and consent to Hatteras and to those entities who are authorized by Hatteras to send or transmit communications (including but not limited to facsimiles, wireless communications, and e-mails) to Dealer and Dealer’s officers, directors, employees, subsidiaries and affiliates, and their permitted successors and assigns. Such communications are not limited in content and may include advertisements, and Dealer understands that by providing such consent it may incur costs that are related to the receipt of such communications. Dealer further agrees that such communications may be sent to any telephone number or electronic media address applicable to those who have herein granted consent.
     20. Entire Agreement — Non-Waiver: This Agreement contains the entire agreement between the parties with respect to the matters set forth herein and may not be amended or modified except by a written instrument signed by Hatteras and Dealer that expressly states that the writing constitutes a rider or modification to this Agreement, provided that, subject to the provisions of this Agreement, Hatteras may in its sole discretion and from time to time make changes in accordance with its own reasonable business judgment to Dealer Programs, policies, programs and Hatteras’s Internet Policy applicable to all domestic Hatteras dealers upon the giving of notice to Dealer. This Agreement terminates and replaces all prior agreements made between the parties and there are no other agreements regarding the matters herein provided that each party shall remain obligated to the other for any monies owed under such prior agreements between the parties; and except for payments to be made to Dealer in the ordinary course of business or claims of third parties, there are no other monies, claims, or actions which may give rise to or result in any compensation or monies being owed to Dealer by Hatteras. Failure on the part of Hatteras or Dealer to enforce any term of this Agreement shall not constitute a waiver thereof. The Dealer Programs and its content as well as the Hatteras Internet Policy is incorporated herein by reference.
     21. Severability – Existing Claims: Whenever possible, each paragraph of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any portion of this Agreement is deemed invalid or unenforceable, the remaining sections shall still be enforceable unless removal of that portion so materially alters the risks and benefits to either party that enforcement would be substantially unfair. In such a case, the parties agree to immediately negotiate a substitute clause to restore each party as closely as possible to the risks and benefits originally assumed. Dealer represents to Hatteras that it is not aware of any claims, causes of action, or disputes that it has or may assert against Hatteras that arise out of or have accrued prior to the effective date of this Agreement. Dealer further represents to Hatteras that it has not breached or otherwise violated any term or condition of any previous Agreement with Hatteras.
     22. Disputes: All disputes, controversies or claims connected with, arising out of, or relating to this Agreement, or any modification, extension or renewal thereof, or to any causes of action that result from such relationship, shall be subject exclusively to the remedy of arbitration described herein, including but not limited to sums due under this Agreement, the interpretation, performance or nonperformance of this Agreement, and claim for damages or rescission, a breach of default of this Agreement, the creation, termination or nonrenewal of this Agreement (such as a dispute regarding the causes, validity or circumstances of the termination, nonextension, or nonrenewal), and trade regulations or antitrust claims, whether such controversies or claims are in law or equity or include claims based upon contract, statute, tort or otherwise. All controversies shall be conducted in accordance with the American Arbitration Association Commercial Arbitration Rules.
          The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. § 1-16, as amended, and judgment upon the award rendered by the arbitrator may be entered by any court having jurisdiction thereof. The place of the arbitration shall be at Raleigh, North Carolina. Dealer consents to personal jurisdiction of such court, including the federal and state courts located in the State of North Carolina. The arbitrator is not empowered to and shall not award damages in excess of actual damages and in no event shall the arbitrator award punitive, special or consequential damages, or prejudgment interest.
          This paragraph shall survive the expiration or termination of the Agreement.
          Except for sums owing to Hatteras all arbitration claims and proceedings must be instituted within one (1) year after the cause of action arises, and the failure to institute arbitration proceedings within such period shall constitute an absolute ban to the institution of any proceedings and a waiver and relinquishment of all such claims.

     23. Guarantee: As a condition for Hatteras’ entering into this Agreement, the parent of Dealer has signed this document as evidence of its irrevocable guarantee of the Dealer’s performance of all the financial duties and financial obligations provided for in this Agreement.
     24. Reservation of Rights: Hatteras grants to Dealer only those rights expressly stated in this Agreement. Except to the extent otherwise expressly provided in this Agreement, Hatteras retains all rights. This Agreement does not concern any other brands or products, except the Hatteras Products defined in Paragraph 1. Hatteras and/or its affiliates reserve the right to own, acquire, manage, sell, display or service other products and other brands in any area (including the Territory) including those that may compete with Products.
     25. Confidentiality. Each party shall maintain as confidential all proprietary business information, trade secrets and all materials containing confidential business information provided by such party to the other party, including but not limited to customers, vendors, inventions, concepts, designs, structures, formulas, processes, financial information, employees, strategic plans, acquisition plans or other business affairs of the disclosing party. Dealer acknowledges that Hatteras is a division of Brunswick Corporation, and accordingly subsidiaries, affiliates and other divisions of Brunswick Corporation may be given access or have access to confidential business information received in connection with this Agreement, and such disclosure does not constitute a breach of this Paragraph. Each party, on behalf of its directors, officers, employees and agents to whom such information and materials are disclosed, agree that it shall keep such information and materials confidential both during and after the term of this Agreement for a period of three (3) years provided that if any such information or material is a trade secret, then the obligations under this Paragraph shall survive the termination of this Agreement for the longer of five (5) years or the length of time such information remains a trade secret.
          These obligations of confidentiality do not apply to any information which (1) was known to the receiving party prior to receipt from the disclosing party; (2) is independently developed by the receiving party, provided that the burden of proof of such independent development shall be on the receiving party; (3) is or becomes publicly known without the fault of the receiving party; (4) is or becomes rightfully available to the receiving party without confidential restriction from a source not bound by a confidentiality obligation to the disclosing party; (5) is required by law to be disclosed or pursuant to court or government action provided, the disclosing party is given reasonable prior notice of such disclosure; or (6) is disclosed pursuant to agreement of the parties.
     26. Miscellaneous: In case of any dispute relating to the rights and duties imposed by this Agreement, both parties will openly discuss and make reasonable efforts at amicable resolution. Except as expressly described to the contrary in this Agreement, the rights and remedies of each party are not exclusive. Unless otherwise provided, where either party has a right to make a determination or pursue or not pursue a particular course of action under the terms of this Agreement, such as, for example granting consent or approval, such determinations and decisions shall be made by such party in its sole discretion. As defined herein, a domestic Hatteras dealer shall be an authorized Hatteras dealer whose territory is located solely within the continental Unites States.
     IN WITNESS WHEREOF, Hatteras and Dealer have executed this Agreement as of the date first above written.

HATTERAS YACHTS DIVISION OF BRUNSWICK CORPORATION		MARINEMAX MOTOR YACHTS, LLC

BY: NAME:	/s/ Jan Boone Jan Boone	BY: NAME:	/s/ Michael H. McLamb Michael H. McLamb
TITLE:	Vice President – Sales	TITLE:	Secretary
DATE:	February 2, 2007	DATE:	January 29, 2007

MARINEMAX, INC.

		BY:	/s/ Michael H. McLamb

		NAME:	Michael H. McLamb
		TITLE:	Secretary
		DATE:	January 29, 2007

HATTERAS
SALES AND SERVICE AGREEMENT
(Texas)
     THIS AGREEMENT made this 31st day of January, 2007 between HATTERAS YACHTS DIVISION of Brunswick Corporation, a Delaware corporation, (hereinafter referred to as “Hatteras”), having its principal place of business at 110 North Glenburnie Road, New Bern, North Carolina and MarineMax Motor Yachts, LLC, doing business as MarineMax, with its principal place of business at 18167 US North, Suite 300, Clearwater, Florida 33764, a limited liability corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as “Dealer”), and Dealer’s parent corporation MarineMax, Inc., a Delaware Corporation, having its principal place of business located at 18167 US North, Suite 300, Clearwater, Florida 33764 whereby in consideration of the mutual covenants herein contained, it is agreed as follows:
     1. Appointment of Dealers: Hatteras hereby appoints Dealer as a dealer for the retail sale, display, and servicing of all Hatteras product(s), parts and accessories (hereinafter “Product” or “Products”) as specified in the Hatteras 2007 or then current Hatteras Dealer Programs applicable to Hatteras dealers selling comparable Products (hereinafter referred to as the “Agreement”), from the below described Dealer Location(s), which Products shall be purchased only from Hatteras or an authorized Hatteras dealer located in the country in which Dealer is located.
During the term of this Agreement, Hatteras shall not appoint other dealers to sell Product from a dealer location within the Territory set forth in Paragraph 2 so long as Dealer is in compliance with its material obligations and performance standards under this Agreement and Hatteras’ then current material policies and programs. Hatteras reserves the right to modify the Territory or appoint other dealers to sell, display and service Product from dealer locations within the Territory at any time if Hatteras determines, in its sole discretion, the Dealer is in breach of the material obligations and performance standards of this Agreement and Hatteras’ then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Provided that similar restrictions apply to all domestic Hatteras dealers selling comparable Products, Dealer shall not sell, advertise, solicit for sale or offer for resale Products outside of the Territory, provided, however, that Dealer may advertise in recognized and established marine publications with cross-territorial distribution. However, Dealer agrees not to advertise price of Products in any electronic media, newspaper, trade publications or other publication or media that is cross territorial and/or distributed outside of the territory. Hatteras reserves the right in its sole discretion to monitor or otherwise enforce its policies and procedures applicable to all domestic Hatteras dealers and will do so on a uniform basis. There are no third party beneficiary rights to such policies and procedures or this Agreement or other dealer agreements.
Hatteras also reserves the right to make sales in the Territory after consultation with Dealer or provide service in the Territory based upon legitimate business purposes, and to appoint other dealers or service providers to sell, display, and/or service products, from any other location outside the Territory.
Hatteras shall have the right to adopt and modify policies and programs related to the Products from time to time in its sole discretion and in accordance with its own reasonable business judgment and it will enforce such policies and programs on a uniform basis. Dealer agrees to comply with such policies and programs, and understands that failure to comply with a material term shall give Hatteras, following the expiration of applicable cure periods without cure, the right to modify the Territory, appoint other dealers to locations within the Territory, and/or to terminate this Agreement.
     2. Location: Dealer shall sell at retail, display, and service Products only at and from the following location(s) (“Dealer Location(s)”). Dealer Location(s) are both sales and service unless otherwise specified in writing:
3001 Nasa Road One, Seabrook, Texas 77586
Dealer shall concentrate its sales, display and service effort to within the following Territory:
Texas

Dealer shall not delete, change, or add to the above Dealer Location(s) without the prior written consent of Hatteras which consent shall not be unreasonably withheld, and Hatteras may consider any relevant factors and consequences as part of the approval process including but not limited to the Dealer’s qualifications and abilities to perform the Agreement obligations from the proposed Dealer location, the effect such a grant would have on the resulting Territory configuration and adjacent Hatteras dealer sales, the Dealer’s financial capabilities to successfully operate the business from the Dealer Location, and whether the Dealer will have adequate personnel to manage the business at the Dealer Location. Dealer shall not sell Products for use by or to a purchaser located outside of the country in which the Dealer is located or sell to others for the purpose of resale without the prior written consent of Hatteras. Dealer shall not utilize the services of a broker or similar agent to sell Product unless such broker is an affiliated third party of Dealer that is located within the Territory and such broker or agent does not consummate or sell any Product and otherwise complies with the requirements of this Agreement. Dealer agrees to provide appropriate facilities and to assume full and complete managerial authority and responsibility for the service of the Products at and from those Dealer Location(s) specified in this Agreement and for the display and retail sale of the Products at and from each Dealer Location. Additionally, Hatteras approves of temporary off-site retail activity within the Territory. Dealer shall not sell or offer for sale other products that are competitive with the Products sold or displayed by Dealer pursuant to this Agreement except for those products currently sold by Dealer as of the date of this Agreement.
     3. Dealer’s Responsibilities: Dealer agrees to:
          A. Devote its best efforts to aggressively promote, display, advertise and sell Products at each Dealer Location in accordance with the terms of this Agreement and all applicable federal, state and local laws. Dealer shall display and utilize at each Dealer Location signs, graphics and image elements with Hatteras Identification as defined herein, in accordance with Hatteras’ standards of performance subject to approval by Hatteras, that will positively reflect the Hatteras image and promote the retail sale of the Products.
          B. Purchase and carry on hand at all times a sufficient inventory of current Products to meet the reasonable demand of customers at each Dealer Location, and Hatteras’ Minimum Stock Requirements as outlined in Exhibit A to this Agreement.
          C. Maintain at each Dealer Location (unless a sales location only, and then service shall be provided at another Dealer Location or associated and authorized Hatteras service facility) a service department that Dealer agrees to staff, train, and equip to promptly and professionally service Products; and to maintain at each Dealer Location parts and supplies to properly service Products on a timely basis.
          D. Perform any and all necessary Product rigging, installation, and inspection Product orientation services prior to delivery to the purchaser as required by Hatteras and perform post-sale service of all Products originally sold by Dealer and brought to Dealer for service. Dealer may be required to provide or arrange for warranty and service work for Product regardless of the selling dealer of the Product or condition of sale. Dealer will provide appropriate instructions to purchasers on how to obtain warranty and service work from the Dealer. Dealer will secure all Product inventory against weathering and damage, and maintain inventory in a like new and unused condition.
          E. Furnish each Product purchaser with Hatteras’ limited warranty on new Products and with information and training as to the safe and proper operation and maintenance of the Product.
          F. Complete and submit Hatteras’ Product registration information and Warranty Awareness Checklist promptly upon delivery of the Products to the purchaser and assist Hatteras in performing Product defect and recall campaigns. In the event Dealer fails to return the registration information to Hatteras as required, Dealer shall indemnify Hatteras against any liability, loss, or damage which Hatteras may sustain directly as a result of such failure. Hatteras will notify Dealer if Hatteras has not received the registration information.
          G. Maintain complete Product sales, warranty and service records, and report to Hatteras upon request the name and address of each Product purchaser to the extent required by applicable law.

          H. Achieve Product sales and service performance in accordance with fair and reasonable standards and sales levels established by Hatteras in consultation with Dealer from time to time as described in Paragraph 14 below.
          I. Submit to Hatteras upon request any additional information or clarifying information regarding Dealer’s financial statements and if necessary, consent to full and open disclosure of financial information concerning Dealer between Hatteras and any financial institution or company which may finance or propose to finance all or part of Dealer’s Product Inventory.
          J. Conduct business in manner that preserves and enhances the reputation and goodwill of both Hatteras and Dealer for providing quality products and services, and refrain from using any false, misleading or deceptive advertising. Submit truthful and accurate statements, reports and information to Hatteras and any financial institution financing or proposing to finance Dealer’s Product inventory or any purchaser.
          K. Maintain an ability to purchase Product inventory via flooring and/or self-financing that is customary to carry on hand and display Hatteras’ current Product models as indicated on Exhibit A to this Agreement.
          L. Allow the application of any rebates, warranty reimbursements or account credits owed to Dealer as an offset against any losses, debts, or monies owed by Dealer to Hatteras, or any parent, affiliate or subsidiary of Hatteras including but not limited to losses or debts applicable to open Products accounts, unpaid retail show space, and to any Hatteras losses relating to Dealer flooring or financing.
          M. Use its best efforts to maintain a CSI rating in compliance with Hatteras’ CSI standards.
          N. Comply with those Dealer obligations that may be imposed or established by Hatteras applicable to all domestic Hatteras Dealers including but not limited to those included in the annual Dealer Programs and Hatteras’ Internet Policy.
          O. Maintain a financial condition which is adequate to satisfy and perform its obligations under this Agreement, including the ability to accept and floor plan trade-in products.
          P. Provide prior written notice to Hatteras if Dealer desires to make any change in Dealer’s financing of its Product inventory or business and give Hatteras sufficient time to discuss and review with Dealer the effect of the proposed change.
          Q. Notify Hatteras of the addition or deletion of any Dealer Location(s) which notification Dealer agrees shall not be deemed a consent by Hatteras to such a proposed change.
     4. Orders: Dealer agrees to submit orders to Hatteras in a manner and format prescribed by Hatteras, applicable to all domestic Hatteras dealers which orders shall be subject to Hatteras’ then current terms and conditions of sale which may be modified by Hatteras at any time for all domestic dealers as deemed reasonably necessary. Any order which does not comply with Hatteras’ terms and conditions need not be filled by Hatteras provided, however, that Hatteras shall promptly notify Dealer of such noncompliance. Any additional or different terms submitted by Dealer will be void and of no effect. Dealer cancellation of orders will be subject to Hatteras’ then current cancellation policy applicable to all domestic Hatteras dealers. All orders submitted by Dealer are subject to acceptance by Hatteras.
     5. Prices: The Products sold to the Dealer by Hatteras shall be on the basis of price lists published by Hatteras from time to time for its domestic dealers, less any applicable discounts allowed by Hatteras’ programs. Hatteras shall have the right to revise the price lists or applicable discounts on programs applicable to all of its domestic dealers at any time (except for any retail contracts submitted by Dealer that have been accepted by Hatteras) and Hatteras agrees to promptly notify Dealer of any such change. Hatteras shall have no obligation to reimburse Dealer for any loss which Dealer may sustain by reason of any change in price, program, or discount for which notice was provided in accordance herewith. Terms of payment will be as specified from time to time by Hatteras. Dealer will pay Hatteras the lesser of 1.5% late charges per month or the maximum permitted by applicable law on any past due invoice except as to any specific amount of an invoice that is disputed in good faith by the Dealer. Hatteras may refuse shipment for any credit reason, including Dealer’s failure to pay for a prior shipment and shall immediately notify Dealer in such event. Dealer will reimburse Hatteras for all reasonable and necessary costs in collecting past due accounts, including attorney fees and court costs. Dealer hereby grants to Hatteras and Hatteras hereby retains a security interest in all Products sold to Dealer and all proceeds arising out of the sale of the Products until such Products are paid for in full. Dealer agrees to sign, file, authenticate, and authorize the signing, filing and authenticating by Hatteras of such financing statements and other documents and do such other acts, as Hatteras may request to establish and maintain a valid and protected security interest in the Products.
     6. Shipments: All shipments of Products shall be made FOB the Hatteras factory designated by Hatteras, at which time title shall pass. Dealer shall pay all applicable shipping, transportation, delivery, and handling charges for Products ordered. If Dealer fails to accept delivery of any Products ordered, other than material non-conforming Products that must be returned to Hatteras for repair, Dealer shall reimburse Hatteras for any costs incurred, including returning such Products to Hatteras. If Hatteras ships Products not ordered by Dealer, Dealer shall have the right to refuse delivery, in which event Hatteras shall pay all costs incurred in returning same to Hatteras. Shipments shall be subject to Hatteras’ production schedule and availability of materials or transportation equipment. No liability shall be sustained by Hatteras by reason of its not filling any order due to circumstances beyond its reasonable control such as, but not limited to, labor disputes, natural disasters, accidents to machinery, acts of God, acts of or threatened acts of war or terrorism, material shortages, regulations, demands for goods exceeding Hatteras’ available supply or any other cause beyond Hatteras control. In the event of any delay in delivery, failure to fill orders or other default or damage caused by any of the foregoing, Hatteras may, at its option and without liability, cancel all or any portion of the applicable orders to the extent affected by the event of force majeure and/or extend any date upon which performance is due hereinunder.
     7. Risk of Loss: Risk of loss for Products ordered by Dealer shall pass to Dealer at the time the Products or parts are tendered to the designated carrier at the Hatteras factory. Hatteras will arrange for insurance from the shipping point to the final delivery point. Dealer will be the loss payee on any claim. Hatteras will assist Dealer in the processing and collection of any claims against the carrier contracted by Hatteras.
     8. Payment — Claims: All sales of Products to Dealer shall be paid for in advance by Dealer, unless otherwise agreed between Hatteras and Dealer. All claims for shortage or damages or unacceptable Product shall be made prior to departure from the Hatteras factory. The failure of Dealer to give such notification shall constitute a waiver of any such claim. Dealer shall cause to be paid or shall make reimbursement to Hatteras in full for any and all taxes, duties, or other charges imposed by federal, state, municipal, or other governmental authority upon Dealer’s purchase under this Agreement.
     9. Product Modification: Hatteras shall have the right to discontinue the sale of Products or to modify the design, specifications and components of Products at any time provided, however, that Hatteras shall notify Dealer, prior to shipment, of any major changes with respect to Products previously ordered by Dealer but not yet delivered, in which event Dealer shall have the right to terminate such order within five (5) business days after such notification by providing written notice to Hatteras. The failure to provide such timely written notification shall be deemed acceptance by Dealer of such changes.
     10. Warranties and Limitation of Warranties:
          10.1 Warranties: Dealer agrees to:
          A. Sell Products only on the basis of Hatteras’ published applicable Limited Warranty and make no other warranty or representations concerning the limited warranty, express or implied, either verbally or in writing.
          B. Display at each Dealer Location that Product warranty information required by applicable law and furnish and make known to the first-use purchaser at the time of delivery the appropriate operations and maintenance manual provided by Hatteras, instructional information for the use and operation of the Product consistent with the operations and maintenance manual, the Product installation instructions, if any, together with Hatteras’ written limited warranty, including all disclaimers and limitations thereto.
          C. Subject to the terms of the applicable limited warranty, expressly inform the purchaser in writing that no Hatteras warranty applies if the Product is “used”, which includes personal or substantial demonstration use (except for reasonable sea trials and demos for prospective customers or for marketing purposes at a Dealer rendezvous) by the Dealer unless Hatteras expressly authorizes such warranty in writing. No Product warranty shall apply if the design or material of the Product is substantially modified without the express authorization of Hatteras in writing.
          D. Provide timely warranty service on all Product presented to Dealer by purchasers in accordance with Hatteras’ then current warranty service program applicable to all domestic Hatteras dealers selling comparable Products. Dealer agrees to make all claims for reimbursement under Hatteras’ warranty service program in the manner reasonably prescribed by Hatteras. Hatteras may revise its warranty service program from time to time, providing Dealer with written notification of all revisions, and those revisions will supersede all previous programs.
          E. To verify the accuracy of the warranty claims submitted to Hatteras by Dealer and the service provided by Dealer with regard to such warranty claims, provide Hatteras with access to its applicable books and records, and provide such additional documentation which Hatteras may reasonably request. In the event Hatteras finds errors in the aggregate greater than 5% of reviewed claims submitted by Dealer and paid by Hatteras, Hatteras may calculate the percentage rate of error; and using that percentage rate of error, extrapolate the amount owed to Hatteras for up to three (3) prior years of all paid claims made by Hatteras to Dealer. Within thirty (30) days of such notice of such amount, Dealer shall either pay the extrapolated amount to Hatteras or pay the cost of a full audit by Hatteras or Hatteras’s designee or at Dealer’s option and expense, a third party auditor reasonably acceptable to Hatteras and Dealer and pay to Hatteras that amount, if any, found to be owing to Hatteras as a result of such audit. Hatteras agrees to honor all legitimate warranty claims on Products when made by purchaser through Dealer in the manner reasonably prescribed by Hatteras. Hatteras shall respond to all proper and legitimate warranty claims submitted by Dealer within the time period described in the terms of the Warranty Program. Hatteras agrees to pay or credit all accepted and undisputed claims within thirty (30) days after receipt of all required documentation.
     10.2 Limitation of Warranties.
          EXCEPT AS SPECIFICALLY PROVIDED IN HATTERAS’ PUBLISHED APPLICABLE LIMITED WARRANTY, HATTERAS MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO PRODUCTS, INCLUDING WITHOUT LIMITATION THE IMPLIED WARRANTIES OF MERCHANTIBILITY AND FITNESS FOR A PARTICULAR PURPOSE.
     11. Indemnification.
          A. In order to obtain preferred boat show space at discounted rates for Dealers, Hatteras may contract with and agree to indemnify boat show sponsors and other related parties. Accordingly, Dealer shall defend, indemnify and hold harmless Hatteras, and any boat show sponsor which Hatteras has agreed to indemnify, from any and all claims, causes of action, and suits, including claims of negligence arising either directly or indirectly out of Dealer’s use of boat show space originally obtained by Hatteras.
          B. Hatteras agrees to indemnify and hold harmless Dealer for losses, cost and expense to the extent such losses, cost or expense result from any third party claim related to its negligent acts or omissions involving the original design or manufacture of any Product at the time it left Hatteras’ possession or control, the repair of any Product performed by Hatteras or any breach of this Agreement. Hatteras, at its expense and through counsel of its own choosing, may defend any litigation that may arise out of any claims covered hereby, and Dealer agrees to cooperate at its own expense and provide Hatteras with any available information as may be reasonably necessary to such defense. In the event Hatteras elects not to defend any litigation that may arise out of any claims covered hereby, Hatteras will be responsible for Dealer’s reasonable attorney fees on a pro-rated basis to the extent such losses are subject to indemnification pursuant to this Agreement. These obligations shall survive the expiration or termination of this Agreement.
          C. Dealer agrees to indemnify and hold harmless Hatteras for losses, cost and expense to the extent such losses, cost or expense result from any third party claim related to its negligent acts or omissions involving Dealer’s improper application, use or repair of the Products, statements or representations not specifically authorized by Hatteras, including warranties inconsistent with Hatteras’ standard limited warranty, and the installation of any after market components or any other modification or alteration to the Product, or any breach of this Agreement. Dealer, at its expense and through counsel of its own choosing, may defend any litigation that may arise out of any claims covered hereby, and Hatteras agrees to cooperate at its own expense and provide Dealer with any available information as may be reasonably necessary to such defense. In the event Dealer elects not to defend any litigation that may arise out of any claims covered hereby, Dealer will be responsible for Hatteras’ reasonable attorney fees on a pro-rated basis to the extent such losses are subject to indemnification pursuant to this Agreement. These obligations shall survive the expiration or termination of this Agreement.
          D. The provisions in this Paragraph 11 regarding indemnification do not apply to claims by third parties in which there has been a judicial determination the indemnifying party does not have liability to the third party.
     12. Repossession or Repurchase of Product by Hatteras: Dealer shall be liable to and reimburse Hatteras for any and all losses or deficiencies on the sale or disposition of any Product purchased by Dealer pursuant to this Agreement which is repossessed or repurchased by Hatteras for any reason whatsoever, except as contemplated in 16G hereof. Dealer shall also be liable for any and all discounts, volume rebates, or other sales incentives paid to Dealer on Product repurchased, and all reasonable attorney’s fees, court costs, and expenses incurred in connection with such repossession or repurchase. Dealer agrees to provide Hatteras, upon request, guarantees or other adequate security to cover any repurchase or financial obligations that Hatteras may assume in connection with Dealer’s flooring or financing.
     13. Trademarks and Service Marks: Dealer acknowledges that Hatteras or its affiliated companies are the exclusive owners of various trademarks, service marks, trade designations, logos and trade dress (collectively “Identification”) which Hatteras uses in connection with Products and its business. Dealer is authorized to use Identification only in the manner prescribed by Hatteras, only in connection with the promotion and sale of Products, and only until the expiration or termination of this Agreement. Dealer shall not use Hatteras or other identification in the name of the Dealer’s business or any other trade name of the Dealer. Dealer shall not use Identification in any unauthorized manner or in any manner that adversely reflects upon the reputation of Hatteras or in relation to any other matter that is a breach of this Agreement. Dealer shall not use Identification or intentionally advertise outside of the Territory to the extent prohibited by the terms of this Agreement, without Hatteras’ express written consent and shall comply with Hatteras’ announced Internet Policy. Authorization shall not be interpreted as a license for use of Identification. Dealer acquires no proprietary rights with respect to Identification, and this authorization shall terminate simultaneously with the termination or expiration of this Agreement. In the event of expiration or termination of this Agreement, Dealer shall immediately discontinue use of Identification in any way whatsoever and shall thereafter not use, either directly or indirectly, any Identification or any confusingly similar Identification in a manner likely to confuse, mistake, or deceive the public. Dealer may continue to use Identification for a reasonable period of time in the event Hatteras does not repurchase Dealer Product inventory as long as such Identification use remains subject to the terms of this Agreement.
     14. Performance Standards: Hatteras, after consultation with Dealer, will establish fair and reasonable standards of sales performance for the Dealership. Such standards are based on factors such as population, sales potential, market share percentage of the Products sold in the Territory as compared to competitive products sold in the Territory, economic conditions at the Dealer Location(s), competition from other marine dealerships in the area, past sales history, number of locations, and any special circumstances that may affect the sale of Products or the Dealer. Sales performance under this Agreement for the Product model year indicated is agreed to as shown on attached Exhibit B, the Dealer Commitment Acknowledgment.

[****] — CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.
     15. No Agency Created: It is understood and agreed that Dealer is not, nor shall it at any time represent itself to be, the agent, employee, representative, partner, or franchisee of Hatteras for any purpose. Dealer shall not enter into any contract or commitment in the name of or on behalf of Hatteras. Hatteras has no fiduciary duty to Dealer pursuant to this Agreement or the relationship between the parties. Dealer is not required to pay, and shall not pay, to Hatteras any fee for the right to purchase the Products.
     16. Term of Agreement — Termination:
          A. Upon execution by Hatteras, the term of this Agreement shall be from August 1, 2006 until July 31, 2007 (hereinafter the “Term”) subject, however, to the provisions set forth below and in Paragraph 18 that provide for earlier termination.
          B. This Agreement may be terminated by Hatteras upon the giving of at least sixty (60) days prior written notice to Dealer when: (1) Dealer fails or refuses to place a minimum stocking order of Products, as outlined in the then current Agreement applicable to all domestic Hatteras dealers or (2) Dealer fails to meet its financial obligations as they become due to either Hatteras or lender(s) financing Products. Sale of Product to Dealer after termination shall not be deemed renewal or extension of this Agreement.
          C. This Agreement may be terminated at any time by the mutual consent of the parties.
          D. Either party may, upon sixty (60) days written notice to the other stating the reasons therefore, terminate this Agreement upon the other party’s breach or default in any of the material obligations, performance standards, covenants, representations, warranties, or duties imposed herein or in the Dealer Programs and provided that the breach or default has not been cured during the notification period. For those matters in which a cure cannot be completed within the notification period, Dealer must begin good faith efforts to cure within the notification period and there must be complete cure within a reasonable period of time. If the breach or default is not subject to cure (such as the commission of an act of bad faith), this Agreement may be terminated immediately, effective upon notice to the breaching or defaulting party.
          E. This Agreement may be immediately terminated by a party upon written notice to the other party if any of the following occur with regard to the other party: (1) the other party ceases to exist; (2) the other party becomes insolvent or takes or fails to take any action which constitutes an admission of inability to pay debts as they mature; (3) the other party makes a general assignment for the benefit of creditors to an agent authorized to liquidate any substantial amount of assets; (4) the other party becomes a subject of an “order for relief” within the meaning of the United States Bankruptcy Code; (5) the other party applies to a court for the appointment of a receiver for any assets or properties; (6) the other party makes a fraudulent misrepresentation that is material to this Agreement; This Agreement may be terminated immediately by Hatteras upon the occurrence of a prohibited assignment, delegation or subcontracting without consent as described in Paragraph 18A below or the commission by Dealer of any act of fraud upon Hatteras, which is material to this Agreement.
          F. This Agreement may be terminated by Hatteras (notwithstanding and in addition to the provisions of subparagraph D and other subparagraphs) upon the giving of at least fifteen (15) days prior written notice to Dealer where there are unpaid sums due and owing to Hatteras that remain unpaid, in whole or part, at the end of such notice period, unless such amount is disputed in good faith by Dealer.
          G. On or before the termination of this Agreement, Dealer shall provide written notice to Hatteras of all Products subject to possible repurchase by Hatteras, including Product serial numbers and the Dealer’s net purchase price for each Product. Upon the termination of this Agreement (including expiration and failure to extend this Agreement or enter into a new agreement), Dealer shall offer to sell to Hatteras or Hatteras’ designee, at Dealer’s net purchase price (not including transportation, insurance, freight, or financing costs), less any discounts, sales incentives or rebates previously paid by Hatteras’ program and a 10% restocking fee (“Dealer Purchase Price”), Dealer’s entire stock of Products in a new, unused and undamaged condition. Hatteras shall have thirty (30) days after the termination of this Agreement to inspect the Products and determine if it will purchase at its option, any or all of the Products of Dealer, which election shall be provided by a written notice given to Dealer. If Hatteras terminates this Agreement prior to its expiration date without cause, Hatteras will [****].

[****] — CERTAIN INFORMATION ON THIS PAGE HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.
Except as expressly described herein, Hatteras shall not be obligated to repurchase Products if this Agreement is terminated or expires or is not renewed. Notwithstanding the above, if Hatteras [****] where Dealer terminates the Agreement for cause or this Agreement expires and the parties fail to extend this Agreement or enter into a new agreement, and [****] where Hatteras terminates this Agreement for cause. Dealer shall sell such Products to Hatteras or its designee, and such repurchase is conditional upon Dealer’s ability to sell such Products, with good and merchantable title, free and clear of all liens and encumbrances, and in the condition that such Products were at the time of Hatteras’ inspection, if applicable. Dealer shall deliver all title documentation reasonably requested by Hatteras, and Dealer shall execute a limited power of attorney on behalf of Hatteras for purposes of executing all necessary title documentation. Payment for purchased Product shall be, at Hatteras’ option, by credit, offset, or payment made to Dealer within ten (10) days after Hatteras’ acceptance of the purchased Product or as otherwise agreed.
          H. If Hatteras terminates or Hatteras and Dealer mutually terminate this Agreement prior to its expiration date, provided the termination is not for quality of warranty service, fraud, bad faith, or financial instability or insolvency of Dealer, Hatteras will nevertheless continue to sell warranty parts and accessories for Products on a cash on delivery basis for a period not to exceed twelve (12) months in order that Dealer may continue to provide warranty service on Products which have outstanding warranties subject to Dealer’s compliance with the terms and conditions of Hatteras’ warranty and parts program applicable to all domestic Hatteras dealers. The performance of any warranty work after termination of this Agreement shall not be construed as a continuation of this Agreement, the commencement of a new agreement, or a waiver of the termination.
          I. Prior to the expiration of the Term, either party may terminate this Agreement upon the giving of at least ninety (90) days prior written notice to the other party (which notice may be given prior to the end of the Term) of its intent not to enter into a new Agreement.
          J. Any period of time described in the Agreement shall be modified to include such different period of time that may be required by applicable law.
          K. In the event of termination of this Agreement by either party, Hatteras is relieved from any obligation to make any further Product shipments under this Agreement, and may cancel all of Dealer’s unshipped orders for Products, irrespective of previous acceptance by Dealer, except those which are proved to Hatteras’ reasonable satisfaction to have been the subject of a binding customer order to Dealer prior to the receipt of any notice of termination. The acceptance of orders from Dealer for the continuous sale of Products to Dealer or any other act after termination of this Agreement shall not be construed as a continuation of this Agreement, the commencement of a new agreement, or a waiver of the termination. Upon the termination of this Agreement, all obligations owed by Dealer to Hatteras shall become immediately due and payable on the effective date of the termination, whether otherwise then due or not (without presentment, demand, protest or notice of any kind, all of which are waived by Dealer); and Hatteras may offset or deduct from any and all sums owed to Dealer any and all sums owed by Dealer to Hatteras, or any parent, affiliate or subsidiary of Hatteras, returning to Dealer the excess, if any.
     17. Governing Law: This Agreement has been signed by Dealer on the date reflected below, and shall become binding upon the execution by Hatteras at its headquarters in North Carolina, U.S.A. This Agreement shall be governed, interpreted and construed according to the laws of the State of North Carolina, U.S.A., without regard to applicable conflicts of law.
     18. Assignability:
          A. This appointment and Agreement is made and entered into with the distinct understanding that it is personal with the Dealer and is not, whether by operation of law or otherwise, assignable or in any part delegable or transferable unless the express written consent of Hatteras is obtained provided however that Dealer may assign the appointment and the Agreement to a subsidiary or affiliate without consent. Unless first approved by Hatteras in writing, any purported assignment, delegation or subcontracting of Dealer’s rights and obligations under this Agreement by Dealer (other than to a subsidiary or affiliate) may immediately render this Agreement terminated in Hatteras’ sole discretion.

          B. Hatteras may not assign this Agreement without the prior written consent of Dealer, except that no such consent is necessary with respect to assignment of this Agreement to any Hatteras subsidiary or affiliate. An assignment by Hatteras to any subsidiary or affiliate shall not relieve Hatteras from any obligation or responsibility provided for under the terms of this Agreement. Upon any sale of the business or the assets of Hatteras to a nonaffiliated third party, and where Dealer does not agree to the assignment, this Agreement shall be terminated. Hatteras shall be released from any further obligations and liabilities to supply Products to Dealer under this Agreement.
     19. Notices, Communications:
          A. Any written notice given pursuant to this Agreement shall be either hand delivered (by courier or otherwise), or mailed, postage prepaid, by Registered or Certified Mail, return receipt requested, to the party identified below at the respective address listed below. Notice may also be given by fax if a copy is also mailed in the manner described herein. Such notice shall be deemed to be given upon first receipt. A change of address may be given by such notice.

To Hatteras: Jan Boone	To Dealer: William H. McGill, Jr.
VICE PRESIDENT SALES	PRESIDENT
Hatteras Division of Brunswick Corp.	MarineMax, Inc.
110 North Glenburnie Road	18167 US Highway 19 North, Suite 300
New Bern, North Carolina 28560	Clearwater, Florida 33764

With a copy to:	With a copy to:

Brunswick Boat Group Legal Department	MarineMax, Inc.
Attention: H. Douglas Kitts	Legal Department
800 S. Gay Street, Suite 1700	Attention: Paulee Day
Knoxville, Tennessee 37929	18167 US Highway 19 North, Suite 300
Tel: (865) 582-2200	Clearwater, Florida 33764
Fax: (865) 582-2399	Tel: (727) 531-1700
Fax: (727) 450-1162
          B. Dealer hereby grants permission and consent to Hatteras and to those entities who are authorized by Hatteras to send or transmit communications (including but not limited to facsimiles, wireless communications, and e-mails) to Dealer and Dealer’s officers, directors, employees, subsidiaries and affiliates, and their permitted successors and assigns. Such communications are not limited in content and may include advertisements, and Dealer understands that by providing such consent it may incur costs that are related to the receipt of such communications. Dealer further agrees that such communications may be sent to any telephone number or electronic media address applicable to those who have herein granted consent.
     20. Entire Agreement — Non-Waiver: This Agreement contains the entire agreement between the parties with respect to the matters set forth herein and may not be amended or modified except by a written instrument signed by Hatteras and Dealer that expressly states that the writing constitutes a rider or modification to this Agreement, provided that, subject to the provisions of this Agreement, Hatteras may in its sole discretion and from time to time make changes in accordance with its own reasonable business judgment to Dealer Programs, policies, programs and Hatteras’s Internet Policy applicable to all domestic Hatteras dealers upon the giving of notice to Dealer. This Agreement terminates and replaces all prior agreements made between the parties and there are no other agreements regarding the matters herein provided that each party shall remain obligated to the other for any monies owed under such prior agreements between the parties; and except for payments to be made to Dealer in the ordinary course of business or claims of third parties, there are no other monies, claims, or actions which may give rise to or result in any compensation or monies being owed to Dealer by Hatteras. Failure on the part of Hatteras or Dealer to enforce any term of this Agreement shall not constitute a waiver thereof. The Dealer Programs and its content as well as the Hatteras Internet Policy is incorporated herein by reference.

     21. Severability – Existing Claims: Whenever possible, each paragraph of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any portion of this Agreement is deemed invalid or unenforceable, the remaining sections shall still be enforceable unless removal of that portion so materially alters the risks and benefits to either party that enforcement would be substantially unfair. In such a case, the parties agree to immediately negotiate a substitute clause to restore each party as closely as possible to the risks and benefits originally assumed. Dealer represents to Hatteras that it is not aware of any claims, causes of action, or disputes that it has or may assert against Hatteras that arise out of or have accrued prior to the effective date of this Agreement. Dealer further represents to Hatteras that it has not breached or otherwise violated any term or condition of any previous Agreement with Hatteras.
     22. Disputes: All disputes, controversies or claims connected with, arising out of, or relating to this Agreement, or any modification, extension or renewal thereof, or to any causes of action that result from such relationship, shall be subject exclusively to the remedy of arbitration described herein, including but not limited to sums due under this Agreement, the interpretation, performance or nonperformance of this Agreement, and claim for damages or rescission, a breach of default of this Agreement, the creation, termination or nonrenewal of this Agreement (such as a dispute regarding the causes, validity or circumstances of the termination, nonextension, or nonrenewal), and trade regulations or antitrust claims, whether such controversies or claims are in law or equity or include claims based upon contract, statute, tort or otherwise. All controversies shall be conducted in accordance with the American Arbitration Association Commercial Arbitration Rules.
          The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. § 1-16, as amended, and judgment upon the award rendered by the arbitrator may be entered by any court having jurisdiction thereof. The place of the arbitration shall be at Raleigh, North Carolina. Dealer consents to personal jurisdiction of such court, including the federal and state courts located in the State of North Carolina. The arbitrator is not empowered to and shall not award damages in excess of actual damages and in no event shall the arbitrator award punitive, special or consequential damages, or prejudgment interest.
          This paragraph shall survive the expiration or termination of the Agreement.
          Except for sums owing to Hatteras all arbitration claims and proceedings must be instituted within one (1) year after the cause of action arises, and the failure to institute arbitration proceedings within such period shall constitute an absolute ban to the institution of any proceedings and a waiver and relinquishment of all such claims.
     23. Guarantee: As a condition for Hatteras’ entering into this Agreement, the parent of Dealer has signed this document as evidence of its irrevocable guarantee of the Dealer’s performance of all the financial duties and financial obligations provided for in this Agreement.
     24. Reservation of Rights: Hatteras grants to Dealer only those rights expressly stated in this Agreement. Except to the extent otherwise expressly provided in this Agreement, Hatteras retains all rights. This Agreement does not concern any other brands or products, except the Hatteras Products defined in Paragraph 1. Hatteras and/or its affiliates reserve the right to own, acquire, manage, sell, display or service other products and other brands in any area (including the Territory) including those that may compete with Products.
     25. Confidentiality. Each party shall maintain as confidential all proprietary business information, trade secrets and all materials containing confidential business information provided by such party to the other party, including but not limited to customers, vendors, inventions, concepts, designs, structures, formulas, processes, financial information, employees, strategic plans, acquisition plans or other business affairs of the disclosing party. Dealer acknowledges that Hatteras is a division of Brunswick Corporation, and accordingly subsidiaries, affiliates and other divisions of Brunswick Corporation may be given access or have access to confidential business information received in connection with this Agreement, and such disclosure does not constitute a breach of this Paragraph. Each party, on behalf of its directors, officers, employees and agents to whom such information and materials are disclosed, agree that it shall keep such information and materials confidential both during and after the term of this Agreement for a period of three (3) years provided that if any such information or material is a trade secret, then the obligations under this Paragraph shall survive the termination of this Agreement for the longer of five (5) years or the length of time such information remains a trade secret.

     These obligations of confidentiality do not apply to any information which (1) was known to the receiving party prior to receipt from the disclosing party; (2) is independently developed by the receiving party, provided that the burden of proof of such independent development shall be on the receiving party; (3) is or becomes publicly known without the fault of the receiving party; (4) is or becomes rightfully available to the receiving party without confidential restriction from a source not bound by a confidentiality obligation to the disclosing party; (5) is required by law to be disclosed or pursuant to court or government action provided, the disclosing party is given reasonable prior notice of such disclosure; or (6) is disclosed pursuant to agreement of the parties.
     26. Miscellaneous: In case of any dispute relating to the rights and duties imposed by this Agreement, both parties will openly discuss and make reasonable efforts at amicable resolution. Except as expressly described to the contrary in this Agreement, the rights and remedies of each party are not exclusive. Unless otherwise provided, where either party has a right to make a determination or pursue or not pursue a particular course of action under the terms of this Agreement, such as, for example granting consent or approval, such determinations and decisions shall be made by such party in its sole discretion. As defined herein, a domestic Hatteras dealer shall be an authorized Hatteras dealer whose territory is located solely within the continental Unites States.
     IN WITNESS WHEREOF, Hatteras and Dealer have executed this Agreement as of the date first above written.

HATTERAS YACHTS DIVISION OF BRUNSWICK CORPORATION		MARINEMAX MOTOR YACHTS, LLC

BY: NAME:	/s/ Jan Boone Jan Boone	BY: NAME:	/s/ Michael H. McLamb Michael H. McLamb
TITLE:	Vice President – Sales	TITLE:	Secretary
DATE:	February 2, 2007	DATE:	January 29, 2007

MARINEMAX, INC.

		BY:	/s/ Michael H. McLamb

		NAME:	Michael H. McLamb
		TITLE:	Secretary
		DATE:	January 29, 2007

