Form 10-Q
period 2007-06-30
MARINEMAX INC
filed 2007-08-02
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.
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
Yes ☐          No ☑
The number of outstanding shares of the registrant’s Common Stock on July 27, 2007 was 18,806,341.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenue	$421,348	$379,780	$889,919	$940,585
Cost of sales	321,089	291,248	676,737	721,479

Gross profit	100,259	88,532	213,182	219,106

Selling, general, and administrative expenses	65,229	63,541	155,789	180,931

Income from operations	35,030	24,991	57,393	38,175

Interest expense	5,900	7,458	12,955	21,545

Income before income tax provision	29,130	17,533	44,438	16,630

Income tax provision	11,607	3,636	17,663	3,187

Net income	$17,523	$13,897	$26,775	$13,443

Basic net income per common share	$0.95	$0.75	$1.49	$0.73

Diluted net income per common share	$0.90	$0.73	$1.42	$0.70

Weighted average number of common and common equivalent shares used in computing net income per common share:

Basic	18,476,365	18,440,752	17,930,991	18,368,482

Diluted	19,426,294	19,034,148	18,900,843	19,086,507

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,113	$25,327
Accounts receivable, net	57,589	72,043
Inventories, net	462,847	491,656
Prepaid expenses and other current assets	8,445	9,241
Deferred tax assets	4,486	5,515

Total current assets	558,480	603,782

Property and equipment, net	122,215	118,447
Goodwill and other intangible assets, net	116,195	121,182
Other long-term assets	4,673	4,752

Total assets	$801,563	$848,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,398	$30,635
Customer deposits	17,170	28,578
Accrued expenses	24,415	30,716
Short-term borrowings	321,500	339,994
Current maturities of long-term debt	4,532	4,375

Total current liabilities	405,015	434,298

Deferred tax liabilities	11,639	11,774
Long-term debt, net of current maturities	32,654	27,542
Other long-term liabilities	2,368	2,484

Total liabilities	451,676	476,098

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2006 and June 30, 2007	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,529,524 and 18,747,176 shares issued and outstanding at September 30, 2006 and June 30, 2007, respectively	19	19
Additional paid-in capital	156,618	165,785
Retained earnings	200,306	213,749
Accumulated other comprehensive income	507	75
Treasury stock, at cost, 336,300 shares held at September 30, 2006 and June 30, 2007	(7,563)	(7,563)

Total stockholders’ equity	349,887	372,065

Total liabilities and stockholders’ equity	$801,563	$848,163

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net income	$17,523	$13,897	$26,775	$13,443

Other comprehensive income:
Change in fair market value of derivative instruments, net of tax of $282 and $21 for the three months ended June 30, 2006 and 2007, respectively, and net of tax of $432 and tax benefit of $270 for the nine months ended June 30, 2006 and 2007, respectively	451	33	690	(432)
Reclassification adjustment for losses included in net income, net of tax of $65 for the three months ended June 30, 2007, and net of tax of $52 for the nine months ended June 30, 2007	—	(103)	—	(84)

Comprehensive income	$17,974	$13,827	$27,465	$12,927

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

BALANCE, September 30, 2006	18,529,524	$19	$156,618	$200,306	$507	$(7,563)	$349,887

Net income	—	—	—	13,443	—	—	13,443
Shares issued under employee stock purchase plan	78,665	—	1,631	—	—	—	1,631
Shares issued upon exercise of stock options	135,507	—	1,445	—	—	—	1,445
Stock-based compensation	3,480	—	5,367	—	—	—	5,367
Tax benefits of options exercised	—	—	724	—	—	—	724
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(432)	—	(432)

BALANCE, June 30, 2007	18,747,176	$19	$165,785	$213,749	$75	$(7,563)	$372,065

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,775	$13,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,875	7,382
Deferred income tax provision (benefit)	2,513	(894)
Gain on sale of property and equipment	(73)	(1,044)
Gain on involuntary conversion of property and equipment	—	(613)
Stock-based compensation expense	3,933	5,367
Tax benefits of options exercised	1,093	724
Excess tax benefits from stock-based compensation	(937)	(494)
(Increase) decrease in —
Accounts receivable, net	(44,344)	(14,454)
Inventories, net	1,852	(28,809)
Prepaid expenses and other assets	(1,974)	(1,346)
Increase (decrease) in —
Accounts payable	17,004	(6,763)
Customer deposits	(10,646)	11,408
Accrued expenses and other liabilities	10,457	6,417

Net cash provided by (used in) operating activities	11,528	(9,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business investment	(4,007)	—
Purchases of property and equipment	(8,258)	(6,914)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(81,275)	(4,847)
Proceeds from sale of property and equipment	95	2,849
Proceeds from involuntary conversion of property and equipment	—	2,007

Net cash used in investing activities	(93,445)	(6,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	72,229	18,494
Borrowings of long-term debt	12,240	—
Repayments of long-term debt	(4,020)	(5,269)
Net proceeds from issuance of common stock under option and employee purchase plans	3,635	3,076
Excess tax benefits from stock-based compensation	937	494
Purchases of treasury stock	(2,162)	—

Net cash provided by financing activities	82,859	16,795

NET INCREASE IN CASH AND CASH EQUIVALENTS	942	214
CASH AND CASH EQUIVALENTS, beginning of period	27,271	25,113

CASH AND CASH EQUIVALENTS, end of period	$28,213	$25,327

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$11,637	$20,407
Income taxes	$8,927	$18,169

Supplemental schedule of non-cash investing activities:
Common stock issued in connection with business acquisitions	$22,418	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Company Background
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2007 we operated through 88 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     We have dealer agreements with Sea Ray, Boston Whaler, Meridian, Cabo Yachts, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Ferretti Group, Bertram, Grady White, and Azimut. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
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
     As is typical in the industry, we deal with manufacturers, other than Sea Ray and Hatteras Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

2. Basis of Presentation
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods.
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
3. New Accounting Pronouncements
     During May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” (SFAS 3). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of our 2007 fiscal year did not have an effect on our condensed consolidated financial statements.
     During June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. The adoption of EITF 06-3 during the first quarter of our 2007 fiscal year did not have an effect on our condensed consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in our condensed consolidated statements of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the first quarter of our 2007 fiscal year did not have an effect on our condensed consolidated financial statements.
4. Acquisitions
     During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. During the March 2007 quarter, we adjusted the purchase price allocation and determined the final fair value of acquired intangible assets based on a third-party valuation, which resulted in the recognition of approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements).
     During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, which expands our ability to serve consumers in the Northeast boating community. During the March 2007 quarter, to protect our interests, we filed a lawsuit against the sellers of Surfside requesting payment of sums we believe were owed to us. Subsequent to the filing of our lawsuit, the sellers of Surfside filed an answer and counterclaim, among other things, demanding the release of the 100,000 shares of common stock held in escrow as security under the Asset Purchase Agreement. We and the sellers of Surfside resolved the dispute related to the acquisition, the net result of the resolution was that during the June 2007 quarter we collected certain working capital adjustments and accounts receivable that, per the terms of the acquisition documents, were due us. As of June 30, 2007, we finalized the purchase price allocation and fair value of acquired intangible assets based on a third-party valuation, which resulted in approximately $40.0 million of tax deductible goodwill and approximately $16.3 million of tax deductible indefinite-lived intangible assets (dealer agreements).
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
     The carrying amounts of goodwill and identifiable intangible assets for the period from September 30, 2006 to June 30, 2007 are as follows (amounts in thousands):

		Identifiable
	Goodwill	Intangible Assets	Total
Balance, September 30, 2006	$94,068	$22,127	$116,195
Changes during the period	3,378	1,609	4,987

Balance, June 30, 2007	$97,446	$23,736	$121,182

     Goodwill and identifiable intangible asset changes during the period relate to the adjustments of purchase price allocations and fair values of acquired intangible assets on the Port Arrowhead Group and Surfside acquisitions based on third-party valuations and the payment of an earn out provision of approximately $326,000 in accordance with the June 2003 Sundance Marine, Inc. Asset Purchase Agreement.
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
     From time to time, we enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the time the contracts are entered into until actual delivery date of the inventory and corresponding payments are made. At June 30, 2007, we had no outstanding contracts. For closed contracts related to inventory on hand at June 30, 2007, we recorded approximately $26,000 of unrealized gains as a contra inventory on the condensed consolidated balance sheet. These unrealized gains will be recognized as a reduction to the cost of sale when the related boat is sold. All of the existing gains are expected to be reclassified into earnings in the next 12 months as the related boats are sold.
     We have entered into an interest rate swap agreement with a notional amount of $4.0 million, maturing in June 2015, which is designated as a cash flow hedge and which effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At June 30, 2007, the swap agreement had a fair value of approximately $122,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.
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

     During June 2007, we entered into an amendment of our existing credit facility, which modified the definition of “Fixed Charges Coverage Ratio” and extended the term of the existing credit facility with the same lenders. The amended credit facility matures in May 2012, with two one-year renewal options. As of June 30, 2007, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $148.3 million.
8. Stockholders’ Equity
     We issued a total of 217,652 shares of our common stock in conjunction with our 1998 Incentive Stock Plan (1998 Plan), our 2007 Incentive Stock Plan (2007 Plan), and our Employee Stock Purchase Plan (ESPP) during the nine months ended June 30, 2007. Until replaced by our 2007 Incentive Stock Plan, our 1998 Plan and 2007 Plan provided for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
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
     During the nine months ended June 30, 2006 and 2007, we recognized stock-based compensation expense of approximately $3.9 million and $5.4 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2006 and 2007, were approximately $1.1 million and $725,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the nine months ended June 30, 2006 and 2007, was approximately $3.6 million and $3.1 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
10. Incentive Stock Plans
     During February 2007, our stockholders voted in favor of a proposal to approve our 2007 Incentive Stock Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards, (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods becoming fully vested at either the end of the first year or the end of year five. To date, we have not settled or been under any obligation to settle any awards in cash.

     The following table summarizes option activity for the period from September 30, 2006 through June 30, 2007:

			Aggregate Intrinsic		Weighted Average
	Shares Available		Value (in	Weighted Average	Remaining
	for Grant	Options Outstanding	thousands)	Exercise Price	Contractual Life
Balance at September 30, 2006	394,728	2,364,538	$22,583	$16.80	5.9
Options authorized	1,000,000	—
Options granted	(110,000)	110,000		$26.67
Options cancelled	165,894	(165,894)		$21.34
Restricted stock units	(222,100)	—
Options exercised	—	(135,507)		$10.67

Balance at June 30, 2007	1,228,522	2,173,137	$11,782	$17.38	5.4

Exercisable at June 30, 2007	—	993,786	$7,907	$13.11	3.5

     The weighted-average grant date fair value of options granted during the nine months ended June 30, 2006 and 2007, was $12.55 and $12.56, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2007, was approximately $4.9 million and $1.8 million, respectively.
     As of June 30, 2007, there was approximately $5.1 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options vested during the nine months ended June 30, 2006 and 2007, was approximately $1.0 million and $1.5 million respectively.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%	4.6%	4.7%
Volatility	43.4%	43.1%	44.5%	42.6%
Expected life	4.5 years	7.5 years	4.5 years	6.4 years
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

     We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan, during fiscal 2006 and 2007. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	5.0%	4.7%	5.1%
Volatility	36.6%	44.1%	34.0%	40.9%
Expected life	six-months	six-months	six-months	six-months
12. Restricted Stock Awards
     During the first quarter of fiscal 2006 and fiscal 2007, we granted non-vested (restricted) stock awards and restricted stock units, respectively, (collectively restricted stock awards), to certain key employees pursuant to the 1998 Plan, which vest as to one-third on each of the third, fourth, and fifth anniversaries of the date of grant. The stock underlying the vested restricted stock units will be delivered upon vesting.
     The fair value of the restricted stock awards granted in fiscal 2006 and 2007 is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2006 through June 30, 2007:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested balance at September 30, 2006	278,000	$28.18
Changes during the period
Awards granted	222,100	$28.44

Non-vested balance at June 30, 2007	500,100	$28.30

     As of June 30, 2007, there was approximately $8.9 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years.

13. Earnings Per Share
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Weighted average common shares outstanding used in calculating basic earnings per share	18,476,365	18,440,752	17,930,991	18,368,482
Effect of dilutive options	949,929	593,396	969,852	718,025

Weighted average common and common equivalent shares used in calculating diluted earnings per share	19,426,294	19,034,148	18,900,843	19,086,507

     Options to purchase 180,200 and 721,400 shares of common stock were outstanding for the three months ended June 30, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive. Options to purchase 207,400 and 692,900 shares of common stock were outstanding for the nine months ended June 30, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive.
14. Contingencies
     We are party to various legal actions arising in the ordinary course of business. During the March 2007 quarter, we received the final ruling involving a lawsuit award that we were appealing, which upheld certain aspects of the original ruling. During the March 2007 quarter, we paid $2.0 million in settlement of this lawsuit, which relieved the related litigation accrual that was established during prior periods.
     During the March 2007 quarter, to protect our interests, we filed a lawsuit against the sellers of Surfside requesting payment of sums we believe were owed to us. Subsequent to the filing of our lawsuit, the sellers of Surfside filed an answer and counterclaim, among other things, demanding the release of the 100,000 shares of common stock held in escrow as security under the Asset Purchase Agreement. We and the sellers of Surfside resolved the dispute related to the acquisition, the net result of the resolution was that during the June 2007 quarter we collected certain working capital adjustments and accounts receivable that, per the terms of the acquisition documents, were due us.
     Associated with the December 2006 snow and ice storms in Missouri, we have received approximately $2.0 million of insurance proceeds to date, of which approximately $1.4 million offset the related losses associated with the destruction of marina docks and significant expenses we incurred regarding damage and related clean up after the storm. The additional insurance proceeds received of approximately $600,000 were recorded as a gain during the June 2007 quarter. The insurance proceeds, received to date, were recorded as a reduction to selling, general, and administrative expenses on the condensed consolidated statements of operations when received during the March and June 2007 quarters.
     During the March 2007 quarter, we received $2.0 million of business interruption insurance proceeds for claims associated with Hurricane Wilma which occurred in October 2005. The business interruption insurance proceeds were to reimburse us for the interruption in our operations that resulted in lost revenue and related profits in addition to the significant expenses incurred to move and repair inventory and to reimburse us for uninsured losses recognized by certain locations. These proceeds were recorded as a reduction to selling, general, and administrative expenses on the condensed consolidated statements of operations during the March 2007 quarter.
     During the quarter ended June 30, 2007, we settled certain tax positions under an initiative offered by one of the states in which we conduct operations. As a result of this settlement, we reduced our reserve for contingent income tax liabilities by approximately $5.2 million. Due to the amount paid under the settlement, the reduction in income tax expense was approximately $3.8 million for the three- and nine-month periods ended June 30, 2007. Without this reduction, the effective tax rate would have been approximately 42.1% and 41.7% for the three- and nine-months ended June 30, 2007.
     With respect to other matters, the ultimate liability, if any, was not material at June 30, 2007. While it was not feasible to determine the actual outcome of these actions as of June 30, 2007, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
     We have determined that our most significant acquired identifiable intangible assets are our dealer agreements, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2006, based on financial information as of the third quarter of fiscal 2006, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. Net goodwill and identifiable intangible assets amounted to approximately $97.4 million and $23.7 million, respectively, as of June 30, 2007. The most significant estimates used in our goodwill valuation model include estimates of the future growth in our cash flows and future working capital needs to support our projected growth. Should circumstances change causing these assumptions to differ materially from our expectations, goodwill may become impaired, resulting in a material adverse effect on our operating margins.

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
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2007 with the three and nine months ended June 30, 2006 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     Revenue. Revenue decreased $41.5 million, or 9.9%, to $379.8 million for the three months ended June 30, 2007 from $421.3 million for the three months ended June 30, 2006. Of this decrease, $36.0 million was attributable to a 9% decline in comparable-store sales, and $5.5 million was a net reduction attributable to stores recently opened, acquired, or closed that were not eligible for inclusion in the comparable-store base. The decrease in comparable-store sales for the three months ended June 30, 2007 resulted primarily from a decrease in boat sales of approximately $44.5 million due to the generally weaker marine retail environment, offset by increased revenue from our finance, insurance, service, and parts products of approximately $2.9 million. The decrease in boat sales was primarily attributable to increased pricing pressure as a result of the softer marine retail environment.
     Gross Profit. Gross profit decreased $11.8 million, or 11.8%, to $88.5 million for the three months ended June 30, 2007 from $100.3 million for the three months ended June 30, 2006. Gross profit as a percentage of revenue decreased to 23.3% for the three months ended June 30, 2007 from 23.8% for the three months ended June 30, 2006. The decrease was primarily attributable to increased pricing pressure and margin reduction on boat sales as a result of the softer marine retail environment, partially offset by incremental improvements in finance, insurance, brokerage, and parts, and service revenue, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.7 million, or 2.6%, to $63.5 million for the three months ended June 30, 2007 from $65.2 million for the three months ended June 30, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 120 basis points to 16.7% for the three months ended June 30, 2007 from 15.5% for the three months ended June 30, 2006. During the three months ended June 30, 2007, a $1.0 million gain was recorded from the sale of the Company’s jet and a $600,000 gain was recorded related to insurance proceeds we received associated with the snow and ice storm damage at the Missouri location. These items were recorded as offsets against selling, general, and administrative expenses. Excluding these items, selling, general and administrative expenses as a percentage of revenue increased to 17.2% for the three months ended June 30, 2007, primarily due to the reported comparable store sales decline caused by the weaker marine retail environment.
     Interest Expense. Interest expense increased $1.6 million, or 27.1%, to $7.5 million for the three months ended June 30, 2007 from $5.9 million for the three months ended June 30, 2006. Interest expense as a percentage of revenue increased to 2.0% for the three months ended June 30, 2007 from 1.4% for the three months ended June 30, 2006. The increase was primarily a result of increased borrowings associated with our revolving credit facility primarily due to the Port Arrowhead and Surfside acquisitions, which were completed in the March 2006 quarter, and mortgages primarily due to newly acquired locations, which accounted for an increase in interest expense of approximately $1.2 million and a less favorable interest rate environment, which accounted for an increase of approximately $300,000 in interest expense.
     Income Tax Provision. Income tax expense decreased $8.0 million, to $3.6 million for the three months ended June 30, 2007 from $11.6 million for the three months ended June 30, 2006. Our effective income tax rate decreased to 20.7% for the three months ended June 30, 2007 from 39.9% for the three months ended June 30, 2006, primarily as a result of the settlement of certain tax positions under an initiative offered by one of the states in which we conduct operations. As a result of this settlement, we reduced the reserve for contingent income taxes by approximately $5.2 million and reduced income tax expense by approximately $3.8 million for the three months ended June 30, 2007. Without this reduction, the effective tax rate would have been approximately 42.1% for the three months ended June 30, 2007.

Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006
     Revenue. Revenue increased $50.7 million, or 5.7%, to $940.6 million for the nine months ended June 30, 2007 from $889.9 million for the nine months ended June 30, 2006. Of this increase, $56.5 million was attributable to recently opened or acquired stores that were not eligible for inclusion in the comparable-store base offset by $5.8 million attributable to a less than 1% decline in comparable-store sales for the nine months ended June 30, 2007. The decline in comparable-store sales for the nine months ended June 30, 2007 was due primarily to softer marine retail conditions, resulting in a decrease in boat sales of approximately $12.5 million, partially offset by increased revenue from our finance, insurance, service, and parts products of approximately $6.7 million.
     Gross Profit. Gross profit increased $5.9 million, or 2.8%, to $219.1 million for the nine months ended June 30, 2007 from $213.2 million for the nine months ended June 30, 2006. Gross profit as a percentage of revenue decreased to 23.3% for the nine months ended June 30, 2007 from 24.0% for the nine months ended June 30, 2006. The decrease was primarily attributable to increased pricing pressure and margin reduction on boat sales as a result of the softer marine retail environment, partially offset by incremental improvements in finance, insurance, brokerage, and parts, and service revenue, which generally yield higher gross margins than boat sales.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $25.1 million, or 16.1%, to $180.9 million for the nine months ended June 30, 2007 from $155.8 million for the nine months ended June 30, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 170 basis points to 19.2% for the nine months ended June 30, 2007 from 17.5% for the nine months ended June 30, 2006. During the nine months ended June 30, 2007, we recorded $2.0 million of business interruption insurance proceeds which was received for claims associated with Hurricane Wilma in 2006, a $1.0 million gain was recorded from the sale of the Company’s jet and a $600,000 gain was recorded related to insurance proceeds we received associated with the snow and ice storm damage at certain Missouri locations. These items were recorded as offsets against selling, general, and administrative expenses. Excluding these items results in selling, general and administrative expenses as a percent of revenue of 19.6% for the nine months ended June 30, 2007. This approximate 210 basis point increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same store sales decline and increased operations compared to the prior year.
     Interest Expense. Interest expense increased $8.5 million, or 65.5%, to $21.5 million for the nine months ended June 30, 2007 from $13.0 million for the nine months ended June 30, 2006. Interest expense as a percentage of revenue increased to 2.3% for the nine months ended June 30, 2007 from 1.5% for the nine months ended June 30, 2006. The increase was primarily a result of increased borrowings associated with our revolving credit facility primarily due to the Port Arrowhead and Surfside acquisitions, which were completed in the March 2006 quarter, and mortgages primarily due to newly acquired locations, which accounted for an increase in interest expense of approximately $7.1 million and a less favorable interest rate environment, which accounted for an increase of approximately $1.4 million in interest expense.
     Income Tax Provision. Income tax expense decreased $14.5 million, to $3.2 million for the nine months ended June 30, 2007 from $17.7 million for the nine months ended June 30, 2006. Our effective income tax rate decreased significantly to 19.2% for the nine months ended June 30, 2007 from 39.8% for the nine months ended June 30, 2006, primarily as a result of the settlement of certain tax positions under an initiative offered by one of the states in which we conduct operations. As a result of this settlement, we reduced the reserve for contingent income taxes by approximately $5.2 million and reduced income tax expense by approximately $3.8 million for the nine months ended June 30, 2007. Without this reduction, the effective tax rate would have been approximately 41.7% for the nine months ended June 30, 2007.
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
     For the nine months ended June 30, 2006, cash provided by operating activities approximated $11.5 million. For the nine months ended June 30, 2007, cash used in operating activities approximated $9.7 million. For the nine months ended June 30, 2006, cash provided by operating activities was due primarily to net income, non-cash depreciation and amortization charges, non-cash stock-based compensation charges, and increases in accrued expenses and accounts payable due to the timing of certain payments to our manufacturers, partially offset by a decrease in customer deposits and an increase in accounts receivable due to increased revenues. For the nine months ended June 30, 2007, cash used in operating activities was due primarily to increases in inventories to ensure appropriate inventory levels moving into the summer boating season and accounts receivable as a result of our increased revenues, coupled with a decrease in accounts payable to tax authorities, partially offset by a increases in customer deposits and accrued expenses, non-cash depreciation and amortization charges, and non-cash stock-based compensation charges.
     For the nine months ended June 30, 2006 and 2007, cash used in investing activities approximated $93.4 million and $6.9 million, respectively. For the nine months ended June 30, 2006, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside) and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities, and to invest in a joint venture. For the nine months ended June 30, 2007, cash used in investing activities was primarily used in business acquisitions (Port Arrowhead and Surfside) and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities, partially offset by proceeds received from the sale and involuntary conversion of property and equipment.
     For the nine months ended June 30, 2006 and 2007, cash provided by financing activities approximated $82.9 million and $16.8 million, respectively. For the nine months ended June 30, 2006 and 2007, cash provided by financing activities was primarily attributable to increased borrowings on short-term borrowings, the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by repayments on long-term debt.
     We currently maintain a second amended and restated credit and security agreement with eight financial institutions. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The credit facility matures in May 2012, with two one-year renewal options remaining. As of June 30, 2007, we were in compliance with all of the credit facility covenants.
     As of June 30, 2007, our indebtedness totaled approximately $371.9 million, of which approximately $31.9 million was associated with our real estate holdings and approximately $340.0 million was associated with financing our inventory and working capital needs. At June 30, 2006 and 2007, the interest rate on the outstanding short-term borrowings was 6.6% and 6.8%, respectively. At June 30, 2007, our additional available borrowings under our credit facility were approximately $148.3 million.
     We issued a total of 217,652 shares of our common stock in conjunction with our 2007 Plan, 1998 Plan, and Employee Stock Purchase Plan during the nine months ended June 30, 2007 in exchange for approximately $3.1 million in cash. Our 2007 Plan and 1998 Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service. Our 1998 Plan was replaced by our 2007 Plan.
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
Impact of Seasonality and Weather on Operations
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and June 30. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business will become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007, approximately 98.3% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At June 30, 2007, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $3.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
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
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
     Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications) and applicable rules of the SEC. This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and SEC rules and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      During the March 2007 quarter, to protect our interests, we filed a lawsuit against the sellers of Surfside requesting payment of sums we believe were owed to us. Subsequent to the filing of our lawsuit, the sellers of Surfside filed an answer and counterclaim, among other things, demanding the release of the 100,000 shares of common stock held in escrow as security under the Asset Purchase Agreement. We and the sellers of Surfside resolved the dispute related to the acquisition, the net result of the resolution was that during the June 2007 quarter we collected certain working capital adjustments and accounts receivable that, per the terms of the acquisition documents, were due us.
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

MARINEMAX, INC.
August 2, 2007	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)