Form 10-K
period 2007-09-30
MARINEMAX INC
filed 2007-12-11
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2007

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

The aggregate market value of common stock held by nonaffiliates of the registrant (16,914,598 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $392,080,382. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2007, there were outstanding 18,512,218 shares of registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2007

Statements Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A. Risk Factors.

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 90 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 57% of our revenue in fiscal 2007. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 12% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2007 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering these products and are the exclusive dealer of each in our geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle). We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the exclusive dealer for Cabo Yachts throughout the state of Florida.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 20 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2007 was approximately $115,000, a decrease of approximately 1% from fiscal 2006, compared with the industry average calendar 2006 selling price of approximately $33,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $15.2 million in annual sales in fiscal 2007. We consider a store to be one or more retail locations that are adjacent or operate as one entity. For the fiscal year ended September 30, 2007, we had revenue in excess of $1.25 billion, income from operations of $54.5 million, and net income of $20.1 million. Our same-store sales decreased less than 1% in fiscal 2007 and has averaged an increase of approximately 11% for the last five years.

We adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, no haggle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

The U.S. recreational boating industry generated approximately $39.5 billion in retail sales in calendar 2006, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $30.7 billion of these sales in 2006 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, superior customer service, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	emphasizing employee training and development;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	promoting national brand name recognition and the MarineMax connection;

•	expanding our Internet retail operations and marketing;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations, which facilitates the interchange of information and enhances cross-selling opportunities throughout our company.

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

Acquired Corporation	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central, Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(1)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York, Rhode Island

(1)	Joint venture

Apart from acquisitions, we have opened 22 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors, we have closed nine retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose.

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information; conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various product lines that we have added to our existing locations:

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Baja	2001	Houston, Texas and Las Vegas, Nevada
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New
		Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Ferretti Yachts, Pershing, Riva, Apreamare and Mochi Craft	2004	United States, Canada, the Bahamas, and Mexico
Bertram	2004	United States (excluding the Florida peninsula and
		portions of New England), Canada, and the Bahamas
Princecraft	2004	Minnesota
Baja	2005	Tempe, Arizona, Colorado, Dallas, Texas, and Utah
Boston Whaler	2005	Houston and Dallas, Texas
Meridian Yachts	2005	Chattanooga, Tennessee
Tracker Marine	2005	Las Vegas, Nevada
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Laguna	2006	Connecticut, Delaware, Florida, Maryland, New
		Jersey, New York, and Texas
Cabo	2007	East coast of Florida

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

We maintain our executive offices at 18167 U.S. Highway 19 North, Suite 300, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company; MarineMax, Inc. and the 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K; our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

BUSINESS

General

We are the largest recreational boat dealer in the United States. Through 90 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 57% of our revenue in fiscal 2007. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented in excess of 12% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2007 fiscal year. Through operating subsidiaries, we are a party to dealer agreements with Brunswick covering these products and are the exclusive dealer of each in our geographic market. We also have the right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle). We have distribution rights for Meridian Yachts in most of our geographic markets, excluding Arizona, California, Colorado, Nevada, and Utah. We are the exclusive dealer for Italy-based Ferretti Group for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. We also are the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the exclusive dealer for Cabo Yachts throughout the state of Florida.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $39.5 billion in retail sales in calendar 2006, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new boats, engines, trailers, and accessories accounted for approximately $30.7 billion of such sales in 2006. Retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993 and, with the exception of 1998 and 2003, retail recreational boating sales have increased every year through 2006. We believe that, based on the current challenging retail environment, recreational boat sales will decline during calendar 2007.

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

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our strategy include the following.

Emphasizing Customer Satisfaction and Loyalty.  We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with a hassle-free purchase process. We further enhance and simplify the purchase process by helping to arrange financing and insurance at our retail locations with competitive terms and streamlined turnaround. We offer the customer a thorough in-water orientation of boat operations where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer’s entire family. We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle. We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer’s wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.  We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. We have increased our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.

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

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 22 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Since March 1998, we have closed nine retail locations, excluding those opened on a temporary basis for a specific purpose.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats; Boston Whaler and Laguna fishing boats; Meridian Yachts; Cabo Yachts; and Hatteras Yachts. In fiscal 2007, we derived approximately 57% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented in excess of 12% of all of Brunswick’s marine product sales during that period. We also sell mega-yachts, yachts, and other recreational boats manufactured by Bertram and the Italy-based Ferretti Group, including Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2007, new boat sales accounted for approximately 68.2% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2007 average new boat sales price of approximately $115,000, a decrease of approximately 1% from fiscal 2006, compared with an estimated industry average calendar 2006 selling price of approximately $33,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we offer, but is not all inclusive:

Manufacturer Suggested

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range

Motor Yachts
Hatteras Motor Yachts	64’ to 100’	$3,000,000 to $10,000,000	+
Ferretti	46’ to 88’	1,100,000 to 9,000,000	+
Azimut	43’ to 116’	790,000 to 10,600,000	+
Convertibles
Hatteras Convertibles	54’ to 77’	2,300,000 to 7,000,000	+
Bertram	36’ to 70’	525,000 to 5,000,000	+
Cabo	32’ to 52’	475,000 to 1,850,000	+
Pleasure Boats
Sea Ray	17’ to 60’	21,000 to 2,500,000
Meridian	36’ to 59’	300,000 to 1,600,000
Fishing Boats
Boston Whaler	11’ to 36’	8,000 to 325,000
Grady White	18’to 36’	40,000 to 500,000
Laguna	18’ to 24’	25,000 to 55,000
Specialty Boats & Yachts
Pershing	50’ to 90’	1,650,000 to 10,250,000	+
Riva	33’ to 75’	700,000 to 5,600,000	+
Apreamare	25’ to 65’	350,000 to 3,700,000	+
Mochi Craft	44’ to 74’	1,275,000 to 5,025,000	+

Motor Yachts.  Hatteras Yachts, Ferretti Group, and Azimut are three of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. The Hatteras series offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Ferretti is known for its European styling, speed, performance, and offers luxurious salon/galley arrangements and multiple staterooms with private heads. Azimut yachts are known for their Americanized open layout with Italian design, powerful performance, and accuracy. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort.

Convertibles.  Hatteras Yachts, Bertram Yachts, and Cabo Yachts are three of the world’s premier convertible yacht builders and offer state-of-the-art designs with live-aboard luxuries. Convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. The Hatteras series features interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer. The Bertram series feature interiors that offer spacious living room and salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes storage for big catches, ample prep area, open sink area, live-bait storage, and stand-up rod storage. The Cabo series is known for spacious cockpits and accessibility to essentials, such as bait chests, livewells, bait prep centers, and tackle lockers. Cabo interiors offer elegance, highlighted by teak woodwork, halogen lighting, and ample storage areas.

Pleasure Boats.  Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are available in sedan, motoryacht, and pilothouse models. All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines.

Fishing Boats.  The fishing boats we offer, such as Boston Whaler, Laguna, and Grady White, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2007, used boat sales accounted for approximately 18.8% of our revenue, and approximately 75% of the used boats we sold were Brunswick models.

Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to continue to increase our used boat business as a result of the increased availability of quality used boats generated from our expanding sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory is posted on our web site, www MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

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

The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 3.2% of our fiscal 2007 revenue.

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

We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program. For warranty work, most manufacturers, including Brunswick, reimburse a percentage of the dealer’s posted service labor rates, with the percentage varying depending on the dealer’s customer satisfaction index rating and attendance at service training courses. We derive the majority of our warranty revenue from Brunswick products, as Brunswick products comprise the majority of products sold. Certain other manufacturers reimburse warranty work at a fixed amount per repair. Because boat manufacturers permit warranty work to be performed only at authorized dealerships, we receive substantially all of the warranted maintenance and repair work required for the new boats we sell. The third-party extended warranty contracts we offer also result in an ongoing demand for our maintenance and repair services for the duration of the term of the extended warranty contract.

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

Maintenance, repair, and storage services accounted for approximately 5.0% of our revenue during fiscal 2007. This includes warranty and non-warranty services.

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

We also are able to assist our customers with the opportunity to purchase credit life insurance; accident and disability insurance, and property and casualty insurance. Credit life insurance policies provide for repayment of the boat financing contract if the purchaser dies while the contract is outstanding. Accident and disability insurance policies provide for payment of the monthly contract obligation during any period in which the buyer is disabled. Property and casualty insurance covers loss or damage to the boat. We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers. We, however, provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees. One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

During fiscal 2007, fee income generated from F&I products accounted for approximately 3.6% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, and advising our other retail locations of their availability through our integrated computer system and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2007, brokerage services accounted for approximately 1.2% of our revenue.

Our brokerage customers generally receive the same high level of customer service as our new and used boat customers. Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat. Our maintenance and repair services, including mobile service, also are generally available to our brokerage customers. The purchaser of a boat brokered through us also can take advantage of MarineMax Getaways! weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. We believe that the array of services we offer are unique in the brokerage business.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 90 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin, Newport Harbor, and Mission Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, Table Rock Lake, and the Mississippi River in Missouri; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; the Intracoastal Waterway in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Myrtle Beach in South Carolina; Tennessee River in Tennessee; and Clear Lake, Lake Conroe, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We attempt to attract and retain quality employees at our retail locations by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or MMU, which provides training for employees in all aspects of our operations. Training sessions are held at our various regional locations covering a variety of topics. MMU-online offers various modules over the Internet. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Baja, Cabo, Hatteras, Princecraft, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Bertram, Century, the Ferretti Group, Grady White, Sea Pro, and Tracker Marine. In fiscal 2007, sales of new Brunswick boats accounted for approximately 57% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal 2007. We believe our Sea Ray boat purchases represented approximately 46% of Sea Ray’s new boat sales and in excess of 12% of all Brunswick marine product sales during fiscal 2007.

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

The dealer agreement with Ferretti Group and Bertram does not restrict our right to sell any Ferretti Group and Bertram product lines but has certain restrictions relating to competing products. The dealer agreement appoints us as the exclusive dealer for the retail sale, display, and servicing of designated Ferretti Group and Bertram products and repair parts currently or in the future sold by Ferretti Group and Bertram in the designated geographic areas. Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

Our revolving credit facility currently provides us with a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing and an additional $20 million for traditional floorplan borrowings, all of which are determined pursuant to a borrowing base formula. The credit facility requires us to satisfy certain covenants, including maintaining a tangible net worth ratio. The credit facility currently matures in May 2012, with two one-year renewal options remaining. The credit facility was last amended in June 2007 to extend the terms and modify the definition of “Fixed Charges Coverage Ratio.”

As of September 30, 2007, we owed an aggregate of $326.0 million under our revolving credit facility. As of September 30, 2007, our revolving credit facility provided us with an additional available borrowing capacity of approximately $148.9 million. Advances on the facility accrued interest at a rate of 7.2% as of September 30, 2007. We were in compliance with all covenants in the facility as of September 30, 2007.

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

Employees

As of September 30, 2007, we had 2,135 employees, 2,030 of whom were in store-level operations and 105 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” and “Women on Water.” We have registered the name “MarineMax” in the European Community. We have trade name and trademark applications pending in Canada for various names, including “MarineMax,” “Delivering the Dream,” and “The Water Gene.” There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2007, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 26%, 30%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	64	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	42	Executive Vice President, Chief Financial Officer, Secretary, and Director
Kurt M. Frahn	39	Vice President of Finance and Treasurer
Jack P. Ezzell	37	Vice President, Chief Accounting Officer, and Controller
Edward A. Russell	47	Vice President of Operations
Michael J. Aiello	51	Vice President
Anthony M. Aisquith	40	Vice President

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

Anthony M. Aisquith has served as Vice President of our company since November l, 2003. Mr. Aisquith has served as the Regional Manager of our Georgia, Carolinas, Texas, and California operations since August 1, 2000, March 1, 2002, March 15, 2003, and March 1, 2004, respectively. Mr. Aisquith previously served as the Store Manager of our Tampa, Florida location from October 1, 1997 until August 1, 2000 and as a salesperson in our Clearwater, Florida location from June 18, 1995 until October 1, 1997. Mr. Aisquith joined our company on June 18, 1995 after 10 years of experience in the auto industry.

Item 1A.	Risk Factors

Our success depends to a significant extent on the continued popularity and reputation for quality of the boating products of our manufacturers, particularly Brunswick’s Sea Ray, Meridian and Hatteras boat lines, Ferretti Group’s Ferretti Yachts, Riva, Pershing, and Bertram product lines and Azimut-Benetti Group’s Azimut and Atlantis products.

Approximately 57% of our revenue in fiscal 2007 resulted from sales of new boats manufactured by Brunswick, including approximately 42% from Brunswick’s Sea Ray division and approximately 5% from Brunswick’s Hatteras Yacht division. The remainder of our fiscal 2007 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue. Any adverse change in the financial condition, production efficiency, product development, technological advancement, management, marketplace acceptance and marketing capabilities of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Meridian, and Hatteras, would have a substantial adverse impact on our business. Additionally, given the revenue generated by each yacht and mega-yacht sale, any adverse change in the financial condition, production efficiency, product development, management, marketplace acceptance, and marketing capabilities of Ferretti Group would have a substantial adverse impact on our business.

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

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance boat purchases, which could also adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. For example, lower consumer spending adversely affected our business in fiscal 2007. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets. We may be unable to maintain our profitability during any period of adverse economic conditions or low consumer confidence. Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, and stock market performance also could influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

General economic conditions and competitive factors that impact the recreational boating industry could inhibit our growth and negatively impact our profitability.

General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 55%, 46%, and 44% of our revenue during fiscal 2005, 2006, and 2007 respectively, can have a major impact on our operations. We also believe that the level of boat purchases has been adversely affected by increased competition from other recreational activities, perceived hassles of boat ownership, and relatively poor customer service and education throughout the retail boat industry. Although our strategy addresses many of these industry factors and we have expanded our operations during periods of stagnant or declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.

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

We and the Sea Ray Division of Brunswick have an agreement extending through June 2015 that provides a process for our continued growth through the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

The failure to receive rebates and other dealer incentives on inventory purchases or retail sales could substantially reduce our margins.

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

If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our common stock for acquisitions will depend on the market value of our common stock, and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial and operational covenants and other restrictions with which we must comply, including limitations on capital expenditures and the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial; condition, and results of operations.

Our current revolving credit facility provides a line of credit with asset-based borrowing availability of up to $500 million and allows us $20 million in traditional floorplan borrowings. We have pledged various of our assets including boat inventories, accounts receivable, equipment, and fixtures, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

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

Our dealer agreements with Brunswick require Brunswick’s consent to open, close, or change retail location that sell Sea Ray products, and other dealer agreements generally contain similar provisions. We may not be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect our profitability.

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

During the three-year period ended September 30, 2007, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 26%, 30%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2007, F&I products accounted for approximately 3.6% of our revenue.

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

All of the recreational boats we sell are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. At various times in the past, diesel or gasoline fuel has been difficult to obtain. The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future.

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

Goodwill and identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of an identifiable intangible asset or goodwill exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2007, based on financial information as of the third quarter of fiscal 2007, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets. Prior to the adoption of SFAS 142, all purchase price in excess of the tangible assets acquired was recorded as goodwill and no identifiable intangible assets were recognized. Identifiable intangible assets and net goodwill amounted to $97.5 million and $23.7 million, respectively, as of September 30, 2007.

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

The issuance of additional common stock in the future, including shares that we may issue pursuant to stock-based grants, including stock option grants, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock.

Our board of directors has the legal power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock.

A substantial number of shares are eligible for future sale.

As of September 30, 2007, there were outstanding 18,379,864 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning one year after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2007, we had issued options to purchase approximately 2,123,545 shares of common stock under our 1998 incentive stock plan, and approximately 33,000 shares of common stock under our 2007 incentive stock plan, and we issued 524,528 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

We lease our corporate offices in Clearwater, Florida. We also lease 56 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 33 other retail locations and operate one additional location as noted below.

The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Lodi	Third-party lease	2,400	Retail only; 15 wet slips	1999	Sacramento River
Newport Beach	Third-party lease	4,400	Retail and service; 16 wet slips	2005	Newport Bay
Oakland	Third-party lease	17,700	Retail and service; 28 wet slips	1985	Alameda Estuary (San Francisco Bay)
Santa Rosa	Company owned	8,100	Retail and service	1990	—
Sacramento	Company owned	24,800	Retail and service	1995	—
San Diego	Third-party lease	14,500	Retail and service	2004	—
San Diego (Shelter Island)	Third-party lease	930	Retail and service; 20 wet slips	2005	Mission Bay
Sacramento Sport Yacht Center	Third-party lease	500	Retail only; 11 wet slips	2001	Sacramento River

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Colorado
Denver	Third-party lease	16,400	Retail, service, and storage	2003	—
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay
Florida
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,200	Retail only; 24 wet slips	2005	Destin Harbor
Ft Lauderdale (Pier 66)	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm
Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Allatoona	Third-party lease	8,800	Retail and service; 4 wet slips	2002	Lake Allatoona
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—
Maryland
Baltimore	Third-party lease	9,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
White Marsh	Company owned	19,800	Retail and service	1958	—
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Minnetonka	Third-party lease	3,500	Retail and service; 5 wet slips	2005	Lake Minnetonka
Oakdale	Third-party lease	21,800	Retail and service	1997	—
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Missouri
Kimberling City	Third-party lease	500	Retail only; 7 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
Laurie	Company owned	700	Retail and service	2006	—
Springfield	Company owned	12,200	Retail and service	1997	—
Osage Beach	Company owned	2,000	Retail and service	1998	—
St. Louis	Third-party lease	12,000	Retail and service	2003	—
St. Charles	Third-party lease	500	Retail only; 6 wet slips	2004	Mississippi River

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Greenbrook	Third-party lease	18,500	Retail and service	1995	—
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Highway Store)	Third-party lease	10,000	Retail and service	2004	—
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Wilmington	Third-party lease	6,000	Retail and service	2006	—
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Mentor	Third-party lease	5,000	Retail and service	2007	—
Port Clinton	Third-party lease	63,700	Retail, service, and storage; 155 wet slips	1974	Lake Erie
Port Clinton	Third-party lease	93,300	Retail, service, and storage	1997	Lake Erie
Toledo	Third-party lease	12,200	Retail and service	1989	—
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Wakefield	Third-party lease	1,800	Retail only; 3 wet slips	2006	Narragansett Bay

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

South Carolina
Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Arlington	Third-party lease	31,000	Retail and service	1999	—
Houston	Third-party lease	10,000	Retail and service	1987	—
Houston	Third-party lease	15,000	Retail and service	1981	—
League City (floating facility)(4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Lewisville (Dallas) (floating facility)	Third-party lease	12,000	Retail and service; 20 wet slips(5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into with Brunswick to acquire marina and service facility.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2007, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low

2005
First quarter	$35.14	$27.51
Second quarter	$31.77	$23.95
Third quarter	$35.88	$21.50
Fourth quarter	$32.45	$22.36
2006
First quarter	$34.24	$27.72
Second quarter	$36.72	$25.39
Third quarter	$26.65	$19.24
Fourth quarter	$29.46	$24.35
2007
First quarter	$26.10	$20.01
Second quarter	$24.05	$18.80
Third quarter	$21.96	$14.30
Fourth quarter (through November 30, 2007)	$16.62	$13.50

On November 30, 2007, the closing sale price of our common stock was $16.35 per share. On November 30, 2007, there were approximately 100 record holders and approximately 3,900 beneficial owners of our common stock.

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At September 30, 2007, we have purchased an aggregate of 719,600 shares of common stock under the plan for an aggregate purchase price of approximately $14.8 million. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2007 are set forth in the table below:

			Total	Maximum
	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Plan

Jul. 1, 2007 — Jul. 31, 2007	60,000	$19.30	60,000	633,700
Aug. 1, 2007 — Aug. 31, 2007	323,300	$18.69	323,300	310,400
Sep. 1, 2007 — Sep. 30, 2007	—	—	—	310,400

Item 6.	Selected Financial Data

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

	Fiscal Year Ended September 30,
	2003(6)	2004(6)	2005(6)	2006	2007
	(Amounts in thousands except share, per share, and retail location data)

Statement of Operations Data:
Revenue	$607,501	$762,009	$947,347	$1,213,541	$1,255,985
Cost of sales	459,729	573,616	712,843	906,781	956,251

Gross profit	147,772	188,393	234,504	306,760	299,734
Selling, general, and administrative expenses	113,299	139,470	169,975	222,806	245,224

Income from operations	34,473	48,923	64,529	83,954	54,510
Interest expense, net	2,471	6,499	9,291	18,616	26,955

Income before income tax provision	32,002	42,424	55,238	65,338	27,555
Income tax provision	12,321	16,126	21,412	25,956	7,486

Net income	$19,681	$26,298	$33,826	$39,382	$20,069

Net income per share:
Diluted	$1.26	$1.58	$1.88	$2.08	$1.04

Weighted average number of shares:
Diluted	15,671,470	16,666,107	18,032,533	18,928,735	19,289,231

Other Data: (as of year-end)
Number of retail locations(1)	65	67	71	87	88
Sales per store(2)(4)	$11,900	$12,831	$16,386	$17,064	$15,246
Same-store sales growth(3)(4)	6%	21%	23%	7%	(1)%

	September 30,
	2003	2004	2005	2006	2007

Balance Sheet Data:
Working capital	$67,003	$88,013	$163,431	$153,465	$170,389
Total assets	329,155	474,359	539,490	801,563	825,878
Long-term debt (including current portion)(5)	22,343	26,237	30,085	37,186	30,833
Total stockholders’ equity	166,056	196,821	283,599	349,887	373,559

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12-month period.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for Revenue or Net Income presented in accordance with generally accepted accounting principles.

(5)	Amounts exclude our short-term borrowings for working capital and inventory financing.

(6)	Amounts exclude the effects of stock based compensation expense recognized under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as the standard was adopted October 1, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2007 revenue in excess of $1.25 billion. Through our current 90 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have significantly expanded our operations through the acquisition of 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. No significant acquisitions were completed during the fiscal years ended September 30, 2007 and 2005. The following are the acquisitions we completed during the fiscal year ended September 30, 2006.

During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five-day period beginning two days prior to and ending two days subsequent to the acquisition date. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a third-party valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $40.0 million of tax deductible goodwill and approximately $16.4 million of tax deductible indefinite-lived intangible assets (dealer agreements). Surfside has been included in our consolidated financial statements since the date of acquisition.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments including acquisition costs. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a third-party valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements). Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2006 or 2007. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed our last annual impairment test during the fourth quarter of fiscal 2007, based on financial information as of the third quarter of fiscal 2007, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amounted to $97.5 million and $23.7 million, respectively, at September 30, 2007.

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

Stock-Based Compensation

Prior to October 1, 2005, we accounted for our share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, because the grant price was equal to or greater than fair value no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan (ESPP). The pro forma effects on net income and earnings per share for stock options and ESPP awards were disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for non-vested common stock awards (restricted stock awards and restricted stock units) and Board of Director fees.

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 and 2007 includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of our adoption of SFAS 123R, we recorded compensation expense for stock options of approximately $3.5 million and $3.7 million before tax, or $0.15 and $0.15 per diluted share after-tax for the fiscal years ended September 30, 2006 and 2007.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2005		2006		2007
	(Amounts in thousands)

Revenue	$947,347	100.0%	$1,213,541	100.0%	$1,255,985	100.0%
Cost of sales	712,843	75.2%	906,781	74.7%	956,251	76.1%

Gross profit	234,504	24.8%	306,760	25.3%	299,734	23.9%
Selling, general, and administrative expenses	169,975	17.9%	222,806	18.4%	245,224	19.6%

Income from operations	64,529	6.9%	83,954	6.9%	54,510	4.3%
Interest expense, net	9,291	1.0%	18,616	1.5%	26,955	2.1%

Income before income tax provision	55,238	5.9%	65,338	5.4%	27,555	2.2%
Income tax provision	21,412	2.3%	25,956	2.2%	7,486	0.6%

Net income	$33,826	3.6%	$39,382	3.2%	$20,069	1.6%

Fiscal Year Ended September 30, 2007 Compared with Fiscal Year Ended September 30, 2006

Revenue.  Revenue increased $42.4 million, or 3.5%, to $1.25 billion for the fiscal year ended September 30, 2007 from $1.21 billion for the fiscal year ended September 30, 2006. Of this increase, $50.8 million was attributable to stores opened, closed, or acquired that were not eligible for inclusion in the comparable-store base, partially offset by a decline of $8.4 million attributable to a less than 1% decline in comparable-store sales in fiscal 2007. The 1% decline in same-store sales was net of an increase in revenue from our parts, service, finance, and insurance products of approximately $6.2 million. The decline in our same-store sales was due to softer economic conditions which have adversely impacted our retail sales.

Gross Profit.  Gross profit decreased $7.1 million, or 2.3%, to $299.7 million for the fiscal year ended September 30, 2007 from $306.8 million for the fiscal year ended September 30, 2006. Gross profit as a percentage of revenue decreased to 23.9% for fiscal 2007 from 25.3% for fiscal 2006. This decrease was primarily attributable to a margin reduction on boat sales as we became more aggressive in the softer market place in order to achieve our sales volume.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $22.4 million, or 10.0%, to $245.2 million for the fiscal year ended September 30, 2007 from $222.8 million for the fiscal year ended September 30, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 115 basis points to 19.6% for the year ended September 30, 2007 from 18.4% for the year ended September 30, 2006. For fiscal 2007, we recorded $2.1 million of business interruption insurance proceeds that was received for claims associated with Hurricane Wilma in 2006; we recorded a $1.0 million gain from the sale of our jet; and we recorded a $600,000 gain related to insurance proceeds we received associated with the snow and ice storm damage at certain Missouri locations. We recorded these items as a reduction to selling, general, and administrative expenses. Excluding these items, selling, general, and administrative expenses as a percent of revenue was 19.8% for the year ended September 30, 2007. This approximate 145 basis point increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same-store sales decline and increased personnel and marketing related costs incurred to drive retail sales in a softer retail environment.

Interest Expense.  Interest expense increased $8.4 million, or 44.8%, to $27.0 million for the fiscal year ended September 30, 2007 from $18.6 million for the fiscal year ended September 30, 2006. Interest expense as a percentage of revenue increased to 2.1% for fiscal 2007 from 1.5% for fiscal 2006. The increase was primarily a result of increased borrowings associated with our revolving credit facility and mortgages, which accounted for an increase in interest expense of approximately $6.8 million and a less favorable interest rate environment, which accounted for an increase of approximately $1.6 million in interest expense.

Income Tax Provision.  Income taxes decreased $18.5 million, or 71.2%, to $7.5 million for the fiscal year ended September 30, 2007 from $26.0 million for the fiscal year ended September 30, 2006, primarily as a result of our decreased earnings. Our effective tax rate decreased to 27.2% for the fiscal year ended September 30, 2007 from 39.7% for the fiscal year ended September 30, 2006, primarily as a result of the settlement of certain tax positions under an initiative offered by one of the states in which we conduct operations. As a result of this settlement, we reduced the reserve for contingent income taxes by approximately $5.2 million and reduced income tax expense by approximately $3.8 million for the fiscal year ended September 30, 2007. Without this reduction, the effective tax rate would have been approximately 40.9% for the fiscal year ended September 30, 2007.

Fiscal Year Ended September 30, 2006 Compared with Fiscal Year Ended September 30, 2005

Revenue.  Revenue increased $266.2 million, or 28.1%, to $1.2 billion for the fiscal year ended September 30, 2006 from $947.3 million for the fiscal year ended September 30, 2005. Of this increase, $204.9 million was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base and $61.3 million was attributable to a 6.5% growth in comparable-store sales for fiscal 2006. The increase in comparable-store sales for fiscal 2006 resulted primarily from an increase of approximately $45.2 million in boat and yacht sales. This increase in boat and yacht sales on a comparable-store basis helped generate an increase in revenue from our parts, service, finance, and insurance products of approximately $16.1 million.

Gross Profit.  Gross profit increased $72.3 million, or 30.8%, to $306.8 million for the fiscal year ended September 30, 2006 from $234.5 million for the fiscal year ended September 30, 2005. Gross profit as a percentage of revenue increased to 25.3% for fiscal 2006 from 24.8% for fiscal 2005. This increase was primarily attributable to an increase in service, finance, insurance, parts, and brokerage revenue, which generally yield higher gross margins than boat sales, and an increase in manufacturer programs in place for the year ended September 30, 2006. The increase in gross profit was partially offset by a decrease in gross margins on boat sales, coupled with an increase in yacht sales, which generally yield lower gross margins than boat sales.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $52.8 million, or 31.1%, to $222.8 million for the fiscal year ended September 30, 2006 from $170.0 million for the fiscal year ended September 30, 2005. Selling, general, and administrative expenses as a percentage of revenue increased approximately 50 basis points to 18.4% for the year ended September 30, 2006 from 17.9% for the year ended September 30, 2005. For fiscal 2006, the increase as a percentage of revenue was attributable to approximately $3.5 million of stock option compensation expense, resulting from the adoption of SFAS 123R and approximately $1.2 million of hurricane related expenses to move and repair inventory (net of related insurance reimbursements) and uninsured losses to our locations. Additionally, our selling, general, and administrative expenses as a percentage of revenue increased as a result of increased marketing and commission expenses associated with achieving our level of comparable-store sales growth, increased facilities, and other costs associated with new and acquired stores.

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

For the fiscal year ended September 30, 2005, cash used in operating activities was approximately $13.8 million. For the fiscal years ended September 30, 2006 and 2007, cash provided by operating activities approximated $9.4 million and $20.0 million, respectively. For the fiscal year ended September 30, 2005, cash used in operating activities was due primarily to a decrease in accounts payable due to the timing of certain payments to our manufacturers and an increase in inventories due to the continued expansion of existing product lines and to ensure appropriate inventory levels, partially offset by net income and an increase in customer deposits. For the fiscal year ended September 30, 2006, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock based compensation charges, and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable due to increased revenues, an increase in inventories to ensure appropriate inventory levels, and a decrease in customer deposits. For the fiscal year ended September 30, 2007, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock based compensation charges, and increases in customer deposits and accrued expenses, partially offset by a decrease in accounts payable, and an increase in inventories to ensure appropriate inventory levels.

For the fiscal years ended September 30, 2005, 2006, and 2007, cash used in investing activities was approximately $17.9 million, $95.4 million, and $9.4 million, respectively. For the fiscal year ended September 30, 2006, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2005, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2007, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in the finalization of certain business acquisitions, partially offset by proceeds received from the sale and involuntary conversion of property and equipment.

For the fiscal years ended September 30, 2005 and 2006, cash provided by financing activities was approximately $43.9 million and $83.9 million, respectively. For the fiscal year ended September 30, 2007, cash used in financing activities was approximately $5.3 million. For the fiscal year ended September 30, 2005, cash provided by financing activities was primarily attributable to proceeds from common shares issued through the February 2005 public offering, upon the exercise of stock options, and stock purchases under our employee stock purchase plan, partially offset by net repayments on short-term borrowings as a result of using the proceeds from the issuance of common shares through the February 2005 public offering and repayments of long-term debt. For the fiscal year ended September 30, 2006, cash provided by financing activities was primarily attributable to proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by purchases of treasury stock and repayments of long-term debt. For the fiscal year ended September 30, 2007, cash used in financing activities was primarily attributable to purchases of treasury stock and repayments of long-term debt, partially offset by proceeds from net borrowings on short-term borrowings as a result of increased inventory levels, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan.

As of September 30, 2007, our indebtedness totaled approximately $356.8 million, of which approximately $30.8 million was associated with our real estate holdings and $326.0 million was associated with financing our inventory and working capital needs.

During June 2007, we entered into an amendment of our existing credit facility, which modified the definition of “Fixed Charges Coverage Ratio” and extended the term of our second amended and restated credit and security agreement entered into in June 2006 with the same lenders. The amended credit facility matures in May 2012, with two one-year renewal options. At September 30, 2007, we were in compliance with all of the credit facility covenants.

Prior to June 2007, we entered into a second amended and restated credit and security agreement with eight financial institutions during June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at LIBOR plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The credit facility extended the maturity of the credit facility to May 2011, with two one-year renewal options. For the periods ending September 30, 2006 and 2005 the credit facility provided us with asset-based borrowing availability up to $500 million and $340 million, and accrued interest at a rate of LIBOR plus 150 to 260 basis points.

During the fiscal years ended September 30, 2005, 2006, and 2007, we completed the acquisition of two marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $52.3 million in cash, plus $29.0 million in working capital adjustments, including acquisition costs, and 665,024 shares of common stock valued at $33.71 per share.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2007:

	Line of	Long-Term	Operating
Year Ending September 30,	Credit	Debt	Leases	Total
	(Amounts in thousands)

2008	$326,000	$4,396	$10,550	$340,946
2009	—	4,474	8,566	13,040
2010	—	4,563	7,743	12,306
2011	—	3,902	6,956	10,858
2012	—	3,705	5,415	9,120
Thereafter	—	9,793	16,622	26,415

Total	$326,000	$30,833	$55,852	$412,685

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2007, approximately 98.3% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At September 30, 2007, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $3.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.

Products purchased from the Italy-based Ferretti Group are subject to fluctuations in the Euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the Euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Ferretti Group products, and such price points may not be competitive with other product lines in the

United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Ferretti Group product line. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from Ferretti Group. We are not currently engaged in material foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in material foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Evaluation of Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2007.

The Company’s internal control over financial reporting as of September 30, 2007 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
MarineMax, Inc.

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2007 and 2006, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of MarineMax, Inc. and our report dated December 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 6, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.2		Amended and Restated Bylaws of the Registrant(13)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc. (Form 10-Q filed May 10, 2006)(3)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(5)
10.5		1998 Employee Stock Purchase Plan(6)
10.12		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.18(a)†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.19		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries as Borrowers, Keybank Bank, N.A., Bank of America, N.A., and various other lenders, as Lenders(8)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.20(a)	Sea Ray Sales and Service Agreement(9)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust Company, as Lenders(8)
10	.21(a)	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A. and Branch Banking and Trust Company, as Lenders(10)
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(11)
10.23		Form Stock Option Agreement for 2007 Incentive Compensation Plan(11)
10.24		Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(11)

Exhibit
Number	Exhibit

10.25	Director Fee Share Purchase Program(12)
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 7, 2007.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(9)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(10)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2007.

(11)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.

(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(13)	Incorporated by reference to Registrant’s Form 8-K as filed on November 9, 2007.

(c)	Financial Statement Schedules

(1) See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinemax, Inc.

William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 11, 2007

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 11, 2007

Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 11, 2007

Hilliard M. Eure III	Director	December 11, 2007

John B. Furman	Director	December 11, 2007

Robert S. Kant	Director	December 11, 2007

Joseph A. Watters	Director	December 11, 2007

Dean S. Woodman	Director	December 11, 2007

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MarineMax, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2007 expressed an unqualified opinion.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 6, 2007

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2006	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,113	$30,375
Accounts receivable, net	57,589	57,333
Inventories, net	462,847	478,039
Prepaid expenses and other current assets	8,445	8,997
Deferred tax assets	4,486	6,485

Total current assets	558,480	581,229
Property and equipment, net	122,215	118,960
Goodwill and other intangible assets, net	116,195	121,174
Other long-term assets	4,673	4,515

Total assets	$801,563	$825,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,398	$19,980
Customer deposits	17,170	33,420
Accrued expenses	24,415	27,044
Short-term borrowings	321,500	326,000
Current maturities of long-term debt	4,532	4,396

Total current liabilities	405,015	410,840
Deferred tax liabilities	11,639	11,971
Long-term debt, net of current maturities	32,654	26,437
Other long-term liabilities	2,368	3,071

Total liabilities	451,676	452,319
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2006 and 2007	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 18,529,524 and 18,379,864 shares issued and outstanding at September 30, 2006 and 2007, respectively	19	19
Additional paid-in capital	156,618	167,912
Retained earnings	200,306	220,375
Accumulated other comprehensive income	507	28
Treasury stock, at cost, 336,300 and 719,600 shares held at September 30, 2006 and 2007, respectively	(7,563)	(14,775)

Total stockholders’ equity	349,887	373,559

Total liabilities and stockholders’ equity	$801,563	$825,878

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2005	2006	2007

Revenue	$947,347	$1,213,541	$1,255,985
Cost of sales	712,843	906,781	956,251

Gross profit	234,504	306,760	299,734
Selling, general, and administrative expenses	169,975	222,806	245,224

Income from operations	64,529	83,954	54,510
Interest expense	9,291	18,616	26,955

Income before income tax provision	55,238	65,338	27,555
Income tax provision	21,412	25,956	7,486

Net income	$33,826	$39,382	$20,069

Basic net income per common share	$2.01	$2.18	$1.08

Diluted net income per common share	$1.88	$2.08	$1.04

Weighted average number of common shares used in computing net income per common share:
Basic	16,815,445	18,028,562	18,618,611

Diluted	18,032,533	18,928,735	19,289,231

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended September 30,
	2005	2006	2007

Net income	$33,826	$39,382	$20,069
Other comprehensive income:
Change in fair market value of derivative instruments, net of tax of $318 and tax benefit of $300 for the years ended September 30, 2006 and 2007, respectively	—	507	(479)
Reclassification adjustment for gains included in net income, net of tax of $62 for the year ended September 30, 2007	—	—	(100)

Comprehensive income	$33,826	$39,889	$19,490

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

BALANCE, September 30, 2004	15,711,012	$16	$70,325	$127,098	$—	$—	$(618)	$196,821

Net income	—	—	—	33,826	—	—	—	33,826
Shares issued under employee stock purchase plan	51,727	—	1,018	—	—	—	—	1,018
Shares issued upon exercise of stock options	379,567	—	4,268	—	—	—	—	4,268
Shares issued through public offering	1,429,000	2	44,201	—	—	—	—	44,203
Stock-based compensation	106,781	—	3,132	—	(3,027)	—	—	105
Amortization of deferred stock compensation	—	—	—	—	630	—	—	630
Tax benefits of options exercised	—	—	2,728	—	—	—	—	2,728

BALANCE, September 30, 2005	17,678,087	18	125,672	160,924	(2,397)	—	(618)	283,599

Net income	—	—	—	39,382	—	—	—	39,382
Purchase of treasury stock	(306,300)	—	—	—	—	—	(6,945)	(6,945)
Reclassification resulting from adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	59,197	—	1,283	—	—	—	—	1,283
Shares issued upon exercise of stock options	253,353	—	2,581	—	—	—	—	2,581
Stock-based compensation	180,163	—	5,567	—	—	—	—	5,567
Shares issued upon business acquisition	665,024	1	22,417	—	—	—	—	22,418
Tax benefits of options exercised	—	—	1,495	—	—	—	—	1,495
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	507	—	507

BALANCE, September 30, 2006	18,529,524	19	156,618	200,306	—	507	(7,563)	349,887

Net income	—	—	—	20,069	—	—	—	20,069
Purchase of treasury stock	(383,300)	—	—	—	—	—	(7,212)	(7,212)
Shares issued under employee stock purchase plan	78,665	—	1,631	—	—	—	—	1,631
Shares issued upon exercise of stock options	149,780	—	1,587	—	—	—	—	1,587
Stock-based compensation	5,195	—	7,307	—	—	—	—	7,307
Tax benefits of options exercised	—	—	769	—	—	—	—	769
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(479)	—	(479)

BALANCE, September 30, 2007	18,379,864	$19	$167,912	$220,375	$—	$28	$(14,775)	$373,559

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended September 30,
	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,826	$39,382	$20,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,118	8,607	9,350
Deferred income tax provision (benefit)	363	1,020	(1,367)
Gain on sale of property and equipment	(136)	(42)	(1,030)
Gain on involuntary conversion of property and equipment	—	—	(613)
Stock-based compensation expense	735	5,567	7,307
Tax benefits of options exercised	2,728	1,495	769
Excess tax benefits from stock-based compensation	—	(1,127)	(546)
(Increase) decrease in — Accounts receivable, net	(1,258)	(21,385)	256
Inventories, net	(31,143)	(25,334)	(15,192)
Prepaid expenses and other assets	(659)	(1,093)	(1,172)
Increase (decrease) in — Accounts payable	(37,720)	20,196	(17,418)
Customer deposits	9,876	(21,988)	16,250
Accrued expenses	3,471	4,104	3,332

Net cash (used in) provided by operating activities	(13,799)	9,402	19,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,795)	(10,164)	(9,507)
Cash used in business investment	—	(4,007)	—
Net cash used in acquisitions of businesses, net assets, and intangible assets	(650)	(81,369)	(4,847)
Proceeds from sale of property and equipment	571	105	2,915
Proceeds from involuntary conversion of property and equipment	—	—	2,007

Net cash used in investing activities	(17,874)	(95,435)	(9,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	3,271	12,240	—
Repayments of long-term debt	(3,463)	(5,140)	(6,353)
Net (repayments) borrowings on short-term borrowings	(5,429)	78,729	4,500
Purchases of treasury stock	—	(6,945)	(7,212)
Net proceeds from issuance of common stock through public offering	44,203	—	—
Excess tax benefits from stock-based compensation	—	1,127	546
Net proceeds from issuance of common stock under option and employee purchase plans	5,286	3,864	3,218

Net cash provided by (used in) financing activities	43,868	83,875	(5,301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	12,195	(2,158)	5,262
CASH AND CASH EQUIVALENTS, beginning of period	15,076	27,271	25,113

CASH AND CASH EQUIVALENTS, end of period	$27,271	$25,113	$30,375

Supplemental Disclosures of Non-Cash Financing Activities:
Long-term debt assumed for property and equipment purchases	$4,040	$—	$—
Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with business acquisition	$—	$22,418	$—

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We were incorporated in Delaware in January 1998 and are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2007, we operated through 88 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 57% of our revenue in fiscal 2007. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 12% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2007 fiscal year.

We have dealership agreements with Sea Ray, Boston Whaler, Meridian, Cabo, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut and Ferretti Group, including Bertram. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

Our operating dealership subsidiaries that carry the Sea Ray product line are party to a multi-year dealer agreement with Brunswick covering Sea Ray products and are the exclusive dealers of Sea Ray boats in their geographic markets. We are party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle). We are also the exclusive dealer for Hatteras Yachts throughout the state of Texas. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. We are also party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, Apreamare, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product lines Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS:

We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. The following describes the acquisitions we completed during the fiscal year ended September 30, 2006. No significant acquisitions were completed during the fiscal years ended September 30, 2005 and 2007.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with locations in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments, including acquisition costs. Port Arrowhead operates six retail locations, including a large marina with more than 300 slips. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a third-party valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements). Port Arrowhead has been included in our consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented with respect to the Port Arrowhead acquisition, as the pre-acquisition effects of the acquisition was not significant in fiscal 2005 and 2006.

During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments, including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five day-period beginning two days prior to and ending two days subsequent to the acquisition date. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a third-party valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $40.0 million of tax deductible goodwill and approximately $16.4 million of tax deductible indefinite-lived intangible assets (dealer agreements). Surfside has been included in our consolidated financial statements since the date of acquisition.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisitions of Port Arrowhead and Surfside during 2006 (amounts in thousands):

Receivables	$5,501
Inventories	119,808
Other current assets	392
Property and equipment	20,383
Goodwill	45,991
Other identifiable intangible assets	18,375

Total assets acquired	$210,450

Short-term borrowings	$(92,770)
Other current liabilities	(14,004)

Total current liabilities assumed	(106,774)

Net assets acquired	$103,676

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

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information includes an adjustment to record income taxes as if Surfside were taxed as a C corporation from the beginning of the periods presented until its acquisition date. The unaudited pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods. Similarly, the unaudited pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, interest incurred on borrowings for cash paid at acquisition, and other expenses that would have been incurred subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Surfside as of the beginning of the periods presented.

3.	SIGNIFICANT ACCOUNTING POLICIES:

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

We made interest payments of approximately $9.0 million, $17.2 million, and $26.6 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively, including interest on debt to finance our real estate holdings and new boat inventory. We made income tax payments of approximately $15.3 million, $8.9 million, and $26.0 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Consideration Received

We account for consideration received from our vendors in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to EITF 02-16, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. Based on the agings of the inventories and our consideration of current market trends, we maintain a lower of cost or market valuation allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2006 or 2007.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation, and depreciate property and equipment over their estimated useful lives using the straight-line method. We capitalize and amortize leasehold improvements over the lesser of the life of the lease or the estimated useful life of the asset. Useful lives for purposes of computing depreciation are as follows:

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

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are the dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed the annual impairment test during the fourth quarter of fiscal 2007, based on financial information as of the third quarter of fiscal 2007, which resulted in no impairment of goodwill or

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.

There was no goodwill amortization expense for the fiscal years ended September 30, 2005, 2006, and 2007. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2006 and 2007.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For derivative instruments not designated as hedging instruments, we recognize the gain or loss in other income/expense in current earnings during the period of change. When a cash flow hedge is terminated, if the forecasted hedged transaction is still probable of occurrence, amounts previously recorded in other comprehensive income remain in other comprehensive income and are recognized in earnings in the period in which the hedged transaction affects earnings.

Additional information with regard to accounting policies associated with derivative instruments is contained in Note 9, Derivative Instruments and Hedging Activity.

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when we recognize the related boat sale. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2006 or 2007, is based on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution, or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2006 or 2007, is based upon our experience with repayments or defaults on the service contracts.

Stock-Based Compensation

Prior to October 1, 2005, we accounted for our share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, because the grant price was equal to or greater than fair value no compensation expense was recorded in earnings for our stock options and awards granted under our employee stock purchase plan (ESPP). The pro forma effects on net income and earnings per share for stock options and ESPP awards were disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for non-vested common stock awards (restricted stock awards and restricted stock units) and Board of Director fees.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 and 2007 includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As a result of our adoption of SFAS 123R, we recorded compensation expense for stock options of approximately $3.5 million and $3.7 million before tax, or $0.15 and $0.15 per diluted share after-tax for the fiscal years ended September 30, 2006 and 2007.

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

For the Fiscal Year Ended
September 30,
2005

Net income as reported	$33,826
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of $283 for the fiscal year ended
September 30, 2005	452
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $663 for the fiscal year ended September 30, 2005	(2,953)

Pro forma net income	$31,325

Basic earnings per share:
As reported	$2.01
Pro forma	$1.86
Diluted earnings per share:
As reported	$1.88
Pro forma	$1.77

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to EITF 02-16, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $14.5 million, $16.5 million and $19.6 million, net of related co-op assistance of approximately $1.6 million, $1.3 million and $1.2 million, for the fiscal years ended September 30, 2005, 2006, and 2007, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

During May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” (SFAS 3). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 during the first quarter of our 2007 fiscal year did not have an effect on our consolidated financial statements.

During June 2006, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The consensus determined that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also determined that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies” (APB 22). EITF 06-3 does not require a company to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial statements beginning after December 15, 2006, with early adoption permitted. The adoption of EITF 06-3 during the first quarter of our 2007 fiscal year did not have an effect on our consolidated financial statements as taxes collected from customers and remitted to governmental authorities are presented net in our consolidated statements of operations.

During June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal year 2008 and are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for any interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the first quarter of our 2007 fiscal year did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2006 or 2007, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. We review the allowance for uncollectible receivables when an

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

The accounts receivable balances consisted of the following at September 30,

	2006	2007
	(Amounts in thousands)

Trade receivables	$22,125	$28,253
Amounts due from manufacturers	26,087	27,811
Other receivables	9,377	1,269

	$57,589	$57,333

5.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2006	2007
	(Amounts in thousands)

New boats, motors and trailers	$382,077	$382,121
Used boats, motors and trailers	69,729	83,291
Parts, accessories and other	11,041	12,627

	$462,847	$478,039

6.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2006	2007
	(Amounts in thousands)

Land	$43,142	$43,142
Buildings and improvements	71,991	78,619
Machinery and equipment	32,311	31,509
Furniture and fixtures	7,099	5,416
Vehicles	6,205	5,629

	160,748	164,315
Less — Accumulated depreciation	(38,533)	(45,355)

	$122,215	$118,960

Depreciation expense totaled approximately $5.9 million, $8.3 million, and $9.5 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, were as follows:

		Identifiable
		Intangible
	Goodwill	Assets	Total
	(Amounts in thousands)

Balance, September 30, 2005	$50,521	$5,663	$56,184
Changes during the period	43,547	16,464	60,011

Balance, September 30, 2006	$94,068	$22,127	$116,195
Changes during the period	3,378	1,601	4,979

Balance, September 30, 2007	$97,446	$23,728	$121,174

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, 2006 and 2007, relate to acquisitions we consummated.

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

During fiscal 2006, we entered into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from certain of our foreign suppliers in Euro dollars. These cash flow hedges are designed to offset changes in expected cash flows due to fluctuations in the Euro dollar from the time the contracts are entered into until actual delivery of the inventory and corresponding payments are made. At September 30, 2006, there were outstanding contracts, which had a combined notional amount of approximately $10.4 million and matured during fiscal 2007. These contracts are designated as cash flow hedges since they are expected to be highly effective in offsetting changes in the cash flows attributable to forecasted purchases of yachts and boats from certain of our foreign suppliers in Euro dollars. Because the critical terms of the forward contracts and the forecasted transactions coincide (i.e., the currency, notional amount, and timing), changes in cash flows attributable to the risks being hedged are expected to be completely offset by the forward contract. We account for the cost of entering into the hedging instruments, or difference between the spot rate and the forward rate at inception, as ineffective and amortize and recognize the related cost as an expense in earnings over the life of the related instrument. Outstanding contracts at September 30, 2006 had unrealized gains of approximately $571,000, which were recorded in other current assets on the consolidated balance sheet and qualify as highly effective for reporting purposes. Effectiveness of yacht and boat forward contracts is determined by comparing the change in the fair value of the forward contract to the change in the expected cash to be paid for the hedged item. During the year ended September 30, 2006, the ineffective portion of the hedging instruments was not significant. For closed contracts related to inventory on hand at September 30, 2006, we recorded approximately $92,000 of unrealized gains as a contra inventory on the consolidated balance sheet. These unrealized gains were recognized as a reduction to the cost of sale when the related boat was sold. At September 30, 2006, the net unrealized gains related to open

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and closed contracts recorded in accumulated other comprehensive income were approximately $453,000, net of tax.

At September 30, 2007, there were no outstanding foreign currency cash flow hedge contracts. During the year ended September 30, 2007, the ineffective portion of the hedging instruments was not significant.

During fiscal 2006, we entered into an interest rate swap agreement with a notional amount of $4.0 million, that matures in June 2015, and is designated as a cash flow hedge and effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. Our Company periodically determines the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At September 30, 2006 and 2007, the swap agreement had a fair value of approximately $88,000 and $45,000, which were recorded in other long-term assets on the consolidated balance sheets.

10.	SHORT-TERM BORROWINGS:

During June 2007, we entered into an amendment of our existing credit facility, which modified the definition of “Fixed Charges Coverage Ratio” and extended the term of our second amended and restated credit and security agreement entered into in June 2006 with the same lenders. The amended credit facility matures in May 2012, with two one-year renewal options. At September 30, 2007, we were in compliance with all of the credit facility covenants.

Prior to June 2007, we entered into a second amended and restated credit and security agreement with eight financial institutions during June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility requires us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth. The other terms and conditions of the new credit facility are generally similar to the previous credit facility. The credit facility extended the maturity of the credit facility to May 2011, with two one-year renewal options. For the periods ending September 30, 2006 and 2005 the credit facility provided us with asset-based borrowing availability up to $500 million and $340 million, and accrued interest at a rate of LIBOR plus 150 to 260 basis points.

Short-term borrowings as of September 30, 2006 and 2007 were $321.5 million and $326.0 million, respectively. The additional available borrowings under the credit facility at September 30, 2006 and 2007 were $130.0 million and $148.9 million, respectively. At September 30, 2006 and 2007, the interest rate on the outstanding short-term borrowings was 6.8% and 7.2%, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LONG-TERM DEBT:

Long-term debt consisted of the following at September 30,

	2006	2007
	(Amounts in thousands)

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $26,357 to $30,860 bearing fixed interest at rates ranging from 6.57% to 7.75%, maturing September 2010 through July 2015, collateralized by machinery and equipment	$7,112	$6,060
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $22,605 to $102,000, bearing variable interest at rates ranging from 6.58% to 7.35%, maturing September 2012 through June 2016, collateralized by machinery and equipment	30,074	24,773

	37,186	30,833
Less — Current maturities	(4,532)	(4,396)

	$32,654	$26,437

The aggregate maturities of long-term debt were as follows at September 30, 2007:

(Amounts in thousands)

2008	$4,396
2009	4,474
2010	4,563
2011	3,902
2012	3,705
Thereafter	9,793

Total	$30,833

12.	INCOME TAXES:

The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2005	2006	2007
	(Amounts in thousands)

Current provision (benefit):
Federal	$18,871	$22,091	$10,377
State	2,178	2,845	(1,524)

Total current provision	21,049	24,936	8,853

Deferred provision (benefit):
Federal	330	927	(1,243)
State	33	93	(124)

Total deferred provision (benefit)	363	1,020	(1,367)

Total income tax provision	$21,412	$25,956	$7,486

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2005	2006	2007

Federal tax provision	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.6%	3.6%	2.3%
State income tax settlement	—	—	(13.7)%
Stock based compensation	—	1.0%	2.1%
Valuation allowance	—	—	1.9%
Other	0.2%	0.1%	(0.4)%

Effective tax rate	38.8%	39.7%	27.2%

During the fiscal year ended September 30, 2007, we settled certain tax positions under an initiative offered by one of the states in which we conduct operations. As a result of this settlement, we reduced our reserve for contingent income tax liabilities by approximately $5.2 million. Due to the amount paid under the settlement, the reduction in income tax expense was approximately $3.8 million for the fiscal year ended September 30, 2007. Without this reduction, the effective tax rate would have been approximately 40.9% for the year ended September 30, 2007.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2006	2007
	(Amounts in thousands)

Current deferred tax assets (liabilities):
Inventories	$2,312	$2,620
Accrued expenses	2,458	3,865
Foreign currency hedges	(284)	—

Net current deferred tax assets	$4,486	$6,485

Long-term deferred tax (liabilities) assets:
Depreciation and amortization	$(13,355)	$(15,828)
Stock based compensation	1,650	3,781
State tax loss carryforwards	—	505
Other	66	76

Long-term deferred tax liabilities:	$(11,639)	(11,466)

Valuation allowance	—	(505)

Net long-term deferred tax liabilities	$(11,639)	$(11,971)

At September 30, 2007, we maintained a valuation allowance for deferred tax assets of approximately $505,000. SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based upon the weight of evidence, it more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and tax loss carryforwards become deductible or are utilized. We concluded that it was appropriate to establish a full valuation allowance against our separate jurisdiction state tax loss carryforwards, using the “more likely than not” criteria.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At September 30, 2007, we had purchased an aggregate of 719,600 shares of common stock under the plan for an aggregate purchase price of approximately $14.8 million.

14.	STOCK-BASED COMPENSATION:

Upon adoption of SFAS 123R, we continued to use the Black-Scholes valuation model for valuing all stock options and shares granted under the ESPP. Compensation for restricted stock awards and restricted stock units are measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based payment arrangements for the fiscal years ended September 30, 2005, 2006, and 2007 was approximately $5.3 million, $3.9 million, and $3.2 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2005, 2006, and 2007 was approximately $2.7 million, $1.5 million, and $800,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

15.	THE INCENTIVE STOCK PLANS:

During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Stock Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity from September 30, 2006 through September 30, 2007:

					Weighted
					Average
	Shares		Aggregate		Remaining
	Available	Options	Intrinsic	Weighted Average	Contractual
	for Grant	Outstanding	Value	Exercise Price	Life
			(In thousands)

Balance at September 30, 2006	394,728	2,364,538	$22,583	$16.80	5.9
Options authorized	1,000,000	—
Options granted	(121,000)	121,000		$25.57
Options cancelled/fortfeited/expired	179,213	(179,213)		$21.60
Restricted stock units issued	(222,100)
Options exercised	—	(149,780)		$10.59

Balance at September 30, 2007	1,230,841	2,156,545	$4,993	$17.36	5.2

Exercisable at September 30, 2007	—	1,053,858	$3,710	$13.01	3.3

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2005, 2006, and 2007 was $12.35, $12.53, and $12.13, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2005, 2006, and 2007 was approximately $7.5 million, $5.2 million, and $2.0 million, respectively.

As of September 30, 2006 and 2007, there was approximately $6.6 million and $4.8 million, respectively, of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.9 years and 3.3 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2005, 2006, and 2007 was approximately $1.5 million, $1.4 million, and $1.9 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2005	2006	2007

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.6%	4.6%
Volatility	42.1%	44.5%	42.7%
Expected life	5.4 years	4.6 years	6.5 years

16.	EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):

Our Employee Stock Purchase Plan provides for up to 750,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 1998, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

During 2007, we continued using the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2005	2006	2007

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	4.8%	4.9%
Volatility	41.5%	37.1%	43.4%
Expected life	six months	six months	six months

As of September 30, 2007, we had issued 524,528 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan.

17.	RESTRICTED STOCK AWARDS:

During the first quarter of fiscal 2005, 2006, and 2007, we granted non-vested (restricted) stock awards or restricted stock units (collectively restricted stock awards) to certain key employees pursuant to the 1998 Incentive Stock Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. The stock underlying the vested restricted stock units will be delivered upon vesting.

We accounted for the restricted stock awards granted in fiscal 2005 using the measurement and recognition provisions of APB 25. Accordingly, we measured compensation cost at the grant date using the intrinsic value method, these costs will be recognized in earnings over the requisite service period. We accounted for the restricted stock awards granted subsequent to September 30, 2005 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock activity from September 30, 2006 through September 30, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2006	278,000	$28.18
Changes during the period
Shares granted	222,100	$28.44
Shares vested	—	$—
Shares forfeited	—	$—

Non-vested balance at September 30, 2007	500,100	$28.30

As of September 30, 2006 and 2007, there was approximately $5.3 million and $8.0 million, respectively, of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over a weighted average period of 3.5 years, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30,

	2005	2006	2007

Weighted average common shares outstanding used in calculating basic net income per share	16,815,445	18,028,562	18,618,611
Effect of dilutive options	1,217,088	900,173	670,620

Weighted average common and common equivalent shares used in calculating diluted net income per share	18,032,533	18,928,735	19,289,231

Options to purchase 53,000, 699,500 and 742,100 shares of common stock were outstanding at September 30, 2005, 2006, and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expense, including month-to-month rentals, were approximately $9.4 million, $10.9 million, and $13.2 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively. Rental expense to related parties under both cancelable and non-cancelable operating leases approximated $385,000 for each of the fiscal years ended September 30, 2005, 2006, and 2007.

The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2005, 2006, and 2007, represent rental payments for buildings to an entity partially owned by an officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

Future minimum lease payments under non-cancelable operating leases at September 30, 2007, were as follows:

(Amounts in thousands)

2008	$10,550
2009	8,566
2010	7,743
2011	6,956
2012	5,415
Thereafter	16,622

Total	$55,852

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with theses matters was not material at September 30, 2007. While it is not feasible to determine the actual outcome of these actions as of September 30, 2007, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Associated with the December 2006 snow and ice storms in Missouri, we received approximately $2.0 million of insurance proceeds to date, of which approximately $1.4 million offset the related losses associated with the destruction of marina docks and significant expenses we incurred regarding damage and related clean up after the storm. The additional insurance proceeds received of approximately $600,000 were recorded as a gain during fiscal 2007. The insurance proceeds received to date were recorded as a reduction to selling, general, and administrative expenses on the consolidated statements of operations during fiscal 2007.

During fiscal 2007, we received $2.1 million of business interruption insurance proceeds for claims associated with Hurricane Wilma, which occurred in October 2005. The business interruption insurance proceeds were to reimburse us for the interruption in our operations that resulted in lost revenue and related profits in addition to the significant expenses incurred to move and repair inventory and to reimburse us for uninsured losses recognized by certain locations. These proceeds were recorded as a reduction to selling, general, and administrative expenses on the consolidated statements of operations during fiscal 2007.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20.	EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the Plan) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.3 million, $1.7 million, and $1.9 million for the fiscal years ended September 30, 2005, 2006, and 2007, respectively.

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

The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006	2006	2007	2007	2007
	(Amounts in thousands except share and per share data)

Revenue	$181,184	$287,387	$421,348	$323,622	$234,031	$325,082	$378,683	$318,189
Cost of sales	136,836	218,812	321,089	230,044	177,677	252,554	291,248	234,772

Gross profit	44,348	68,575	100,259	93,578	56,354	72,528	87,435	83,417
Selling, general, and administrative expenses	40,472	50,088	65,229	67,017	56,165	59,533	62,444	67,082
Income from operations	3,876	18,487	35,030	26,561	189	12,995	24,991	16,335
Interest expense	2,761	4,294	5,900	5,661	6,540	7,547	7,458	5,410

Income before income tax provision	1,115	14,193	29,130	20,900	(6,351)	5,448	17,533	10,925
Income tax provision	451	5,605	11,607	8,293	(2,565)	2,116	3,636	4,299

Net income	$664	$8,588	$17,523	$12,607	$(3,786)	$3,332	$13,897	$6,626

Net income per share:

Diluted	$0.04	$0.46	$0.90	$0.66	$(0.21)	$0.17	$0.73	$0.35

Weighted average number of shares:

Diluted	18,525,849	18,751,417	19,426,294	19,009,231	18,287,781	19,042,015	19,034,148	19,064,068

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported interim financial statements to conform to the consolidated financial statement presentation of the current period.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.2		Amended and Restated Bylaws of the Registrant (13)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc. (Form 10-Q filed May 10, 2006)(3)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(5)
10.5		1998 Employee Stock Purchase Plan(6)
10	.18(a)†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.19		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries as Borrowers, Keybank Bank, N.A., Bank of America, N.A., and various other lenders, as Lenders(8)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9) Form 8-K filed December 9, 2005(9)
10.21		Form of Sea Ray Sales and Service Agreement(9)
10	.21(a)	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A. and Branch Banking and Trust Company, as Lenders(10)
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(11)
10.23		Form Stock Option Agreement for 2007 Incentive Compensation Plan(11)
10.24		Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(11)
10.25		Director Fee Share Purchase Program(12)
21		List of Subsidiaries
23		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 7, 2007.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(9)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(10)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2007.

(11)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.

(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(13)	Incorporated by reference to Registrant’s Form 8-K as filed on November 9, 2007.