Form 10-Q
period 2007-12-31
MARINEMAX INC
filed 2008-02-11
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3496957 (I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida (Address of principal executive offices)	33764 (ZIP Code)
727-531-1700
(Registrant’s telephone number, including area code)
Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of outstanding shares of the registrant’s Common Stock on February 1, 2008 was 18,364,235.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2007
Revenue	$234,031	$215,268
Cost of sales	177,677	167,144

Gross profit	56,354	48,124

Selling, general, and administrative expenses	56,165	53,191

Income (loss) from operations	189	(5,067)

Interest expense	6,540	5,881

Loss before income tax benefit	(6,351)	(10,948)

Income tax benefit	(2,565)	(4,529)

Net loss	$(3,786)	$(6,419)

Basic and diluted net loss per common share	$(0.21)	$(0.35)

Weighted average number of common shares used in computing net loss per common share:

Basic	18,287,781	18,364,676

Diluted	18,287,781	18,364,676

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data

	September 30,	December 31,
	2007	2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,375	$22,765
Accounts receivable, net	57,333	52,177
Inventories, net	478,039	532,844
Prepaid expenses and other current assets	8,997	10,186
Deferred tax assets	6,485	5,931

Total current assets	581,229	623,903

Property and equipment, net	118,960	119,041
Goodwill and other intangible assets, net	121,174	121,167
Other long-term assets	4,515	4,805

Total assets	$825,878	$868,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,980	$14,811
Customer deposits	33,420	21,673
Accrued expenses	27,044	25,058
Short-term borrowings	326,000	391,000
Current maturities of long-term debt	4,396	4,415

Total current liabilities	410,840	456,957

Deferred tax liabilities	11,971	11,405
Long-term debt, net of current maturities	26,437	25,326
Other long-term liabilities	3,071	6,108

Total liabilities	452,319	499,796
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2007 and December 31, 2007	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,379,864 and 18,356,775 shares issued and outstanding at September 30, 2007 and December 31, 2007, respectively	19	19
Additional paid-in capital	167,912	171,532
Retained earnings	220,375	213,402
Accumulated other comprehensive income (loss)	28	(23)
Treasury stock, at cost, 719,600 and 790,900 shares held at September 30, 2007 and December 31, 2007, respectively	(14,775)	(15,810)

Total stockholders’ equity	373,559	369,120

Total liabilities and stockholders’ equity	$825,878	$868,916

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited

	Three Months Ended
	December 31,
	2006	2007
Net loss	$(3,786)	$(6,419)

Other comprehensive (loss) income:
Change in fair market value of derivative instruments, net of tax benefit of $237 and $32 for the three months ended December 31, 2006 and 2007	(378)	(51)
Reclassification adjustment for losses included in net loss, net of tax benefit of $61 for the three months ended December 31, 2006	98	—

Comprehensive loss	$(4,066)	$(6,470)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
BALANCE, September 30, 2007	18,379,864	$19	$167,912	$220,375	$28	$(14,775)	$373,559

Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	(554)	—	—	(554)
Net loss	—	—	—	(6,419)	—	—	(6,419)
Purchase of treasury stock	(71,300)	—	—	—	—	(1,035)	(1,035)
Shares issued under employee stock purchase plan	58,598	—	726	—	—	—	726
Shares issued upon exercise of stock options	87,757	—	912	—	—	—	912
Stock-based compensation	1,856	—	1,785	—	—	—	1,785
Tax benefits of options exercised	—		197	—	—	—	197
Conversion of restricted stock awards to restricted stock units	(100,000)	—	—	—	—	—	—
Change in fair market value of derivative instruments, net of tax benefit	—	—	—	—	(51)	—	(51)

BALANCE, December 31, 2007	18,356,775	$19	$171,532	$213,402	$(23)	$(15,810)	$369,120

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,786)	$(6,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,349	2,337
Deferred income tax provision	154	20
Gain on sale of property and equipment	(10)	(19)
Cumulative effect of adoption of FIN 48 (Note 6)	—	(554)
Stock-based compensation expense	1,743	1,785
Tax benefits of options exercised	275	197
Excess tax benefits from stock-based compensation	(178)	(168)
(Increase) decrease in — Accounts receivable, net	8,755	5,156
Inventories, net	(82,435)	(54,805)
Prepaid expenses and other assets	411	(1,562)
(Decrease) increase in — Accounts payable	(21,810)	(5,169)
Customer deposits	1,019	(11,747)
Accrued expenses	(1,265)	1,051

Net cash used in operating activities	(94,778)	(69,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,636)	(2,412)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(16)	—
Proceeds from sale of property and equipment	13	20

Net cash used in investing activities	(1,639)	(2,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	84,000	65,000
Repayments of long-term debt	(1,138)	(1,092)
Net proceeds from issuance of common stock under option and employee purchase plans	1,394	1,638
Purchase of treasury stock	—	(1,035)
Excess tax benefits from stock-based compensation	178	168

Net cash provided by financing activities	84,434	64,679

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,983)	(7,610)
CASH AND CASH EQUIVALENTS, beginning of period	25,113	30,375

CASH AND CASH EQUIVALENTS, end of period	$13,130	$22,765

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$5,882	$5,731
Income taxes	$15,734	$2,027
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2007, we operated through 90 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     We have dealer agreements with Sea Ray, Boston Whaler, Meridian, Cabo, Hatteras Yachts, Mercury Marine, and Baja Marine Corporation, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut and Ferretti Group, including Bertram. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
     Our operating dealership subsidiaries that carry the Sea Ray product line are party to a multi-year dealer agreement with Brunswick covering Sea Ray products and are the exclusive dealers of Sea Ray boats in their geographic markets. We are party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle). We are also the exclusive dealer for Hatteras Yachts throughout the state of Texas. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. We are also party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, and Mochi Craft mega-yachts, yachts, and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product lines Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
     As is typical in the industry, we deal with manufacturers, other than Sea Ray and Hatteras Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

2. BASIS OF PRESENTATION:
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected in future periods.
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
3. NEW ACCOUNTING PRONOUNCEMENTS:
     During June 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective October 1, 2007, we adopted FIN 48. See Note 6, Income Taxes, for the effects of adopting FIN 48 on our condensed consolidated financial statements.
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
4. GOODWILL AND OTHER INTANGIBLE ASSETS:
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

     We have determined that our most significant acquired identifiable intangible assets are the dealer agreements of dealerships that we have acquired, which are indefinite-lived intangible assets. We completed the annual impairment test during the fourth quarter of fiscal 2007, which resulted in no impairment of goodwill or identifiable intangible assets. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142.
     The carrying amounts of goodwill and identifiable intangible assets for the period from September 30, 2007 to December 31, 2007 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2007	$97,446	$23,728	$121,174
Changes during the period	—	(7)	(7)

Balance, December 31, 2007	$97,446	$23,721	$121,167

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, we record all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, we record the change in the fair value of the derivative in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, we recognize the change in fair value of the derivative and of the hedged item attributable to the hedged risk in earnings in the current period. Our interest rate hedge has been determined to be effective and is designated as a cash flow hedge.
     During fiscal 2006, we entered into an interest rate swap agreement with a notional amount of $4.0 million, that matures in June 2015, and is designated as a cash flow hedge and effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty's compliance with the terms of the swap. At December 31, 2007, the swap agreement has a negative fair value of approximately $38,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.
6. INCOME TAXES:
     Effective October 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, the Company recognized a charge of $554,313 to the October 1, 2007 retained earnings balance.
     As of October 1, 2007, we had approximately $2.2 million of gross unrecognized tax benefits, of which approximately $1.6 million, if recognized, would impact the effective tax rate.
     Consistent with our prior practices, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. Interest and penalties represent approximately $636,000 of the gross unrecognized tax benefits.
     Since inception we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2004 and for the majority of the state jurisdictions we are not subject to audits prior to the 2003 fiscal year.

     It is reasonably possible that a change to the total amount of unrecognized tax benefits could occur in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions. It is not possible to estimate a range of the possible change at this time. However, we do not expect the change to be significant to the overall balance of unrecognized tax benefits.
7. SHORT-TERM BORROWINGS:
     During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006 with the same lenders and modified the definition of “Fixed Charges Coverage Ratio”. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. As of December 31, 2007, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility was approximately $109.0 million.
8. STOCKHOLDERS’ EQUITY:
     We issued a total of 148,211 shares of our common stock in conjunction with our 2007 Incentive Stock Plan (2007 Plan) and Employee Stock Purchase Plan (The Stock Purchase Plan) during the three months ended December 31, 2007. Our 2007 Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the award of restricted stock and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
     In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At December 31, 2007, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.
9. STOCK-BASED COMPENSATION:
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R). Under this standard, we use the Black-Scholes valuation model for valuing all stock options and shares granted under The Stock Purchase Plan. Compensation for restricted stock awards and restricted stock units are measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. Compensation cost for all awards are recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
     During the three months ended December 31, 2006 and 2007, we recognized stock-based compensation expense of approximately $1.7 million and $1.8 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2006 and 2007, were approximately $275,000 and $197,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the three months ended December 31, 2006 and 2007, was approximately $1.4 million and $1.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
10. THE INCENTIVE STOCK PLANS:
     During February 2007, our stockholders approved a proposal to approve our 2007 Plan, which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2007 through December 31, 2007:

					Weighted
			Aggregate	Weighted	Average
	Shares		Intrinsic	Average	Remaining
	Available	Options	Value (in	Exercise	Contractual
	for Grant	Outstanding	thousands)	Price	Life

Balance at September 30, 2007	1,230,841	2,156,545	$4,993	$17.36	5.2
Options authorized	—	—
Options granted	(12,500)	12,500		$15.50
Options cancelled/forfeited/expired	10,347	(10,347)		$20.62
Restricted stock units issued	(150,000)
Options exercised	—	(87,757)		$10.16

Balance at December 31, 2007	1,078,688	2,070,941	$5,535	$17.63	5.1

Exercisable at December 31, 2007	—	1,152,201	$4,586	$13.67	3.6

     The weighted-average grant date fair value of options granted during the three months ended December 31, 2006 and 2007, was $11.48 and $8.12, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2007 was approximately $756,000 and $485,000, respectively.
     As of December 31, 2007, there was approximately $2.7 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.1 years. The total fair value of options vested during the three months ended December 31, 2006 and 2007 was approximately $1.2 million and $1.1 million, respectively.
     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2008. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2006	2007
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	3.7%
Volatility	41.7%	43.4%
Expected life	4.8 years	7.5 years

11. EMPLOYEE STOCK PURCHASE PLAN:
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
     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2007 and 2008. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2006	2007
Dividend yield	0.0%	0.0%
Risk-free interest rate	5.1%	3.7%
Volatility	39.8%	46.9%
Expected life	six-months	six-months
12. RESTRICTED STOCK AWARDS:
     During the first quarter of fiscal 2007, we granted restricted stock units to certain key employees pursuant to the 1998 Plan. The restricted stock units have vesting periods that become fully vested at the end of year five. The stock underlying the vested restricted stock units will be delivered upon vesting. We accounted for the restricted stock units using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock units is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     During the first quarter of fiscal 2008, we granted restricted stock units, with both time-based and performance-based criteria, to certain key employees pursuant to the 2007 Plan. These shares vest ratably over a four year period based on achieving certain financial performance targets. Under SFAS 123R, we will recognize compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the financial performance targets are not reached, or if an employee terminates their employment prior to the end of the vesting period, the corresponding performance-based restricted stock units will not be issued and the expense previously recognized will be reversed. During the current quarter, we recognized compensation costs associated with the performance-based restricted stock units based on our belief that obtaining the maximum performance targets is probable. Performance-based restricted stock units are presented in the table below at the maximum number of restricted stock units that would vest if the maximum performance targets are met.
     The following table summarizes restricted stock award activity from September 30, 2007 through December 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2007	500,100	$28.30
Changes during the period Awards granted	150,000	$15.80
Awards vested	—
Awards forfeited	—

Non-vested balance at December 31, 2007	650,100	$25.41

     As of December 31, 2007, there was approximately $9.3 million of total unrecognized compensation cost related to restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of 3.4 years. These unrecognized compensation costs assume that the maximum performance targets are met for the respective restricted stock units.
13. NET LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted loss per share:

	Three Months Ended
	December 31,
	2006	2007
Weighted average common shares outstanding used in calculating basic loss per share	18,287,781	18,364,676
Effect of dilutive options	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	18,287,781	18,364,676

     The dilutive effect of options to purchase 896,784 and 403,903 shares of common stock were outstanding at December 31, 2006 and 2007, respectively, but as a result of our net loss, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Options to purchase 669,100 and 1,222,200 shares of common stock were outstanding at December 31, 2006 and 2007, respectively, but were not included in the computation of loss per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
14. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not material at December 31, 2007. While it is not feasible to determine the actual outcome of these actions as of December 31, 2007, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
General
     We are the largest recreational boat retailer in the United States with fiscal 2007 revenue of approximately $1.3 billion. Through 90 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
     MarineMax was incorporated in January 1998. We commenced with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have significantly expanded our operations through the acquisition of 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and consideration of current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.
Valuation of Goodwill and Other Intangible Assets
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method. We completed our last annual impairment test during the fourth quarter of fiscal 2007, based on financial information as of the third quarter of fiscal 2007, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amounted to approximately $97.4 million and $23.7 million, respectively, as of December 31, 2007.
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
Stock-Based Compensation
     Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective October 1, 2007, we adopted FIN 48 and established a recognition threshold and measurement principles for the financial statement recognition and measurement of a tax positions taken or expected to be taken on a tax return. We also follow the guidance provided by FIN 48 on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Consolidated Results of Operations
     The following discussion compares the three months ended December 31, 2007 with the three months ended December 31, 2006 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended December 31, 2007 Compared with Three Months Ended December 31, 2006
     Revenue. Revenue decreased $18.7 million, or 8.0%, to $215.3 million for the three months ended December 31, 2007 from $234.0 million for the three months ended December 31, 2006. Of this decrease, $20.0 million was attributable to an 8.6% decline in comparable-store sales, partially offset by approximately $1.3 million attributable to stores opened that are not eligible for inclusion in the comparable store base for the three months ended December 31, 2007. The decline in our same-store sales was due to softer economic conditions, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $8.3 million, or 14.6%, to $48.1 million for the three months ended December 31, 2007 from $56.4 million for the three months ended December 31, 2006. Gross profit as a percentage of revenue decreased to 22.4% for the three months ended December 31, 2007 from 24.1% for the three months ended December 31, 2006. The decrease in gross profit as a percentage of revenue was due primarily to a shift in product mix to larger yacht sales, which historically carry a lower gross margin, and the increased discounting due to unfavorable retail environment.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $3.0 million, or 5.3%, to $53.2 million for the three months ended December 31, 2007 from $56.2 million for the three months ended December 31, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 70 basis points to 24.7% for the three months ended December 31, 2007 from 24.0% for the three months ended December 31, 2006. The increase in selling, general, and administrative expenses as a percentage of revenue was due to the lack of leverage caused by the decline in same-store sales.
     Interest Expense. Interest expense decreased $660,000, or 10.1%, to $5.9 million for the three months ended December 31, 2007 from $6.5 million for the three months ended December 31, 2006. Interest expense as a percentage of revenue decreased to 2.7% for the three months ended December 31, 2007 from 2.8% for the three months ended December 31, 2006. The decrease was primarily a result of decreased borrowings on our revolving credit facility and mortgages coupled with the more favorable interest rate environment.
     Income Tax Benefit. Income tax benefit increased $1.9 million, or 76.6%, to $4.5 million for the three months ended December 31, 2007 from $2.6 million for the three months ended December 31, 2006. Our effective income tax rate remained fairly constant at approximately 41.4% for the three months ended December 31, 2007.
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
     For the three months ended December 31, 2006 and 2007, cash used in operating activities approximated $94.8 million and $69.9 million, respectively. For the three months ended December 31, 2006 and 2007, cash used in operating activities was primarily used to increase inventories to ensure appropriate inventory levels, decrease accounts payable to tax authorities and a decrease in customer deposits, partially offset by decreased accounts receivable from our manufacturers.
     For the three months ended December 31, 2006 and 2007, cash used in investing activities approximated $1.6 million and $2.4 million, respectively, and was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the three months ended December 31, 2006 and 2007, cash provided by financing activities approximated $84.4 million and $64.7 million, respectively, and was primarily attributable to net borrowings of short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt.
     During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006 with the same lenders and modified the definition of “Fixed Charges Coverage Ratio”. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. At December 31, 2007, we were in compliance with all of the credit facility covenants.
     As of December 31, 2007, our indebtedness totaled approximately $420.7 million, of which approximately $29.7 million was associated with our real estate holdings and approximately $391.0 million was associated with financing our inventory and working capital needs. At December 31, 2006 and 2007, the interest rate on the outstanding short-term borrowings was 6.8% and 6.7%, respectively. At December 31, 2007, our additional available borrowings under our credit facility were approximately $109.0 million.
     We issued a total of 148,211 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2007 in exchange for approximately $1.6 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2007, approximately 98.6% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At December 31, 2007, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     At December 31, 2007, we had purchased an aggregate of 790,900 shares of common stock under the share repurchase plan for an aggregate purchase price of approximately $15.8 million. The number and average price of shares purchased in each month of the first quarter of fiscal 2008 are set forth in the table below:

			Total	Maximum
	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Plan
Oct. 1, 2007 — Oct. 31, 2007	—	—	—	310,400
Nov. 1, 2007 — Nov. 30, 2007	71,300	$14.48	71,300	239,100
Dec. 1, 2007 — Dec. 31, 2007	—	—	—	239,100
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

MARINEMAX, INC.
February 11, 2008	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.