Form 10-Q
period 2008-03-31
MARINEMAX INC
filed 2008-05-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on May 4, 2008 was 18,368,583.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Revenue	$325,082	$233,262	$559,113	$448,530
Cost of sales	252,554	178,783	430,231	345,927

Gross profit	72,528	54,479	128,882	102,603

Selling, general, and administrative expenses	59,533	56,198	115,698	109,389

Income (loss) from operations	12,995	(1,719)	13,184	(6,786)

Interest expense	7,547	5,952	14,087	11,833

Income (loss) before income tax provision (benefit)	5,448	(7,671)	(903)	(18,619)

Income tax provision (benefit)	2,116	(4,162)	(449)	(8,691)

Net income (loss)	$3,332	$(3,509)	$(454)	$(9,928)

Basic net income (loss) per common share	$0.18	$(0.19)	$(0.02)	$(0.54)

Diluted net income (loss) per common share	$0.17	$(0.19)	$(0.02)	$(0.54)

Weighted average number of common and common equivalent shares used in computing net income (loss) per common share:

Basic	18,377,902	18,363,692	18,332,346	18,364,187

Diluted	19,042,015	18,363,692	18,332,346	18,364,187

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2007	2008
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,375	$24,116
Accounts receivable, net	57,333	60,337
Inventories, net	478,039	553,890
Prepaid expenses and other current assets	8,997	5,950
Deferred tax assets	6,485	7,068

Total current assets	581,229	651,361

Property and equipment, net	118,960	119,437
Goodwill and other intangible assets, net	121,174	121,160
Other long-term assets	4,515	4,167

Total assets	$825,878	$896,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,980	$16,364
Customer deposits	33,420	18,397
Accrued expenses	27,044	30,705
Short-term borrowings	326,000	419,000
Current maturities of long-term debt	4,396	4,433

Total current liabilities	410,840	488,899

Long-term debt, net of current maturities	26,437	24,210
Deferred tax liabilities	11,971	11,394
Other long-term liabilities	3,071	3,991

Total liabilities	452,319	528,494

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2007 and March 31, 2008	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,379,864 and 18,368,369 shares issued and outstanding, net of shares held in treasury, at September 30, 2007 and March 31, 2008, respectively	19	19
Additional paid-in capital	167,912	173,720
Retained earnings	220,375	209,893
Accumulated other comprehensive income	28	(191)
Treasury stock, at cost, 719,600 and 790,900 shares held at September 30, 2007 and March 31, 2008, respectively	(14,775)	(15,810)

Total stockholders’ equity	373,559	367,631

Total liabilities and stockholders’ equity	$825,878	$896,125

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Net income (loss)	$3,332	$(3,509)	$(454)	$(9,928)
Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax benefit of $5 and $105 for the three months ended March 31, 2007 and 2008, respectively, and net of tax benefit of $303 and $137 for the six months ended March 31, 2007 and 2008, respectively	(8)	(167)	(484)	(219)
Reclassification adjustment for (gains) losses included in net income (loss), net of tax of $49 for the three months ended March 31, 2007, and net of tax benefit of $13 for the six months ended March 31, 2007	(78)	—	20	—

Comprehensive income (loss)	$3,246	$(3,676)	$(918)	$(10,147)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

BALANCE, September 30, 2007	18,379,864	$19	$167,912	$220,375	$28	$(14,775)	$373,559

Cumulative effect of adoption of FIN 48	—		—	(554)	—	—	(554)

Net loss	—	—	—	(9,928)	—	—	(9,928)
Purchase of treasury stock	(71,300)	—	—	—	—	(1,035)	(1,035)
Shares issued under employee stock purchase plan	58,667	—	726	—	—	—	726
Shares issued upon exercise of stock options	96,973	—	981	—	—	—	981
Stock-based compensation	4,165	—	3,880	—	—	—	3,880
Tax benefits of options exercised	—		221	—	—	—	221
Conversion of restricted stock awards to restricted stock units	(100,000)	—	—	—	—	—	—
Change in fair market value of derivative instruments, net of tax benefit	—	—	—	—	(219)	—	(219)

BALANCE, March 31, 2008	18,368,369	$19	$173,720	$209,893	$(191)	$(15,810)	$367,631

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454)	$(9,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,709	4,604
Deferred income tax benefit	(227)	(1,023)
Gain on sale of property and equipment	(4)	(22)
Cumulative effect of adoption of FIN 48	—	(554)
Stock-based compensation expense	3,563	3,880
Tax benefits of options exercised	534	220
Excess tax benefits from stock-based compensation	(392)	(177)
(Increase) decrease in —
Accounts receivable, net	(7,720)	(3,004)
Inventories, net	(85,112)	(75,851)
Prepaid expenses and other assets	1,751	3,038
(Decrease) increase in —
Accounts payable	(15,457)	(3,616)
Customer deposits	9,316	(15,023)
Accrued expenses	2,849	4,581

Net cash used in operating activities	(86,644)	(92,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,539)	(5,066)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(5,497)	—
Proceeds from sale of property and equipment	19	22

Net cash used in investing activities	(8,017)	(5,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	93,000	93,000
Repayments of long-term debt	(2,318)	(2,189)
Net proceeds from issuance of common stock under option and employee purchase plans	1,963	1,707
Purchase of treasury stock	—	(1,035)
Excess tax benefits from stock-based compensation	392	177

Net cash provided by financing activities	93,037	91,660

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,624)	(6,259)
CASH AND CASH EQUIVALENTS, beginning of period	25,113	30,375

CASH AND CASH EQUIVALENTS, end of period	$23,489	$24,116

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$13,137	$11,683
Income taxes	$15,881	$2,093
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2008, we operated through 88 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     Our operating dealership subsidiaries that carry the Sea Ray product line are each a party to a multi-year dealer agreement with Brunswick covering Sea Ray products and are the exclusive dealers of Sea Ray boats in their geographic markets. We are party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the state of Florida, excluding the Florida panhandle. We are also the exclusive dealer for Hatteras Yachts throughout the state of Texas. We are also the exclusive dealer for Cabo Yachts throughout the state of Florida. We are also party to a dealer agreement with Ferretti Group and Bertram Yachts. The agreement appoints us as the exclusive dealer for Ferretti Yachts, Pershing, Riva, and Mochi Craft yachts and other recreational boats for the United States, Canada, and the Bahamas. The agreement also appoints us as the exclusive dealer for Bertram in the United States (excluding the Florida peninsula and Texas), Canada, and the Bahamas. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product lines Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
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

2. BASIS OF PRESENTATION:
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods.
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
     In December 2007, the FASB issued SFAS No. 141R “Business Combinations”. SFAS 141R will require among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. SFAS is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to SFAS 133. SFAS 161 applies to all derivative instruments accounted for under SFAS 133 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under SFAS 133 and the effect the derivative instruments may have on the results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only applies to disclosures it will not have a material impact on our consolidated financial position, results from operations and cash flows.
4. GOODWILL AND OTHER INTANGIBLE ASSETS:
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have considered the recent downturn in our business and believe that an impairment does not exist as of March 31, 2008. We will continue to monitor our business prospects and the impact on the valuation of our goodwill and identifiable intangibles. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure any potential impairment based on various business valuation methodologies, including a projected discounted cash flow method.
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
     The carrying amounts of goodwill and identifiable intangible assets for the period from September 30, 2007 to March 31, 2008 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2007	$97,446	$23,728	$121,174
Changes during the period	—	(14)	(14)

Balance, March 31, 2008	$97,446	$23,714	$121,160

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:
     We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), (collectively SFAS 133). Under these standards, we record all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, we record the change in the fair value of the derivative in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, we recognize the change in fair value of the derivative and of the hedged item attributable to the hedged risk in earnings in the current period. Our interest rate hedges have been determined to be effective and are designated as cash flow hedges.
     During the six months ended March 31, 2008, we entered into six interest rate swap agreements with a total notional amount of approximately $23.2 million, that mature between September 2012 and June 2016, which are designated as cash flow hedges that effectively convert a portion of the floating rate debt to fixed rates ranging from 4.36% to 4.87%. Since all of the critical terms of the swaps exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationships. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swaps. At March 31, 2008, the swap agreements had a total negative fair value of approximately $161,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.
     During fiscal 2006, we entered into an interest rate swap agreement with a notional amount of $4.0 million that matures in June 2015, which is designated as a cash flow hedge and effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At March 31, 2008, the swap agreement had a negative fair value of approximately $149,000, which was recorded in other long-term assets on the condensed consolidated balance sheet.
6. INCOME TAXES:
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of October 1, 2007 and as a result, we recognized a charge of approximately $554,000 to the October 1, 2007 retained earnings balance.
     As of March 31, 2008, we had approximately $2.0 million of gross unrecognized tax benefits, of which approximately $1.4 million, if recognized, would impact the effective tax rate. There have been no significant changes to the total amount of unrecognized tax benefits for the six months ended March 31, 2008.
     Consistent with our prior practices, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of the date of adoption, interest and penalties represented approximately $630,000 of the gross unrecognized tax benefits. There have no significant changes subsequent to adoption.
     Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2004 and for the majority of the state jurisdictions we are not subject to audits prior to the 2003 fiscal year.
     It is reasonably possible that a change to the total amount of unrecognized tax benefits could occur in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions. It is not possible to estimate a range of the possible changes at this time. However, we do not expect the change to be significant to the overall balance of unrecognized tax benefits.
7. SHORT-TERM BORROWINGS:
     During March 2008, we entered into an amendment to modify certain financial covenants and terms of our second amended and restated credit and security agreement entered into in June 2006. The amendment modified the threshold of the “Fixed Charge Coverage Ratio” and the “Current Ratio”. During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. As of March 31, 2008, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility was approximately $81.0 million.
8. STOCKHOLDERS’ EQUITY:
     We issued a total of 159,805 shares of our common stock in conjunction with our 2007 Incentive Stock Plan (2007 Plan) and Employee Stock Purchase Plan (Stock Purchase Plan) during the six months ended March 31, 2008. Our 2007 Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the award of restricted stock and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
     In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At March 31, 2008, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.
9. STOCK-BASED COMPENSATION:
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R). Under this standard, we use the Black-Scholes valuation model for valuing all stock options and shares granted under the Stock Purchase Plan. Compensation for restricted stock awards and restricted stock units are measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
     During the six months ended March 31, 2007 and 2008, we recognized stock-based compensation expense of approximately $3.6 million and $3.9 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2007 and 2008, were approximately $534,000 and $220,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the six months ended March 31, 2007 and 2008, was approximately $2.0 million and $1.7 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
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
     The following table summarizes option activity from September 30, 2007 through March 31, 2008:

					Weighted
			Aggregate	Weighted	Average
	Shares		Intrinsic	Average	Remaining
	Available	Options	Value (in	Exercise	Contractual
	for Grant	Outstanding	thousands)	Price	Life

Balance at September 30, 2007	1,230,841	2,156,545	$4,993	$17.36	5.2
Options authorized	—	—
Options granted	(25,000)	25,000		$13.98
Options cancelled/forfeited/expired	56,787	(56,787)		$20.13
Restricted stock units issued	(333,900)
Options exercised	—	(96,973)		$10.11

Balance at March 31, 2008	928,728	2,027,785	$2,482	$17.59	4.8

Exercisable at March 31, 2008	—	1,157,885	$2,055	$13.81	3.3

     The weighted-average grant date fair value of options granted during the six months ended March 31, 2007 and 2008, was $12.74 and $7.27, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2008 was approximately $1.4 million and $533,000, respectively.
     As of March 31, 2008, there was approximately $2.7 million of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.9 years. The total fair value of options vested during the six months ended March 31, 2007 and 2008 was approximately $1.3 million and $1.3 million, respectively.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	2.9%	4.6%	3.3%
Volatility	43.1%	44.4%	42.6%	43.9%
Expected life	7.5 years	7.5 years	6.2 years	7.5 years
11. EMPLOYEE STOCK PURCHASE PLAN:
     The 1998 Employee Stock Purchase Plan (1998 ESPP) provides for up to 750,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The 1998 ESPP provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 1998, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

     During February 2008, our stockholders approved a proposal to approve our 2008 Employee Stock Purchase Plan (2008 ESPP), which will replace our 1998 ESPP. Our 2008 ESPP provides a method whereby our employees will have an opportunity to acquire a proprietary interest in our company through the purchase of shares of our common stock through accumulated voluntary payroll deductions. The total number of shares of our common stock that may be subject to awards under the 2008 ESPP is equal to 500,000 shares plus the number of shares reserved for issuance under the 1998 ESPP that are not purchased as of the expiration of the 1998 ESPP. The 2008 ESPP will begin with the offering period commencing on October 1, 2008 and end on September 30, 2009, each annual offering may be divided into two six-month offerings commencing on October 1 and April 1, respectively, and terminating six months thereafter. The 2008 ESPP provides for implementation of up to 10 annual offerings, and will remain in effect until December 31, 2018. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	2.9%	5.1%	2.9%
Volatility	39.0%	56.3%	39.0%	56.3%
Expected life	six-months	six-months	six-months	six-months
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
     During fiscal 2008, we granted restricted stock units, with both time-based and performance-based criteria pursuant to the 2007 Plan. These shares vest ratably over a four-year period and based on achieving financial performance targets of our company. Under SFAS 123R, we recognize compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the conditions will be satisfied. If the financial performance targets are not reached, or if an employee terminates their employment prior to the end of the vesting period, the corresponding performance-based restricted stock units will not be issued and the expense previously recognized will be reversed. We have recognized compensation costs associated with the performance-based restricted stock units based on our belief that obtaining the maximum performance targets is probable. The table below presents performance-based restricted stock units at the maximum number of restricted stock units that would vest if the maximum performance targets are met.

     The following table summarizes restricted stock award activity from September 30, 2007 through March 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2007	500,100	$28.30
Changes during the period
Awards granted	333,900	$15.68
Awards vested	—
Awards forfeited	—

Non-vested balance at March 31, 2008	834,000	$23.25

     As of March 31, 2008, there was approximately $10.4 million of total unrecognized compensation cost related to restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of 3.4 years. These unrecognized compensation costs assume that the maximum performance targets are met for the respective restricted stock units.
13. EARNINGS (LOSS) PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2008	2007	2008
Weighted average common shares outstanding used in calculating basic earnings (loss) per share	18,377,902	18,363,692	18,332,346	18,364,187

Effect of dilutive options	664,113	—	—	—

Weighted average common and common equivalent shares used in calculating diluted earnings (loss) per share	19,042,015	18,363,692	18,332,346	18,364,187

     For the three months ended March 31, 2008 and the six months ended March 31, 2007 and 2008 all options outstanding have been excluded from the computation of diluted loss per share because there effect would be anti-dilutive as a result of our net loss. For the three months ended March 31, 2007 options to purchase 739,900 shares of common stock were excluded from the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of our common stock and therefore, their effect would be anti-dilutive.
14. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not material at March 31, 2008. While it is not feasible to determine the actual outcome of these actions as of March 31, 2008, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
     Current economic conditions in areas in which we operate dealerships, including but not limited to Florida and California, had a negative impact on our operations. General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases and as a result may materially impact our revenues and cash flows. The cyclical nature of the recreational boating industry has adversely affected our business and results of operations. As general economic trends improve, we expect our financial strength and retailing strategies position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging environment with greater earnings potential. The uncertainty associated with these adverse economic and industry factors will continue to impact the variability in our operating results from what we have historically experienced.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, and including the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. If the carrying amount of our inventory exceeds its fair value, we reduce the carrying amount to reflect fair value. We utilize our historical experience and consideration of current sales trends as the basis for our lower of cost or market analysis. If events occur and market conditions change, causing the fair value to fall below carrying value, further reductions may be required.
Valuation of Goodwill and Other Intangible Assets
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination be recognized as assets and reported separately from goodwill. We have determined that our most significant acquired identifiable intangible assets are dealer agreements, which are indefinite-lived intangible assets. SFAS 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of goodwill or an identifiable intangible asset exceeds its fair value, we would recognize an impairment loss. We measure fair value based on various business valuation methodologies, including a projected discounted cash flow method. We completed our last annual impairment test during the fourth quarter of fiscal 2007, based on financial information as of the third quarter of fiscal 2007, which resulted in no impairment of goodwill or identifiable intangible assets. To date, we have not recognized any impairment of goodwill or identifiable intangible assets in the application of SFAS 142. We will continue to test goodwill and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Prior to the adoption of

SFAS 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no identifiable intangible assets were recognized. Net goodwill and identifiable intangible assets amounted to approximately $97.4 million and $23.7 million, respectively, as of March 31, 2008.
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
Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective October 1, 2007, we adopted FIN 48 and established a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. We also follow the guidance provided by FIN 48 on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Consolidated Results of Operations
     The following discussion compares the three and six months ended March 31, 2008 with the three and six months ended March 31, 2007 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     Revenue. Revenue decreased $91.8 million, or 28.2%, to $233.3 million for the three months ended March 31, 2008 from $325.1 million for the three months ended March 31, 2007. Of this decrease, $90.4 million was attributable to a 28.4% decline in comparable-store sales, and approximately $1.4 million, net, was attributable to stores opened or closed that are not eligible for inclusion in the comparable-store base for the three months ended March 31, 2008. The decline in our comparable-store sales was due to softer economic conditions, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $18.0 million, or 24.9%, to $54.5 million for the three months ended March 31, 2008 from $72.5 million for the three months ended March 31, 2007. Gross profit as a percentage of revenue increased to 23.4% for the three months ended March 31, 2008 from 22.3% for the three months ended March 31, 2007. The increase in gross profit as a percentage of revenue was due primarily to generally stable product margins on the boats sold and increases as a percentage of overall revenue in our higher margin businesses, such as finance and insurance, service, and parts and accessories.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $3.3 million, or 5.6%, to $56.2 million for the three months ended March 31, 2008 from $59.5 million for the three months ended March 31, 2007. However, the three months ended March 31, 2007 includes a $2.0 million gain recorded as an expense offset from business interruption insurance claims associated with Hurricane Wilma in 2006. Excluding this item results in a comparable selling, general and administrative expense reduction of $5.3 million, or 8.6%. The decrease in selling, general, and administrative was attributable to decreases of $3.8 million in personnel costs, resulting from reductions in commissions and manager bonuses and $1.5 million in reduced marketing and other costs, resulting from cost reduction efforts.
     Interest Expense. Interest expense decreased $1.6 million, or 21.1%, to $6.0 million for the three months ended March 31, 2008 from $7.5 million for the three months ended March 31, 2007. Interest expense as a percentage of revenue increased to 2.6% for the three months ended March 31, 2008 from 2.3% for the three months ended March 31, 2007. The decrease in interest expense was primarily a result of a more favorable interest rate environment.
     Income Tax (Benefit) Provision. Income tax expense decreased $6.3 million, to a tax benefit of $4.2 million for the three months ended March 31, 2008 from a tax expense of $2.1 million for the three months ended March 31, 2007. Our effective income tax rate increased significantly to approximately 54.3% for the three months ended March 31, 2008 based on significantly lower 2008 earnings.
Six Months Ended March 31, 2008 Compared with Six Months Ended March 31, 2007
     Revenue. Revenue decreased $110.6 million, or 19.8%, to $448.5 million for the six months ended March 31, 2008 from $559.1 million for the six months ended March 31, 2007. Of this decrease, $110.4 million was attributable to a decline in comparable-store sales, and $200,000 was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the six months ended March 31, 2008. The decline in our comparable-store sales was due to softer economic conditions, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $26.3 million, or 20.4%, to $102.6 million for the six months ended March 31, 2008 from $128.9 million for the six months ended March 31, 2007. Gross profit as a percentage of revenue decreased to 22.9% for the six months ended March 31, 2008 from 23.1% for the six months ended March 31, 2007. The decrease in gross profit as a percentage of revenue was due primarily to a mix shift to larger products, which historically carry lower gross margins.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $6.3 million, or 5.5%, to $109.4 million for the six months ended March 31, 2008 from $115.7 million for the six months ended March 31, 2007. Selling, general, and administrative expenses as a percentage of revenue increased approximately 370 basis points to 24.4% for the six months ended March 31, 2008 from 20.7% for the six months ended March 31, 2007. However, the period ended March 31, 2007 includes a $2.0 million gain recorded as an expense offset from business interruption insurance claims associated with Hurricane Wilma in 2006. Excluding this item results in a comparable selling, general and administrative expense reduction of $8.3 million, or 7.0%. The increase in selling, general, and administrative expenses as a percentage of revenue was due to the lack of leverage caused by the decline in comparable-store sales.

     Interest Expense. Interest expense decreased $2.3 million, or 16.0%, to $11.8 million for the six months ended March 31, 2008 from $14.1 million for the six months ended March 31, 2007. Interest expense as a percentage of revenue increased to 2.6% for the six months ended March 31, 2008 from 2.5% for the six months ended March 31, 2007. The decrease in interest expense was primarily a result of the more favorable interest rate environment.
     Income Tax Benefit. Income tax benefit increased $8.3 million to $8.7 million for the six months ended March 31, 2008 from $449,000 for the six months ended March 31, 2007. Our effective income tax rate decreased to approximately 46.7% for the six months ended March 31, 2008 from approximately 49.8% for the six months ended March 31, 2007.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. We currently depend upon dividends and other payments from our consolidated operating subsidiaries and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our operating subsidiaries.
     For the six months ended March 31, 2007 and 2008, cash used in operating activities approximated $86.6 million and $92.9 million, respectively. For the six months ended March 31, 2007 and 2008, cash used in operating activities was primarily used to increase inventories to ensure appropriate inventory levels, decrease accounts payable to tax authorities, and a decrease customer deposits.
     For the six months ended March 31, 2007 and 2008, cash used in investing activities approximated $8.0 million and $5.0 million, respectively, and was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the six months ended March 31, 2007 and 2008, cash provided by financing activities approximated $93.0 million and $91.7 million, respectively, and was primarily attributable to net borrowings of short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under the Stock Purchase Plan, partially offset by repayments of long-term debt.
     During March 2008, we entered into an amendment to modify certain financial covenants and terms of our second amended and restated credit and security agreement entered into in June 2006. The amendment modified the threshold of the “Fixed Charge Coverage Ratio” and the “Current Ratio”. During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. At March 31, 2008, we were in compliance with all of the credit facility covenants.
     As of March 31, 2008, our indebtedness totaled approximately $447.6 million, of which approximately $28.6 million was associated with our real estate holdings and approximately $419.0 million was associated with financing our inventory and working capital needs. At March 31, 2007 and 2008, the interest rate on the outstanding short-term borrowings was 6.8% and 4.6%, respectively. At March 31, 2008, our additional available borrowings under our credit facility were approximately $81.0 million.
     We issued a total of 159,805 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the six months ended March 31, 2008 for approximately $1.7 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, approximately 93.6% of our short- and long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At March 31, 2008, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our CEO and CFO have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2008 Annual Meeting of Stockholders was held on February 28, 2008. The following nominee was elected to our Board of Directors to serve as a Class I director for a three-year term expiring in 2011, or until a respective successor has been elected and qualified:

Nominee	Votes in Favor	Withheld
Michael H. McLamb	15,612,997	438,607
     The following directors’ terms of office continued after the 2008 Annual Meeting of Stockholders:

Director
William H. McGill, Jr. Hilliard M. Eure III John B. Furman Robert S. Kant Joseph A. Watters Dean S. Woodman
     Our stockholders approved a proposal to approve our 2008 Employee Stock Purchase Plan:

Votes in Favor	Opposed	Abstained	Broker Non-Vote
14,663,995	24,998	3,569	1,359,042
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
May 9, 2008	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)