Form 10-Q
period 2008-06-30
MARINEMAX INC
filed 2008-08-11
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification
Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on July 25, 2008 was 18,421,204.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenue	$379,780	$271,277	$940,585	$719,814
Cost of sales	291,248	209,432	721,479	555,302

Gross profit	88,532	61,845	219,106	164,512

Selling, general, and administrative expenses	63,541	51,623	180,931	161,053

Goodwill and intangible asset impairment	—	122,091	—	122,091

Income (loss) from operations	24,991	(111,869)	38,175	(118,632)

Interest expense	7,458	4,765	21,545	16,623

Income (loss) before income tax provision (benefit)	17,533	(116,634)	16,630	(135,255)

Income tax provision (benefit)	3,636	(3,377)	3,187	(12,067)

Net income (loss)	$13,897	$(113,257)	$13,443	$(123,188)

Basic net income (loss) per common share	$0.75	$(6.15)	$0.73	$(6.70)

Diluted net income (loss) per common share	$0.73	$(6.15)	$0.70	$(6.70)

Weighted average number of common and common equivalent shares used in computing net income (loss) per common share:
Basic	18,440,752	18,415,790	18,368,482	18,381,325

Diluted	19,034,148	18,415,790	19,086,507	18,381,325

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2007	2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,375	$21,600
Accounts receivable, net	57,333	49,399
Inventories, net	478,039	515,302
Prepaid expenses and other current assets	8,997	8,641
Deferred tax assets	6,485	836

Total current assets	581,229	595,778

Property and equipment, net	118,960	117,669
Goodwill and other intangible assets, net	121,174	—
Other long-term assets	4,515	3,614

Total assets	$825,878	$717,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,980	$15,434
Customer deposits	33,420	8,994
Accrued expenses	27,044	27,682
Short-term borrowings	326,000	404,000
Current maturities of long-term debt	4,396	—

Total current liabilities	410,840	456,110

Long-term debt, net of current maturities	26,437	—
Deferred tax liabilities	11,971	—
Other long-term liabilities	3,071	3,745

Total liabilities	452,319	459,855

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2007 and June 30, 2008	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 18,379,864 and 18,421,204 shares issued and outstanding, net of shares held in treasury, at September 30, 2007 and June 30, 2008, respectively	19	19
Additional paid-in capital	167,912	176,364
Retained earnings	220,375	96,633
Accumulated other comprehensive income	28	—
Treasury stock, at cost, 719,600 and 790,900 shares held at September 30, 2007 and June 30, 2008, respectively	(14,775)	(15,810)

Total stockholders’ equity	373,559	257,206

Total liabilities and stockholders’ equity	$825,878	$717,061

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net income (loss)	$13,897	$(113,257)	$13,443	$(123,188)

Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax of $21 and tax benefit of $91 for the three months ended June 30, 2007 and 2008, respectively and net of tax benefit of $270 and $228 for the nine months ended June 30, 2007 and 2008, respectively.	136	(146)	(348)	(365)
Reclassification adjustment for (gains) losses included in net income (loss), net of tax benefit of $65 and tax of $211 for the three months ended June 30, 2007 and 2008, respectively, and net of tax benefit of $52 and tax of $211 for the nine months ended June 30, 2007 and 2008, respectively.	(103)	337	(84)	337

Comprehensive income (loss)	$13,930	$(113,066)	$13,011	$(123,216)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
BALANCE, September 30, 2007	18,379,864	$19	$167,912	$220,375	$28	$(14,775)	$373,559

Cumulative effect of adoption of FIN 48				(554)			(554)
Net loss				(123,188)			(123,188)
Purchase of treasury stock	(71,300)					(1,035)	(1,035)
Shares issued under employee stock purchase plan	105,537		1,207				1,207
Shares issued upon exercise of stock options	98,922		997				997
Stock-based compensation	8,181		6,027				6,027
Tax benefits of options exercised			220				220
Conversion of restricted stock awards to restricted stock units	(100,000)		1				1
Net other comprehensive income					(28)		(28)

BALANCE, June 30, 2008	18,421,204	$19	$176,364	$96,633	$—	$(15,810)	$257,206

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,443	$(123,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,382	7,339
Deferred income taxes	(894)	(6,322)
Goodwill and intangible asset impairment	—	122,091
Gain on sale of property and equipment	(1,044)	(46)
Gain on involuntary conversion of property and equipment	(613)	—
Loss on extinguishment of long-term debt	—	160
Cumulative effect of adoption of FIN 48	—	(554)
Stock-based compensation expense	5,367	6,027
Tax benefits of options exercised	724	220
Excess tax benefits from stock-based compensation	(494)	(177)
(Increase) decrease in —
Accounts receivable, net	(14,454)	7,934
Inventories, net	(28,809)	(37,263)
Prepaid expenses and other assets	(1,346)	1,267
(Decrease) increase in —
Accounts payable	(6,763)	(4,546)
Customer deposits	11,408	(24,426)
Accrued expenses	6,417	1,312

Net cash used in operating activities	(9,676)	(50,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,914)	(7,163)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(4,847)	—
Proceeds from sale of property and equipment	2,849	46
Proceeds from involuntary conversion of property and equipment	2,007	—

Net cash used in investing activities	(6,905)	(7,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	18,494	78,000
Repayments of long-term debt	(5,269)	(30,833)
Net proceeds from issuance of common stock under option and employee purchase plans	3,076	2,205
Purchase of treasury stock	—	(1,035)
Excess tax benefits from stock-based compensation	494	177

Net cash provided by financing activities	16,795	48,514

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214	(8,775)
CASH AND CASH EQUIVALENTS, beginning of period	25,113	30,375

CASH AND CASH EQUIVALENTS, end of period	$25,327	$21,600

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$20,407	$16,488
Income taxes	$18,169	$6,806
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2008, we operated through 87 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     We have dealer agreements with Sea Ray, Boston Whaler, Meridian, Cabo, Hatteras Yachts and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut and Ferretti Group, including Bertram. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
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
2. BASIS OF PRESENTATION:
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.
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
3. NEW ACCOUNTING PRONOUNCEMENTS:
     During June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective October 1, 2007, we adopted FIN 48. See Note 7, Income Taxes, for the effects of adopting FIN 48 on our condensed consolidated financial statements.
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

4. GOODWILL AND OTHER INTANGIBLE ASSETS:
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.
     During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which has hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that indefinite lived intangible assets and goodwill were impaired and we recorded a non-cash charge of $121.2 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
     The carrying amounts of goodwill and identifiable intangible assets for the period from September 30, 2007 to June 30, 2008 are as follows (amounts in thousands):

		Identifiable
		Intangible
	Goodwill	Assets	Total
Balance, September 30, 2007	$97,446	$23,728	$121,174
Changes during the period	(97,446)	(23,728)	(121,174)

Balance, June 30, 2008	$—	$—	$—

5. OTHER LONG-TERM ASSETS:
     During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business, and Brunswick operates and maintains the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We account for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.
     During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry, an overall soft economy which has hindered our financial performance. As a result of this weakness we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with APB 18 and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment and goodwill. As a result, we determined that the goodwill held within the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:
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
     We were previously a party to several interest rate swap agreements, which were designated as effective cash flow hedges, that effectively converted a portion of the floating rate long-term debt to fixed rates. During the three-months ended June 30, 2008, we prepaid the outstanding balances of our long-term debt. With this prepayment, the swaps were terminated and the pretax fair market value of the swaps of approximately $550,000 was reclassified from accumulated other comprehensive income and recognized as income in the Condensed Consolidated Statement of Operations.
7. INCOME TAXES:
     Because of how we have historically structured and completed our acquisitions, our goodwill and intangibles, have largely been amortizable for tax purposes. As such, the write-off of goodwill and intangible assets, combined with other timing differences, gave rise to a net deferred tax asset of approximately $38.8 million. Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) we must consider all positive and negative evidence regarding the realization of deferred tax assets including past operating results and future sources of taxable income. Under the provisions of SFAS 109 we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $38 million.
     The effective tax rate for the third quarter of fiscal 2008 differed from previous periods primarily due to the valuation allowance recorded against the net deferred tax asset.
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
     As of June 30, 2008, we had approximately $2.0 million of gross unrecognized tax benefits, of which approximately $1.4 million, if recognized, would impact the effective tax rate. There have been no significant changes to the total amount of unrecognized tax benefits for the nine months ended June 30, 2008.
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
8. SHORT-TERM BORROWINGS:
     During March 2008, we entered into an amendment to modify certain financial covenants and terms of our second amended and restated credit and security agreement entered into in June 2006. The amendment modified the threshold of the “Fixed Charge Coverage Ratio” and the “Current Ratio”. During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. As of June 30, 2008, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility was approximately $96 million.
9. LONG-TERM DEBT
     During the three-months ended June 30, 2008, we prepaid all outstanding mortgages and accelerated the amortization of the associated loan costs, of approximately $160,000. As of the end of the period long-term debt consisted of the following:

	September 30,	June 30,
	2007	2008
	(Amounts in thousands)
Various mortgage notes payable to financial institutions, due in monthly installments ranging from $26,357 to $30,860 bearing fixed interest at rates ranging from 6.57% to 7.75%, maturing September 2010 through July 2015, collateralized by land and buildings.	$6,060	$—

Various mortgage notes payable to financial institutions, due in monthly installments ranging from $22,605 to $102,000, bearing variable interest at rates ranging from 6.58% to 7.35%, maturing September 2012 through June 2016, collateralized by land and buildings.	24,773	—

	30,833	—
Less — Current maturities	(4,396)	—

	$26,437	$—

10. STOCKHOLDERS’ EQUITY:
     We issued a total of 212,640 shares of our common stock in conjunction with our 2007 Incentive Stock Plan (2007 Plan) and Employee Stock Purchase Plan (Stock Purchase Plan) during the nine months ended June 30, 2008. Our 2007 Plan provides for the grant of incentive and non-qualified stock options to acquire our common stock, the award of restricted stock and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. The Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
     In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. At June 30, 2008, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.
11. STOCK-BASED COMPENSATION:
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
     During the nine months ended June 30, 2007 and 2008, we recognized stock-based compensation expense of approximately $5.4 million and $6.0 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2007 and 2008, were approximately $724,000 and $220,000, respectively.
     Cash received from option exercises under all share-based payment arrangements for the nine months ended June 30, 2007 and 2008, was approximately $3.1 million and $2.2 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
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

     The following table summarizes option activity from September 30, 2007 through June 30, 2008:

					Weighted
			Aggregate	Weighted	Average
	Shares		Intrinsic	Average	Remaining
	Available	Options	Value (in	Exercise	Contractual
	for Grant	Outstanding	thousands)	Price	Life

Balance at September 30, 2007	1,230,841	2,156,545	$4,993	$17.36	5.2
Options authorized	—	—
Options granted	(37,500)	37,500		$11.71
Options cancelled/forfeited/expired	326,866	(326,866)		$13.57
Restricted stock units issued	(335,400)
Options exercised	—	(98,922)		$10.08

Balance at June 30, 2008	1,184,807	1,768,257	$—	$8.59	5.3

Exercisable at June 30, 2008	—	906,517	$—	$7.25	4.1

     The weighted-average grant date fair value of options granted during the nine months ended June 30, 2007 and 2008, was $12.56 and $7.25, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2008 was approximately $1.8 million and $536,000, respectively.
     As of June 30, 2008, there was approximately $2.6 million of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.7 years. The total fair value of options vested during the nine months ended June 30, 2007 and 2008 was approximately $1.5 million and $2.1 million, respectively.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	3.6%	4.7%	3.4%
Volatility	43.1%	44.8%	42.6%	44.2%
Expected life	7.5 years	7.5 years	6.4 years	7.5 years
13. EMPLOYEE STOCK PURCHASE PLAN:
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	2.6%	5.1%	2.7%
Volatility	44.1%	56.3%	40.9%	56.3%
Expected life	six-months	six-months	six-months	six-months
14. RESTRICTED STOCK AWARDS:
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
     The following table summarizes restricted stock award activity from September 30, 2007 through June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2007	500,100	$28.30
Changes during the period
Awards granted	335,400	$15.67
Awards vested	—
Awards forfeited	(5,500)	$20.29

Non-vested balance at June 30, 2008	830,000	$23.25

     As of June 30, 2008, there was approximately $8.9 million of total unrecognized compensation cost related to restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years. These unrecognized compensation costs assume that the maximum performance targets are met for the respective restricted stock units that contain a performance criterion.
15. EARNINGS (LOSS) PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Weighted average common shares outstanding used in calculating basic earnings (loss) per share	18,440,752	18,415,790	18,368,482	18,381,325
Effect of dilutive options	593,396	—	718,025	—

Weighted average common and common equivalent shares used in calculating diluted earnings (loss) per share	19,034,148	18,415,790	19,086,507	18,381,325

     For the three and nine months ended June 30, 2008, all options outstanding have been excluded from the computation of diluted loss per share because there effect would be anti-dilutive as a result of our net loss. For the three and nine months ended June 30, 2007 options to purchase 721,400 and 692,900 shares of common stock, respectively, were excluded from the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of our common stock and therefore, their effect would be anti-dilutive.
16. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not material at June 30, 2008. While it is not feasible to determine the actual outcome of these actions as of June 30, 2008, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
General
     We are the largest recreational boat retailer in the United States with fiscal 2007 revenue of approximately $1.3 billion. Through 87 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     Current economic conditions in areas in which we operate dealerships, including but not limited to Florida and California, had a negative impact on our operations. General economic conditions, consumer spending patterns, federal tax policies, interest rate levels, and the cost and availability of fuel can impact overall boat purchases and as a result may materially impact our revenues and cash flows. The cyclical nature of the recreational boating industry has adversely affected our business and results of operations. As general economic trends improve, we expect our financial strength and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging environment with greater earnings potential. The uncertainty associated with these adverse economic and industry factors will continue to impact the variability in our operating results from what we have historically experienced.
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
Valuation of Goodwill and Other Intangible Assets
     We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.
     During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which has hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that indefinite lived intangible assets and goodwill were impaired and we recorded a non-cash charge of $121.2 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
Other Long-Term Assets
     During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business, and Brunswick operates and maintains the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We account for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.

     During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry, an overall soft economy which has hindered our financial performance. As a result of this weakness we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with APB 18 and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment and goodwill. As a result, we determined that the goodwill held within the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.
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
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2008 with the three and nine months ended June 30, 2007 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     Revenue. Revenue decreased $108.5 million, or 28.6%, to $271.3 million for the three months ended June 30, 2008 from $379.8 million for the three months ended June 30, 2007. Of this decrease, $98.2 million was attributable to a 27% decline in comparable-store sales, and approximately $10.3 million, net, was attributable to stores opened or closed that are not eligible for inclusion in the comparable-store base. The decline in our comparable-store sales was due to softer economic conditions, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $26.7 million, or 30.1%, to $61.8 million for the three months ended June 30, 2008 from $88.5 million for the three months ended June 30, 2007. Gross profit as a percentage of revenue decreased to 22.8% for the three months ended June 30, 2008 from 23.3% for the three months ended June 30, 2007. The decrease in gross profit as a percentage of revenue was due primarily to the softer economic environment which has pressured retail prices, however margins on boats sold were generally stable.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $11.9 million, or 18.8%, to $51.6 million for the three months ended June 30, 2008 from $63.5 million for the three months ended June 30, 2007. However, the three months ended June 30, 2008 included $1.0 million in gains recorded as an expense offset related to proceeds from business interruption insurance claims associated with ice storm damage at certain Missouri locations in 2007 and the favorable settlement of certain interest rate swaps accounted for as cash flow hedges. During the three months ended June 30, 2007, $1.6 million in gains were recorded from the sale of our corporate jet and insurance proceeds we received associated with the snow and ice storm damage at certain Missouri locations in 2007. Excluding these items results in a comparable selling, general, and administrative expense reduction of $12.5 million, or 19.2%. This decrease in selling, general, and administrative expenses was primarily attributable to decreases of $11.4 million in personnel costs, resulting from reductions in commissions, manager bonuses and benefits, and $1.1 million in reduced other costs, resulting from cost reduction efforts.
     Goodwill and intangible asset impairment. During the three months ended June 30, 2008, we were required to write-off our goodwill and indefinite lived intangible assets as a result of the decline in our market valuation and the continuation of the difficult marine environment, as prescribed by SFAS 142.
     Interest Expense. Interest expense decreased $2.7 million, or 36.1%, to $4.8 million for the three months ended June 30, 2008 from $7.5 million for the three months ended June 30, 2007. Interest expense as a percentage of revenue decreased to 1.8% for the three months ended June 30, 2008 from 2.0% for the three months ended June 30, 2007. The decrease in interest expense was primarily a result of a more favorable interest rate environment.
     Income Tax (Benefit) Provision. Income tax expense decreased $7.0 million, to a tax benefit of $3.4 million for the three months ended June 30, 2008 from a tax expense of $3.6 million for the three months ended June 30, 2007. The effective tax rate for the third quarter of fiscal 2008 differed from previous periods primarily due to the recording of a non-cash valuation allowance of approximately $38 million that offsets the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge.

Nine Months Ended June 30, 2008 Compared with Nine Months Ended June 30, 2007
     Revenue. Revenue decreased $220.8 million, or 23.5%, to $719.8 million for the nine months ended June 30, 2008 from $940.6 million for the nine months ended June 30, 2007. Of this decrease, $208.7 million was attributable to a 23% decline in comparable-store sales, and $12.1 million was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base. The decline in our comparable-store sales was due to softer economic conditions, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $54.5 million, or 24.9%, to $164.5 million for the nine months ended June 30, 2008 from $219.1 million for the nine months ended June 30, 2007. Gross profit as a percentage of revenue decreased to 22.8% for the nine months ended June 30, 2008 from 23.3% for the nine months ended June 30, 2007. The decrease in gross profit as a percentage of revenue was due to margin pressure arising from the current difficult retail environment and a mix shift to larger products, which historically carry lower gross margins.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $19.8 million, or 10.9%, to $161.1 million for the nine months ended June 30, 2008 from $180.9 million for the nine months ended June 30, 2007. Selling, general, and administrative expenses as a percentage of revenue increased to 22.4% for the nine months ended June 30, 2008 from 19.2% for the nine months ended June 30, 2007. However, the nine months ended June 30, 2008 included $1.0 million in gains recorded as an expense offset related to proceeds from business interruption insurance claims associated with ice storms damage at certain Missouri locations in 2007 and the favorable settlement of certain interest rate swaps accounted for as cash flow hedges. Additionally, the nine months ended June 30, 2007, included $3.6 million in gains recorded as an expense offset related to business interruption insurance proceeds which was received for claims associated with Hurricane Wilma in 2006, the sale of our corporate jet and insurance proceeds we received associated with the ice storm damage at certain Missouri locations. Excluding these items results in a comparable selling, general, and administrative expense reduction of $22.3 million, or 12.1%. The decrease in selling, general, and administrative expenses was attributable to decreases of $18.6 million in personnel costs, resulting from reductions in commissions, manager bonuses and benefits and $3.7 million in reduced marketing and other costs, resulting from cost reduction efforts. The increase in selling, general, and administrative expenses as a percentage of revenue was due to the lack of leverage caused by the decline in comparable-store sales.
     Goodwill and intangible asset impairment. During the nine months ended June 30, 2008, we were required to write-off our goodwill and indefinite lived intangible assets as a result of the decline in our market valuation and the continuation of the difficult marine environment, as prescribed by SFAS 142.
     Interest Expense. Interest expense decreased $4.9 million, or 22.8%, to $16.6 million for the nine months ended June 30, 2008 from $21.5 million for the nine months ended June 30, 2007. Interest expense as a percentage of revenue remained flat at 2.3% for the nine months ended June 30, 2008 and 2007. The decrease in interest expense was primarily a result of the more favorable interest rate environment.
     Income Tax (Benefit) Provision. Income tax expense decreased $15.3 million, to a tax benefit of $12.1 million for the nine months ended June 30, 2008 from a tax expense of $3.2 million for the nine months ended June 30, 2007. The effective tax rate for the nine months ended June 30, 2008 differed from previous periods primarily due to the recording of a non-cash valuation allowance of approximately $38 million that offsets the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge.
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
     For the nine months ended June 30, 2007 and 2008, cash used in operating activities approximated $9.7 million and $50.2 million, respectively. For the nine months ended June 30, 2007 and 2008, cash used in operating activities was primarily due to increased levels of inventories as a result of softer than expected retail sales, a decrease in accounts payable to tax authorities, and a decrease in customer deposits.
     For the nine months ended June 30, 2007 and 2008, cash used in investing activities approximated $6.9 million and $7.1 million, respectively, and was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.
     For the nine months ended June 30, 2007 and 2008, cash provided by financing activities approximated $16.8 million and $48.5 million, respectively, and was primarily attributable to an increase in net short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under the Stock Purchase Plan, partially offset by repayments of long-term debt.
     During March 2008, we entered into an amendment to modify certain financial covenants and terms of our second amended and restated credit and security agreement entered into in June 2006. The amendment modified the threshold of the “Fixed Charge Coverage Ratio” and the “Current Ratio”. During June 2007, we entered into an amendment to extend the term of our second amended and restated credit and security agreement entered into in June 2006. The credit facility provides us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The credit facility accrues interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility is secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The amended credit facility matures in May 2012, with two one-year renewal options. At June 30, 2008, we were in compliance with all of the credit facility covenants.
     As of June 30, 2008, our indebtedness totaled approximately $404.0 million, and was associated with financing our inventory and working capital needs. All indebtedness associated with our real estate holdings was repaid during the three months ended June 30, 2008. At June 30, 2007 and 2008, the interest rate on the outstanding short-term borrowings was 6.8% and 4.0%, respectively. At June 30, 2008, our additional available borrowings under our credit facility were approximately $96 million.
     We issued a total of 204,459 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the nine months ended June 30, 2008 for approximately $2.2 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, approximately 100% of our short-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings because of interest rates charged on certain underlying obligations that are variable. At June 30, 2008, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $4.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balances of all of our variable rate obligations and assumes no mitigating changes by us to reduce the outstanding balances or additional interest assistance that would be received from vendors due to the hypothetical interest rate increase.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Controls
     During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

MARINEMAX, INC.
August 11, 2008	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)