Form 10-Q/A
period 2007-03-31
MARINEMAX INC
filed 2008-09-23
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300 Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
Yes ☐               No ☑
The number of outstanding shares of the registrant’s Common Stock on April 27, 2007 was 18,699,677.

MARINEMAX, INC. AND SUBSIDIARIES

Item No.	Page
Amendment No. 1 Explanatory Note	3

PART II - OTHER INFORMATION
Item 6. Exhibits	4

SIGNATURES	5
EX-10.18(a)
EX-31.3
EX-31.4
EX-32.3
EX-32.4

MARINEMAX, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007
EXPLANATORY NOTE
     We are filing Amendment No. 1 (this “Amendment”) to the MarineMax, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, to electronically tag on the Securities and Exchange Commission’s EDGAR reporting system an agreement which was originally filed as Exhibit 10.18(a) to the Quarterly Report on Form 10-Q for that period. This Amendment is an exhibit only filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment omits items of the original Quarterly Report on Form 10-Q filed on May 14, 2007 that have not been amended.
     We are not amending our previously filed Exhibit Index for Exhibit 10.18(a), as the agreement we are electronically filing with this Amendment was previously included in the Exhibit Index. However, the previously filed Exhibit Index is being amended to include as Exhibits 31.3, 31.4, 32.3, and 32.4 new certifications by the Chief Executive Officer and Chief Financial Officer.
     There are no other changes to the original Quarterly Report on Form 10-Q other than those outlined above. This Amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth herein. Among other things, this includes forward looking statements made in the original Quarterly Report on Form 10-Q, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

ITEM 6. EXHIBITS

10.18(a)†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

September 23, 2008	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

10.18(a)†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.