Form 10-K
period 2008-09-30
MARINEMAX INC
filed 2008-12-15
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2008

Commission File Number 1-14173

MarineMax, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	59-3496957 (I.R.S. Employer Identification No.)

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

The aggregate market value of common stock held by nonaffiliates of the registrant (17,157,060 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $213,776,968. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2008, there were outstanding 18,492,769 shares of registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2008

Statements Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A. Risk Factors.

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 77 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 49% of our revenue in fiscal 2008. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 10% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, during our 2008 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, South Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets, excluding California. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 20 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2008 was approximately $126,000, an increase of approximately 10% from fiscal 2007, compared with the industry average calendar 2007 selling price of approximately $35,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $12.5 million in annual sales in fiscal 2008. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales decreased 28% in fiscal 2008, but averaged an annual increase of approximately 11% for the preceding five years.

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

The U.S. recreational boating industry generated approximately $37.5 billion in retail sales in calendar 2007, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $28.7 billion of these sales in 2007 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, superior customer service, company-led events called Getaways!, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	emphasizing employee training and development;

•	expanding our Internet retail operations and marketing;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing technology throughout operations, which facilitates the interchange of information and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 20 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Each of our acquired dealers is continuing its operations under the MarineMax name.

We continually attempt to expand our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax Value Price sales approach, and emphasizing the highest level of customer service and customer satisfaction.

We also evaluate opportunities to expand our operations by acquiring recreational boat dealers to expand our geographic scope, expanding our product lines, opening new retail locations within our existing territories, and providing new products and services for our customers.

Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s leading retailer of recreational boats. The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Corporation	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(1)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York, and Rhode Island

(1)	Joint venture

Apart from acquisitions, we have opened 26 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 25 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 12 in fiscal 2008.

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information; conduct due diligence inquiries; and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various of our current product lines that we have added to our existing locations.

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1997	West Central Florida; Stuart, Florida; and Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft.	2004	Minnesota
Boston Whaler	2005	Houston and Dallas, Texas
Meridian Yachts	2005	Chattanooga, Tennessee
Tracker Marine	2005	Las Vegas, Nevada
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona, Nevada, Colorado, and Utah

As we add a brand, we believe we are offering a migration for our existing customer base or filling a gap in our product offerings. As a result, we do not believe that new product offerings will compete with or cannibalize the business generated from our other prominent brands. We also discontinue offering product lines from time to time, primarily based upon customer preferences.

During the nine-year period from the commencement of our operations through our fiscal year ended September 30, 2007, our revenue increased from $291 million to $1.2 billion. Our revenue and net income increased in seven of those nine years over the prior year revenue and net income. This period was marked by an increase in retail locations from 41 on September 30, 1998 to 88 on September 30, 2007, resulting from acquisitions and opening new stores in existing territories.

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market. Substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increases in fuel prices, lower credit availability, stock and bond market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal year ended September 30, 2008, including a significant loss.

Those conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, significantly reduce our headcount, and modify our debt structure and credit agreement. We cannot predict the length or severity of the current recessionary environment or the magnitude of the effects it will have on our operating performance nor can we predict the effectiveness of the measures we have taken to address this environment.

Despite the foregoing, we are maintaining our core values of customer service and satisfaction and plan to continue to pursue strategies that will enable us to achieve long-term growth. We believe that we are well positioned for long-term success and growth when economic conditions improve. Upon a return to more normal economic conditions, we plan to resume expanding our business through acquisitions in new geographical territories, new store openings in existing territories, and new product lines. In addition, we plan to continue to expand other services, including conducting used boat sales; offering yacht and boat brokerage services; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; selling related marine products, including engines, trailers, parts, and accessories; providing maintenance and repair services at our retail locations and at stand-alone service facilities; and expanding our ability to provide slip and storage accommodations. Our expansion plans will depend upon returning to normal economic conditions.

We maintain our executive offices at 18167 U.S. Highway 19 North, Suite 300, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries,” or the “acquired companies”).

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

BUSINESS

General

We are the largest recreational boat dealer in the United States. Through 77 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 49% of our revenue in fiscal 2008. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 10% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, during our 2008 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, South Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets, excluding California. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $37.5 billion in retail sales in calendar 2007, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $28.7 billion of such sales in 2007. Annual retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, 2007, and 2008. Based on the current challenging retail environment, we believe recreational boat sales may decline in 2009 as well.

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

Pursuing Strategic Acquisitions.  We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquirer by boat dealers because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. We have entered into an agreement regarding acquisitions with the Sea Ray Division of Brunswick. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement, as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 26 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. Our mall store concept is unique to the boating industry and is designed to draw mall traffic, thereby providing exposure to boating for the non-boating public as well as displaying our new product offerings to boating enthusiasts. Floating retail facilities place the sales facility, with a customer reception area and sales offices, on or anchored to a dock in a marina and use adjacent boat slips to display our new and used boats in areas of high boating activity. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 25 retail locations, excluding those opened on a temporary basis for a specific purpose, including 12 in fiscal 2008 because of depressed economic conditions.

Emphasizing Employee Training and Development.  We devote substantial efforts to train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible. Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online. MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

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

Utilizing Technology Throughout Operations.  We believe that our management information system, which currently is being utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquired dealers. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of boats company-wide, locates boats needed to satisfy particular customer requests, and monitors the maintenance and service needs of customers’ boats. Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages. Our managers use a web-based tool to access essentially all financial and operational data from anywhere at any time.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Cabo Yachts, Hatteras Yachts, and Meridian Yachts. In fiscal 2008, we derived approximately 49% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 10% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2008, new boat sales accounted for approximately 63.5% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2008 average new boat sales price of approximately $126,000, an increase of approximately 10% from fiscal 2007, compared with an estimated industry average calendar 2007 selling price of approximately $35,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range

Motor Yachts
Hatteras Motor Yachts	56’ to 100’	$3,000,000 to $10,000,000	+
Azimut	39’ to 116’	790,000 to 12,000,000	+
Convertibles
Hatteras Convertibles	54’ to 101’	2,300,000 to 11,000,000	+
Cabo	32’ to 52’	475,000 to 2,000,000	+
Pleasure Boats
Sea Ray	17’ to 60’	21,000 to 2,500,000
Meridian	34’ to 59’	300,000 to 1,600,000
Fishing Boats
Boston Whaler	11’ to 36’	8,000 to 325,000
Grady White	18’ to 36’	40,000 to 500,000

Motor Yachts.  Hatteras Yachts and Azimut are two of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Hatteras offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Azimut yachts are known for their Americanized open layout with Italian design, powerful performance, and accuracy. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort.

Convertibles.  Hatteras Yachts and Cabo Yachts are two of the world’s premier convertible yacht builders and offer state-of-the-art designs with live-aboard luxuries. Convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor. Hatteras features interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer. Cabo is known for spacious cockpits and accessibility to essentials, such as bait chests, livewells, bait prep centers, and tackle lockers. Cabo interiors offer elegance, highlighted by teak woodwork, halogen lighting, and ample storage areas.

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

Fishing Boats.  The fishing boats we offer, such as Boston Whaler and Grady White, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2008, used boat sales accounted for approximately 20.5% of our revenue, and approximately 72% of the used boats we sold were Brunswick models.

Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boats through customer trade-ins. We intend to continue to increase our used boat business as a result of the availability of quality used boats generated from our new boat sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, including our Premium Certified Pre-Owned Program, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory is posted on our website, www.MarineMax.com, which expands the awareness and availability of our products to a large audience of boating enthusiasts.

To further enhance our used boat sales, we launched a Premium Certified Pre-Owned Program, or PCPO, in fiscal 2008. Generally, PCPO boats are less than four years old, have passed a 150+ point inspection, and carry a one year warranty. Additionally, we offer the Sea Ray Legacy warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe these programs enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to complete their purchases through our Sea Ray dealerships.

Marine Engines, Related Marine Equipment, and Boating Accessories

We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements. See “Business — Environmental and Other Regulatory Issues.” An industry leader for almost six decades, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

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

The sale of marine engines, related marine equipment, and boating accessories accounted for approximately 4.4% of our fiscal 2008 revenue.

Maintenance, Repair, and Storage Services

Providing customers with professional, prompt maintenance and repair services is critical to our sales efforts and contributes to our success. We provide maintenance and repair services at most of our retail locations, with extended service hours at certain of our locations. In addition, in many of our markets, we provide mobile maintenance and repair services at the location of the customer’s boat. We believe that this service commitment is a competitive advantage in the markets in which we compete and is critical to our efforts to provide a trouble-free boating experience. To further this commitment, in certain of our markets, we have opened stand-alone maintenance and repair facilities in locations that are more convenient for our customers and that increase the availability of such services. We also believe that our maintenance and repair services contribute to strong customer relationships and that our emphasis on preventative maintenance and quality service increases the potential supply of well-maintained boats for our used boat sales.

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

Maintenance, repair, and storage services accounted for approximately 6.6% of our revenue during fiscal 2008. This includes warranty and non-warranty services.

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

During fiscal 2008, fee income generated from F&I products accounted for approximately 3.6% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2008, brokerage services accounted for approximately 1.4% of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 77 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Delta Basin and Mission Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier and Lake Altoona in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, Table Rock Lake, and the Mississippi River in Missouri; Barnegat Bay, the Delaware River, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; the Intracoastal Waterway in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Myrtle Beach in South Carolina; Tennessee River in Tennessee; and Clear Lake, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

Operations

Dealership Operations and Management

We have adopted a generally decentralized approach to the operational management of our dealerships. While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations. Each retail location is managed by a store manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a regional manager, who generally has responsibility for the retail locations within a specified geographic region. Typically, each retail location also has a staff consisting of an F&I manager, a parts manager, and a service manager, sales representatives, maintenance and repair technicians, and various support personnel.

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

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boat usage, and providing our customers with opportunities for boating. We strive to provide superior customer service and support before, during, and after the sale.

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

We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boat safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each company-sponsored event, planned and led by a company employee, also provides a favorable medium for acclimating new customers to boating, sharing exciting boating destinations, creating friendships with other boaters, and enabling us to promote actively new product offerings to boating enthusiasts.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Grady White, and Tracker Marine. In fiscal 2008, sales of new Brunswick boats accounted for approximately 49% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal 2008. We believe our Sea Ray boat purchases represented approximately 40% of Sea Ray’s new boat sales and approximately 10% of all Brunswick marine product sales during fiscal 2008.

We have entered into agreements with Brunswick covering Sea Ray products. The dealer agreements with the Sea Ray division of Brunswick do not restrict our right to sell any Sea Ray product lines or competing products. The terms of each dealer agreement appoints a designated geographical territory for the dealer, which is exclusive to the dealer so long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line in the Northeast United States. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

In March 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) revised certain provisions of its previously reached conclusions on EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), and provided additional transitional guidance. We determined that EITF 02-16 impacts the way we account for interest assistance received from vendors beginning after July 1, 2003 with the renewal of and amendments to our dealer agreements with the manufacturers of our products. EITF 02-16 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.

During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, inventory advance rates, provides the ability to advance $20 million against certain real estate, financial covenants, and collateral under the credit facility. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a cumulative earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval.

At September 30, 2008, we owed an aggregate of $372 million under our revolving credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 4.0% as of September 30, 2008, and the facility provided us with an additional net borrowing availability of $84 million. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2008. The December 2008 amendment, if in place at September 30, 2008, would have reduced the available borrowings under the facility to approximately $38 million, excluding $20 million of potential real estate advances, from $84 million and increased the interest rate by approximately 275 basis points.

Management Information System

We believe that our management information system, which currently is being utilized by each of our dealerships and was developed over a number of years through cooperative efforts with the vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting and budgeting, and sales management. The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Company representatives also utilize the system to assist in arranging financing and insurance packages. In October 2002, Brunswick acquired the vendor of our management information system.

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement extending through December 2015 that provides a process for the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

Dealer Agreements with Brunswick

Brunswick, through its Sea Ray division, and we, through our dealerships, are parties to Sales and Service Agreements relating to Sea Ray products extending through December 2015. Each of these dealer agreements appoints one of our dealerships as a dealer for the retail sale, display, and servicing of designated Sea Ray products, parts, and accessories currently or in the future sold by Sea Ray. Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer as long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure. Each dealer agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Sea Ray, provided that Sea Ray may not unreasonably withhold its consent. Each dealer agreement also restricts the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any Sea Ray products outside its territory without the prior written consent of Sea Ray as long as similar restrictions also apply to all domestic Sea Ray dealers selling comparable Sea Ray products. In addition, each dealer agreement provides for the lowest product prices charged by Sea Ray from time to time to other domestic Sea Ray dealers, subject to the dealer meeting all the requirements and conditions of Sea Ray’s applicable programs and the right of Sea Ray in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

Among other things, each dealer agreement requires the dealer to

•	devote its best efforts to promote, display, advertise, and sell Sea Ray products at each of its retail locations in accordance with the agreement and applicable laws;

•	display and utilize at each of its retail locations signs, graphics, and image elements with Sea Ray’s identification that positively reflect the Sea Ray image and promote the retail sale of Sea Ray products;

•	purchase and maintain at all times sufficient inventory of current Sea Ray products to meet the reasonable demand of customers at each of its locations and to meet Sea Ray’s applicable minimum inventory requirements;

•	maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray products promptly and professionally and to maintain parts and supplies to service Sea Ray products properly on a timely basis;

•	perform all necessary product rigging, installation, and inspection services prior to delivery to purchasers in accordance with Sea Ray’s standards and perform post-sale services of all Sea Ray products sold by the dealer and brought to the dealer for service;

•	provide or arrange for warranty and service work for Sea Ray products regardless of the selling dealer or condition of sale;

•	exercise reasonable efforts to address circumstances in which another dealer has made a sale to an original retail purchaser who permanently resides within the dealer’s territory where such sale is contrary to the selling dealer’s Sales and Service Agreement;

•	provide appropriate instructions to purchasers on how to obtain warranty and service work from the dealer;

•	furnish product purchasers with Sea Ray’s limited warranty on new products and with information and training as to the safe and proper operation and maintenance of the products;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	achieve sales performance in accordance with fair and reasonable standards and sales levels established by Sea Ray in consultation with the dealer based on factors such as population, sales potential, market share percentage of Sea Ray products sold in the territory compared with competitive products sold in the territory, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of Sea Ray products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information that are truthful and accurate;

•	conduct its business in a manner that preserves and enhances the reputation and goodwill of both Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand and display Sea Ray’s current product models;

•	maintain customer service ratings in compliance with Sea Ray’s criteria;

•	comply with those dealer’s obligations that may be imposed or established by Sea Ray applicable to all domestic Sea Ray dealers;

•	maintain a financial condition that is adequate to satisfy and perform its obligations under the agreement;

•	achieve within designated time periods or maintain motor dealer status (which is Sea Ray’s highest performance status) or other applicable certification requirements as established from time to time by Sea Ray applicable to all domestic Sea Ray dealers;

•	notify Sea Ray of the addition or deletion of any retail locations;

•	sell Sea Ray products only on the basis of Sea Ray’s published applicable limited warranty and make no other warranty or representations concerning the limited warranty, expressed or implied, either verbally or in writing;

•	provide timely warranty service on all Sea Ray products presented to the dealer by purchasers in accordance with Sea Ray’s then current warranty program applicable to all domestic Sea Ray dealers selling comparable Sea Ray products; and

•	provide Sea Ray with access to the dealer’s books and records and such other information as Sea Ray may reasonably request to verify the accuracy of the warranty claims submitted to Sea Ray by the dealer with regard to such warranty claims;

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

Employees

As of September 30, 2008, we had 1,759 employees, 1,675 of whom were in store-level operations and 84 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2008, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 25%, 32%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have already achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of the acquired dealers have indemnified us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss. We also have additional storage tank liability insurance and “Superfund” coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	65	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	43	Executive Vice President, Chief Financial Officer, Secretary, and Director
Edward A. Russell	48	Executive Vice President of Operations and Sales
Kurt M. Frahn	40	Vice President of Finance and Treasurer
Jack P. Ezzell	38	Vice President, Chief Accounting Officer, and Controller
T. Glenn Sandridge	48	Vice President of Marketing
Jay J. Avelino	58	Vice President of Human Resources

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

Michael H. McLamb has served as Executive Vice President of our company since October 2002, as Chief Financial Officer since January 23, 1998, as Secretary since April 5, 1998, and as a director since November 1, 2003. Mr. McLamb served as Vice President and Treasurer of our company from January 23, 1998 until October 22, 2002. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a senior manager.

Edward A. Russell has served as Executive Vice President of Operations and Sales of our company since February 2008. Mr. Russell served as Vice President of Operations of our company from March 2006 until February 2008, and as a Vice President of our company from October 22, 2002 until March 2006. Mr. Russell served as the Regional Manager of our Florida operations from August 1, 2002 until October 22, 2002 and as the District President for our Central and West Florida operations from March 1998 until August 1, 2002. Mr. Russell was an owner and General Sales Manager of Gulfwind USA Inc., one of our operating subsidiaries, now called MarineMax of Central Florida, from 1984 until its merger with our company in March 1998.

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

T. Glenn Sandridge has served as Vice President of Marketing of our company since December 2003. Mr. Sandridge was Director of Marketing-Watercraft for Bombardier Motor Corporation from August 1998 until December 2003.

Jay J. Avelino has served as Vice President of Human Resources of our company since February 2008. Mr. Avelino served as Vice President of Team Development of our company from May 2000 until February 2008. Previously, Mr. Avelino was employed by Caliper Corporation, a New Jersey-based personality assessment and human resources consulting company, most recently as Senior Vice President.

Item 1A.	Risk Factors

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian boat lines and Azimut-Benetti Group’s Azimut and Atlantis products.

Approximately 49% of our revenue in fiscal 2008 resulted from sales of new boats manufactured by Brunswick, including approximately 34% from Brunswick’s Sea Ray division and approximately 15% from Brunswick’s other divisions. The remainder of our fiscal 2008 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufactures, particularly Brunswick, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

Each dealer agreement designates a designated geographical territory for the dealer, which is exclusive to the dealer so long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.

We also maintain dealer agreements with Hatteras covering Hatteras products. Each agreement allows Hatteras to revise prices at any time, and such new prices will supersede previous prices. Pursuant to the agreements, we must bear any losses we incur as a result of such price changes and may not recover from Hatteras for any losses. In addition, certain of our dealerships may not represent manufacturers or product lines that compete directly with Hatteras without its prior written consent.

Upon the completion of the Surfside-3 acquisition, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line. In September 2008, our geographic territory was expanded to include Florida. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

As is typical in the industry, we generally deal with manufacturers, other than the Sea Ray division of Brunswick, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

General economic conditions and consumer spending patterns can negatively impact our operating results.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 46%, 44%, and 43% of our revenue during fiscal 2006, 2007, and 2008, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008. These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, and reduce our headcount. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2008, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our continuing to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit agreement to fund our operations. Any inability to utilize our credit facility resulting from a covenant violation, insufficient collateral, or lender difficulties could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement the credit agreement, which may not be possible at all or under commercially reasonable terms.

Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2008 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

Fuel prices and supply may affect our business.

All of the recreational boats we sell are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices (such as those that occurred during fiscal 2008) negatively impact boat sales. At various times in the past, diesel or gasoline fuel has been difficult to obtain. The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future, adversely impacting our business.

The availability of boat insurance is critical to our success.

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success. Historically, affordable boat insurance has been available. With the hurricanes that have impacted the state of Florida and other markets over the past several years, insurance rates have escalated and insurance coverage has become more difficult to obtain. Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

Other recreational activities and poor industry perception can adversely affect the levels of boat purchases.

Other recreational activities and poor industry perception can adversely affect the levels of boat purchases. As a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases. In addition, perceived hassles of boat ownership and relatively poor customer service and customer education throughout the retail boat industry represent impediments to boat purchases. Our customer-centric strategy is intended to overcome these perceptions.

Adverse federal tax policies can have a negative effect on us.

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing tax rates, and weak stock market performance also influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in the late 1980s to a low of $10.3 billion in 1992. Any increase in tax rates, including those on capital gains and dividends, particularly those on high-income taxpayers, could adversely affect our boat sales.

Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future.

Since March 1, 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of borrowed funds or common stock with a sufficient market price to complete the acquisitions;

•	the ability to obtain any requisite manufacturer or governmental approvals;

•	the ability to obtain approval of our lenders under our current credit agreement; and

•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

We and the Sea Ray Division of Brunswick have an agreement extending through June 2015 that provides a process for the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations, or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive, whether relating to the ability of manufactures to pay or our ability to qualify for such incentive programs, could increase the effective cost of our boat purchases, reduce our margins and competitive position, and have a material adverse effect on our financial performance.

Our growth strategy may require us to secure significant additional capital, the amount of which will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs.

If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use our common stock for acquisitions will depend on the market value of our common stock and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

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

Our current revolving credit facility, as amended, provides a line of credit with asset-based borrowing availability of up to $425 million and allows us $20 million in traditional floorplan borrowings. We have pledged various of our assets, including boat inventories, accounts receivable, equipment, fixtures, and real estate, to secure borrowings under our credit facility. While we believe we will continue to obtain adequate financing from lenders, such financing may not be available to us.

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

During the three-year period ended September 30, 2008, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 25%, 32%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as has been the case when Florida and other markets were affected by hurricanes. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and our future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

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

A portion of our income results from referral fees derived from the placement or marketing of various F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2008, F&I products accounted for approximately 3.6% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Customer financing became more difficult to secure during fiscal 2008.

The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

We depend on key personnel.

Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have an employment agreement with certain of our executive officers, we cannot assure that these or other executive personnel will remain with us. Expanding our operations may require us to add additional executive personnel in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our dealerships. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

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

Various federal, state, and local regulatory agencies, including OSHA or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA recently promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period beginning with the 1998 model year. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have already achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and Superfund coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new, or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, two of our properties are within the boundaries of a Superfund site, although neither property has been identified as a contributor to the contamination in the area.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. These regulations could discourage potential buyers, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in our operating results;

•	the thin trading volume and relatively small public float of our common stock;

•	the level and success of our acquisition program and new store openings;

•	our ability to continue to secure adequate levels of financing;

•	variations in same-store sales;

•	the success of dealership integration;

•	relationships with manufacturers;

•	changes in earnings estimates published by analysts;

•	general economic, political, and market conditions;

•	seasonality and weather conditions;

•	governmental policies and regulations;

•	the performance of the recreational boat industry in general; and

•	factors relating to suppliers and competitors.

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

As of September 30, 2008, there were outstanding 18,424,487 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2008, we had issued options to purchase approximately 1,740,128 shares of common stock and 830,000 restricted stock awards under our incentive stock plan, and we issued 629,991 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Our sales of Azimut products may be adversely affected by fluctuations in currency exchange rates between the U.S. dollar and the euro.

Products purchased from the Italy-based Azimut are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. As a result, fluctuations in the value of the euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Azimut products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Azimut product lines. The impact of these currency fluctuations could increase, particularly as our revenue from the Azimut products increase as a percentage of our total revenue. We also could incur losses from hedging transactions designed to reduce our risk to fluctuation in exchange rates. We cannot predict the effects of exchange rate fluctuations or currency rate hedges on our operating results. Therefore, in certain cases, we, from time to time, enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Azimut. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida. We also lease 46 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 30 other retail locations and operate one additional location as noted below.

The following table reflects the status, approximate size, and facilities of our various retail locations as of the date of this report.

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Gulf Shores	Third-party lease	1,112	Retail only; 7 wet slips	2008	Intracoastal Waterway
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
Oakland	Third-party lease	17,700	Retail and service; 28 wet slips	1985	Alameda Estuary (San Francisco Bay)
Sacramento	Company owned	24,800	Retail and service	1995	—
Sacramento Sport Yacht Center	Third-party lease	500	Retail only; 11 wet slips	2001	Sacramento River
San Diego	Third-party lease	14,500	Retail and service	2004	—
San Diego (Shelter Island)	Third-party lease	930	Retail and service; 20 wet slips	2005	Mission Bay
Colorado
Denver	Third-party lease	16,400	Retail, service, and storage	2003	—
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Delaware
Bear	Third-party lease	5,000	Retail and service; 15 wet slips	1995	Between Delaware Bay and Chesapeake Bay
Florida
Cape Haze	Company owned	18,000	Retail, service, and storage; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,200	Retail only; 24 wet slips	2005	Destin Harbor

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Ft Lauderdale (Pier 66)	Third-party lease	2,400	Retail and service; 12 wet slips	1977	Intracoastal Waterway
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Ft Walton Beach	Third-party lease	4,800	Retail only	2003	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Key Largo	Third-party lease	8,900	Retail and service; 6 west slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	1998	Intracoastal Waterway
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Forest Park (Atlanta)	Third-party lease	47,300	Retail, service, and storage	1973	—
Maryland
Baltimore	Third-party lease	9,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh	Company owned	19,800	Retail and service	1958	—

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Minnetonka	Third-party lease	3,500	Retail and service; 5 wet slips	2005	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Missouri
Kimberling City	Third-party lease	500	Retail only; 7 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
Laurie	Company owned	700	Retail and service	2006	—
Osage Beach	Company owned	2,000	Retail and service	1998	—
Springfield	Company owned	12,200	Retail and service	1997	—
Nevada
Las Vegas	Company owned	21,600	Retail and service	1990	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Jersey City	Third-party lease	500	Retail only; 6 wet slips	2000	Hudson River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail and service; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Highway Store)	Third-party lease	10,000	Retail and service	2004	—
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
New Rochelle	Third-party lease	4,650	Retail and service	2008	Long Island Sound

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

North Carolina
Southport	Third-party lease	127	Retail only; 4 wet slips	2008	Intracoastal Waterway
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Mentor	Third-party lease	5,000	Retail and service	2007	—
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Wakefield	Third-party lease	1,800	Retail only; 3 wet slips	2006	Narragansett Bay
South Carolina
Myrtle Beach	Third-party lease	3,500	Retail only	1999	Coquina Harbor
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
League City (floating facility)(4)	Third-party lease	800	Retail and service; 20 wet slips	1988	Clear Lake
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Lewisville (Dallas) (floating facility)	Third-party lease	1,000	Retail only; 20 wet slips(5)	1994	Lake Lewisville
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Utah
Salt Lake City	Third-party lease	21,200	Retail and service	1975	—

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into with Brunswick to acquire marina and service facility.

(4)	We own the floating facility, however, the related dock and marina space is leased by us from an unaffiliated third party.

(5)	Shares service facility located at the other Lewisville retail location.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2008, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low

2006
First quarter	$34.24	$27.72
Second quarter	$36.72	$25.39
Third quarter	$26.65	$19.24
Fourth quarter	$29.46	$24.35
2007
First quarter	$26.10	$20.01
Second quarter	$24.05	$18.80
Third quarter	$21.96	$14.30
Fourth quarter	$16.68	$13.50
2008
First quarter	$16.18	$10.38
Second quarter	$13.82	$6.99
Third quarter	$9.66	$4.92
Fourth quarter (through November 30, 2008)	$7.45	$1.25

On November 28, 2008, the closing sale price of our common stock was $2.78 per share. On November 28, 2008, there were approximately 100 record holders and approximately 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. Moreover, financial covenants under certain of our credit facilities also restrict our ability to pay dividends.

Repurchases of Common Stock

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. During the fiscal year ending September 30, 2008, we purchased an aggregate of 71,300 shares of common stock under the plan for an aggregate purchase price of approximately $1.0 million, as follows:

			Total	Maximum
	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

Total	71,300	$14.51	71,300	239,100

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2008 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2003. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among MarineMax, Inc., The Russell 2000 Index,
And The NASDAQ Retail Trade Index

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

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

	Fiscal Year Ended September 30,
	2004(1)	2005(1)	2006	2007	2008
	(Amounts in thousands except share, per share, and retail location data)

Statement of Operations Data:
Revenue	$762,009	$947,347	$1,213,541	$1,255,985	$885,407
Cost of sales	573,616	712,843	906,781	956,251	679,164

Gross profit	188,393	234,504	306,760	299,734	206,243
Selling, general, and administrative expenses	139,470	169,975	222,806	245,224	217,426
Goodwill and intangible asset impairment charge	—	—	—	—	122,091

Income (loss) from operations	48,923	64,529	83,954	54,510	(133,274)
Interest expense, net	6,499	9,291	18,616	26,955	20,164

Income (loss) before income tax provision (benefit)	42,424	55,238	65,338	27,555	(153,438)
Income tax provision (benefit)	16,126	21,412	25,956	7,486	(19,161)

Net income (loss)	$26,298	$33,826	$39,382	$20,069	$(134,277)

Net income (loss) per share:
Diluted	$1.58	$1.88	$2.08	$1.04	$(7.30)

Weighted average number of shares:
Diluted	16,666,107	18,032,533	18,928,735	19,289,231	18,391,488

Other Data: (as of year-end)
Number of retail locations(2)	67	71	87	88	80
Sales per store(3)(5)	$12,831	$16,386	$17,064	$15,246	$12,492
Same-store sales growth(4)(5)	21%	23%	7%	(1)%	(28)%

	September 30,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Working capital	$88,013	$163,431	$153,465	$170,389	$134,458
Total assets	474,359	539,490	801,563	825,878	661,323
Long-term debt (including current portion)(6)	26,237	30,085	37,186	30,833	—
Total stockholders’ equity	196,821	283,599	349,887	373,559	248,583

(1)	Amounts exclude the effects of stock-based compensation expense recognized under the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as the standard was adopted October 1, 2005.

(2)	Includes only those retail locations open at period end.

(3)	Includes only those stores open for the entire preceding 12-month period.

(4)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(5)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.

(6)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2008 revenue in excess of $880 million. Through our current 77 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have significantly expanded our operations through the acquisition of 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. No significant acquisitions were completed during the fiscal years ended September 30, 2008 and 2007.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 46%, 44%, and 43% of our revenue during fiscal 2006, 2007, and 2008, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008. These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, and reduce our headcount. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry and deliver market share gains. Our ability to deliver an increase in market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to preserve and grow market share will yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging environment with greater earnings potential.

During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments, including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five-day period beginning two days prior to and ending two days subsequent to the acquisition date. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $40.0 million of tax deductible goodwill and approximately $16.4 million of tax deductible indefinite-lived intangible assets (dealer agreements). Surfside has been included in our consolidated financial statements since the date of acquisition.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with six retail locations, including a large marina, in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments, including acquisition costs. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements). Port Arrowhead has been included in our consolidated financial statements since the date of acquisition.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms, as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2007 or 2008. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2007 and 2008, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value of our inventories to fall below their carrying value, the lower of cost or market valuation allowance could increase.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. As of September 30, 2008, we had not recognized any impairment of long-lived assets in connection with SFAS 144 based on our reviews.

During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which has hindered our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with APB 18 and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Substantially all of our goodwill and intangibles are deductible for tax purposes. Our loss for the year ended September 30, 2008, including the write-off of goodwill and intangible assets, combined with other timing differences, gave rise to a net operating loss, which resulted in a net deferred tax asset of approximately $41.3 million. Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $39.2 million.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of October 1, 2007, and as a result, we recognized a charge of approximately $554,000 to the October 1, 2007 retained earnings balance. As of September 30, 2008, we had approximately $2.1 million of gross unrecognized tax benefits, of which approximately $1.4 million, if recognized, would impact the effective tax rate.

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2006		2007		2008
	(Amounts in thousands)

Revenue	$1,213,541	100.0%	$1,255,985	100.0%	$885,407	100.0%
Cost of sales	906,781	74.7%	956,251	76.1%	679,164	76.7%

Gross profit	306,760	25.3%	299,734	23.9%	206,243	23.3%
Selling, general, and administrative expenses	222,806	18.4%	245,224	19.6%	217,426	24.6%
Goodwill and intangible asset impairment charge	—	0.0%	—	0.0%	122,091	13.8%

Income (loss) from operations	83,954	6.9%	54,510	4.3%	(133,274)	(15.1)%
Interest expense, net	18,616	1.5%	26,955	2.1%	20,164	2.3%

Income (loss) before income tax provision (benefit)	65,338	5.4%	27,555	2.2%	(153,438)	(17.4)%
Income tax provision (benefit)	25,956	2.2%	7,486	0.6%	(19,161)	(2.2)%

Net income (loss)	$39,382	3.2%	$20,069	1.6%	$(134,277)	(15.2)%

Fiscal Year Ended September 30, 2008 Compared with Fiscal Year Ended September 30, 2007

Revenue.  Revenue decreased $370.6 million, or 29.5%, to $885.4 million for the fiscal year ended September 30, 2008 from $1.26 billion for the fiscal year ended September 30, 2007. Of this decrease, $27.4 million was attributable to stores opened, closed, or acquired that were not eligible for inclusion in the comparable-store base and $343.2 million was attributable to a 28% decline in comparable-store sales in fiscal 2008. The decline in our same-store sales resulted primarily from softer economic conditions, because of the turmoil in the financial markets, which impacted our results as well as those of most other retailers. In response to these declines, we are adjusting our structure, including store closures, in a manner in which we believe will reduce operating costs but not result in market share losses.

Gross Profit.  Gross profit decreased $93.5 million, or 31.2%, to $206.2 million for the fiscal year ended September 30, 2008 from $299.7 million for the fiscal year ended September 30, 2007. Gross profit as a percentage of revenue decreased to 23.3% for fiscal 2008 from 23.9% for fiscal 2007. The decrease in gross profit was a result of the significant reduction in revenue resulting from the soft economic environment. The decrease in gross profit as a percentage of revenue was due to margin pressure arising from the difficult retail environment and a sales mix shift to larger products, which historically carry lower gross margins.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $27.8 million, or 11.3%, to $217.4 million for the fiscal year ended September 30, 2008 from $245.2 million for the fiscal year ended September 30, 2007. Selling, general, and administrative expenses as a percentage of revenue increased to 24.6% for the year ended September 30, 2008 from 19.6% for the year ended September 30, 2007. The fiscal year ended September 30, 2008 included approximately $3.0 million in charges associated with store closures, partially offset by $1.0 million in gains recorded as an expense offset related to proceeds from business interruption insurance claims associated with ice storms damage at certain Missouri locations in 2007 and the favorable settlement of certain interest rate swaps accounted for as cash flow hedges. Additionally, the fiscal year ended September 30, 2007 included $3.7 million in gains recorded as an expense offset related to business interruption insurance proceeds that was received for claims associated with Hurricane Wilma in 2006, the sale of our corporate jet, and insurance proceeds we received associated with the ice storm damage at certain Missouri locations. Excluding these items would result in a comparable selling, general, and administrative expense reduction of $33.3 million, or 13.4% and selling, general, and administrative expenses as a percent of revenue increased to 24.4% for the year ended September 30, 2008 from 19.8% for the year ended September 30, 2007. This increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same-store sales decline, which resulted in a reduction in our ability to leverage our expense structure.

Goodwill and Intangible Asset Impairment.  During the fiscal year ended September 30, 2008, we were required to write-off our goodwill and indefinite lived intangible assets as a result of the decline in our market valuation and the continuation of the difficult retail environment, as prescribed by SFAS 142.

Interest Expense.  Interest expense decreased $6.8 million, or 25.2%, to $20.2 million for the fiscal year ended September 30, 2008 from $27.0 million for the fiscal year ended September 30, 2007. Interest expense as a percentage of revenue increased to 2.3% for fiscal 2008 from 2.1% for fiscal 2007. The decrease in interest expense was primarily a result of a more favorable interest rate environment in fiscal 2008, which accounted for a decrease of approximately $6.6 million in interest expense.

Income Tax Provision.  Income taxes decreased $26.6 million to a benefit of $19.2 million for the fiscal year ended September 30, 2008 from an income tax expense of $7.5 million for the fiscal year ended September 30, 2007, primarily as a result of our pretax loss. The effective tax rate for the fiscal year ended September 30, 2008 differed from previous periods primarily as a result of the recording of a non-cash valuation allowance that offsets the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge.

Fiscal Year Ended September 30, 2007 Compared with Fiscal Year Ended September 30, 2006

Revenue.  Revenue increased $42.4 million, or 3.5%, to $1.3 billion for the fiscal year ended September 30, 2007 from $1.21 billion for the fiscal year ended September 30, 2006. Of this increase, $50.8 million was attributable to stores opened, closed, or acquired that were not eligible for inclusion in the comparable-store base, partially offset by a decline of $8.4 million attributable to a less than 1% decline in comparable-store sales in fiscal 2007. The 1% decline in same-store sales was net of an increase in revenue from our parts, service, finance, and insurance products of approximately $6.2 million. The decline in our same-store sales resulted primarily from soft economic conditions that have adversely impacted our retail sales.

Gross Profit.  Gross profit decreased $7.1 million, or 2.3%, to $299.7 million for the fiscal year ended September 30, 2007 from $306.8 million for the fiscal year ended September 30, 2006. Gross profit as a percentage of revenue decreased to 23.9% for fiscal 2007 from 25.3% for fiscal 2006. This decrease was primarily attributable to a margin reduction on boat sales as we instituted price reduction initiatives in the softer market place in order to achieve our sales volume.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $22.4 million, or 10.0%, to $245.2 million for the fiscal year ended September 30, 2007 from $222.8 million for the fiscal year ended September 30, 2006. Selling, general, and administrative expenses as a percentage of revenue increased approximately 115 basis points to 19.6% for the year ended September 30, 2007 from 18.4% for the year ended September 30, 2006. For fiscal 2007, we recorded $2.1 million of business interruption insurance proceeds that was received for claims associated with Hurricane Wilma in 2006; we recorded a $1.0 million gain from the sale of our jet; and we recorded a $600,000 gain related to insurance proceeds we received associated with the snow and ice storm damage at certain Missouri locations. We recorded these items as a reduction to selling, general, and administrative expenses. Excluding these items, selling, general, and administrative expenses as a percent of revenue was 19.8% for the year ended September 30, 2007. This approximate 145 basis point increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same-store sales decline and increased personnel and marketing related costs incurred to drive retail sales in a softer retail environment. In response to the softer retail environment, we are working to reduce our cost structure with reductions in personnel, store closures, and other expenditures.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were hit by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At September 30, 2008, we were in compliance with all of the credit facility covenants. Subsequent to September 30, 2008 we amended the credit facility. We currently depend upon dividends and other payments from our dealerships and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2006 and 2007, cash provided by operating activities approximated $9.4 million and $20.0 million, respectively. For the fiscal year ended September 30, 2008, cash used in operating activities was approximately $8.8 million. For the fiscal year ended September 30, 2006, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock based compensation charges, and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable due to increased revenues, an increase in inventories to ensure appropriate inventory levels, and a decrease in customer deposits. For the fiscal year ended September 30, 2007, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock based compensation charges, and increases in customer deposits and accrued expenses, partially offset by a decrease in accounts payable, and an increase in inventories to ensure appropriate inventory levels. For the fiscal year ended September 30, 2008, cash used in operating activities was due primarily to our net loss, a decrease in accounts payable because of reductions in purchases from our manufacturers, and a decrease in customer deposits due to a reduction in pending sales. These amounts were primarily offset by noncash charges, including the impairment of goodwill, stock-based compensation, and depreciation and amortization expense. The cash used in operating activities was further offset by reductions in inventories and accounts receivable due to the reduction in sales trends.

For the fiscal years ended September 30, 2006, 2007, and 2008, cash used in investing activities was approximately $95.4 million, $9.4 million, and $7.9 million, respectively. For the fiscal year ended September 30, 2006, cash used in investing activities was primarily used in business acquisitions and to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2007, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in the finalization of certain business acquisitions, partially offset by proceeds received from the sale and involuntary conversion of property and equipment. For the fiscal year ended September 30, 2008, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities.

For the fiscal years ended September 30, 2006 and 2008, cash provided by financing activities was approximately $83.9 million and $16.5 million, respectively. For the fiscal year ended September 30, 2007, cash used in financing activities was approximately $5.3 million. For the fiscal year ended September 30, 2006, cash provided by financing activities was primarily attributable to proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and borrowings on long-term debt on equipment and real estate acquired, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan, partially offset by purchases of treasury stock and repayments of long-term debt. For the fiscal year ended September 30, 2007, cash used in financing activities was primarily attributable to purchases of treasury stock and repayments of long-term debt, partially offset by proceeds from net borrowings on short-term borrowings as a result of increased inventory levels, and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan. For the fiscal year ended September 30, 2008, cash provided by financing activities was primarily attributable to a net increase in short-term borrowings, partially offset by repayments of long-term debt.

During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, inventory advance rates, provides the ability to advance $20 million against certain real estate, financial covenants, and collateral under the credit facility. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a cumulative earnings before interest, taxes, depreciations and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires the approval for any stock repurchases, and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval.

As of September 30, 2007 and 2008, we owed an aggregate of $326.0 million and $372.0 million, respectively under our revolving credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 7.2% and 4.0%, as of September 30, 2007 and 2008, respectively. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2008. As of September 30, 2008, the facility provided us with an additional net borrowing availability of $84 million. The December 2008 amendment, if in place at September 30, 2008, would have reduced the available borrowings under the facility to approximately $38 million, excluding $20 million of potential real estate advances, from approximately $84 million and increased the interest rate by approximately 275 basis points.

During the fiscal year ended September 30, 2006, we completed the acquisition of two marine retail operations. We acquired the net assets, related property, and buildings and assumed or retired certain liabilities, including the outstanding floorplan obligations related to new boat inventories, for approximately $52.3 million in cash, plus $29.0 million in working capital adjustments, including acquisition costs, and 665,024 shares of common stock valued at $33.71 per share. During the fiscal years ended September 30, 2007 and 2008, we did not complete any acquisitions.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2008:

	Short-Term	Other Long-Term	Operating
Year Ending September 30,	Borrowings(1)	Liabilities(2)	Leases(3)	Total
	(Amounts in thousands)

2009	$372,000	$—	$10,043	$382,043
2010	—	4,374	8,958	13,332
2011	—	—	8,015	8,015
2012	—	—	6,383	6,383
2013	—	—	4,267	4,267
Thereafter	—	—	10,014	10,014

Total	$372,000	$4,374	$47,680	$424,054

(1)	Estimates of future interest payments for Short-Term Borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2008, the interest rate on our Short-Term Borrowings was 4%.

(2)	The amounts included in other long-term liabilities primarily consist of our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of

12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.

(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our financial condition, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; we do not engage in leasing, hedging, or research and development services; and we do not have other relationships that expose us to liability that is not reflected in the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2008, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, the 275 basis point increase in the interest rate on our short-term debt, as defined in our December 2008 amendment, is projected to result in an increase of approximately $10.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2008 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

Products purchased from Italian-based manufacturers are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the euro as compared with the U.S. dollar may impact the price points at which we can sell profitably Italian products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for Italian product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from Italian-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Changes in Internal Controls

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2008.

Our internal control over financial reporting as of September 30, 2008 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2008 and 2007, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 of MarineMax, Inc. and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 15, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.2		Second Amended and Restated Bylaws of the Registrant(14)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc. (Form 10-Q filed May 10, 2006)(3)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(5)
10.5		1998 Employee Stock Purchase Plan(6)
10.12		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.18†	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.19		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries as Borrowers, Keybank Bank, N.A., Bank of America, N.A., and various other lenders, as Lenders(8)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.20(a)	Sea Ray Sales and Service Agreement(9)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust company, as Lenders(8)
10	.21(a)	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Branch Banking and Trust Company, as Lenders(10)
10	.21(b)	Third Amendment to Second Amended and Restated Credit and Security Agreement executed on March 7, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders(13)
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(11)

Exhibit
Number	Exhibit

10.23	Form Stock Option Agreement for 2007 Incentive Compensation Plan(11)
10.24	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(11)
10.25	Director Fee Share Purchase Program(12)
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 7, 2007.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(9)	Incorporated by reference to Registrant’s Form 8-K, as filed on December 9, 2005.

(10)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 11, 2007.

(11)	Incorporated by reference to Registrant’s Form 8-K, as filed on March 6, 2007.

(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(13)	Incorporated by reference to Registrant’s Form 8-K, as filed on March 12, 2008.

(14)	Incorporated by reference to Registrant’s Form 8-K, as filed on November 26, 2008.

(c)	Financial Statement Schedules

(1) See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarineMax, Inc.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 15, 2008

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 15, 2008

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 15, 2008

/s/ HILLIARD M. EURE III Hilliard M. Eure III	Director	December 15, 2008

/s/ JOHN B. FURMAN John B. Furman	Director	December 15, 2008

/s/ ROBERT S. KANT Robert S. Kant	Director	December 15, 2008

/s/ JOSEPH A. WATTERS Joseph A. Watters	Director	December 15, 2008

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 15, 2008

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 2008 the Company changed its method for accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 15, 2008

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2007	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,375	$30,264
Accounts receivable, net	57,333	35,675
Inventories, net	478,039	468,629
Prepaid expenses and other current assets	8,997	7,949
Deferred tax assets	6,485	307

Total current assets	581,229	542,824
Property and equipment, net	118,960	113,869
Goodwill and other intangible assets, net	121,174	—
Other long-term assets	4,515	3,424
Deferred tax assets	—	1,206

Total assets	$825,878	$661,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,980	$4,481
Customer deposits	33,420	6,505
Accrued expenses	27,044	25,380
Short-term borrowings	326,000	372,000
Current maturities of long-term debt	4,396	—

Total current liabilities	410,840	408,366
Deferred tax liabilities	11,971	—
Long-term debt, net of current maturities	26,437	—
Other long-term liabilities	3,071	4,374

Total liabilities	452,319	412,740
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2007 and 2008	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 19,099,464 and 19,215,387 shares issued and 18,379,864 and 18,424,487 shares outstanding at September 30, 2007 and 2008, respectively	19	19
Additional paid-in capital	167,912	178,830
Retained earnings	220,375	85,544
Accumulated other comprehensive income	28	—
Treasury stock, at cost, 719,600 and 790,900 shares held at September 30, 2007 and 2008, respectively	(14,775)	(15,810)

Total stockholders’ equity	373,559	248,583

Total liabilities and stockholders’ equity	$825,878	$661,323

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2006	2007	2008

Revenue	$1,213,541	$1,255,985	$885,407
Cost of sales	906,781	956,251	679,164

Gross profit	306,760	299,734	206,243
Selling, general, and administrative expenses	222,806	245,224	217,426
Goodwill and intangible asset impairment charge	—	—	122,091

Income (loss) from operations	83,954	54,510	(133,274)
Interest expense	18,616	26,955	20,164

Income (loss) before income tax provision (benefit)	65,338	27,555	(153,438)
Income tax provision (benefit)	25,956	7,486	(19,161)

Net income (loss)	$39,382	$20,069	$(134,277)

Basic net income (loss) per common share	$2.18	$1.08	$(7.30)

Diluted net income (loss) per common share	$2.08	$1.04	$(7.30)

Weighted average number of common shares used in computing net income (loss) per common share:
Basic	18,028,562	18,618,611	18,391,488

Diluted	18,928,735	19,289,231	18,391,488

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended September 30,
	2006	2007	2008

Net income (loss)	$39,382	$20,069	$(134,277)
Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax expense of $318 for the year ended September 30, 2006 and net of tax benefit of $300 and $228 for the years ended September 30, 2007 and 2008, respectively	507	(379)	(365)
Reclassification adjustment for gains included in net income, net of tax of $62 and $211 for the years ended September 30, 2007 and 2008, respectively	—	(100)	337

Comprehensive income (loss)	$39,889	$19,590	$(134,305)

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Retained	Stock	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

BALANCE, September 30, 2005	17,678,087	$18	$125,672	$160,924	$(2,397)	$—	$(618)	$283,599

Net income	—	—	—	39,382	—	—	—	39,382
Purchase of treasury stock	(306,300)	—	—	—	—	—	(6,945)	(6,945)
Reclassification resulting from adoption of SFAS 123R	—	—	(2,397)	—	2,397	—	—	—
Shares issued under employee stock purchase plan	59,197	—	1,283	—	—	—	—	1,283
Shares issued upon exercise of stock options	253,353	—	2,581	—	—	—	—	2,581
Stock-based compensation	180,163	—	5,567	—	—	—	—	5,567
Shares issued upon business acquisition	665,024	1	22,417	—	—	—	—	22,418
Tax benefits of options exercised	—	—	1,495	—	—	—	—	1,495
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	507	—	507

BALANCE, September 30, 2006	18,529,524	19	156,618	200,306	—	507	(7,563)	349,887

Net income	—	—	—	20,069	—	—	—	20,069
Purchase of treasury stock	(383,300)	—	—	—	—	—	(7,212)	(7,212)
Shares issued under employee stock purchase plan	78,665	—	1,631	—	—	—	—	1,631
Shares issued upon exercise of stock options	149,780	—	1,587	—	—	—	—	1,587
Stock-based compensation	5,195	—	7,307	—	—	—	—	7,307
Tax benefits of options exercised	—	—	769	—	—	—	—	769
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(479)	—	(479)

BALANCE, September 30, 2007	18,379,864	19	167,912	220,375	—	28	(14,775)	373,559

Net loss	—	—	—	(134,277)	—	—	—	(134,277)
Purchase of treasury stock	(71,300)	—	—	—	—	—	(1,035)	(1,035)
Shares issued under employee stock purchase plan	105,390	—	1,207	—	—	—	—	1,207
Shares issued upon exercise of stock options	102,352	—	1,024	—	—	—	—	1,024
Stock-based compensation	8,181	—	8,464	—	—	—	—	8,464
Tax benefits of options exercised			223	—	—	—	—	223
Cumulative effect of adoption of FIN 48	—	—	—	(554)	—	—	—	(554)
Conversion of restricted stock awards to restricted stock units	(100,000)	—	—	—	—	—	—	—
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(28)	—	(28)

BALANCE, September 30, 2008	18,424,487	$19	$178,830	$85,544	$—	$—	$(15,810)	$248,583

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended September 30,
	2006	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,382	$20,069	$(134,277)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	—	—	122,091
Depreciation and amortization	8,607	9,350	11,090
Deferred income tax provision (benefit)	1,020	(1,367)	(6,303)
Gain on sale of property and equipment	(42)	(1,030)	259
Gain on involuntary conversion of property and equipment	—	(613)	—
Loss on extinguishment of long-term debt	—	—	160
Stock-based compensation expense	5,567	7,307	8,464
Tax benefits of options exercised	1,495	769	223
Excess tax benefits from stock-based compensation	(1,127)	(546)	(169)
(Increase) decrease in —
Accounts receivable, net	(21,385)	256	21,658
Inventories, net	(25,334)	(15,192)	9,410
Prepaid expenses and other assets	(1,093)	(1,172)	2,633
Increase (decrease) in —
Accounts payable	20,196	(17,418)	(16,749)
Customer deposits	(21,988)	16,250	(26,915)
Accrued expenses	4,104	3,332	(361)

Net cash provided by (used in) operating activities	9,402	19,995	(8,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,164)	(9,507)	(7,969)
Cash used in business investment	(4,007)	—	—
Net cash used in acquisitions of businesses, net assets, and intangible assets	(81,369)	(4,847)	—
Proceeds from sale of property and equipment	105	2,915	112
Proceeds from involuntary conversion of property and equipment	—	2,007	—

Net cash used in investing activities	(95,435)	(9,432)	(7,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12,240	—	—
Repayments of long-term debt	(5,140)	(6,353)	(30,833)
Net (repayments) borrowings on short-term borrowings	78,729	4,500	46,000
Purchases of treasury stock	(6,945)	(7,212)	(1,035)
Excess tax benefits from stock-based compensation	1,127	546	169
Net proceeds from issuance of common stock under option and employee purchase plans	3,864	3,218	2,231

Net cash provided by (used in) financing activities	83,875	(5,301)	16,532

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(2,158)	5,262	(111)
CASH AND CASH EQUIVALENTS, beginning of period	27,271	25,113	30,375

CASH AND CASH EQUIVALENTS, end of period	$25,113	$30,375	$30,264

Supplemental Disclosure of Non-Cash Investing Activities:
Common stock issued in connection with business acquisition	$22,418	$—	$—

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2008, we operated through 80 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 49% of our revenue in fiscal 2008. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented approximately 10% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, during our 2008 fiscal year.

We have dealership agreements with Sea Ray, Boston Whaler, Cabo, Hatteras, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We are parties to a multi-year dealer agreements with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product line Azimut Yachts for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with manufacturers, other than Sea Ray, Hatteras, Cabo and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 46%, 44%, and 43% of our revenue during fiscal 2006, 2007, and 2008, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008. These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, and reduce our headcount. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

We were incorporated in Delaware in January 1998 and commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. No significant acquisitions were completed during the fiscal years ended September 30, 2007 and 2008.

During January 2006, we acquired substantially all of the assets, including certain real estate, and assumed certain liabilities of the Port Arrowhead Group (Port Arrowhead), a privately held boat dealership with six locations, including a large marina, in Missouri and Oklahoma, for approximately $27.5 million in cash, plus $5.0 million in working capital adjustments, including acquisition costs. The acquisition expands our ability to serve consumers in the Midwest boating community, including neighboring boating destinations in Illinois, Kansas, and Arkansas. The acquisition also allows us to capitalize on Port Arrowhead’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $6.0 million of tax deductible goodwill and approximately $2.0 million of tax deductible indefinite-lived intangible assets (dealer agreements). Port Arrowhead has been included in our consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented with respect to the Port Arrowhead acquisition, as the pre-acquisition effects of the acquisition was not significant in fiscal 2006.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During March 2006, we acquired substantially all of the assets and assumed certain liabilities of Surfside-3 Marina, Inc. (Surfside), a privately held boat dealership with eight locations in New York and Connecticut, for approximately $24.8 million in cash and 665,024 shares of common stock, plus $24.0 million in working capital adjustments, including acquisition costs. The shares were valued at $33.71 per share, which was the average closing market price of our common stock for the five day-period beginning two days prior to and ending two days subsequent to the acquisition date. The acquisition expands our ability to serve consumers in the Northeast boating community and allows us to capitalize on Surfside’s market position and leverage our inventory management and inventory financing resources over the acquired locations. Based on a valuation, the purchase price, including acquisition costs, resulted in the recognition of approximately $40.0 million of tax deductible goodwill and approximately $16.4 million of tax deductible indefinite-lived intangible assets (dealer agreements). Surfside has been included in our consolidated financial statements since the date of acquisition.

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

The following unaudited pro forma financial information presents the combined results of operations of our company with the operations of Surfside as if the acquisition had occurred as of the beginning of fiscal 2006 (amounts in thousands, except per share data):

For the Fiscal Year Ended
September 30, 2006
(Unaudited)

Revenue	$1,264,854
Net income	$37,678
Net income per common share
Basic	$2.05
Dilutive	$1.96

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES:

Statements of Cash Flows

For purposes of the consolidated balance sheets and statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

We made interest payments of approximately $17.2 million, $26.6 million, and $20.6 million for the fiscal years ended September 30, 2006, 2007, and 2008, respectively, including interest on debt to finance our real estate holdings and inventory. We made income tax payments of approximately $8.9 million, $26.0 million, and $2.6 million for the fiscal years ended September 30, 2006, 2007, and 2008, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2007 and 2008, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value of our inventories to fall below their carrying value, the lower of cost or market valuation allowance could increase.

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

We remove the cost of property and equipment sold or retired and the related accumulated depreciation from the accounts at the time of disposition and include any resulting gain or loss in the consolidated statements of operations. We charge maintenance, repairs, and minor replacements to operations as incurred; we capitalize and amortize major replacements and improvements over their useful lives.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

There was no goodwill amortization expense for the fiscal years ended September 30, 2006, 2007, and 2008. Accumulated amortization of goodwill was approximately $2.6 million at September 30, 2007.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. As of September 30, 2008, we had not recognized any impairment of long-lived assets in connection with SFAS 144 based on our reviews.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At September 30, 2008, no such instruments were outstanding.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

Our forward contracts and interest rate swap are designated and accounted for as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized in other income/expense in current earnings during the period of change.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when we recognize the related boat sale. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. The chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2007 or 2008, is based on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. The chargeback allowance,

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was not material to the consolidated financial statements taken as a whole as of September 30, 2007 or 2008, is based upon our experience with repayments or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three years.

	2006	2007	2008

New boat sales	70.9%	68.2%	63.5%
Used boat sales	17.0%	18.8%	20.5%
Maintenance and repair services	4.9%	5.0%	6.6%
Finance and insurance products	3.2%	3.6%	3.6%
Parts and accessories	2.9%	3.2%	4.4%
Brokerage services	1.1%	1.2%	1.4%

Total revenue	100.0%	100.0%	100.0%

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for our share-based compensation plans. We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of SFAS 123R. The fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to EITF 02-16, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $16.5 million, $19.6 million, and $19.3 million, net of related co-op assistance of approximately $1.3 million, $1.2 million, and $700,000, for the fiscal years ended September 30, 2006, 2007, and 2008, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS 109, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Substantially all of our goodwill and intangibles were deductible for tax purposes. Our loss for the year ended September 30, 2008, including the write-off of goodwill and intangible assets, combined with other timing differences, gave rise to a net operating loss, which resulted in a net deferred tax asset of approximately

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$41.3 million. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $39.2 million.

FIN 48, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of October 1, 2007, and as a result, we recognized a charge of approximately $554,000 to the October 1, 2007 retained earnings balance. As of September 30, 2008, we had approximately $2.1 million of gross unrecognized tax benefits, of which approximately $1.4 million, if recognized, would impact the effective tax rate.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R “Business Combinations” (SFAS 141R). SFAS 141R will require among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. SFAS is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards’ effective date.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under SFAS 133 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under SFAS 133 and the effect the derivative instruments may have on the results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only applies to disclosures it will not have a material impact on our consolidated financial position, results from operations and cash flows.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of long-lived assets, and valuation of accruals. Actual results could differ materially from those estimates.

4.	ACCOUNTS RECEIVABLE:

Trade receivables consist primarily of receivables from financial institutions, which provide funding for customer boat financing and amounts due from financial institutions earned from arranging financing with our customers. We normally collect these receivables within 30 days of the sale. Trade receivables also include amounts due from customers on the sale of boats, parts, service, and storage. Amounts due from manufacturers represent receivables for various manufacturer programs and parts and service work performed pursuant to the manufacturers’ warranties.

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2007 or 2008, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, it is expensed as a bad debt and payments subsequently received are credited to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

The accounts receivable balances consisted of the following at September 30,

	2007	2008
	(Amounts in thousands)

Trade receivables	$28,253	$10,408
Amounts due from manufacturers	27,811	18,343
Income tax receivable	—	6,744
Other receivables	1,269	180

	$57,333	$35,675

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2007	2008
	(Amounts in thousands)

New boats, motors, and trailers	$382,121	$386,993
Used boats, motors, and trailers	83,291	72,627
Parts, accessories, and other	12,627	9,009

	$478,039	$468,629

6.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2007	2008
	(Amounts in thousands)

Land	$43,142	$42,160
Buildings and improvements	78,619	79,641
Machinery and equipment	31,509	29,540
Furniture and fixtures	5,416	5,809
Vehicles	5,629	6,863

	164,315	164,013
Less — Accumulated depreciation	(45,355)	(50,144)

	$118,960	$113,869

Depreciation expense totaled approximately $8.3 million, $9.5 million, and $10.9 million for the fiscal years ended September 30, 2006, 2007, and 2008, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, were as follows:

		Identifiable
		Intangible
	Goodwill	Assets	Total
	(Amounts in thousands)

Balance, September 30, 2006	$94,068	$22,127	$116,195
Changes during the period	3,378	1,601	4,979

Balance, September 30, 2007	97,446	23,728	121,174
Changes during the period	(97,446)	(23,728)	(121,174)

Balance, September 30, 2008	$—	$—	$—

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal year ended September 30, 2007 relate to the finalization of the purchase price of acquisitions we consummated in previous periods. During the fiscal year ended September 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that indefinite lived intangible assets

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

8.	OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business, and Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We account for our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with APB 18 and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment, which is other than a temporary decline, should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

During fiscal 2006, we entered into an interest rate swap agreement with a notional amount of $4.0 million, which matures in June 2015, is designated as a cash flow hedge, and effectively converts a portion of the floating rate debt to a fixed rate of 5.67%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the hedging relationship. Consequently, all changes in fair value are recorded as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. At September 30, 2007, the swap agreement had a fair value of approximately $45,000, which was recorded in other long-term assets on the consolidated balance sheets.

During fiscal 2008, we entered into six interest rate swap agreements with a total notional amount of approximately $23.2 million, that were maturing between September 2012 and June 2016, which were designated as cash flow hedges that effectively convert a portion of the floating rate debt to fixed rates ranging from 4.36% to 4.87%. Since all of the critical terms of the swaps exactly matched those of the hedged debt, no ineffectiveness was identified in the hedging relationships. Consequently, we recorded all changes in fair value as a component of other comprehensive income. During fiscal 2008, we prepaid the outstanding balances of our long-term debt. With this prepayment, the swaps were terminated and the pretax fair market value of the swaps of approximately $550,000 was reclassified from accumulated other comprehensive income and recognized as income in the statements of operations.

10.	SHORT-TERM BORROWINGS:

We entered into a second amended and restated credit and security agreement with eight financial institutions during June 2006. The credit facility provided us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to a borrowing base formula. The credit facility also permitted approved-vendor floorplan borrowings of up to $20 million. The credit facility accrued interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility was secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility required us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth.

During June 2007, we entered into an amendment of the credit facility, which modified the definition of “Fixed Charges Coverage Ratio” and extended the term of our second amended and restated credit and security agreement entered into in June 2006 with the same lenders.

During March 2008, we entered into an amendment to modify the threshold of the “Fixed Charge Coverage Ratio” and the “Current Ratio” and terms of our second amended and restated credit and security agreement entered into in June 2006.

During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, inventory advance rates, provides the ability to advance $20 million against certain real estate, financial covenants, and collateral under the credit facility. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a cumulative earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval.

As of September 30, 2007 and 2008, we owed an aggregate of $326.0 million and $372.0 million, respectively under our revolving credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 7.2% and 4.0%, as of September 30, 2007 and 2008, respectively. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2008. As of September 30, 2008, the facility provided us with an additional net borrowing availability of $84 million. The December 2008 amendment, if in place at September 30, 2008, would have reduced the available borrowings under the facility to approximately $38 million, excluding $20 million of potential real estate advances, from approximately $84 million and increased the interest rate by approximately 275 basis points.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2008, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our ability, including further actions which may be necessary, to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit agreement to fund our operations. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.

Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2008 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

11.	LONG-TERM DEBT:

During fiscal 2008, we prepaid all outstanding mortgages and accelerated the amortization of the associated loan costs of approximately $160,000. For the fiscal year ended September 30, 2007, long-term debt consisted of various mortgage notes payable to financial institutions due in monthly installments ranging from $22,605 to $102,000, bearing variable interest at rates ranging from 6.58% to 7.75%, maturing September 2010 through June 2016, and collateralized by machinery and equipment. At September 30, 2007, we owed an aggregate amount of mortgage notes payable of $30.8 million, of which $4.4 million was classified as current and $26.4 million was classified as long-term in the accompanying financial statements.

12.	INCOME TAXES:

The components of our provision (benefit) for income taxes consisted of the following for the fiscal years ended September 30,

	2006	2007	2008
	(Amounts in thousands)

Current provision (benefit):
Federal	$22,091	$10,377	$(12,776)
State	2,845	(1,524)	(82)

Total current provision (benefit)	24,936	8,853	(12,858)

Deferred provision (benefit):
Federal	927	(1,243)	(5,726)
State	93	(124)	(577)

Total deferred provision (benefit)	1,020	(1,367)	(6,303)

Total income tax provision (benefit)	$25,956	$7,486	$(19,161)

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2006	2007	2008

Federal tax provision	35.0%	35.0%	(35.0)%
State taxes, net of federal effect	3.6%	2.3%	(4.4)%
State income tax settlement	—	(13.7)%	—
Stock based compensation	1.0%	2.1%	0.3%
Valuation allowance	—	1.9%	25.5%
Other	0.1%	(0.4)%	1.1%

Effective tax rate	39.7%	27.2%	(12.5)%

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2007	2008
	(Amounts in thousands)

Current deferred tax assets (liabilities):
Inventories	$2,620	$3,225
Accrued expenses	3,865	2,915

Current deferred tax assets:	6,485	6,140

Valuation Allowance	—	(5,833)

Net current deferred tax assets	$6,485	$307

Long-term deferred tax (liabilities) assets:
Depreciation and amortization	$(15,828)	$24,483
Stock based compensation	3,781	6,582
FIN 48 DTA	—	634
State tax loss carryforwards	505	3,330
Other	76	88

Long-term deferred tax (liabilities) assets:	(11,466)	35,117

Valuation allowance	(505)	(33,911)

Net long-term deferred tax (liabilities) assets	$(11,971)	$1,206

Substantially all of our goodwill and intangibles were deductible for tax purposes. In fiscal 2008, the write-off of goodwill and intangible assets, combined with other timing differences, gave rise to a net operating loss that resulted in a net deferred tax asset of approximately $41.3 million. Pursuant to SFAS 109, we consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that the majority of our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance resulted in a non-cash charge of approximately $39.2 million for the fiscal year ended September 30, 2008. At September 30, 2007, we maintained a valuation allowance for our separate jurisdiction state tax loss carryforwards of $505,000. As a result, the total valuation allowance at September 30, 2008 was $39.7 million. The valuation allowance represents our net deferred tax asset less the amounts expected to be realized through the carryback of federal net operating losses.

Effective February 4, 2007, the we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2008, we had approximately $2.1 million of gross unrecognized tax benefits, of which approximately $1.4 million, if recognized, would impact the effective tax rate.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal year ended September 30, 2008 is as follows (in thousands):

Unrecognized tax benefits at October 1, 2007	$2,242
Increases in tax positions for prior years	81
Decreases in tax positions for prior years	(100)
Lapse of statute of limitations	(159)

Unrecognized tax benefits at September 30, 2008	$2,064

Consistent with our prior practices, interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. As of September 30, 2008, interest and penalties represented approximately $650,000 of the gross unrecognized tax benefits. There have been no significant changes to the balance of interest and penalties subsequent to adoption.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2004 fiscal year for the majority of the state jurisdictions.

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

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2008, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

14.	STOCK-BASED COMPENSATION:

Upon adoption of SFAS 123R, we used the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the ESPP. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based payment arrangements for the fiscal years ended September 30, 2006, 2007, and 2008 was approximately $3.9 million, $3.2 million, and $2.2 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2006, 2007, and 2008 was approximately $1.5 million, $800,000, and $223,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

15.	THE INCENTIVE STOCK PLANS:

During February 2007, our stockholders approved our 2007 Incentive Compensation Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2007 through September 30, 2008:

					Weighted
					Average
	Shares		Aggregate		Remaining
	Available	Options	Intrinsic	Weighted Average	Contractual
	for Grant	Outstanding	Value	Exercise Price	Life
			(In thousands)

Balance at September 30, 2007	1,230,841	2,156,545	$4,993	$17.36	5.2
Options authorized
Options granted	(37,500)	37,500	—	$11.71
Options cancelled/forfeited/expired	351,565	(351,565)	—	$13.97
Restricted stock units issued	(335,400)	—	—
Restricted stock units cancelled	5,500	—	—
Options exercised	—	(102,352)	—	$10.00

Balance at September 30, 2008	1,215,006	1,740,128	$—	$18.41	5.1

Exercisable at September 30, 2008	—	908,128	$—	$14.56	4.0

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2006, 2007, and 2008 was $12.53, $12.13, and $6.12, respectively. The total intrinsic value of options exercised

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the fiscal years ended September 30, 2006, 2007, and 2008 was approximately $5.2 million, $2.0 million, and $541,000, respectively.

As of September 30, 2007 and 2008, there was approximately $4.8 million and $2.1 million, respectively, of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 3.3 years and 2.5 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2006, 2007, and 2008 was approximately $1.4 million, $1.9 million, and $2.1 million, respectively.

We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2008. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As a result, we recorded compensation expense for stock options of approximately $3.5 million, $3.7 million and $2.7 million before tax, for the fiscal years ended September 30, 2006, 2007 and 2008, respectively or $0.15, $0.15 and $0.11 per diluted share after-tax for the fiscal years ended September 30, 2006, 2007 and 2008, respectively.

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2006	2007	2008

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	4.6%	3.4%
Volatility	44.5%	42.7%	44.2%
Expected life	4.6 years	6.5 years	7.5 years

16.	EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):

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

During 2008, we continued using the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2006	2007	2008

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	4.9%	2.3%
Volatility	37.1%	43.4%	75.6%
Expected life	six-months	six-months	six-months

As of September 30, 2008, we had issued 629,991 of the 750,000 shares of common stock reserved for issuance under our 1998 employee stock purchase plan.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (2008 Plan). The 2008 Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

17.	RESTRICTED STOCK AWARDS:

During fiscal 2006, 2007, and 2008, we granted non-vested (restricted) stock awards or restricted stock units (collectively restricted stock awards) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. The awards granted in fiscal 2008 require certain levels of performance by us before they are earned. Such performance metrics must be achieved by September 2011 or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.

We accounted for the restricted stock awards granted during fiscal 2006, 2007, and 2008 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock activity from September 30, 2007 through September 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2007	500,100	$28.30
Changes during the period
Shares granted	335,400	$15.67
Shares vested	—	$—
Shares forfeited	(5,500)	$20.29

Non-vested balance at September 30, 2008	830,000	$23.25

As of September 30, 2008, we had approximately $7.7 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. We expect to recognize that cost over a weighted-average period of 3.2 years.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30:

	2006	2007	2008

Weighted average common shares outstanding used in calculating basic net income per share	18,028,562	18,618,611	18,391,488
Effect of dilutive options	900,173	670,620	—

Weighted average common and common equivalent shares used in calculating diluted net income per share	18,928,735	19,289,231	18,391,488

Options to purchase approximately 699,500, 742,000 and 1.7 million shares of common stock were outstanding at September 30, 2006, 2007, and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expense, including month-to-month rentals, were approximately $10.9 million, $13.2 million, and $13.9 million for the fiscal years ended September 30, 2006, 2007, and 2008, respectively. Rental expense to related parties under both cancelable and non-cancelable operating leases approximated $385,000 for each of the fiscal years ended September 30, 2006, 2007, and 2008.

The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2006, 2007, and 2008, represent rental payments for buildings to an entity partially owned by a former officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

Future minimum lease payments under non-cancelable operating leases at September 30, 2008, were as follows:

(Amounts in thousands)

2009	$10,043
2010	8,958
2011	8,015
2012	6,383
2013	4,267
Thereafter	10,014

Total	$47,680

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with theses matters was not believed to be material at September 30, 2008. While it is not feasible to determine the actual outcome of these actions as of September 30, 2008, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the Plan) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.7 million, $1.9 million, and $1.5 million for the fiscal years ended September 30, 2006, 2007, and 2008, respectively.

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

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007	2007	2008	2008	2008
	(Amounts in thousands except share and per share data)

Revenue	$234,031	$325,082	$378,683	$318,189	$215,268	$233,262	$271,277	$165,600
Cost of sales	177,677	252,554	291,248	234,772	167,143	178,783	209,432	123,806

Gross profit	56,354	72,528	87,435	83,417	48,125	54,479	61,845	41,794
Selling, general, and administrative expenses	56,165	59,533	62,444	67,082	53,191	56,198	51,623	56,414
Goodwill and intangible asset impairment	—	—	—	—	—	—	122,091	—

Income (loss) from operations	189	12,995	24,991	16,335	(5,066)	(1,719)	(111,869)	(14,620)
Interest expense	6,540	7,547	7,458	5,410	5,881	5,952	4,765	3,566

Income (loss) before income tax provision (benefit)	(6,351)	5,448	17,533	10,925	(10,947)	(7,671)	(116,634)	(18,186)
Income tax provision (benefit)	(2,565)	2,116	3,636	4,299	(4,529)	(4,162)	(3,377)	(7,093)

Net income (loss)	$(3,786)	$3,332	$13,897	$6,626	$(6,418)	$(3,509)	$(113,257)	$(11,093)

Net income (loss) per share:
Diluted	$(0.21)	$0.17	$0.73	$0.35	$(0.35)	$(0.19)	$(6.15)	$(0.60)

Weighted average number of shares:
Diluted	18,287,781	19,042,015	19,034,148	19,064,068	18,364,676	18,363,692	18,415,790	18,421,629

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported interim financial statements to conform to the consolidated financial statement presentation of the current period.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.2		Second Amended and Restated Bylaws of the Registrant(14)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc. (Form 10-Q filed May 10, 2006)(3)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(5)
10.5		1998 Employee Stock Purchase Plan(6)
10.12		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.18†	Hatteras Sales and Service Agreement, dated July 1, 2003 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.19		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries as Borrowers, Keybank Bank, N.A., Bank of America, N.A., and various other lenders, as Lenders(8)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.20(a)	Sea Ray Sales and Service Agreement(9)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust company, as Lenders(8)
10	.21(a)	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Branch Banking and Trust Company, as Lenders(10)
10	.21(b)	Third Amendment to Second Amended and Restated Credit and Security Agreement executed on March 7, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders(13)
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(11)
10.23		Form Stock Option Agreement for 2007 Incentive Compensation Plan(11)
10.24		Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(11)
10.25		Director Fee Share Purchase Program(12)
21		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Exhibit

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 7, 2007.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(9)	Incorporated by reference to Registrant’s Form 8-K, as filed on December 9, 2005.

(10)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 11, 2007.

(11)	Incorporated by reference to Registrant’s Form 8-K, as filed on March 6, 2007.

(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(13)	Incorporated by reference to Registrant’s Form 8-K, as filed on March 12, 2008.

(14)	Incorporated by reference to Registrant’s Form 8-K, as filed on November 26, 2008.