Form 10-Q
period 2008-12-31
MARINEMAX INC
filed 2009-02-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.
Commission File No. 1-14173
MARINEMAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3496957
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of principal executive offices)	(ZIP Code)
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
Yes ☐           No ☑
The number of outstanding shares of the registrant’s Common Stock on January 31, 2008 was 18,512,104.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2008
Revenue	$215,268	$100,224
Cost of sales	167,144	76,521

Gross profit	48,124	23,703

Selling, general, and administrative expenses	53,191	38,862

Loss from operations	(5,067)	(15,159)

Interest expense	5,881	4,062

Loss before income tax benefit	(10,948)	(19,221)

Income tax benefit	(4,529)	(4,881)

Net loss	$(6,419)	$(14,340)

Basic and diluted net loss per common share	$(0.35)	$(0.78)

Weighted average number of common shares used in computing net loss per common share:

Basic	18,364,676	18,500,794

Diluted	18,364,676	18,500,794

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2008	2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,264	$14,829
Accounts receivable, net	35,675	20,765
Inventories, net	468,629	440,854
Prepaid expenses and other current assets	7,949	7,706
Deferred tax assets	307	298

Total current assets	542,824	484,452

Property and equipment, net	113,869	112,790
Other long-term assets	3,424	3,827
Deferred tax assets	1,206	1,206

Total assets	$661,323	$602,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,481	$7,422
Customer deposits	6,505	5,338
Accrued expenses	25,380	19,284
Short-term borrowings	372,000	329,000

Total current liabilities	408,366	361,044

Other long-term liabilities	4,374	5,597

Total liabilities	412,740	366,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2008 and December 31, 2008	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 19,215,387 and 19,294,507 shares issued and 18,424,487 and 18,503,607 shares outstanding at September 30, 2008 and December 31, 2008, respectively	19	19
Additional paid-in capital	178,830	180,221
Retained earnings	85,544	71,204
Treasury stock, at cost, 790,900 shares held at September 30, 2008 and December 31, 2008.	(15,810)	(15,810)

Total stockholders’ equity	248,583	235,634

Total liabilities and stockholders’ equity	$661,323	$602,275

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2008
Net loss	$(6,419)	$(14,340)

Other comprehensive (loss) income:
Change in fair market value of derivative instruments, net of tax benefit of $32 for the three months ended December 31, 2007	(51)	—

Comprehensive loss	$(6,470)	$(14,340)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2008	18,424,487	$19	$178,830	$85,544	$(15,810)	$248,583

Net loss	—	—	—	(14,340)	—	(14,340)
Shares issued under employee stock purchase plan	67,172	—	411	—	—	411
Net shares issued upon the vesting of equity awards	11,948	—	(19)	—	—	(19)
Stock-based compensation	—	—	999	—	—	999

BALANCE, December 31, 2008	18,503,607	$19	$180,221	$71,204	$(15,810)	$235,634

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,419)	$(14,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,337	2,147
Deferred income tax provision	172	9
(Gain) loss on sale of property and equipment	(19)	77
Cumulative effect of adoption of FIN 48 (Note 6)	(115)	—
Stock-based compensation expense	1,785	999
Tax benefits from equity awards	197	119
Excess tax benefits from stock-based compensation	(168)	—
(Increase) decrease in —
Accounts receivable, net	5,156	14,791
Inventories, net	(54,805)	27,775
Prepaid expenses and other assets	(1,562)	(221)
(Decrease) increase in —
Accounts payable	(5,169)	2,941
Customer deposits	(11,747)	(1,167)
Accrued expenses	460	(4,873)

Net cash provided by (used in) operating activities	(69,897)	28,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	(1,084)
Proceeds from sale of property and equipment	20	—

Net cash used in investing activities	(2,392)	(1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	65,000	(43,000)
Repayments of long-term debt	(1,092)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,638	392
Purchase of treasury stock	(1,035)	—
Excess tax benefits from stock-based compensation	168	—

Net cash provided by (used in) financing activities	64,679	(42,608)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,610)	(15,435)
CASH AND CASH EQUIVALENTS, beginning of period	30,375	30,264

CASH AND CASH EQUIVALENTS, end of period	$22,765	$14,829

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$5,731	$3,968
Income taxes	$2,027	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2008, we operated through 75 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 49% of our revenue in fiscal 2008. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 10% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, during our 2008 fiscal year.
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
     We are parties to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
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
     Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008 and 2009. These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, and reduce our headcount. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected in future periods.
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
3. NEW ACCOUNTING PRONOUNCEMENTS:
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R will require among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. SFAS is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.
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
     During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation, driven primarily by weakness in the marine retail industry, and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that all indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
     We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At December 31, 2008, no such instruments were outstanding.
6. INCOME TAXES:
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
     Substantially all of our goodwill and intangibles were deductible for tax purposes. During the fiscal year ended September 30, 2008, we wrote-off all of our goodwill and indefinite lived intangible assets. The write-off, combined with other timing differences, gave rise to a net operating loss, which resulted in a net deferred tax asset of approximately $41.3 million. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $39.2 million.

7. SHORT-TERM BORROWINGS:
     During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, financial covenants, inventory advance rates, and the collateral that secures the borrowings. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million, and enables us to obtain advances of up to $20 million against certain of our owned real estate. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a cumulative earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval. As of December 31, 2008, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $40 million.
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
     The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2008, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our ability, including further actions which may be necessary, to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit agreement to fund our operations. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
     Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2008 and continuing in fiscal 2009, adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

8.	STOCK-BASED COMPENSATION:
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
     During the three months ended December 31, 2007 and 2008, we recognized stock-based compensation expense of approximately $1.8 million and $1.0 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2007 and 2008, were approximately $197,000 and $0, respectively.
     Cash received from option exercises under all share-based payment arrangements for the three months ended December 31, 2007 and 2008, was approximately $1.6 million and $410,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
9. THE INCENTIVE STOCK PLANS:
     During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2008 through December 31, 2008:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life

Balance at September 30, 2008	1,215,006	1,740,128	$—	$18.41	5.1
Options authorized	—	—	—	—
Options granted	(1,171,700)	1,171,700	—	2.97
Options cancelled/forfeited/expired	34,226	(34,226)	—	18.98
Restricted stock awards forfeited	65,550	—	—	—
Options exercised	—	—	—	—

Balance at December 31, 2008	143,082	2,877,602	$—	12.12	6.9

Exercisable at December 31, 2008	—	1,151,981	$—	$15.07	4.1

     The weighted-average grant date fair value of options granted during the three months ended December 31, 2007, and 2008, was $8.12, and $7.40, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2007, and 2008 was approximately $485,000, and $0, respectively.
     As of December 31, 2007 and 2008, there was approximately $3.6 million and $3.5 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 3.1 years and 2.6 years, respectively. The total fair value of options vested during the three months ended December 31, 2007, and 2008 was approximately $1.1 million and $1.8 million, respectively.
     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2009. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2007	2008

Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7%	2.2%
Volatility	43.4%	63.4%
Expected life	7.5 years	6.1 years
10. EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2007	2008

Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7%	1.3%
Volatility	46.9%	178.5%
Expected life	six-months	six-months

11. RESTRICTED STOCK AWARDS:
     During fiscal 2007 and 2008, we granted non-vested (restricted) stock awards or restricted stock units (collectively restricted stock awards) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. The awards granted in fiscal 2008 require certain levels of performance by us before they are earned. Such performance metrics must be achieved by September 2011 or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.
     We accounted for the restricted stock awards granted during fiscal 2007 and 2008 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2008 through December 31, 2008:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested balance at September 30, 2008	830,000	$23.25
Changes during the period
Awards granted	—	$—
Awards vested	(179,753)	$26.19
Awards forfeited	(65,550)	$23.93

Non-vested balance at December 31, 2008	584,697	$22.28

     As of December 31, 2008, we had approximately $5.7 million of total unrecognized compensation cost related to restricted stock awards granted under the plan. We expect to recognize that cost over a weighted-average period of 2.9 years.
12. NET LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted loss per share:

	Three Months Ended
	December 31,
	2007	2008
Weighted average common shares outstanding used in calculating basic loss per share	18,364,676	18,500,794

Effect of dilutive options	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	18,364,676	18,500,794

     Options to purchase 403,903 and 67,103 shares of common stock were outstanding at December 31, 2007 and 2008, respectively, but as a result of our net loss, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Options to purchase 1,222,200 and 2,074,264 shares of common stock were outstanding at December 31, 2007 and 2008, respectively, but were not included in the computation of loss per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at December 31, 2008. While it is not feasible to determine the actual outcome of these actions as of December 31, 2008, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
General
     We are the largest recreational boat retailer in the United States with fiscal 2008 revenue in excess of $880 million. Through 75 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2008. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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

Inventories
          Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of December 31, 2008 our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
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
     During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that all indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
     Substantially all of our goodwill and intangibles were deductible for tax purposes. During the year ended September 30, 2008, we wrote-off all of our goodwill and indefinite lived intangible assets. The write-off combined with other timing differences, gave rise to a net operating loss, which resulted in a net deferred tax asset of approximately $41.3 million. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $39.2 million.
Stock-Based Compensation
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
Consolidated Results of Operations
     The following discussion compares the three months ended December 31, 2008 with the three months ended December 31, 2007 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007
     Revenue. Revenue decreased $115.0 million, or 53.4%, to $100.2 million for the three months ended December 31, 2008 from $215.3 million for the three months ended December 31, 2007. Of this decrease, $114.3 million was attributable to a 52% decline in comparable-store sales and approximately $700,000 was attributable to stores opened that are not eligible for inclusion in the comparable-store base for the three months ended December 31, 2008. The decline in our comparable-store sales was due to softer economic conditions, which adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $24.4 million, or 50.7%, to $23.7 million for the three months ended December 31, 2008 from $48.1 million for the three months ended December 31, 2007. Gross profit as a percentage of revenue increased to 23.7% for the three months ended December 31, 2008 from 22.4% for the three months ended December 31, 2007. The increase in gross profit as a percentage of revenue was driven by the shift in product mix of new boat sales and an increase in our higher margin service and parts business.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $14.3 million, or 26.9%, to $38.9 million for the three months ended December 31, 2008 from $53.2 million for the three months ended December 31, 2007. The overall decrease in selling, general, and administrative expenses was due primarily to the decline in personnel costs, resulting from reductions in workforce, reduced commissions, reductions in manager bonuses, and reductions in marketing and travel and entertainment expenses. Selling, general, and administrative expenses as a percentage of revenue increased approximately 14.1% to 38.8% for the three months ended December 31, 2008 from 24.7% for the three months ended December 31, 2007, as a result of the decline in same-store sales.

     Interest Expense. Interest expense decreased $1.8 million, or 31%, to $4.1 million for the three months ended December 31, 2008 from $5.9 million for the three months ended December 31, 2007. The decrease was primarily a result of decreased borrowings on our credit facility and mortgages coupled with the more favorable interest rate environment. Interest expense as a percentage of revenue increased to 4.1% for the three months ended December 31, 2008 from 2.7% for the three months ended December 31, 2007 due to the overall decline in revenue.
     Income Tax Benefit. Income tax benefit increased $352,000, or 7.8%, to $4.9 million for the three months ended December 31, 2008 from $4.5 million for the three months ended December 31, 2007. Our effective income tax rate decreased to approximately 25.4% for the three months ended December 31, 2008, from 41.4% for the three months ended December 31, 2007, primarily due to the limitation on our net operating loss carry back coupled with changes in our valuation allowances associated with our deferred tax assets.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At December 31, 2008, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
     For the three months ended December 31, 2007, cash used in operating activities approximated $69.9 million. For the three months ended December 31, 2007, cash used in operating activities was primarily used to increase inventories to ensure appropriate inventory levels and decrease accounts payable to tax authorities, partially offset by decreased accounts receivable from our manufacturers. For the three months ended December 31, 2008, cash provided by operating activities approximated $28.3 million. For the three months ended December 31, 2008, cash provided by operating activities was primarily generated by the reductions in inventories and accounts receivable partially offset by net loss, decreased customer deposits and accrued expenses.
     For the three months ended December 31, 2007 and 2008, cash used in investing activities approximated $2.4 million and $1.1 million, respectively, and was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.
     For the three months ended December 31, 2007, cash provided by financing activities approximated $64.7 million. For the three months ended December 31, 2007, cash provided by financing activities was primarily attributable to net borrowings of short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under our Employee Stock Purchase Plan, partially offset by repayments of long-term debt. For the three months ended December 31, 2008, cash used in financing activities approximated $42.6 million. For the three months ended December 31, 2008, cash used in financing activities was primarily attributable to net repayments of short-term borrowings as a result of decreased inventory levels and net proceeds from stock purchases under our Employee Stock Purchase Plan.
     During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, financial covenants, inventory advance rates, and the collateral that secures the borrowings. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million, and enables us to obtain advances of up to $20 million against certain of our owned real estate. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a cumulative earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval. As of December 31, 2008, we were in compliance with all of the credit facility covenants.
     As of December 31, 2008, our indebtedness totaled approximately $329 million associated with financing our inventory and working capital needs. At December 31, 2007 and 2008, the interest rate on the outstanding short-term borrowings was 6.1% and 5.7%, respectively. At December 31, 2008, our additional available borrowings under our credit facility were approximately $40 million.
     We issued a total of 79,120 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2008 in exchange for approximately $410,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At December 31, 2008, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $3.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2008 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
     During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS

10.21(c)	Fourth Amendment to Second Amended and Restated Credit and Security Agreement executed on December 15, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
February 9, 2009	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

10.21(c)	Fourth Amendment to Second Amended and Restated Credit and Security Agreement executed on December 15, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.