Form 10-K/A
period 2008-09-30
MARINEMAX INC
filed 2009-02-18
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K/A
Fiscal Year Ended September 30, 2008

		Page

PART I
ITEM 1.	BUSINESS	1

PART II
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	33
SIGNATURES		34
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

MarineMax, Inc., a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on December 15, 2008 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to add a statement regarding our CEO’s annual certification to the NYSE and to correct typographical errors within the description of the December 2008 amendment of our second amended and restated credit and security agreement in the Original Form 10-K and to include our Registration Statement on Form S-3 (No. 333-153006) within the Consent of Independent Registered Certified Public Accounting Firm on Exhibit 23.1 that was inadvertently omitted from this exhibit in the Original Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Items 1, 7, and 15 (including our consolidated financial statements), and Exhibit 23.1 has been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. As a result of these modifications, the certifications required pursuant to the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1, and 32.2, have been re-executed and re-filed as of the date of this Amendment No. 1.

Except with respect to the addition of a statement regarding our CEO’s annual certification to the NYSE, the correction of the typographical errors within the description of the December 2008 amendment of our second amended and restated credit and security agreement, and the addition of the above-referenced Registration Statement on Form S-3 to Exhibit 23.1, we have not modified or updated any of our prior disclosure from the Original Form 10-K or exhibits thereto, and this Amendment No. 1 does not reflect the occurrence of any events following the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on February 18, 2009.

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

PART II

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

Date: February 18, 2009

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 18, 2009

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	February 18, 2009

/s/ HILLIARD M. EURE III Hilliard M. Eure III	Director	February 18, 2009

/s/ JOHN B. FURMAN John B. Furman	Director	February 18, 2009

/s/ ROBERT S. KANT Robert S. Kant	Director	February 18, 2009

/s/ JOSEPH A. WATTERS Joseph A. Watters	Director	February 18, 2009

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	February 18, 2009

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