Form 10-Q
period 2009-03-31
MARINEMAX INC
filed 2009-05-11
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☑
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
Yes ☐       No ☑
The number of outstanding shares of the registrant’s Common Stock on April 30, 2009 was 18,512,104.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Revenue	$233,262	$129,608	$448,530	$229,832
Cost of sales	178,783	109,894	345,927	186,415

Gross profit	54,479	19,714	102,603	43,417

Selling, general, and administrative expenses	56,198	36,360	109,389	75,222

Loss from operations	(1,719)	(16,646)	(6,786)	(31,805)

Interest expense	5,952	3,774	11,833	7,836

Loss before income tax benefit	(7,671)	(20,420)	(18,619)	(39,641)

Income tax benefit	4,162	151	8,691	5,032

Net loss	$(3,509)	$(20,269)	$(9,928)	$(34,609)

Basic and Diluted net loss per common share	$(0.19)	$(1.09)	$(0.54)	$(1.87)

Weighted average number of common stock and common stock equivalent shares used in computing net loss per common share:

Basic and Diluted	18,363,692	18,512,104	18,364,187	18,465,325

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2008	2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,264	$14,982
Accounts receivable, net	35,675	28,228
Inventories, net	468,629	399,116
Prepaid expenses and other current assets	7,949	7,731
Deferred tax assets	307	298

Total current assets	542,824	450,355

Property and equipment, net	113,869	111,257
Other long-term assets	3,424	3,261
Deferred tax assets	1,206	1,206

Total assets	$661,323	$566,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,481	$21,922
Customer deposits	6,505	6,495
Accrued expenses	25,380	23,668
Short-term borrowings	372,000	294,000

Total current liabilities	408,366	346,085

Other long-term liabilities	4,374	2,522

Total liabilities	412,740	348,607

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2008 and March 31, 2009	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 19,215,387 and 19,303,004 shares issued and 18,424,487 and 18,512,104 shares outstanding at September 30, 2008 and March 31, 2009, respectively	19	19
Additional paid-in capital	178,830	182,328
Retained earnings	85,544	50,935
Treasury stock, at cost, 790,900 shares held at September 30, 2008 and March 31, 2009	(15,810)	(15,810)

Total stockholders’ equity	248,583	217,472

Total liabilities and stockholders’ equity	$661,323	$566,079

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Net loss	$(3,509)	(20,269)	$(9,928)	$(34,609)

Other comprehensive loss:
Change in fair market value of derivative instruments, net of tax benefit of $105 for the three months ended March 31, 2008 and $137 for the six months ended March 31, 2008	(167)	—	(219)	—

Comprehensive loss	$(3,676)	$(20,269)	$(10,147)	$(34,609)

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2008	18,424,487	$19	$178,830	$85,544	$(15,810)	$248,583

Net loss	—	—	—	(34,609)	—	(34,609)
Shares issued under employee stock purchase plan	67,172	—	411	—	—	411
Net shares issued upon the vesting of equity awards	20,445	—	10	—	—	10
Stock-based compensation	—	—	3,077	—	—	3,077

BALANCE, March 31, 2009	18,512,104	$19	$182,328	$50,935	$(15,810)	$217,472

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,928)	$(34,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,604	4,289
Deferred income tax provision	(1,023)	9
Gain on sale of property and equipment	(22)	(45)
Cumulative effect of adoption of FIN 48	(554)	—
Stock-based compensation expense	3,880	3,077
Tax benefits from equity awards	220	—
Excess tax benefits from stock-based compensation	(177)	—
(Increase) decrease in —
Accounts receivable, net	(3,004)	7,447
Inventories, net	(75,851)	69,513
Prepaid expenses and other assets	3,038	237
(Decrease) increase in —
Accounts payable	(3,616)	17,441
Customer deposits	(15,023)	(10)
Accrued expenses and other liabilities	4,581	(3,564)

Net cash provided by (used in) operating activities	(92,875)	63,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,066)	(1,578)
Proceeds from sale of property and equipment	22	90

Net cash used in investing activities	(5,044)	(1,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	93,000	(78,000)
Repayments of long-term debt	(2,189)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,707	421
Purchase of treasury stock	(1,035)	—
Excess tax benefits from stock-based compensation	177	—

Net cash provided by (used in) financing activities	91,660	(77,579)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,259)	(15,282)
CASH AND CASH EQUIVALENTS, beginning of period	30,375	30,624

CASH AND CASH EQUIVALENTS, end of period	$24,116	$14,982

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$11,683	$7,752
Income taxes	$2,093	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2009, we operated through 74 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 49% of our revenue for fiscal 2008. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 10% of all Brunswick marine sales, including approximately 40% of its Sea Ray boat sales, for fiscal 2008.
     We have dealer agreements with Sea Ray, Boston Whaler, Cabo, Hatteras, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have a dealer agreement with Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
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
     As is typical in the industry, we deal with manufacturers, other than Sea Ray, Hatteras, Cabo, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

     In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, or results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.
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
2. BASIS OF PRESENTATION:
     These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Accordingly, these unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. The operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected in future periods.
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

3. NEW ACCOUNTING PRONOUNCEMENTS:
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R will require among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. SFAS 141R is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations, and cash flows should we enter into a material business combination after the standards effective date.
4. INVENTORIES
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. During the six months ended March 31, 2009, we incurred losses and increased our inventory reserves for expected losses associated with market declines in brands we no longer carry by approximately $4.9 million. As of March 31, 2009, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
5. GOODWILL AND OTHER INTANGIBLE ASSETS:
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
     During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation, driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that all indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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

     We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At March 31, 2009, no such instruments were outstanding.
7. INCOME TAXES:
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
     Substantially all of our goodwill and intangibles were deductible for tax purposes. During the fiscal year ended September 30, 2008, we wrote-off all of our goodwill and indefinite lived intangible assets. The write-off and our operating losses, combined with other timing differences, gave rise to a net operating loss, which resulted in a net deferred tax asset of approximately $41.3 million. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. Accordingly, recording of the valuation allowance resulted in a non-cash charge of approximately $39.2 million.
8. SHORT-TERM BORROWINGS:
     During December 2008, we entered into an amendment of our second amended and restated credit and security agreement, originally entered into in June 2006. The amendment modified the amount of borrowing availability, financial covenants, inventory advance rates, and the collateral that secures the borrowings. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility up to $500 million and enables us to obtain advances of up to $20 million against certain of our owned real estate. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaced the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a fiscal year-to-date earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval. As of March 31, 2009, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $48 million.
     The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2009, we had no long-term debt. However, we rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. Our EBITDA covenant requires that our fiscal year-to-date EBITDA loss not exceed $20 million as of March 31, 2009, $15 million as of June 30, 2009, and $10 million as of September 30, 2009. The aging of our inventory limits our borrowing capacity as defined provisions reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize the credit agreement to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
     Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2008 and continuing in fiscal 2009, adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.
     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer and generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lenders depending on the arrangements the manufacturer has established. We classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.
9. STOCK-BASED COMPENSATION:
     Upon adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R), we used the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan (ESPP). We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
     During the six months ended March 31, 2008 and 2009, we recognized stock-based compensation expense of approximately $3.9 million and $3.1 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. A tax benefit realized for tax deductions from option exercises for the six months ended March 31, 2008 was approximately $220,000. There was no tax benefit realized for the six months ended March 31, 2009.
     Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2008, was approximately $1.7 million. There was no cash received from option exercises during the six months ended March 31, 2009. We currently expect to satisfy share-based awards with registered shares available to be issued.
10. THE INCENTIVE STOCK PLANS:
     During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or shares that are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2008 through March 31, 2009:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life

Balance at September 30, 2008	1,215,006	1,740,128	$—	$18.41	5.1
Options authorized
Options granted	(1,185,700)	1,185,700		$2.96
Options cancelled/forfeited/expired	650,986	(650,986)		$15.03
Restricted stock awards forfeited	81,390	—		—
Options exercised	—	—		—

Balance at March 31, 2009	761,682	2,274,842	$—	$11.33	7.3

Exercisable at March 31, 2009	—	856,149	$—	$14.86	4.9

     The weighted-average grant date fair value of options granted during the six months ended March 31, 2008 and 2009 was $7.27 and $1.73, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2008 was approximately $533,000. There were no options exercised during the six months ended March 31, 2009.
     As of March 31, 2008 and 2009, there was approximately $2.7 million and $2.4 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.9 years and 2.8 years, respectively. The total fair value of options vested during the six months ended March 31, 2008 was approximately $1.3 million. There was no fair value associated with options that vested during the six months ended March 31, 2009 since the grant price was in excess of the market price.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	1.6%	3.3%	2.2%
Volatility	44.4%	71.3%	43.9%	63.5%
Expected life	7.5 years	5 years	7.5 years	6 years
11. EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	1.3%	2.9%	1.3%
Volatility	56.3%	178.6%	56.3%	178.6%
Expected life	six-months	six-months	six-months	six-months
12. RESTRICTED STOCK AWARDS:
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
     The following table summarizes restricted stock award activity from September 30, 2008 through March 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested balance at September 30, 2008	830,000	$23.25
Changes during the period
Awards granted	—
Awards vested	(221,012)	24.21
Awards forfeited	(81,390)	22.90

Non-vested balance at March 31, 2009	527,598	$22.90

     As of March 31, 2009, we had approximately $4.7 million of total unrecognized compensation cost related to restricted stock awards granted under the plan. We expect to recognize that cost over a weighted-average period of 2.7 years.

13. NET LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009
Weighted average common shares outstanding used in calculating basic loss per share	18,363,692	18,512,104	18,364,187	18,465,325

Effect of dilutive options	—	—	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	18,363,692	18,512,104	18,364,187	18,465,325

     Options to purchase 2,027,785 and 2,274,842 shares of common stock were outstanding at March 31, 2008 and 2009, respectively, but as a result of our net loss, were not included in the computation of diluted loss per share because their effect would be anti-dilutive. Additionally, the options were not included in the computation of loss per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
14. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at March 31, 2009. While it is not feasible to determine the actual outcome of these actions as of March 31, 2009, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the success of the steps we have taken to preserve and grow market share and yield an increase in future revenue, the possibility that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and enable us to emerge from the challenging retail environment with greater earnings potential, our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Business-Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
General
     We are the largest recreational boat retailer in the United States with fiscal 2008 revenue in excess of $880 million. Through 74 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.
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
     In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.
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
     Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry and deliver market share gains. Our ability to deliver an increase in market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to preserve and grow market share will yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.
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
Revenue Recognition
     We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident, disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms, as evidenced by contract execution or recognition of the related boat sale.
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of March 31, 2009. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. During the six months ended March 31, 2009, we incurred losses and increased our inventory reserves for expected losses associated with market declines in brands we no longer carry by approximately $4.9 million. As of March 31, 2009, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
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
     During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by SFAS 142, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by SFAS 142. We determined that all indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. As of March 31, 2009, we had not recognized any impairment of long-lived assets in connection with SFAS 144 based on our reviews.
     We are party to a joint venture in Gulfport Marina, LLC (Gulfport) that operates a marina and service operation. During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which has adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with APB 18 and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
Stock-Based Compensation
     Upon adoption of SFAS 123R, we used the Black-Scholes valuation model for valuing all stock-based compensation and shares issued under the ESPP. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
Consolidated Results of Operations
     The following discussion compares the three and six months ended March 31, 2009 with the three and six months ended March 31, 2008 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     Revenue. Revenue decreased $103.7 million, or 44.4%, to $129.6 million for the three months ended March 31, 2009 from $233.3 million for the three months ended March 31, 2008. Of this decrease, $88.5 million was attributable to a 41% decline in comparable-store sales and approximately $15 million, net, was attributable to stores closed that are not eligible for inclusion in the comparable-store base for the three months ended March 31, 2009. The decline in our comparable-store sales was due to the widely reported soft economic conditions and difficult retail financing environment, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $34.8 million, or 63.8%, to $19.7 million for the three months ended March 31, 2009 from $54.5 million for the three months ended March 31, 2008. Gross profit as a percentage of revenue decreased to 15.2% for the three months ended March 31, 2009 from 23.4% for the three months ended March 31, 2008. The decrease in gross profit as a percentage of revenue was the result of increased margin pressure in the current soft economic environment. During the three months ended March 31, 2009 we incurred losses and increased our inventory reserves by approximately $4.1 million for actual and expected losses associated with market value declines in brands we no longer carry. Additionally, gross profit was negatively impacted by the difficult retail financing environment, which has resulted in a reduction in the percentage of units financed and accordingly, finance income.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $19.8 million, or 35.3%, to $36.4 million for the three months ended March 31, 2009 from $56.2 million for the three months ended March 31, 2008. The decrease in selling, general, and administrative expenses was primarily attributable to cost-cutting initiatives, including reductions in workforce, reduced personnel costs, and reductions in the level of our marketing expenditures. Additionally, we incurred approximately $900,000 in store closing costs, as we adjust the number of store locations we maintain given the current economic environment.
     Interest Expense. Interest expense decreased $2.2 million, or 36.6%, to $3.8 million for the three months ended March 31, 2009 from $6.0 million for the three months ended March 31, 2008. The decrease in interest expense was primarily the result of a more favorable interest rate environment and reduced average borrowings on our line of credit. Interest expense as a percentage of revenue increased to 2.9% for the three months ended March 31, 2009 from 2.6% for the three months ended March 31, 2008, due to the significant drop in revenue.
     Income Tax Benefit. Income tax benefit decreased $4.0 million to $151,000 for the three months ended March 31, 2009 from $4.2 million for the three months ended March 31, 2008. Our effective income tax rate decreased significantly to approximately 1% for the three months ended March 31, 2009 from 54.3% for the three months ended March 31, 2008 based on significantly lower 2009 earnings and the limitation on our net operating loss carry back which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.
Six Months Ended March 31, 2009 Compared with Six Months Ended March 31, 2008
     Revenue. Revenue decreased $218.7 million, or 48.8%, to $229.8 million for the six months ended March 31, 2009 from $448.5 million for the six months ended March 31, 2008. Of this decrease, $196.9 million was attributable to a decline in comparable-store sales and approximately $22 million was attributable to stores closed that were not eligible for inclusion in the comparable-store base for the six months ended March 31, 2009. The decline in our comparable-store sales was due to softer economic conditions and difficult retail financing environment, which have adversely impacted our retail sales. While revenue generated from service, parts, and accessories declined during the six months ended March 31, 2009, they have done so at a lower rate than boat sales.
     Gross Profit. Gross profit decreased $59.2 million, or 57.7%, to $43.4 million for the six months ended March 31, 2009 from $102.6 million for the six months ended March 31, 2008. Gross profit as a percentage of revenue decreased to 18.9% for the six months ended March 31, 2009 from 22.9% for the six months ended March 31, 2008. The decrease in gross profit as a percentage of revenue was a result increased margin pressure given the current soft economic environment. The decrease in gross profit as a percentage of revenue was partially offset by the shift in product mix of boat sales to our higher margin service, parts and accessories business. Additionally, during the six months ended March 31, 2009, we incurred losses and increased our inventory reserves for expected losses associated with market declines in brands we no longer carry by approximately $4.9 million.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $34.2 million, or 31.2%, to $75.2 million for the six months ended March 31, 2009 from $109.4 million for the six months ended March 31, 2008. Selling, general, and administrative expenses as a percentage of revenue increased approximately 830 basis points to 32.7% for the six months ended March 31, 2009 from 24.4% for the six months ended March 31, 2008. The increase in selling, general, and administrative expenses as a percentage of revenue was due to the lack of leverage caused by the decline in comparable-store sales for the six months ending March 31, 2009. During the six months ended March 31, 2009, selling, general, and administrative expenses included approximately $1.3 million in store closing costs, as we reduce the number of store locations to the current economic environment.
     Interest Expense. Interest expense decreased $4.0 million, or 33.8%, to $7.8 million for the six months ended March 31, 2009 from $11.8 million for the six months ended March 31, 2008. The decrease in interest expense was primarily the result of the more favorable interest rate environment and reduced average borrowings on our line of credit. Interest expense as a percentage of revenue increased to 3.4% for the six months ended March 31, 2009 from 2.6% for the six months ended March 31, 2008, because of the significant drop in revenue.
     Income Tax Benefit. Income tax benefit decreased $3.7 million to $5.0 million for the six months ended March 31, 2009 from $8.7 million for the six months ended March 31, 2008. Our effective income tax rate decreased to approximately 12.7% for the six months ended March 31, 2009 from approximately 46.7% for the six months ended March 31, 2008, primarily due to the limitation on our net operating loss carry back which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At March 31, 2009, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
     For the six months ended March 31, 2009, cash provided in operating activities approximated $63.8 million. For the six months ended March 31, 2008, cash used in operating activities approximated $92.9 million. For the six months ended March 31, 2009, cash provided in operating activities was primarily due to a decrease in inventory levels and an increase in accounts payable. This was partially offset by the net loss for the period. For the six months ended March 31, 2008, cash used in operating activities was primarily used to increase inventories to ensure appropriate inventory levels, decrease accounts payable to tax authorities, and a decrease customer deposits.
     For the six months ended March 31, 2009 and 2008, cash used in investing activities approximated $1.5 million and $5.0 million, respectively, and was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.
     For the six months ended March 31, 2009, cash used by financing activities approximated $77.6 million and was primarily attributable to net repayments of short-term borrowings as a result of decreased inventory levels. For the six months ended March 31, 2008, cash provided by financing activities approximated $91.7 million and was primarily attributable to net borrowings of short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under the ESPP, partially offset by repayments of long-term debt.
     During December 2008, we entered into an amendment of our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modified the amount of borrowing availability, financial covenants, inventory advance rates, and the collateral that secures the borrowings. With the amendment, the credit facility provides us a line of credit with asset-based borrowing availability of up to $425 million, stepping down to $350 million by September 30, 2009 and $300 million by May 31, 2010. However, the amendment also contains a provision that allows us to obtain commitments from existing or additional lenders, thereby increasing the capacity of the credit facility, up to $500 million, and enables us to obtain advances of up to $20 million against certain of our owned real estate. Amounts under the credit facility may be used for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility also permits approved-vendor floorplan borrowings of up to $20 million. The amendment replaces the fixed charge coverage ratio with an interest coverage ratio for years ending on or after September 30, 2010; it includes a fiscal year-to-date earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in the agreement), covenant for each quarter; it modifies the current ratio requirements; it reduces the amount of allowable capital expenditures; it requires approval for any stock repurchases; and it requires approval for acquisitions. The amended credit facility provides for interest at the London Interbank Offered Rate (LIBOR) plus 425 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, pursuant to a performance pricing grid based upon our interest coverage ratio, as defined. Borrowings under the credit facility are secured by our inventory, accounts receivable, equipment, furniture, fixtures, and real estate. The amended credit facility matures in May 2011, with two one-year renewal options, subject to lender approval. As of March 31, 2009, we were in compliance with all of the credit facility covenants.

     The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2009, we had no long-term debt. However, we rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. Our EBITDA covenant requires that our fiscal year-to-date EBITDA loss not exceed $20 million as of March 31, 2009, $15 million as of June 30, 2009, and $10 million as of September 30, 2009. The aging of our inventory limits our borrowing capacity as defined provisions reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize the credit agreement to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
     As of March 31, 2009, our indebtedness totaled approximately $294 million associated with financing our inventory and working capital needs. At March 31, 2008 and 2009, the interest rate on the outstanding short-term borrowings was 4.6% and 4.7%, respectively. At March 31, 2009, our additional available borrowings under our credit facility were approximately $48 million.
     We issued a total of 87,617 shares of our common stock in conjunction with our Incentive Stock Plans and ESPP during the six months ended March 31, 2009 in exchange for approximately $470,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
Impact of Seasonality and Weather on Operations
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. Historically, the onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2009, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.9 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2009 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
     During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
     Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders was held on February 17, 2009. The following nominees were elected to our Board of Directors to serve as a Class II directors for a three-year term expiring in 2012, or until a respective successor has been elected and qualified:

Nominee	Votes in Favor	Withheld
William H. McGill, Jr.	16,892,228	4,795
John B. Furman	15,523,373	5,847
Robert S. Kant	15,357,082	53,091
The following directors’ terms of office continued after the 2009 Annual Meeting of Stockholders:

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

MARINEMAX, INC.
May 11, 2009	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)