Form 10-Q
period 2009-06-30
MARINEMAX INC
filed 2009-08-06
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐
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
Yes ☐            No ☑
The number of outstanding shares of the registrant’s Common Stock on July 31, 2009 was 18,679,715.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenue	$271,277	$151,514	$719,814	$381,346
Cost of sales	209,432	118,898	555,302	305,313

Gross profit	61,845	32,616	164,512	76,033

Selling, general, and administrative expenses	51,623	38,975	161,053	114,197
Goodwill and intangible asset impairment	122,091	—	122,091	—

Loss from operations	(111,869)	(6,359)	(118,632)	(38,164)

Interest expense	4,765	3,380	16,623	11,216

Loss before income tax benefit	(116,634)	(9,739)	(135,255)	(49,380)

Income tax benefit	(3,377)	(559)	(12,067)	(5,591)

Net loss	$(113,257)	$(9,180)	$(123,188)	$(43,789)

Basic and diluted net loss per common share	$(6.15)	$(0.49)	$(6.70)	$(2.37)

Weighted average number of common and common equivalent shares used in computing net loss per common share:

Basic and Diluted	18,415,790	18,575,332	18,381,325	18,502,933

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2008	2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,264	$13,825
Accounts receivable, net	35,675	34,065
Inventories, net	468,629	339,849
Prepaid expenses and other current assets	7,949	10,065
Deferred tax assets	307	298

Total current assets	542,824	398,102

Property and equipment, net	113,869	109,527
Other long-term assets	3,424	3,257
Deferred tax assets	1,206	1,206

Total assets	$661,323	$512,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,481	$16,752
Customer deposits	6,505	6,065
Accrued expenses	25,380	24,693
Short-term borrowings	372,000	250,000

Total current liabilities	408,366	297,510

Other long-term liabilities	4,374	4,821

Total liabilities	412,740	302,331

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2008 and June 30, 2009	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 19,215,387 and 19,451,927 shares issued and 18,424,487 and 18,661,027 shares outstanding at September 30, 2008 and June 30, 2009, respectively	19	19
Additional paid-in capital	178,830	183,797
Retained earnings	85,544	41,755
Treasury stock, at cost, 790,900 shares held at September 30, 2008 and June 30, 2009	(15,810)	(15,810)

Total stockholders’ equity	248,583	209,761

Total liabilities and stockholders’ equity	$661,323	$512,092

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net loss	$(113,257)	$(9,180)	$(123,188)	$(43,789)

Other comprehensive loss:
Change in fair market value of derivative instruments, net of tax of $120, for the three months ended June 30, 2008 and net of tax benefit of $28 for the nine months ended June 30, 2008	191	—	(28)	—

Comprehensive loss	$(113,066)	$(9,180)	$(123,216)	$(43,789)

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2008	18,424,487	$19	$178,830	$85,544	$(15,810)	$248,583

Net loss	—	—	—	(43,789)	—	(43,789)
Shares issued under employee stock purchase plan	198,298	—	630	—	—	630
Net shares issued upon the vesting of equity awards	35,144	—	38	—	—	38
Shares issued upon exercise of stock options	3,098	—	10	—	—	10
Stock-based compensation	—	—	4,289	—	—	4,289

BALANCE, June 30, 2009	18,661,027	$19	$183,797	$41,755	$(15,810)	$209,761

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,188)	$(43,789)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,339	7,072
Deferred income taxes	(6,322)	9
Goodwill and intangible asset impairment	122,091	—
Gain on sale of property and equipment	(46)	(89)
Loss on extinguishment and modification of debt	160	389
Cumulative effect of adoption of FIN 48	(554)	—
Stock-based compensation expense	6,027	4,289
Tax benefits of options exercised	220	—
Excess tax benefits from stock-based compensation	(177)	—
(Increase) decrease in —
Accounts receivable, net	7,934	1,610
Inventories, net	(37,263)	128,780
Prepaid expenses and other assets	1,267	(833)
(Decrease) increase in —
Accounts payable	(4,546)	12,271
Customer deposits	(24,426)	(440)
Accrued expenses	1,312	(240)

Net cash (used in) provided by operating activities	(50,172)	109,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,163)	(1,926)
Proceeds from sale of property and equipment	46	134

Net cash used in investing activities	(7,117)	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	78,000	(122,000)
Debt modification costs	—	(2,354)
Net proceeds from issuance of common stock under incentive compensation and employee stock purchase plans	2,205	678
Repayments of long-term debt	(30,833)	—
Purchase of treasury stock	(1,035)	—
Excess tax benefits from stock-based compensation	177	—

Net cash provided by (used in) financing activities	48,514	(123,676)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,775)	(16,439)
CASH AND CASH EQUIVALENTS, beginning of period	30,375	30,264

CASH AND CASH EQUIVALENTS, end of period	$21,600	$13,825

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$16,488	$11,313
Income taxes	$6,806	$83
See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2009, we operated through 65 retail locations in 22 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, Nevada, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Tennessee, Texas, and Utah.
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
     We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
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
     Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008 and 2009. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Accordingly, these unaudited Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited consolidated financial statements. As of June 30, 2009, financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at June 30, 2009 approximate fair value due either to length of maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected in future periods.
     The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying unaudited consolidated financial statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates. We have evaluated subsequent events for recognition or disclosure through August 6, 2009, which is the date we filed this Form 10-Q with the Securities and Exchange Commission.
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
     In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported unaudited consolidated financial statements to conform to the unaudited consolidated financial statement presentation of the current period. The unaudited consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3. NEW ACCOUNTING PRONOUNCEMENTS:
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009; therefore, it became effective for our company during its third quarter of 2009. The adoption of SFAS 165 did not have a material effect on our company’s consolidated financial statements.
     In April 2009, the Financial Accounting Standards Board issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009; therefore, it became effective for us during our third quarter of 2009 and will be applied prospectively.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R will require among other things, the expensing of direct transaction costs, capitalizing in-process research and development, recognizing certain contingent assets and liabilities at fair value, and requiring certain earn-out arrangements to be measured at fair value. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. SFAS 141R is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations, and cash flows should we enter into a material business combination after the effective date of SFAS 141R.
4. INVENTORIES
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. During the nine months ended June 30, 2009, we incurred losses and increased our inventory reserves for expected losses associated with market declines in brands we no longer carry by approximately $5.9 million. As of June 30, 2009, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
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
6. IMPAIRMENT OF LONG-LIVED ASSETS
     Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. As of June 30, 2009, we had not recognized any impairment of long-lived assets in connection with SFAS 144 based on our reviews.
     We are party to a joint venture in Gulfport Marina, LLC (Gulfport) that operates a marina and service operation. During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which have adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:
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
     We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At June 30, 2009, no such instruments were outstanding.
8. INCOME TAXES:
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

     Substantially all of our goodwill and intangibles are amortizable for tax purposes. During the fiscal year ended September 30, 2008, we wrote-off all of our goodwill and indefinite lived intangible assets. The write-off, combined with other timing differences, resulted in a net deferred tax asset. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. During the three and nine months ended June 30, 2009 and June 30, 2008, our tax benefit resulting from operating losses was limited by our ability to carry back the losses we generated. As of June 30, 2009, the net deferred tax asset was $51.2 million, which was substantially offset by a valuation allowance of $49.7 million.
9. SHORT-TERM BORROWINGS:
     During June 2009, we entered into an amendment to our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modifies the amount of borrowing availability, financial covenants, and reporting requirements of the prior facility. The amended facility provides a line of credit with asset-based borrowing availability up to $300 million, stepping down to $250 million by September 30, 2009 and $175 million by September 30, 2010, with interim decreases between such dates. In order to facilitate the reduction of inventory, the amendment enables us to incur cumulative negative earnings before interest, taxes, depreciation, and amortization (EBITDA) for fiscal 2009 of up to $25 million as of March 31, 2009, $32 million as of June 30, 2009, and $40 million as of September 30, 2009. The amendment also increases the allowable cumulative negative EBITDA for fiscal 2010 to $12 million as of December 31, 2009 and March 31, 2010 and $5 million as of June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 2010. The amendment further requires that we maintain a leverage ratio of not more than 2.75 to 1. The amendment provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. With the execution of the amendment, we agreed to pay the lenders a $1.25 million amendment fee. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of June 30, 2009, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $45 million.
     The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2009, we had no long-term debt. We rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facility reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize the credit agreement to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
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
10. STOCK-BASED COMPENSATION:
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
     During the nine months ended June 30, 2008 and 2009, we recognized stock-based compensation expense of approximately $6.0 million and $4.3 million, respectively, in selling, general, and administrative expenses on the consolidated statements of operations. A tax benefit realized for tax deductions from option exercises for the nine months ended June 30, 2008 was approximately $220,000. There was no tax benefit realized for the nine months ended June 30, 2009.
     Cash received from grants under all share-based compensation arrangements was approximately $2.2 million and $678,000 for the nine months ended June 30, 2008 and June 30, 2009, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
11. THE INCENTIVE STOCK PLANS:
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

     The following table summarizes option activity from September 30, 2008 through June 30, 2009:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life

Balance at September 30, 2008	1,215,006	1,740,128	$—	$18.41	5.1
Options authorized
Options granted	(1,190,700)	1,190,700		$2.96
Options cancelled/forfeited/expired	823,308	(823,308)		$16.01
Restricted stock award activity	85,354	—
Options exercised	(3,098)	(3,098)		$2.84

Balance at June 30, 2009	929,870	2,104,422	$—	$10.64	7.1

Exercisable at June 30, 2009	—	933,169	$—	$14.08	5.1

     The weighted-average grant date fair value of options granted during the nine months ended June 30, 2008 and 2009 was $7.25 and $1.74, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2009 was approximately $536,000 and $3,900, respectively. There were 3,098 options exercised during the nine months ended June 30, 2009.
     As of June 30, 2008 and 2009, there was approximately $2.6 million and $1.6 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.7 years and 2.3 years, respectively. The total fair value of options vested during the nine months ended June 30, 2008 was approximately $2.1 million. There was no fair value associated with options that vested during the nine months ended June 30, 2009 since the grant price was in excess of the market price.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	2.9%	3.4%	2.2%
Volatility	44.8%	82.8%	44.2%	63.6%
Expected life	7.5 years	5.0 years	7.5 years	6.0 years
12. EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):
     During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (2008 Plan). The 2008 Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The 2008 Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	0.4%	2.7%	0.5%
Volatility	56.3%	149.7%	56.3%	169.1%
Expected life	six-months	six-months	six-months	six-months
13. RESTRICTED STOCK AWARDS:
     During fiscal 2008 and 2009, we granted non-vested (restricted) stock awards or restricted stock units (collectively restricted stock awards) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. The awards granted in fiscal 2009 require certain levels of performance by us before they are earned. Such performance metrics must be achieved by September 2011, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.
     We accounted for the restricted stock awards granted during fiscal 2008 and 2009 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2008 through June 30, 2009:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested balance at September 30, 2008	830,000	$23.25
Changes during the period
Awards granted	10,000	$3.64
Awards vested	(1,250)	$15.59
Awards forfeited	(94,104)	$22.60

Non-vested balance at June 30, 2009	744,646	$23.08

     As of June 30, 2009, we had approximately $3.9 million of total unrecognized compensation cost related to restricted stock awards granted under the plan. We expect to recognize that cost over a weighted-average period of 1.6 years.
14. NET LOSS PER SHARE:
     For the three and nine months ended June 30, 2009, all options outstanding have been excluded from the computation of diluted loss per share because their effect would be anti-dilutive as a result of our net loss. For the three and nine months ended June 30, 2009, options to purchase 1,317,500 and 1,982,300 shares of common stock, respectively, were excluded from the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of our common stock and therefore, their effect would be anti-dilutive. Accordingly, there is no dilutive effect of shares used in the denominator for calculating basic and diluted loss per share.

15. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at June 30, 2009. While it is not feasible to determine the actual outcome of these actions as of June 30, 2009, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the success of the steps we have taken to preserve and grow market share and yield an increase in future revenue, the possibility that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and enable us to emerge from the challenging retail environment with greater earnings potential, our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
General
     We are the largest recreational boat retailer in the United States with fiscal 2008 revenue in excess of $880 million. Through 65 retail locations in 22 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.
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
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2009. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on the first-in, first-out basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. During the nine months ended June 30, 2009, we incurred losses and increased our inventory reserves for expected losses associated with market declines in brands we no longer carry by approximately $5.9 million. As of June 30, 2009, our lower of cost or market valuation allowance was not material to the consolidated financial statements taken as a whole. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
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
Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS 144 is permanent and may not be restored. As of June 30, 2009, we had not recognized any impairment of long-lived assets in connection with SFAS 144 based on our reviews.
     We are party to a joint venture in Gulfport Marina, LLC (Gulfport) that operates a marina and service operation. During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which has adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and recoverability of the assets contained within the joint venture. APB 18 requires that a loss in value of an investment which is other than a temporary decline should be recognized. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.
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
     Substantially all of our goodwill and intangibles are amortizable for tax purposes. During the year ended September 30, 2008, we wrote-off all of our goodwill and indefinite lived intangible assets. The write-off, combined with other timing differences, resulted in a net deferred tax asset. Pursuant to SFAS 109, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of SFAS 109, we determined that our net deferred tax asset needed to be reserved given recent earnings and industry trends. As of June 30, 2009, the net deferred tax asset was $51.2 million, which was substantially offset by a valuation allowance of $49.7 million.
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
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2009 with the three and nine months ended June 30, 2008 and should be read in conjunction with the Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     Revenue. Revenue declined $119.8 million, or 44.1%, to $151.5 million for the three months ended June 30, 2009 from $271.3 million for the three months ended June 30, 2008. Of this decrease, $94.6 million was attributable to a 39% decline in comparable-store sales, and $25.2 million was attributable to stores closed that are not eligible for inclusion in the comparable-store base. The decline in our comparable-store sales was due to softer economic conditions and tighter retail lending, which have adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $29.2 million, or 47.3%, to $32.6 million for the three months ended June 30, 2009 from $61.8 million for the three months ended June 30, 2008. Gross profit as a percentage of revenue decreased to 21.5% for the three months ended June 30, 2009 from 22.8% for the three months ended June 30, 2008. The decrease in gross profit as a percentage of revenue was due primarily to the softer economic environment, which has pressured retail prices. Additionally, during the three months ended June 30, 2009, we incurred losses and increased our reserves by approximately $1.0 million for actual and expected losses associated with brands we no longer carry.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses declined $12.7 million, or 24.5%, to $39.0 million for the three months ended June 30, 2009 from $51.6 million for the three months ended June 30, 2008. In comparing year-over-year selling, general, and administrative expenses, the three months ended June 30, 2009 included approximately $2.0 million of costs associated with store closings and approximately $400,000 in loan cost amortization related to our recent amendment to our line of credit. Additionally, the three months ended June 30, 2008 included gains recorded as an expense offset, including an approximate $1.5 million gain related to reductions to our benefit plans and approximately $1.0 million related to proceeds from business interruption insurance and the favorable settlement of certain interest rate swaps. Excluding these items, selling, general, and administrative expense declined by $17.6 million, or 32.5%. This decrease in selling, general, and administrative expenses was primarily attributable to decreases in personnel costs, resulting from reductions in team members, commissions, manager bonuses and benefits, in addition to reductions in marketing and most line items as a result of our cost reduction efforts.
     Interest Expense. Interest expense decreased $1.4 million, or 29.1%, to $3.4 million for the three months ended June 30, 2009 from $4.8 million for the three months ended June 30, 2008. Interest expense as a percentage of revenue increased to 2.2% for the three months ended June 30, 2009 from 1.8% for the three months ended June 30, 2008. The increase in interest expense as a percentage of revenue was primarily a result of the significant decline in revenue. The significant reductions we have made to the outstanding borrowings on our line of credit was the primary driver of the $1.4 million decline in interest expense.
     Income Tax (Benefit) Provision. Income tax benefit decreased $2.8 million, to a tax benefit of $559,000 for the three months ended June 30, 2009 from a tax benefit of $3.4 million for the three months ended June 30, 2008. The effective tax rate differed from our historical tax rate of 40% primarily due to the recording of a non-cash valuation allowance that offset the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge. In the three months ended June 30, 2009 and June 30, 2008, our tax benefit resulting from operating losses was limited by our ability to carry back the losses we generated.
Nine Months Ended June 30, 2009 Compared with Nine Months Ended June 30, 2008
     Revenue. Revenue decreased $338.5 million, or 47.0%, to $381.3 million for the nine months ended June 30, 2009 from $719.8 million for the nine months ended June 30, 2008. Of this decrease, $291.5 million was attributable to a 44% decline in comparable-store sales, and $47.0 million was attributable to stores closed that were not eligible for inclusion in the comparable-store base. The decline in our comparable-store sales was due to softer economic conditions and tighter retail lending, which adversely impacted our retail sales.
     Gross Profit. Gross profit decreased $88.5 million, or 53.8%, to $76.0 million for the nine months ended June 30, 2009 from $164.5 million for the nine months ended June 30, 2008. Gross profit as a percentage of revenue decreased to 19.9% for the nine months ended June 30, 2009 from 22.9% for the nine months ended June 30, 2008. The decrease in gross profit as a percentage of revenue was due to margin pressure arising from the current difficult retail environment and a mix shift to larger products, which historically carry lower gross margins. Additionally, during the nine months ended June 30, 2009, we incurred losses and increased reserves for expected losses associated with market declines in brands we no longer carry by approximately $5.9 million.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $46.9 million, or 29.1%, to $114.2 million for the nine months ended June 30, 2009 from $161.1 million for the nine months ended June 30, 2008. Selling, general, and administrative expenses as a percentage of revenue increased to 30.0% for the nine months ended June 30, 2009 from 22.4% for the nine months ended June 30, 2008. In comparing year-over-year selling, general, and administrative expenses, the nine months ended June 30, 2009 included approximately $3.4 million of costs associated with store closings and approximately $400,000 in loan cost amortization related to our recent amendment to our line of credit. Also, the nine months ended June 30, 2008 included gains recorded as an expense offset, including an approximate $1.5 million gain related to reductions to our benefit plans and approximately $1.0 million related to proceeds from business interruption insurance and the favorable settlement of certain interest rate swaps. Excluding these items, selling, general, and administrative expense declined by $53.2 million, or 32.5%. The overall decrease in selling, general, and administrative expenses was attributable to our cost-cutting efforts and store closures, which resulted in a reduction of personnel costs, including commissions, manager bonuses, reductions in marketing, and most other line items as a result of our cost-reduction efforts. The increase in selling, general, and administrative expenses as a percentage of revenue was due to the lack of leverage caused by the decline in comparable-store sales.
     Interest Expense. Interest expense decreased $5.4 million, or 32.5%, to $11.2 million for the nine months ended June 30, 2009 from $16.6 million for the nine months ended June 30, 2008. Interest expense as a percentage of revenue increased to 2.9% for the nine months ended June 30, 2009 from 2.3% for the nine months ended June 30,

2008. The increase in interest expense as a percentage of revenue was primarily a result of the significant decline in revenue despite the significant reductions we have made to the outstanding borrowings on our line of credit.
     Income Tax (Benefit) Provision. Income tax benefit decreased $6.5 million, to a tax benefit of $5.6 million for the nine months ended June 30, 2009 from a tax benefit of $12.1 million for the nine months ended June 30, 2008. The effective tax rate differed from our historical tax rate of 40% primarily due to the recording of a non-cash valuation allowance that offset the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge. In the nine months ended June 30, 2009 and June 30, 2008, our tax benefit resulting from operating losses was limited by our ability to carry back the losses we generated.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At June 30, 2009, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
     For the nine months ended June 30, 2009, cash provided by operating activities approximated $109.0 million. For the nine months ended June 30, 2009, cash provided in operating activities was primarily due to a decrease in inventory levels and an increase in accounts payable, partially offset by the net loss for the period. For the nine months ended June 30, 2008, cash used in operating activities approximated $50.2 million. For the nine months ended June 30, 2008, cash used in operating activities was primarily due to increased levels of inventories as a result of softer than expected retail sales, a decrease in taxes payable, and a decrease in customer deposits.
     For the nine months ended June 30, 2009 and 2008, cash used in investing activities approximated $1.8 million and $7.1 million, respectively, and was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.
     For the nine months ended June 30, 2009, cash used by financing activities approximated $123.7 million and was primarily attributable to net repayments of short-term borrowings as a result of decreased inventory levels. For the nine months ended June 30, 2008, cash provided by financing activities approximated $48.5 million and was primarily attributable to an increase in net short-term borrowings as a result of increased inventory levels and net proceeds from common shares issued upon the exercise of stock options and stock purchases under the Stock Purchase Plan, partially offset by repayments of long-term debt.
     During June 2009, we entered into an amendment to our second amended and restated credit and security agreement originally entered into in June 2006. The amendment modifies the amount of borrowing availability, financial covenants, and reporting requirements of the prior facility. The amended facility provides a line of credit with asset-based borrowing availability up to $300 million, stepping down to $250 million by September 30, 2009 and $175 million by September 30, 2010, with interim decreases between such dates. In order to facilitate the reduction of inventory, the amendment enables us to incur cumulative negative earnings before interest, taxes, depreciation, and amortization (EBITDA) for fiscal 2009 of up to $25 million as of March 31, 2009, $32 million as of June 30, 2009, and $40 million as of September 30, 2009. The amendment also increases the allowable cumulative negative EBITDA for fiscal 2010 to $12 million as of December 31, 2009 and March 31, 2010 and $5 million as of June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 2010. The amendment further requires that we maintain a leverage ratio of not more than 2.75 to 1. The amendment provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. With the execution of the amendment, we agreed to pay the Lenders a $1.25 million amendment fee. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of June 30, 2009, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $45 million.
     The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2009, we had no long-term debt. We rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facility reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize the credit agreement to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
     As of June 30, 2009, our indebtedness totaled approximately $250 million, all of which was associated with financing our inventory and working capital needs. At June 30, 2008 and 2009, the interest rate on the outstanding short-term borrowings was 4.0% and 4.6%, respectively.
     We issued a total of 236,540 shares of our common stock in conjunction with our 2007 Incentive Compensation Plan and 2008 ESPP during the nine months ended June 30, 2009 for approximately $678,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our ESPP is available to all our regular employees who have completed at least one year of continuous service.
     Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached unaudited consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2009, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2009 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
     Products purchased from Italian-based manufacturers are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the euro as compared with the U.S. dollar may impact the price points at which we can profitably sell Italian products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for Italian product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from Italian-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
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
Changes in Internal Controls
     During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not believe that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.21(d)	Fifth Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2009, among MarineMax, Inc. and its subsidiaries, as Borrowers, and KeyBank National Association; Bank of America, N.A.; GE Commercial Distribution Finance Corporation; Wachovia Bank, National Association; Wells Fargo Bank, N.A.; U.S. Bank National Association; Branch Banking & Trust Company; and Bank of the West, as Lenders. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
August 6, 2009	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)