Form 10-K
period 2009-09-30
MARINEMAX INC
filed 2009-12-14
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (17,208,443 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $33,728,548. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2009, there were outstanding 21,921,384 shares of registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2009

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 55 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 51% of our revenue in fiscal 2009. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 6% of all Brunswick marine sales, including approximately 31% of its Sea Ray boat sales, during our 2009 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 20 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2009 was approximately $133,000, an increase of approximately 5% from fiscal 2008, compared with the industry average calendar 2008 selling price of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $11.3 million in annual sales in fiscal 2009. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales decreased 28% in fiscal 2008 and 29% in fiscal 2009, but averaged an annual increase of approximately 11% for the preceding five years.

We adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

The U.S. recreational boating industry generated approximately $33.6 billion in retail sales in calendar 2008, including sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $24.8 billion of these sales in 2008 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, superior customer service, company-led events called Getaways!, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	offering additional products and services, including those involving higher profit margins;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	emphasizing employee training and development;

•	expanding our Internet retail operations and marketing;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing information technology throughout operations, which facilitates the interchange of information sharing and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 20 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Acquired dealers operate under the MarineMax name.

We continually attempt to enhance our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax Value Price sales approach, and emphasizing the highest level of customer service and customer satisfaction.

We also evaluate opportunities to expand our operations by acquiring recreational boat dealers to expand our geographic scope, expanding our product lines, opening new retail locations within our existing territories, and offering new products and services for our customers.

Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s leading retailer of recreational boats. The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.	March 1998	Northern California (closed 2009) and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.	December 1999	Utah (closed 2009)
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(1)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island

(1)	Joint Venture

Apart from acquisitions, we have opened 27 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 47 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information; conduct due diligence inquiries; and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth various current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1997	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft	2004	Minnesota
Boston Whaler	2005	Houston and Dallas, Texas
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona, and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida

As we add a brand, we believe we are offering a migration path for our existing customer base or filling a gap in our product offerings. As a result, we do not believe that new product offerings will compete with or cannibalize the business generated from our other prominent brands. We also discontinue offering product lines from time to time, primarily based upon customer preferences.

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

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market. Substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increases in fuel prices, lower credit availability, stock and bond market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and September 30, 2009, including significant losses.

We have taken a number of actions to address recent market and economic conditions, including deferring our acquisition program, slowing our new store openings, reducing our inventory purchases, engaging in inventory reduction efforts, closing a number of our retail locations, significantly reducing our headcount, and modifying our debt structure and credit agreement. We cannot predict the length or severity of the current recessionary environment or the magnitude of the effects it will have on our operating performance nor can we predict the effectiveness of the measures we have taken to address this environment.

Despite the foregoing, we are maintaining our core values of customer service and satisfaction and plan to continue to pursue strategies that will enable us to achieve long-term growth. We believe that we are well positioned for long-term success and growth when economic conditions improve. Upon a return to more normal economic conditions, we plan to resume expanding our business through acquisitions in new geographical territories, new store openings in existing territories, and adding new product lines. In addition, we plan to continue to expand other services, including conducting used boat sales; offering yacht and boat brokerage services; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; selling related marine products, including engines, trailers, parts, and accessories; providing maintenance and repair services at our retail locations and at stand-alone service facilities; and expanding our ability to provide slip and storage accommodations. Our expansion plans will depend upon the return of normal economic conditions.

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

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission, or SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on February 18, 2009.

BUSINESS

General

We are the largest recreational boat dealer in the United States. Through 55 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 51% of our revenue in fiscal 2009. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 6% of all Brunswick marine sales, including approximately 31% of its Sea Ray boat sales, during our 2009 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, South Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets, excluding California. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut and Atlantis mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $33.6 billion in retail sales in calendar 2008, including retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $24.8 billion of such sales in 2008. Annual retail recreational boating sales were $17.9 billion in the late 1980s, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, 2007, 2008, and 2009.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.  We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory. We have increased our used boat sales and yacht brokerage services through an increased emphasis on these activities, cooperative efforts among our dealerships, and the use of the Internet. We also plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.

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

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 27 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 47 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 because of depressed economic conditions.

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

Utilization of the Internet.  Our web initiatives span across multiple websites including our core site, www.MarineMax.com. The websites provide customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores with leads to potential customers for new and used boats, brokerage services, finance and insurance products, and repair and maintenance services. We also maintain multiple online storefronts for customers to purchase a wide variety of boating parts and accessories. In addition, we utilize various feeder websites and social networking websites to drive additional traffic and leads for our various product and service offerings.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Cabo Yachts, Hatteras Yachts, and Meridian Yachts. In fiscal 2009, we derived approximately 51% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 6% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2009, new boat sales accounted for 60.7% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2009 average new boat sales price of approximately $133,000, an increase of approximately 5% from fiscal 2008, compared with an estimated industry average calendar 2008 selling price of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Manufacturer Suggested
Product Line and Trade Name	Overall Length		Retail Price Range

Motor Yachts
Hatteras Motor Yachts	60’ to 100’	+	$3,000,000 to $10,000,000	+
Azimut	38’ to 116’	+	790,000 to 12,000,000	+
Convertibles
Hatteras Convertibles	54’ to 77’	+	2,300,000 to 7,000,000	+
Cabo	32’ to 52’		475,000 to 2,000,000	+
Pleasure Boats
Sea Ray	17’ to 60’		21,000 to 2,500,000
Meridian	34’ to 59’		300,000 to 1,600,000
Fishing Boats
Boston Whaler	11’ to 37’		8,000 to 400,000
Grady White	18’ to 36’		40,000 to 500,000

Motor Yachts.  Hatteras Yachts and Azimut are two of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Hatteras offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2009, used boat sales accounted for 22.5% of our revenue, and 74.7% of the used boats we sold were Brunswick models.

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

The sale of marine engines, related marine equipment, and boating accessories accounted for 5.0% of our fiscal 2009 revenue.

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

Maintenance, repair, and storage services accounted for 7.9% of our revenue during fiscal 2009. This includes warranty and non-warranty services.

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

We also are able to assist our customers with the opportunity to purchase credit life insurance, accident and disability insurance, and property and casualty insurance. Credit life insurance policies provide for repayment of the boat financing contract if the purchaser dies while the contract is outstanding. Accident and disability insurance policies provide for payment of the monthly contract obligation during any period in which the buyer is disabled. Property and casualty insurance covers loss or damage to the boat. We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers. We do, however, provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees. One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

During fiscal 2009, fee income generated from F&I products accounted for 2.7% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2009, brokerage services accounted for 1.2% of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 55 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Mission Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay (next to the Gulf of Mexico), Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, Table Rock Lake, and the Mississippi River in Missouri; Barnegat Bay, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; the Intracoastal Waterway in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Tennessee River in Tennessee; and Clear Lake, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

As a part of our sales and marketing efforts, we also participate in boat shows and in-the-water sales events at area boating locations, typically held in January and February and toward the end of the boating season, in each of our markets and in certain locations in close proximity to our markets. These shows and events are normally held at convention centers or marinas, with area dealers renting space. Boat shows and other offsite promotions are an important venue for generating sales orders. The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Grady White, and Tracker Marine. In fiscal 2009, sales of new Brunswick boats accounted for approximately 51% of our revenue. No other manufacturer accounted for more than 10% of our revenue in fiscal 2009. We believe our Sea Ray boat purchases represented approximately 31% of Sea Ray’s new boat sales and approximately 6% of all Brunswick marine product sales during fiscal 2009.

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

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition, Customer Payments and Incentives” (ASC 605-50), previously referred to as Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” ASC 605-50 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

We are party to a second amended and restated credit and security agreement, which has been amended on various occasions since its original execution in June 2006. As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $230 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, for the first nine months of fiscal 2010, which is $22 million as of December 31, 2009 and March 31, 2010 and $15 million as of June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense and 50% of the proceeds of our September 2009 stock offering or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. We paid the lenders approximately $2.4 million in amendment fees during fiscal 2009. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval.

At September 30, 2009, we owed an aggregate of $142 million under our revolving credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 5.2% as of September 30, 2009, and the facility provided us with an additional net borrowing availability of approximately $60 million. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2008.

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

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement extending through December 2015 that provides a process for the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Among other things, each dealer agreement requires the dealer to

•	devote its best efforts to promote, display, advertise, and sell Sea Ray products at each of its retail locations in accordance with the agreement and applicable laws;

•	display and utilize at each of its retail locations signs, graphics, and image elements with Sea Ray’s identification that positively reflect the Sea Ray image and promote the retail sale of Sea Ray products;

•	purchase and maintain at all times sufficient inventory of current Sea Ray products to meet the reasonable demand of customers at each of its locations and to meet Sea Ray’s applicable minimum inventory requirements;

•	maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray products promptly and professionally and to maintain parts and supplies to service Sea Ray products properly on a timely basis;

•	perform all necessary product rigging, installation, and inspection services prior to delivery to purchasers in accordance with Sea Ray’s standards and perform post-sale services of all Sea Ray products sold by the dealer and brought to the dealer for service;

•	provide or arrange for warranty and service work for Sea Ray products regardless of the selling dealer or condition of sale;

•	exercise reasonable efforts to address circumstances in which another dealer has made a sale to an original retail purchaser who permanently resides within the dealer’s territory where such sale is contrary to the selling dealer’s Sales and Service Agreement;

•	provide appropriate instructions to purchasers on how to obtain warranty and service work from the dealer;

•	furnish product purchasers with Sea Ray’s limited warranty on new products and with information and training as to the safe and proper operation and maintenance of the products;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	achieve sales performance in accordance with fair and reasonable standards and sales levels established by Sea Ray in consultation with the dealer based on factors such as population, sales potential, market share percentage of Sea Ray products sold in the territory compared with competitive products sold in the territory, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of Sea Ray products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information that are truthful and accurate;

•	conduct its business in a manner that preserves and enhances the reputation and goodwill of both Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand and display Sea Ray’s current product models;

•	maintain customer service ratings in compliance with Sea Ray’s criteria;

•	comply with those dealer’s obligations that may be imposed or established by Sea Ray applicable to all domestic Sea Ray dealers;

•	maintain a financial condition that is adequate to satisfy and perform its obligations under the agreement;

•	achieve within designated time periods or maintain motor dealer status (which is Sea Ray’s highest performance status) or other applicable certification requirements as established from time to time by Sea Ray applicable to all domestic Sea Ray dealers;

•	notify Sea Ray of the addition or deletion of any retail locations;

•	sell Sea Ray products only on the basis of Sea Ray’s published applicable limited warranty and make no other warranty or representations concerning the limited warranty, expressed or implied, either verbally or in writing;

•	provide timely warranty service on all Sea Ray products presented to the dealer by purchasers in accordance with Sea Ray’s then current warranty program applicable to all domestic Sea Ray dealers selling comparable Sea Ray products; and

•	provide Sea Ray with access to the dealer’s books and records and such other information as Sea Ray may reasonably request to verify the accuracy of the warranty claims submitted to Sea Ray by the dealer with regard to such warranty claims.

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

Employees

As of September 30, 2009, we had 1,245 employees, 1,195 of whom were in store-level operations and 50 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2009, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 20%, 25%, 30%, and 25%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	66	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	44	Executive Vice President, Chief Financial Officer, Secretary, and Director
Edward A. Russell	49	Executive Vice President of Operations and Sales
Kurt M. Frahn	41	Vice President of Finance and Treasurer
Jack P. Ezzell	39	Vice President, Chief Accounting Officer, and Controller
Jay J. Avelino	59	Vice President of Human Resources
Paulee C. Day	40	Vice President, General counsel and Assistant Secretary

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

Paulee C. Day has served as Vice President of our company since February 2009 and as General Counsel and Assistant Secretary since January 2003. Ms. Day, an active member of the Florida Bar, was employed by Maxxim Medical from May 1999 to November 2002, serving as Vice President, General Counsel, and Secretary. Prior to that time, Ms. Day was Corporate Attorney at Eckerd Corporation from June 1997 through May 1999 and a corporate attorney at the law firm Trenam, Kemker, Scharf, Barkin, Frye, O’Neill and Mullis, P.A. from January 1995 through June 1997. Ms. Day is a graduate of the Indiana University School of Law and a graduate of Vanderbilt University where she attained both her Bachelor’s and Masters in Business Administration.

Item 1A.	Risk Factors

General economic conditions and consumer spending patterns can negatively impact our operating results, and the severe recession that began in late 2007 has adversely affected the boating industry and our company.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 44%, 43%, and 45% of our revenue during fiscal 2007, 2008, and 2009, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008 and 2009. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009. Our earnings have decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge) and a net loss of $76.8 million in fiscal 2009. These substantially deteriorating economic and financial conditions have had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales and other liquidations of excess inventory.

These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, and reduce our headcount. While we believe the steps we have taken to date will enable us to emerge from the current economic environment as a stronger and more profitable company, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary. A continuation of depressed economic factors could have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2009, we had no long-term debt. We rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facility reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize the credit agreement to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.

Our current revolving credit facility, as amended, provides a line of credit with asset-based borrowing availability of up to approximately $230 million, stepping down to $175 million by September 30, 2010. We have pledged various of our assets, including boat inventories, accounts receivable, equipment, fixtures, and real estate, to secure borrowings under our credit facility. As of September 30, 2009, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $60 million.

Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2008 and fiscal 2009 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian boat lines and Azimut-Benetti Group’s Azimut and Atlantis products.

Approximately 51% of our revenue in fiscal 2009 resulted from sales of new boats manufactured by Brunswick, including approximately 37% from Brunswick’s Sea Ray division and approximately 14% from Brunswick’s other divisions. The remainder of our fiscal 2009 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

Each dealer agreement designates a specific geographical territory for the dealer, which is exclusive to the dealer so long as the dealer is not in breach of the material obligations and performance standards under the agreement and Sea Ray’s then current material policies and programs following notice and the expiration of any applicable cure periods without cure.

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

As a result of these growth strategies, we expect to expend significant time and effort in opening and acquiring new retail locations and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

During the three-year period ended September 30, 2009, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 20%, 25%, 30%, and 25%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

Weather conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and any future geographic expansion will reduce the overall impact on us of adverse weather conditions in any one market area, weather conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

In addition, hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as has been the case when Florida and other markets has been affected by hurricanes. While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms.

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

Due to various matters, including environmental concerns, permitting and zoning requirements, and competition for waterfront real estate, some markets in the United States have experienced an increased waiting list for marina and storage availability. In general, the markets in which we currently operate are not experiencing any unusual difficulties. However, marine retail activity could be adversely effected in markets that do not have sufficient marine and storage availability to satisfy demand.

We depend on income from financing, insurance, and extended service contracts.

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I, products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2009, F&I products accounted for 2.7% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Customer financing became more difficult to secure during fiscal 2008, which continued in fiscal 2009.

The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

We depend on key personnel.

Our success depends, in large part, upon the continuing efforts and abilities of our executive officers. Although we have employment agreements with certain of our executive officers, we cannot assure that these or other executive personnel will remain with us. Expanding our operations may require us to add additional executive personnel in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our dealerships. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

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

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration and the Environmental Protection Agency, or the EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have already achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

•	owners or operators of facilities at, from, or to which a release of hazardous substances has occurred;

•	parties that generated hazardous substances that were released at such facilities; and

•	parties that transported or arranged for the transportation of hazardous substances to such facilities.

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in our operating results;

•	the thin trading volume and relatively small public float of our common stock;

•	our ability to continue to secure adequate levels of financing;

•	variations in same-store sales;

•	general economic, political, and market conditions;

•	changes in earnings estimates published by analysts;

•	the level and success of our acquisition program and new store openings;

•	the success of dealership integration;

•	relationships with manufacturers;

•	seasonality and weather conditions;

•	governmental policies and regulations;

•	the performance of the recreational boat industry in general; and

•	factors relating to suppliers and competitors.

In addition, market demand for small-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance could result in significant fluctuations in the market price of our common stock.

The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect our acquisition program.

The issuance of additional capital stock in the future, including shares that we may issue pursuant to stock-based grants, including stock option grants, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock.

Our board of directors has the legal power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock. The issuance of additional common stock in the future, including shares that we may issue pursuant to stock-based grants, including stock option grants, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock. The issuance of additional capital stock in the future, including shares that we may issue pursuant to stock-based grants, including stock option grants, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock.

A substantial number of shares are eligible for future sale.

As of September 30, 2009, there were outstanding 21,705,759 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2009, we had issued options to purchase approximately 1,995,232 shares of common stock and 740,957 restricted stock awards under our incentive stock plan, and we issued 264,493 of the 500,000 shares of common stock reserved for issuance under our 2008 employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. If issued pursuant to an effective registration statement, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

We do not pay cash dividends.

We have never paid cash dividends on our common stock. Moreover, financial covenants under our credit facility restrict our ability to pay dividends.

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

Our certificate of incorporation and bylaws divide our board of directors into three classes of directors elected for staggered three-year terms. The certificate of incorporation also provides that the board of directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our stockholders. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. The certificate of incorporation also allows our board of directors to fix the number of directors and to fill vacancies on the board of directors.

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

Products purchased from Italy-based Azimut are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. As a result, fluctuations in the value of the euro compared with the U.S. dollar may impact the price points at which we can sell profitably Azimut products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Azimut product lines. The impact of these currency fluctuations could increase, particularly if our revenue from the Azimut products increase as a percentage of our total revenue. We also could incur losses from hedging transactions designed to reduce our risk to fluctuation in exchange rates. We cannot predict the effects of exchange rate fluctuations or currency rate hedges on our operating results. Therefore, in certain cases, we may, from time to time, enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Azimut. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida. We also lease 30 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 25 other retail locations we operate and one joint venture as noted below. Additionally, we own four retail locations that are currently closed and three retail locations that are closed and available for sale.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Gulf Shores	Third-party lease	1,112	Retail only; 7 wet slips	2008	Intracoastal Waterway
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego (Shelter Island)	Third-party lease	930	Retail and service; 20 wet slips	2005	Mission Bay
Colorado
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Florida
Cape Haze	Company owned	18,000	Retail; 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Destin	Third-party lease	2,200	Retail only; 24 wet slips	2005	Destin Harbor
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Key Largo	Third-party lease	8,900	Retail and service; 6 west slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh	Company owned	19,800	Retail and service	1958	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Missouri
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
New Jersey
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Affiliate lease	31,000	Retail, service and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
New Rochelle	Third-party lease	4,650	Retail and service	2008	Long Island Sound
North Carolina
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Port Clinton	Third-party lease	93,300	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Wakefield	Third-party lease	1,800	Retail only; 3 wet slips	2006	Narragansett Bay
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into with Brunswick to acquire marina and service facility.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2009, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low

2007
First quarter	$26.10	$20.01
Second quarter	$24.05	$18.80
Third quarter	$21.96	$14.30
Fourth quarter	$16.68	$13.50
2008
First quarter	$16.18	$10.38
Second quarter	$13.82	$6.99
Third quarter	$9.66	$4.92
Fourth quarter	$7.45	$1.25
2009
First quarter	$3.54	$1.19
Second quarter	$6.05	$2.13
Third quarter	$8.36	$3.08
Fourth quarter (through November 30, 2009)	$8.34	$6.55

On November 30, 2009, the closing sale price of our common stock was $7.00 per share. On November 30, 2009, there were approximately 100 record holders and approximately 5,000 beneficial owners of our common stock.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2008 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2004. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MarineMax, Inc., The Russell 2000 Index
And The NASDAQ Retail Trade Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

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

	Fiscal Year Ended September 30,
	2005(1)	2006	2007	2008	2009
	(Amounts in thousands except share, per share, and retail location data)

Statement of Operations Data:
Revenue	$947,347	$1,213,541	$1,255,985	$885,407	$588,585
Cost of sales	712,843	906,781	956,251	679,164	499,925

Gross profit	234,504	306,760	299,734	206,243	88,660
Selling, general, and administrative expenses	169,975	222,806	245,224	217,426	159,998
Goodwill and intangible asset impairment charge	—	—	—	122,091	—

Income (loss) from operations	64,529	83,954	54,510	(133,274)	(71,338)
Interest expense, net	9,291	18,616	26,955	20,164	14,064

Income (loss) before income tax provision (benefit)	55,238	65,338	27,555	(153,438)	(85,402)
Income tax provision (benefit)	21,412	25,956	7,486	(19,161)	(8,630)

Net income (loss)	$33,826	$39,382	$20,069	$(134,277)	$(76,772)

Net income (loss) per share:
Diluted	$1.88	$2.08	$1.04	$(7.30)	$(4.11)

Weighted average number of shares:
Diluted	18,032,533	18,928,735	19,289,231	18,391,488	18,685,423

Other Data (as of year-end):
Number of retail locations(2)	71	87	88	80	55
Sales per store(3)(5)	$16,386	$17,064	$15,246	$12,492	$11,285
Same-store sales growth(4)(5)	23%	7%	(1)%	(28)%	(29)%

	September 30,
	2005	2006	2007	2008	2009

Balance Sheet Data:
Working capital	$163,431	$153,465	$170,389	$134,458	$97,179
Total assets	539,490	801,563	825,878	661,323	393,644
Long-term debt (including current portion)(6)	30,085	37,186	30,833	—	—
Total stockholders’ equity	283,599	349,887	373,559	248,583	197,756

(1)	Amounts exclude the effects of stock-based compensation expense recognized under the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as the standard was adopted October 1, 2005.

(2)	Includes only those retail locations open at period end.

(3)	Includes only those stores open for the entire preceding 12-month period.

(4)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(5)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.

(6)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2009 revenue in excess of $588 million. Through our current 55 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and where available, offer slip and storage accommodations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008 and 2009.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 44%, 43%, and 45% of our revenue during fiscal 2007, 2008, and 2009, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008 and fiscal 2009. These conditions caused us to defer our acquisition program, slow our new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a significant number of our retail locations, and significantly reduce our headcount. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry, resulting in leading market share. Our ability to produce such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions will yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging environment with greater earnings potential.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2008 or 2009. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition, Customer Payments and Incentives” (ASC 605-50), previously referred to as Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” ASC 605-50 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2008 and 2009, our lower of cost or market valuation allowance was $5.1 million and $17.7 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in stock market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by ASC 350, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by ASC 350. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2009, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with ASC 323 and recoverability of the assets contained within the joint venture. ASC 323 requires the recognition of a loss in value of an investment, which is other than a temporary decline. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, also included in ASC 740. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 3 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007		2008		2009
	(Amounts in thousands)

Revenue	$1,255,985	100.0%	$885,407	100.0%	$588,585	100.0%
Cost of sales	956,251	76.1%	679,164	76.7%	499,925	84.9%

Gross profit	299,734	23.9%	206,243	23.3%	88,660	15.1%
Selling, general, and administrative expenses	245,224	19.6%	217,426	24.6%	159,998	27.2%
Goodwill and intangible asset impairment charge	—	0.0%	122,091	13.8%	—	0%

Income (loss) from operations	54,510	4.3%	(133,274)	(15.1)%	(71,338)	(12.1)%
Interest expense, net	26,955	2.1%	20,164	2.3%	14,064	2.4%

Income (loss) before income tax provision (benefit)	27,555	2.2%	(153,438)	(17.3)%	(85,402)	(14.5)%
Income tax provision (benefit)	7,486	0.6%	(19,161)	(2.2)%	(8,630)	(1.5)%

Net income (loss)	$20,069	1.6%	$(134,277)	(15.2)%	$(76,772)	(13.0)%

Fiscal Year Ended September 30, 2009 Compared with Fiscal Year Ended September 30, 2008

Revenue.  Revenue decreased $296.8 million, or 33.5%, to $588.6 million for the fiscal year ended September 30, 2009 from $885.4 million for the fiscal year ended September 30, 2008. Of this decrease, $234.4 million was attributable to a decline in comparable-store sales and $62.5 million was attributable to 26 stores closed in fiscal 2009 that are not eligible for inclusion in the comparable-store base for the 12 months ended September 30, 2009. The decline in our comparable-store sales was due to the widely reported weak economic conditions and tighter retail lending environment, which have adversely impacted our retail sales.

Gross Profit.  Gross profit decreased $117.5 million, or 57.0%, to $88.7 million for the fiscal year ended September 30, 2009 from $206.2 million for the fiscal year ended September 30, 2008. Gross profit as a percentage of revenue decreased to 15.1% for fiscal 2009 from 23.3% for fiscal 2008. The decrease in gross profit dollars reflected the combination of the significant reduction in revenue because of the soft economic environment and the decreases in gross profit percentage. The decrease in gross profit as a percentage of revenue was due to margin pressure arising from the difficult retail environment and the aggressive pricing strategy that we deployed to drive a significant reduction to our inventory levels. Additionally, during the fiscal 2009, we incurred losses and increased reserves for expected losses associated with market declines in brands we no longer carry by approximately $12.6 million. Lastly, we strategically decided to forego certain manufacturer purchase incentives and ordered substantially less boats in fiscal 2009 than in fiscal 2008.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $57.4 million, or 26.4%, to $160.0 million for the fiscal year ended September 30, 2009 from $217.4 million for the fiscal year ended September 30, 2008. Selling, general, and administrative expenses as a percentage of revenue increased to 27.2% for the year ended September 30, 2009 from 24.6% for the year ended September 30, 2008. The fiscal year ended September 30, 2009 included $6.2 million in charges associated with store closures. The fiscal year ended September 30, 2008 included $3.0 million in charges associated with store closures, partially offset by $1.0 million in gains recorded as an expense offset related to proceeds from business interruption insurance claims and the favorable settlement of certain interest rate swaps. Excluding these items would result in a comparable selling, general, and administrative expense reduction of $65.1 million, or 29.8%, and selling, general, and administrative expenses as a percent of revenue increased to 26.0% for the year ended September 30, 2009 from 24.7% for the year ended September 30, 2008. This increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same-store sales decline, which resulted in a reduction in our ability to leverage our expense structure. The reduction in the dollar level of selling, general, and administrative expenses was due to the significant reductions we have made in personnel, retail locations, and most other expense categories.

Goodwill and intangible asset impairment.  During the fiscal year ended September 30, 2008, we were required to write-off our goodwill and indefinite lived intangible assets as a result of the decline in our market valuation and the continuation of the difficult retail environment, as prescribed by ASC 350.

Interest Expense.  Interest expense decreased $6.1 million, or 30.3%, to $14.1 million for the fiscal year ended September 30, 2009 from $20.2 million for the fiscal year ended September 30, 2008. Interest expense as a percentage of revenue increased to 2.4% for fiscal 2009 from 2.3% for fiscal 2008. The decrease in interest expense was primarily a result of the decline in average borrowings throughout fiscal 2009.

Income Tax Provision.  Our income tax benefit decreased $10.5 million to a benefit of $8.6 million for the fiscal year ended September 30, 2009 from an income tax benefit of $19.2 million for the fiscal year ended September 30, 2008, primarily as a result of limitations on the carryback of our pretax loss and recording a valuation allowance on the carryforward pretax loss. The effective tax rate for the fiscal year ended September 30, 2008 differed from previous periods primarily as a result of the recording of a non-cash valuation allowance that offsets the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge.

Fiscal Year Ended September 30, 2008 Compared with Fiscal Year Ended September 30, 2007

Revenue.  Revenue decreased $370.6 million, or 29.5%, to $885.4 million for the fiscal year ended September 30, 2008 from $1.3 billion for the fiscal year ended September 30, 2007. Of this decrease, $27.4 million was attributable to stores opened, closed, or acquired that were not eligible for inclusion in the comparable-store base and $343.2 million was attributable to a 28% decline in comparable-store sales in fiscal 2008. The decline in our same-store sales resulted primarily from softer economic conditions because of the turmoil in the financial markets, which impacted our results as well as those of most other retailers. In response to these declines, we are adjusting our structure, including store closures, in a manner in which we believe will reduce operating costs but not result in market share losses.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $27.8 million, or 11.3%, to $217.4 million for the fiscal year ended September 30, 2008 from $245.2 million for the fiscal year ended September 30, 2007. Selling, general, and administrative expenses as a percentage of revenue increased to 24.6% for the year ended September 30, 2008 from 19.6% for the year ended September 30, 2007. The fiscal year ended September 30, 2008 included $3.0 million in charges associated with store closures, partially offset by $1.0 million in gains recorded as an expense offset related to proceeds from business interruption insurance claims associated with ice storms damage at certain Missouri locations in 2007 and the favorable settlement of certain interest rate swaps accounted for as cash flow hedges. Additionally, the fiscal year ended September 30, 2007 included $3.7 million in gains recorded as an expense offset related to business interruption insurance proceeds that was received for claims associated with Hurricane Wilma in 2006, the sale of our corporate jet, and insurance proceeds we received associated with the ice storm damage at certain Missouri locations. Excluding these items would result in a comparable selling, general, and administrative expense reduction of $33.3 million, or 13.4% and selling, general, and administrative expenses as a percent of revenue increased to 24.4% for the year ended September 30, 2008 from 19.8% for the year ended September 30, 2007. This increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported same-store sales decline, which resulted in a reduction in our ability to leverage our expense structure.

Goodwill and intangible asset impairment.  During the fiscal year ended September 30, 2008, we were required to write-off our goodwill and indefinite lived intangible assets as a result of the decline in our market valuation and the continuation of the difficult retail environment, as prescribed by ASC 350.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected customer demand to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our line of credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At September 30, 2009, we were in compliance with all of the credit facility covenants. During the fiscal years ended September 30, 2008 and 2009, we did not complete any acquisitions. We currently depend upon dividends and other payments from our dealerships and our line of credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2007 and 2009, cash provided by operating activities approximated $20.0 million and $209.1 million, respectively. For the fiscal year ended September 30, 2008, cash used in operating activities was approximately $8.8 million. For the fiscal year ended September 30, 2007, cash provided by operating activities was due primarily to net income, adjusted for non-cash depreciation, amortization, and stock-based compensation charges, and increases in customer deposits and accrued expenses, partially offset by a decrease in accounts payable and an increase in inventories to ensure appropriate inventory levels. For the fiscal year ended

September 30, 2008, cash used in operating activities was due primarily to our net loss, a decrease in accounts payable because of reductions in purchases from our manufacturers, and a decrease in customer deposits due to a reduction in pending sales. These amounts were primarily offset by noncash charges, including the impairment of goodwill, stock-based compensation, and depreciation and amortization expense. The cash used in operating activities was further offset by reductions in inventories and accounts receivables due to the reduction in sales trends. For the fiscal year ended September 30, 2009, cash provided by operating activities was due primarily to the significant reduction of inventories.

For the fiscal years ended September 30, 2007, 2008, and 2009, cash used in investing activities was approximately $9.4 million, $7.9 million, and $1.9 million, respectively. For the fiscal year ended September 30, 2007, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities and in the finalization of certain business acquisitions, partially offset by proceeds received from the sale and involuntary conversion of property and equipment. For the fiscal year ended September 30, 2008, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2009, cash used in investing activities was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.

For the fiscal years ended September 30, 2007 and 2009, cash used in financing activities was approximately $5.3 million and $212.0 million, respectively. For the fiscal year ended September 30, 2008, cash provided by financing activities was approximately $16.5 million. For the fiscal year ended September 30, 2007, cash used in financing activities was primarily attributable to purchases of treasury stock and repayments of long-term debt, partially offset by proceeds from net borrowings on short-term borrowings as a result of increased inventory levels and proceeds from common shares issued upon the exercise of stock options and under the employee stock purchase plan. For the fiscal year ended September 30, 2008, cash provided by financing activities was primarily attributable to a net increase in short-term borrowings, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2009, cash used by financing activities was primarily attributable to the repayments of short-term borrowings, partially offset by proceeds from our common stock sale.

We are party to a second amended and restated credit and security agreement, which has been amended on various occasions since its original execution in June 2006. As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $230 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, for the first nine months of fiscal 2010, which is $22 million as of December 31, 2009 and March 31, 2010 and $15 million as of June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense and 50% of the proceeds of our September 2009 stock offering or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. We paid the lenders approximately $2.4 million in amendment fees during fiscal 2009. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval.

As of September 30, 2008 and 2009, we owed an aggregate of $372 million and $142 million, respectively, under our revolving credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 4.0% and 5.2%, as of September 30, 2008 and 2009, respectively. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2008. As of September 30, 2009, the facility provided us with an additional borrowing availability of approximately $60 million.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2009:

	Short-Term	Other Long-Term	Operating
Year Ending September 30,	Borrowings(1)	Liabilities(2)	Leases(3)	Total
	(Amounts in thousands)

2010	$142,000	$—	$7,401	$149,401
2011	—	3,831	6,671	10,502
2012	—	—	5,104	5,104
2013	—	—	3,674	3,674
2014	—	—	2,660	2,660
Thereafter	—	—	6,232	6,232

Total	$142,000	$3,831	$31,742	$177,573

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2009, the interest rate on our short-term borrowings was 5.2%.

(2)	The amounts included in other long-term liabilities consist primarily of our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.

(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

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

At September 30, 2009, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, the 100 basis point increase in the interest rate on our short-term debt, as defined in our June 2009 amendment, is projected to result in an increase of approximately $1.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2009 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

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

Changes in Internal Controls

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2009.

Our internal control over financial reporting as of September 30, 2009 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009 of MarineMax, Inc. and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 14, 2009

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers included in “Business — Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.2		Second Amended and Restated Bylaws of the Registrant(13)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
10	.1(k)	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc. (Form 10-Q filed May 10, 2006)(3)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4		1998 Incentive Stock Plan, as amended through November 15, 2000(5)
10.5		1998 Employee Stock Purchase Plan(6)
10.12		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.18†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.19		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries as Borrowers, Keybank Bank, N.A., Bank of America, N.A., and various other lenders, as Lenders(8)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(9)
10	.20(a)	Sea Ray Sales and Service Agreement(9)
10	.21†	Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust company, as Lenders(8)
10	.21(a)†	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Branch Banking and Trust Company, as Lenders(10)
10	.21(b)†	Third Amendment to Second Amended and Restated Credit and Security Agreement executed on March 7, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders(14)

Exhibit
Number		Exhibit

10	.21(c)†	Fourth Amendment to Second Amended and Restated Credit and Security Agreement executed on December 15, 2008, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders(15)
10	.21(d)†	Fifth Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2009, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders(16)
10	.21(e)†	Sixth Amendment to Second Amended and Restated Credit and Security Agreement executed on September 10, 2009, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(11)
10.23		Form Stock Option Agreement for 2007 Incentive Compensation Plan(11)
10.24		Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(11)
10.25		Director Fee Share Purchase Program(12)
21		List of Subsidiaries
23		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K Report dated September 30, 1998, as filed on October 20, 1998.

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(4)	Incorporated by reference to Registrant’s Form 8-K, as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873).

(7)	Incorporated by reference to Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2007, as filed on September 23, 2008.

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(9)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(10)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2007.

(11)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.

(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(13)	Incorporated by reference to Registrant’s Form 8-K as filed on November 26, 2008.

(14)	Incorporated by reference to Registrant’s form 8-K as filed on March 12, 2008.

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2008, as filed on February 9, 2009.

(16)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 3, 2009, as filed on June 3, 2009.

(c)	Financial Statements Schedules

(1) See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarineMax, Inc.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 14, 2009

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ WILLIAM H. MCGILL JR. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 14, 2009

/s/ MICHAEL H. MCLAMB Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 14, 2009

/s/ HILLIARD M. EURE III Hilliard M. Eure III	Director	December 14, 2009

/s/ JOHN B. FURMAN John B. Furman	Director	December 14, 2009

/s/ ROBERT S. KANT Robert S. Kant	Director	December 14, 2009

/s/ RUSSELL J. KNITTEL Russell J. Knittel	Director	December 14, 2009

/s/ JOSEPH A. WATTERS Joseph A. Watters	Director	December 14, 2009

/s/ DEAN S. WOODMAN Dean S. Woodman	Director	December 14, 2009

MARINEMAX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 2008 the Company changed its method for accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 14, 2009

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share and per share data)

	September 30,	September 30,
	2008	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,264	$25,508
Accounts receivable, net	28,931	35,497
Income tax receivable	6,744	9,983
Inventories, net	468,629	205,934
Prepaid expenses and other current assets	7,949	12,314
Deferred tax assets	307	—

Total current assets	542,824	289,236
Property and equipment, net	113,869	102,316
Other long-term assets	3,424	2,092
Deferred tax assets	1,206	—

Total assets	$661,323	$393,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,481	$15,847
Customer deposits	6,505	4,882
Accrued expenses	25,380	29,328
Short-term borrowings	372,000	142,000

Total current liabilities	408,366	192,057
Other long-term liabilities	4,374	3,831

Total liabilities	412,740	195,888
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2008 and 2009	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 19,215,387 and 22,496,659 shares issued and 18,424,487 and 21,705,759 shares outstanding at September 30, 2008 and 2009, respectively	19	22
Additional paid-in capital	178,830	204,772
Retained earnings	85,544	8,772
Treasury stock, at cost, 790,900 shares held at September 30, 2008 and 2009	(15,810)	(15,810)

Total stockholders’ equity	248,583	197,756

Total liabilities and stockholders’ equity	$661,323	$393,644

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2007	2008	2009

Revenue	$1,255,985	$885,407	$588,585
Cost of sales	956,251	679,164	499,925

Gross profit	299,734	206,243	88,660
Selling, general, and administrative expenses	245,224	217,426	159,998
Goodwill and intangible asset impairment charge	—	122,091	—

Income (loss) from operations	54,510	(133,274)	(71,338)
Interest expense	26,955	20,164	14,064

Income (loss) before income tax provision (benefit)	27,555	(153,438)	(85,402)
Income tax provision (benefit)	7,486	(19,161)	(8,630)

Net income (loss)	$20,069	$(134,277)	$(76,772)

Basic net income (loss) per common share	$1.08	$(7.30)	$(4.11)

Diluted net income (loss) per common share	$1.04	$(7.30)	$(4.11)

Weighted average number of common shares used in computing net income (loss) per common share:
Basic	18,618,611	18,391,488	18,685,423

Diluted	19,289,231	18,391,488	18,685,423

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended September 30,
	2007	2008	2009

Net income (loss)	$20,069	$(134,277)	$(76,772)
Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax benefit of $300 and $228 for the years ended September 30, 2007 and 2008, respectively	(379)	(365)	—
Reclassification adjustment for gains included in net income, net of tax of $62 and $211 for the years ended September 30, 2007 and 2008, respectively	(100)	337	—

Comprehensive income (loss)	$19,590	$(134,305)	$(76,772)

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

BALANCE, September 30, 2006	18,529,524	$19	$156,618	$200,306	$507	$(7,563)	$349,887

Net income	—	—	—	20,069	—	—	20,069
Purchase of treasury stock	(383,300)	—	—	—	—	(7,212)	(7,212)
Shares issued under employee stock purchase plan	78,665	—	1,631	—	—	—	1,631
Shares issued upon exercise of stock options	149,780	—	1,587	—	—	—	1,587
Stock-based compensation	5,195	—	7,307	—	—	—	7,307
Tax benefits of options exercised	—	—	769	—	—	—	769
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(479)	—	(479)

BALANCE, September 30, 2007	18,379,864	19	167,912	220,375	28	(14,775)	373,559

Net loss	—	—	—	(134,277)	—	—	(134,277)
Purchase of treasury stock	(71,300)	—	—	—	—	(1,035)	(1,035)
Shares issued under employee stock purchase plan	105,390	—	1,207	—	—	—	1,207
Shares issued upon exercise of stock options	102,352	—	1,024	—	—	—	1,024
Stock-based compensation	8,181	—	8,464	—	—	—	8,464
Tax benefits of options exercised			223	—	—	—	223
Cumulative effect of adoption of FIN 48	—	—	—	(554)	—	—	(554)
Conversion of restricted stock awards to restricted stock units	(100,000)	—	—	—	—	—	—
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(28)	—	(28)

BALANCE, September 30, 2008	18,424,487	19	178,830	85,544	—	(15,810)	248,583

Net loss	—	—	—	(76,772)	—	—	(76,772)
Shares issued under employee stock purchase plan	198,298	—	630	—	—	—	630
Shares issued upon vesting of equity awards	45,407	—	74	—	—	—	74
Shares issued upon exercise of stock options	20,554	—	62	—	—	—	62
Issuance of common stock	2,990,000	3	19,611	—	—	—	19,614
Stock-based compensation	27,013	—	5,565	—	—	—	5,565

BALANCE, September 30, 2009	21,705,759	$22	$204,772	$8,772	$—	$(15,810)	$197,756

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended September 30,
	2007	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,069	$(134,277)	$(76,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	—	122,091	—
Depreciation and amortization	9,350	11,090	10,969
Deferred income tax provision (benefit)	(1,367)	(6,303)	1,513
Loss (gain) on sale of property and equipment	(1,030)	259	(64)
Gain on involuntary conversion of property and equipment	(613)	—	—
Stock-based compensation expense	7,307	8,464	5,565
Tax benefits of options exercised	769	223	—
Loss on extinguishment of debt	—	160	492
Excess tax benefits from stock-based compensation	(546)	(169)	—
(Increase) decrease in —
Accounts receivable, net	256	28,402	(6,566)
Income tax receivable	—	(6,744)	(3,239)
Inventories, net	(15,192)	9,410	262,695
Prepaid expenses and other assets	(1,172)	2,633	1,362
Increase (decrease) in —
Accounts payable	(17,418)	(16,749)	11,366
Customer deposits	16,250	(26,915)	(1,623)
Accrued expenses	3,332	(361)	3,405

Net cash provided by (used in) operating activities	19,995	(8,786)	209,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,507)	(7,969)	(2,101)
Net cash used in acquisitions of businesses, net assets, and intangible assets	(4,847)	—	—
Proceeds from sale of property and equipment	2,915	112	240
Proceeds from involuntary conversion of property and equipment	2,007	—	—

Net cash used in investing activities	(9,432)	(7,857)	(1,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,353)	(30,833)	—
Net (repayments) borrowings on short-term borrowings	4,500	46,000	(230,000)
Purchases of treasury stock	(7,212)	(1,035)	—
Excess tax benefits from stock-based compensation	546	169	—
Debt modification costs	—	—	(2,378)
Net proceeds from issuance of common stock	—	—	19,614
Net proceeds from issuance of common stock under option and employee purchase plans	3,218	2,231	766

Net cash provided by (used in) financing activities	(5,301)	16,532	(211,998)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	5,262	(111)	(4,756)
CASH AND CASH EQUIVALENTS, beginning of period	25,113	30,375	30,264

CASH AND CASH EQUIVALENTS, end of period	$30,375	$30,264	$25,508

See accompanying notes.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2009, we operated through 55 retail locations in 18 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 51% of our revenue in fiscal 2009. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented approximately 6% of all Brunswick marine sales, including approximately 31% of its Sea Ray boat sales, during our 2009 fiscal year.

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

We are party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are party to a dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a dealer agreement. We are also the exclusive dealer for Italy-based Azimut-Benetti Group’s product line Azimut Yachts for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe the non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with manufacturers, other than Sea Ray and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Brunswick as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 44%, 43%, and 45% of our revenue during fiscal 2007, 2008, and 2009, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, financial condition, or results of operations in the future. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008 and fiscal 2009. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

We were incorporated in Delaware in January 1998 and commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008 and 2009.

3.	SIGNIFICANT ACCOUNTING POLICIES:

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

We made interest payments of approximately $26.6 million, $20.6 million, and $14.5 million for the fiscal years ended September 30, 2007, 2008, and 2009, respectively, including interest on debt to finance our real estate holdings and inventory. We made income tax payments of approximately $26.0 million and $2.6 million for the fiscal years ended September 30, 2007 and 2008, respectively. No income tax payments have been made for the fiscal year ended September 30, 2009.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605, “Revenue Recognition, Customer Payments and Incentives” (ASC 605), previously referred to as Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” ASC 605 most significantly requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2008 and 2009, our lower of cost or market valuation allowance was $5.1 million and $17.7 million, respectively. During the fiscal 2009, we incurred losses and increased reserves for expected losses associated with market declines in brands we no longer carry by approximately $12.6 million. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

We remove the cost of property and equipment sold or retired and the related accumulated depreciation from the accounts at the time of disposition and include any resulting gain or loss in the consolidated statements of operations. We charge maintenance, repairs, and minor replacements to operations as incurred; and we capitalize and amortize major replacements and improvements over their useful lives.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by ASC 350, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by ASC 350. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2009, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Customer Deposits

Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue upon delivery or acceptance of the related boats to customers.

Insurance

We retain varying levels of risk relating to the insurance policies we maintain, most significantly workers’ compensation insurance and employee medical benefits. We are responsible for the claims and losses incurred under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits. Our third-party insurance carriers pay any losses above the pre-determined exposure limits. We estimate our liability for incurred but not reported losses using our historical loss experience, our judgment, and industry information.

Derivative Instruments

We account for derivative instruments in accordance with FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under these standards, all derivative instruments are recorded on the balance sheet at their respective fair values.

We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At September 30, 2008 and 2009, no such instruments were outstanding.

When utilized we designate and account for our forward contracts and interest rate swaps as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). ASC 815 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument must be reported as a component of other comprehensive income and must be reclassified into earnings in the same line item in the income statement as the hedged item in the same period or periods during which the transaction affects earnings. We recognize the ineffective portion of the gain or loss on these derivative instruments, if any, in other income/expense in current earnings during the period of change.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize revenue from slip and storage services on a straight-line basis over the term of the slip or storage agreement. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when we recognize the related boat sale. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2008 or 2009, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2008 or 2009, based upon our experience with repayments or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three years.

	2007	2008	2009

New boat sales	68.2%	63.5%	60.7%
Used boat sales	18.8%	20.5%	22.5%
Maintenance and repair services	5.0%	6.6%	7.9%
Finance and insurance products	3.6%	3.6%	2.7%
Parts and accessories	3.2%	4.4%	5.0%
Brokerage services	1.2%	1.4%	1.2%

Total Revenue	100.0%	100.0%	100.0%

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” for our share-based compensation plans. We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value estimated in accordance with the provisions of ASC 718. Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. We measure the fair value of the restricted stock awards on the grant date and recognize them in earnings over the requisite service period for each separately vesting portion of the award.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $19.6 million, $19.3 million, and $9.4 million, net of related co-op assistance of approximately $1.2 million, $700,000, and $526,000, for the fiscal years ended September 30, 2007, 2008, and 2009, respectively.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, also included in ASC 740. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

See Note 22 — “Subsequent Events” for the disclosure regarding a tax law enacted after the balance sheet date and prior to the issuance of the financial statements.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (ASC 820), previously referred to as Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” ASC 820 defines fair value, applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption ASC 820 did not have a material impact on our consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 825, “Financial Instruments” (ASC 825), previously referred to as Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. ASC 825 is effective for fiscal years beginning after November 15, 2007. The adoption ASC 825 did not have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of long-lived assets, and valuation of accruals. Actual results could differ materially from those estimates. We have evaluated subsequent events for recognition or disclosure through December 14, 2009, the date which we filed this Form 10-K with the Securities and Exchange Commission.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2008 or 2009, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

The accounts receivable balances consisted of the following at September 30,

	2008	2009
	(Amounts in thousands)

Trade receivables	$10,408	$11,598
Amounts due from manufacturers	18,343	23,501
Other receivables	180	398

	$28,931	$35,497

5.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2008	2009
	(Amounts in thousands)

New boats, motors, and trailers	$386,993	$160,303
Used boats, motors, and trailers	72,627	39,113
Parts, accessories, and other	9,009	6,518

	$468,629	$205,934

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2008	2009
	(Amounts in thousands)

Land	$42,160	$40,410
Buildings and improvements	79,641	76,411
Machinery and equipment	29,540	28,002
Furniture and fixtures	5,809	4,982
Vehicles	6,863	5,717

	164,013	155,522
Less — Accumulated depreciation and Amortization	(50,144)	(53,206)

	$113,869	$102,316

Depreciation and amortization expense on property and equipment totaled approximately $9.5 million, $10.9 million, and $10.4 million for the fiscal years ended September 30, 2007, 2008, and 2009, respectively.

During fiscal 2008 and 2009, we closed certain owned retail locations in an effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. Accordingly, we entered into plans to market and sell certain locations we have exited. We assessed our plans to sell certain locations with the criteria identified in FASB Accounting Standards Codification 360, “Property, Plant, and Equipment” (ASC 360), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined the locations should be classified as available for sale. As of September 30, 2008 and 2009, we have reclassified $1.8 million and $4.8 million, respectively, from property and equipment to prepaid expenses and other current assets within the consolidated balance sheets.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The changes in the carrying amounts of net goodwill and identifiable intangible assets for the fiscal years ended September 30, were as follows:

		Identifiable
		Intangible
	Goodwill	Assets	Total
	(Amounts in thousands)

Balance, September 30, 2007	$97,446	$23,728	$121,174
Changes during the period	(97,446)	(23,728)	(121,174)

Balance, September 30, 2008	—	—	—
Changes during the period	—	—	—

Balance, September 30, 2009	$—	$—	$—

During the fiscal year ended September 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by ASC 350. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business and that Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (Gulfport). We account for our investment in Gulfport in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, as noted above. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with ASC 323 and recoverability of the assets contained within the joint venture. ASC 323 requires the recognition of a loss in value of an investment, which is other than a temporary decline. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We will not be required to make any current or future cash expenditures as a result of this impairment charge.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

During fiscal 2006, we entered into an interest rate swap agreement with a notional amount of $4.0 million, which was designated as a cash flow hedge, and effectively converted a portion of the floating rate debt to a fixed rate of 5.67%. At September 30, 2007, the swap agreement had a fair value of approximately $45,000, which was recorded in other long-term assets on the consolidated balance sheets.

During fiscal 2008, we entered into six interest rate swap agreements with a total notional amount of approximately $23.2 million, which were designated as cash flow hedges that effectively converted a portion of the floating rate debt to fixed rates ranging from 4.36% to 4.87%. During fiscal 2008, we prepaid the outstanding balances of our long-term debt. With this prepayment, the swaps were terminated and the pretax fair market value of the swaps of approximately $550,000 was reclassified from accumulated other comprehensive income and recognized as income in the statements of operations.

During fiscal 2009, we have not entered into any interest rate swaps or currency hedging activity.

10.	SHORT-TERM BORROWINGS:

During fiscal 2008, we maintained our second amended and restated credit and security agreement, entered into during June 2006. The credit facility provided us a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount of permissible borrowings determined pursuant to a borrowing base formula. The credit facility accrued interest at the London Interbank Offered Rate (LIBOR) plus 150 to 260 basis points, with the interest rate was based upon the ratio of our net outstanding borrowings to our tangible net worth. The credit facility was secured by our inventory, accounts receivable, equipment, furniture, and fixtures. The credit facility required us to satisfy certain covenants, including maintaining a leverage ratio tied to our tangible net worth.

During fiscal 2009, we maintained our second amended and restated credit and security agreement, which has been amended on various occasions since its original execution in June 2006. As amended, our credit facility

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for a line of credit with asset-based borrowing availability up to approximately $230 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, for the first nine months of fiscal 2010, which is $22 million as of December 31, 2009 and March 31, 2010 and $15 million as of June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense and 50% of the proceeds of our September 2009 stock offering or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. We paid the lenders approximately $2.4 million in amendment fees during fiscal 2009. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval.

As of September 30, 2008 and 2009, we owed an aggregate of $372 million and $142 million, respectively under our credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 4.0% and 5.2% as of September 30, 2008 and 2009, respectively. As of September 30, 2009, the facility provided us with an additional borrowing availability of approximately $60 million.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2009, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our continuing to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit facility to fund our operations. Any inability to utilize our credit facility resulting from a covenant violation, insufficient collateral, or lender difficulties could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.

Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2009 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LONG-TERM DEBT:

As of fiscal 2009, we had no long-term debt. During the fiscal year ended September 30, 2008, we prepaid all outstanding mortgages and accelerated the amortization of the associated loan costs in the amount of approximately $160,000.

12.	INCOME TAXES:

The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2007	2008	2009
	(Amounts in thousands)

Current provision (benefit):
Federal	$10,377	$(12,776)	$(10,004)
State	(1,524)	(82)	(139)

Total current provision (benefit)	8,853	(12,858)	(10,143)

Deferred provision (benefit):
Federal	(1,243)	(5,726)	1,380
State	(124)	(577)	133

Total deferred provision (benefit)	(1,367)	(6,303)	1,513

Total income tax provision (benefit)	$7,486	$(19,161)	$(8,630)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2007	2008	2009

Federal tax provision	35.0%	(35.0)%	(35.0)%
State taxes, net of federal effect	2.3%	(4.4)%	(4.0)%
State income tax settlement	(13.7)%	—	—
Stock based compensation	2.1%	0.3%	0.4%
Valuation allowance	1.9%	25.5%	29.5%
Other	(0.4)%	1.1%	(1.0)%

Effective tax rate	27.2%	(12.5)%	(10.1)%

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2008	2009
	(Amounts in thousands)

Current deferred tax assets:
Inventories	$3,225	$5,169
Accrued expenses	2,915	4,093

Current deferred tax assets	6,140	9,262
Valuation Allowance	(5,833)	(9,262)

Net current deferred tax assets	$307	$—

Long-term deferred tax assets:
Depreciation and amortization	$24,483	$21,393
Stock based compensation	6,582	6,010
FIN 48 deferred tax asset	634	588
Tax loss carryforwards	3,330	23,495
Other	88	111

Long-term deferred tax assets	35,117	51,597
Valuation allowance	(33,911)	(51,597)

Net long-term deferred tax assets	$1,206	$—

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent earnings and industry trends. The total valuation allowance at September 30, 2008 and 2009 was $60.9 million and $39.7 million, respectively.

We have adopted the provisions of FIN 48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. On October 1, 2007, we recognized a charge of $554,000 to retained earnings as a result of the adoption of FIN 48. As of September 30, 2008 and 2009, we had approximately $2.1 million and $1.9 million, respectively, of gross unrecognized tax benefits, of which approximately $1.4 million and $1.3 million, respectively, if recognized, would impact the effective tax rate.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2008 and 2009 is as follows:

	2008	2009
	(Amounts in thousands)

Unrecognized tax benefits at the beginning of the year	$2,242	$2,064
Increases in tax positions for prior years	81	69
Decreases in tax positions for prior years	(100)	(62)
Lapse of statute of limitations	(159)	(177)

Unrecognized tax benefits at September 30,	$2,064	$1,894

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2009, interest and penalties represented approximately $660,000 of the gross unrecognized tax benefits. There have been no significant changes to the balance of interest and penalties subsequent to adoption.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2006, and we are not subject to audits prior to the 2005 fiscal year for the majority of the state jurisdictions.

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

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependant upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2009, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

In September 2009, we completed a public offering of 2,990,000 shares of common stock at a price to the public of $7.00 per share for total gross proceeds of $20,930,000 million. The net proceeds of the offering were used to reduce our short-term borrowings and general corporate purposes.

14.	STOCK-BASED COMPENSATION:

In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the ESPP. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2007, 2008, and 2009 was approximately $3.2 million, $2.2 million, and $766,000, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2007 and 2008 was approximately $769,000 and $223,000, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal year ended September 30, 2009. We currently expect to satisfy share-based awards with registered shares available to be issued.

15.	THE INCENTIVE STOCK PLANS:

During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The Board of Directors or the Plan Administrator determines the date on which awards vest. The Board of Directors or the Plan Administrator also determines the exercise prices of options which are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2008 through September 30, 2009:

					Weighted
					Average
	Shares		Aggregate		Remaining
	Available	Options	Intrinsic	Weighted Average	Contractual
	for Grant	Outstanding	Value	Exercise Price	Life
			(In thousands)

Balance at September 30, 2008	1,215,006	1,740,128	$—	$18.41	5.1
Options granted	(1,195,700)	1,195,700		$2.98
Options cancelled/forfeited/expired	920,080	(920,080)		$16.14
Restricted stock units issued	(10,000)	—
Restricted stock units cancelled	99,043	—
Options exercised	(20,554)	(20,554)		$3.01

Balance at September 30, 2009	1,007,875	1,995,194	$5,173	$10.37	7.0

Exercisable at September 30, 2009		927,819	$1,165	$13.17	5.4

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2007, 2008, and 2009 was $12.13, $6.12, and $1.75, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2007, 2008, and 2009 was approximately $2.0 million, $541,000, and $54,200, respectively.

As of September 30, 2008 and 2009, there was approximately $2.1 million and $1.2 million, respectively, of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 2.5 years and 2.1 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2007, 2008, and 2009 was approximately $1.9 million, $2.1 million, and $1.2 million, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2007	2008	2009

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	3.4%	2.2%
Volatility	42.7%	44.2%	63.4%
Expected life	6.5 years	7.5 years	6.0 years

16.	EMPLOYEE STOCK PURCHASE PLAN (THE STOCK PURCHASE PLAN):

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

During 2009, we continued using the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2007	2008	2009

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	2.3%	.5%
Volatility	43.4%	75.6%	160.4%
Expected life	six-months	six-months	six-months

As of September 30, 2009, we had issued 264,493 of the 500,000 shares of common stock reserved for issuance under our 2008 employee stock purchase plan.

17.	RESTRICTED STOCK AWARDS:

During fiscal 2007, 2008, and 2009, we granted non-vested (restricted) stock awards or restricted stock units (collectively restricted stock awards) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. The awards granted in fiscal 2008 require certain levels of performance by us before they are earned. The performance metrics must be achieved by September 2011 or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.

We accounted for the restricted stock awards granted during fiscal 2007, 2008, and 2009 using the measurement and recognition provisions of ASC 718-10. Accordingly, we measure the fair value of the restricted stock awards on the grant date and recognize the fair value in earnings over the requisite service period for each separately vesting portion of the award.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity from September 30, 2008 through September 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2008	830,000	$23.25
Changes during the period
Shares granted	10,000	$3.64
Shares vested	(220,887)	$5.38
Shares forfeited	(99,043)	$7.38

Non-vested balance at September 30, 2009	520,070	$6.38

As of September 30, 2009, we had approximately $3.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. We expect to recognize that cost over a weighted-average period of 1.5 years.

18.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted earnings per share for the fiscal years ended September 30:

	2007	2008	2009

Weighted average common shares outstanding used in calculating basic net income per share	18,618,611	18,391,488	18,685,423
Effect of dilutive options	670,620	—	—

Weighted average common and common equivalent shares used in calculating diluted net income per share	19,289,231	18,391,488	18,685,423

Options to purchase approximately 742,000, 1,700,000 and 764,000 shares of common stock were outstanding at September 30, 2007, 2008, and 2009, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expense, including month-to-month rentals, were approximately $13.2 million, $13.9 million, and $9.2 million for the fiscal years ended September 30, 2007, 2008, and 2009, respectively. Rental expense to related parties under both cancelable and non-cancelable operating leases approximated $385,000 for each of the fiscal years ended September 30, 2007, 2008, and 2009.

The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2007, 2008, and 2009, represent rental payments for buildings to an entity partially owned by a former officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases at September 30, 2009, were as follows:

(Amounts in thousands)

2010	$7,401
2011	6,671
2012	5,104
2013	3,674
2014	2,660
Thereafter	6,232

Total	$31,742

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with theses matters was not believed to be material at September 30, 2009. While it is not feasible to determine the actual outcome of these actions as of September 30, 2009, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During fiscal 2007, we received approximately $2.0 million of insurance proceeds, of which approximately $1.4 million offset the related losses associated with the destruction of marina docks and significant expenses we incurred regarding damage and related clean up after the December 2006 snow and ice storms in Missouri. The excess insurance proceeds received, of approximately $600,000, were recorded as a gain on involuntary disposal of assets. Additionally in fiscal 2007, we received $2.1 million of business interruption insurance proceeds for claims associated with Hurricane Wilma, which occurred in October 2005. The business interruption insurance proceeds were to reimburse us for the interruption in our operations that resulted in lost revenue and related profits in addition to the significant expenses incurred to move and repair inventory and to reimburse us for uninsured losses recognized by certain locations. The gain on disposal and insurance proceeds received were recorded as a reduction to selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2007.

During fiscal 2008 and 2009, we incurred costs associated with store closings of approximately $3.0 million and $6.2 million, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2008 and 2009.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20.	EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the Plan) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.9 million, $1.5 million, and $167,000 for the fiscal years ended September 30, 2007, 2008, and 2009, respectively. Beginning January 1, 2009, our matching was suspended in an effort to reduce overall costs.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

22.	SUBSEQUENT EVENTS:

During November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law. The Act contains a number of tax law changes, including a provision that permits companies to carryback certain 2008 or 2009 net operating losses (NOL) up to five years. Under existing tax law prior to the Act, we could only carryback an NOL a maximum of two years to offset prior taxable income. The excess net operating loss generated in fiscal 2009, which could not be carried back under the prior law, will be able to be carried back five years under the Act. The additional carryback will generate an additional tax refund of approximately $19 million. As a result, our effective tax rate in the first quarter of fiscal year 2010 will be significantly impacted.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008	2008	2009	2009	2009
			(Amounts in thousands except share and per share data)

Revenue	$215,268	$233,262	$271,277	$165,600	$100,224	$129,608	$151,514	$207,239
Cost of sales	167,143	178,783	209,432	123,806	76,521	109,894	118,898	194,612

Gross profit	48,125	54,479	61,845	41,794	23,703	19,714	32,616	12,627
Selling, general, and administrative expenses	53,191	56,198	51,623	56,414	38,862	36,360	38,975	45,801
Goodwill and intangible asset impairment	—	—	122,091	—	—	—	—	—

Loss from operations	(5,066)	(1,719)	(111,869)	(14,620)	(15,159)	(16,646)	(6,359)	(33,174)
Interest expense	5,881	5,952	4,765	3,566	4,062	3,774	3,380	2,848

Loss before income tax benefit	(10,947)	(7,671)	(116,634)	(18,186)	(19,221)	(20,420)	(9,739)	(36,022)
Income tax benefit	(4,529)	(4,162)	(3,377)	(7,093)	(4,881)	(151)	(559)	(3,039)

Net loss	$(6,418)	$(3,509)	$(113,257)	$(11,093)	$(14,340)	$(20,269)	$(9,180)	$(32,983)

Net loss per share:
Diluted	$(0.35)	$(0.19)	$(6.15)	$(0.60)	$(0.78)	$(1.09)	$(0.49)	$(1.72)

Weighted average number of shares:
Diluted	18,364,676	18,363,692	18,415,790	18,421,629	18,500,794	18,512,104	18,575,332	19,148,498

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported interim financial statements to conform to the consolidated financial statement presentation of the current period.