Form 10-Q
period 2009-12-31
MARINEMAX INC
filed 2010-02-08
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.
Commission File Number. 1-14173
MARINEMAX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)
727-531-1700
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐                 No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
The number of outstanding shares of the registrant’s Common Stock on January 31, 2010 was 21,938,928.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2008	2009
Revenue	$100,224	$100,449
Cost of sales	76,521	78,478

Gross profit	23,703	21,971

Selling, general, and administrative expenses	38,862	29,629

Loss from operations	(15,159)	(7,658)

Interest expense	4,062	1,462

Loss before income tax benefit	(19,221)	(9,120)

Income tax benefit	(4,881)	(19,273)

Net income (loss)	$(14,340)	$10,153

Basic net income (loss) per common share	$(0.78)	$0.47

Diluted net income (loss) per common share	$(0.78)	$0.45

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	18,500,794	21,796,561

Diluted	18,500,794	22,344,687

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2009	2009
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,508	$13,060
Accounts receivable, net	35,497	12,471
Income tax receivable	9,983	20,061
Inventories, net	205,934	190,243
Prepaid expenses and other current assets	12,314	10,965

Total current assets	289,236	246,800

Property and equipment, net	102,316	100,806
Other long-term assets	2,092	2,444

Total assets	$393,644	$350,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,847	$5,948
Customer deposits	4,882	5,284
Accrued expenses	29,328	24,171
Short-term borrowings	142,000	102,000

Total current liabilities	192,057	137,403

Other long-term liabilities	3,831	3,554

Total liabilities	195,888	140,957

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2009 and December 31, 2009	—	—
Common stock, $.001 par value, 24,000,000 shares authorized, 22,496,659 and 22,729,828 shares issued and 21,705,759 and 21,938,928 shares outstanding at September 30, 2009 and December 31, 2009, respectively	22	23
Additional paid-in capital	204,772	205,955
Retained earnings	8,772	18,925
Treasury stock, at cost, 790,900 shares held at September 30, 2009 and December 31, 2009.	(15,810)	(15,810)

Total stockholders’ equity	197,756	209,093

Total liabilities and stockholders’ equity	$393,644	$350,050

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2009	21,705,759	$22	$204,772	$8,772	$(15,810)	$197,756

Net income	—	—	—	10,153	—	10,153
Shares issued under employee stock purchase plan	133,367	1	222	—	—	223
Shares issued under exercise of stock options	28,636	—	89	—	—	89
Net shares issued upon the vesting of equity awards	66,144	—	(142)	—	—	(142)
Stock-based compensation	5,022	—	995	—	—	995
Tax benefits of options exercised	—	—	19	—	—	19

BALANCE, December 31, 2009	21,938,928	$23	$205,955	$18,925	$(15,810)	$209,093

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(14,340)	$10,153
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,147	1,949
Deferred income tax provision	9	—
(Gain) loss on sale of property and equipment	77	(3)
Stock-based compensation expense	999	995
Excess tax benefits from options exercised	—	19
Tax benefits from equity awards	119	—
Excess tax benefits from stock-based compensation	—	(19)
(Increase) decrease in —
Accounts receivable, net	13,125	23,026
Income tax receivable	1,666	(10,078)
Inventories, net	27,775	15,691
Prepaid expenses and other assets	(221)	730
(Decrease) increase in —
Accounts payable	2,941	(9,899)
Customer deposits	(1,167)	402
Accrued expenses	(4,873)	(5,434)

Net cash provided by operating activities	28,257	27,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,084)	(198)
Proceeds from sale of property and equipment	—	29

Net cash used in investing activities	(1,084)	(169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	(43,000)	(40,000)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	392	170
Excess tax benefits from options exercised	—	19

Net cash used in financing activities	(42,608)	(39,811)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,435)	(12,448)
CASH AND CASH EQUIVALENTS, beginning of period	30,264	25,508

CASH AND CASH EQUIVALENTS, end of period	$14,829	$13,060

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,968	$1,852
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2009, we operated through 55 retail locations in 18 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (Brunswick). Sales of new Brunswick boats accounted for approximately 51% of our revenue in fiscal 2009. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 6% of all Brunswick marine sales, including approximately 31% of its Sea Ray boat sales, during our 2009 fiscal year.
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
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited consolidated financial statements. As of December 31, 2009, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at December 31, 2009 approximate fair value due either to length of maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected in future periods.
     The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying unaudited consolidated financial statements include valuation allowances, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates. We have evaluated subsequent events for recognition or disclosure through February 8, 2010, which is the date we filed this Form 10-Q with the Securities and Exchange Commission.
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
     In June 2009 the Financial Accounting Standards Board issued FASB Accounting Standards Codification 810, “Consolidation” (ASC 810), previously referred to as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). ASC 810 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting ASC 810 on our consolidated financial statements.
4. INVENTORIES
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and December 31, 2009, our lower of cost or market valuation allowance was $17.7 million and $14.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
5. IMPAIRMENT OF LONG-LIVED ASSETS
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2009, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.
6.	INCOME TAXES:
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
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the fully valued 2009 net operating loss, which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. The carryback claim was filed with the IRS, and the $19.2 million refund was recorded as a receivable in the quarter ended December 31, 2009.

7.	SHORT-TERM BORROWINGS:
     As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $215 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, which is $22 million for the three months ended December 31, 2009 and the six months ended March 31, 2010 and $15 million for the nine months ended June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense and 50% of the proceeds of our September 2009 stock offering, or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of December 31, 2009, we were in compliance with all of the credit facility covenants.
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
     The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2009, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our ability, including further actions which may be necessary, to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit agreement to fund our operations. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
     Similarly, the decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2009 and continuing in fiscal 2010, adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.
8.	STOCK-BASED COMPENSATION:
     We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

     During the three months ended December 31, 2008 and 2009, we recognized stock-based compensation expense of approximately $1.0 million and $995,000, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2009, was approximately $19,000. There was no income tax benefit recorded in the comparable period last year.
     Cash received from option exercises under all share-based payment arrangements for the three months ended December 31, 2008 and 2009, was approximately $410,000 and $170,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
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
     The following table summarizes option activity from September 30, 2009 through December 31, 2009:

			Aggregate		Weighted
			Intrinsic	Weighted	Average
	Shares Available	Options	Value (in	Average	Remaining
	for Grant	Outstanding	thousands)	Exercise Price	Contractual Life
Balance at September 30, 2009	1,007,875	1,995,194	$5,173	$10.37	7.0
Options granted	(294,200)	294,200		$7.00
Options cancelled/forfeited/expired	39,608	(39,608)		$12.47
Restricted stock awards forfeited	1,201	—		—
Options exercised	—	(28,636)		$3.12

Balance at December 31, 2009	754,484	2,221,150	$7,321	$9.95	7.2

Exercisable at December 31, 2009		1,069,534	$2,250	$12.90	5.5

     The weighted-average grant date fair value of options granted during the three months ended December 31, 2008 and 2009, was $7.40 and $4.76, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2009 was $137,000. There were no options exercised during the quarter ended December 31, 2008.
     As of December 31, 2008 and 2009, there was approximately $3.5 million and $2.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years and 2.5 years, respectively. The total fair value of options vested during the three months ended December 31, 2008 and 2009 was approximately $1.8 million and $1.0 million, respectively.

     We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2010. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2008	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.2%	2.1%
Volatility	63.4%	85.7%
Expected life	6.1 years	5.0 years
10. EMPLOYEE STOCK PURCHASE PLAN:
     During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (Stock Purchase Plan). The Stock Purchase Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2008	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.3%	.15%
Volatility	178.5%	77.5%
Expected life	six-months	six-months
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

     We accounted for the restricted stock awards granted during fiscal 2007, 2008, and 2009 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2009 through December 31, 2009:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested balance at September 30, 2009	520,070	$6.38
Changes during the period
Awards granted	119,100	$7.00
Awards vested	(153,020)	$8.62
Awards forfeited	(1,201)	$15.59

Non-vested balance at December 31, 2009	484,949	$5.67

     As of December 31, 2009, we had approximately $3.1 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.3 years.
12.	NET INCOME/LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended
	December 31,
	2008	2009
Weighted average common shares outstanding used in calculating basic income (loss) per share	18,500,794	21,796,561
Effect of dilutive options	—	548,126

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	18,500,794	22,344,687

     Options to purchase 2,074,264 and 1,230,177 shares of common stock were outstanding at December 31, 2008 and 2009, respectively, but were not included in the computation of income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
13.	COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at December 31, 2009. While it is not feasible to determine the actual outcome of these actions as of December 31, 2009, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to the success of the steps we have taken to preserve and grow market share and yield an increase in future revenue, the possibility that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and enable us to emerge from the challenging retail environment with greater earnings potential, our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
General
     We are the largest recreational boat retailer in the United States with fiscal 2009 revenue in excess of $588 million. Through 55 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
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
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2009. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and December 31, 2009, our lower of cost or market valuation allowance was $17.7 million and $14.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2009, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.
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
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the fully valued 2009 net operating loss, which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. The carryback claim was filed with the IRS, and the $19.2 million refund was recorded as a receivable in the quarter ended December 31, 2009.
Stock-Based Compensation
     We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of

Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
Consolidated Results of Operations
     The following discussion compares the three months ended December 31, 2009 with the three months ended December 31, 2008 and should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008
     Revenue. Revenue was essentially flat for the three months ended December 31, 2009 compared with the three months ended December 31, 2008. The revenue for the three months ended December 31, 2009 was achieved with approximately 20 less stores than in the comparable quarter last year resulting in a 13% increase in same-store-sales. The increase in our same-store sales resulted from the success of our sales efforts, the delivery of certain previously ordered yachts, and modest improvements in the retail sales environment.
     Gross Profit. Gross profit decreased $1.7 million, or 7.3%, to $22.0 million for the three months ended December 31, 2009 from $23.7 million for the three months ended December 31, 2008. Gross profit as a percentage of revenue decreased to 21.9% for the three months ended December 31, 2009 from 23.7% for the three months ended December 31, 2008. The decrease in gross profit as a percentage of revenue was driven by the current market conditions and our efforts to sell aged inventory. We achieved a modest improvement in margins in our service and parts business.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $9.2 million, or 23.8%, to $29.6 million for the three months ended December 31, 2009 from $38.9 million for the three months ended December 31, 2008. The overall decrease in selling, general, and administrative expenses resulted from the strategic store reductions that we enacted throughout our 2009 fiscal year. We operated 75 locations at the end of December 2008 compared to 55 locations at the end of December 2009. Additionally, with reductions in workforce, we have reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The December 31, 2008 period contained approximately $ 400,000 in store closing costs. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 9.3% to 29.5% for the three months ended December 31, 2009 from 38.8% for the three months ended December 31, 2008, as a result of our reduced cost structure.
     Interest Expense. Interest expense decreased $2.6 million, or 64.0%, to $1.5 million for the three months ended December 31, 2009 from $4.1 million for the three months ended December 31, 2008. The decrease was primarily a result of decreased borrowings on our credit facility coupled with a more favorable interest rate environment. Interest expense as a percentage of revenue decreased to 1.5% for the three months ended December 31, 2009 from 4.1% for the three months ended December 31, 2008 due to the reductions in the average borrowings on our credit facility.
     Income Tax Benefit. Our income tax benefit for the three months ended December 31, 2009 was $19.3 million compared to $4.8 million for the three months ended December 31, 2008. The increase in our tax benefit is due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was signed into law in November 2009. The Act allowed us to carryback the fully valued 2009 net operating loss, which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the Act was enacted.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected growth to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At December 31, 2009, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
     For the three months ended December 31, 2009, cash provided by operating activities approximated $27.5 million. For the three months ended December 31, 2009, cash provided by operating activities was primarily related to a decrease in inventories, due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, partially offset by an increase in our income tax receivable and seasonal declines in accounts payable and accrued expenses. For the three months ended December 31, 2008, cash provided by operating activities approximated $28.3 million. For the three months ended December 31, 2008, cash provided by operating activities was primarily generated by the reductions in inventories and accounts receivable partially offset by net loss, decreased customer deposits and accrued expenses.
     For the three months ended December 31, 2009 cash used in investing activities approximated $169,000 and was primarily used to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2008, cash used in investing activities approximated $1.1 million, and was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.
     For the three months ended December 31, 2009, cash used in financing activities approximated $39.8 million. For the three months ended December 31, 2009, cash used in financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels. For the three months ended December 31, 2008, cash used in financing activities approximated $42.6 million. For the three months ended December 31, 2008, cash used in financing activities was primarily attributable to net repayments of short-term borrowings as a result of decreased inventory levels and net proceeds from stock purchases under our Employee Stock Purchase Plan.
     As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $215 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, which is $22 million for the three months ended December 31, 2009 and the six months ended March 31, 2010 and $15 million for the nine months ended June 30, 2010. We are required to have a cumulative EBITDA greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense and 50% of the proceeds of our September 2009 stock offering or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of December 31, 2009, we were in compliance with all of the credit facility covenants.
     As of December 31, 2009, our indebtedness totaled approximately $102 million associated with financing our inventory and working capital needs. At December 31, 2008 and 2009, the interest rate on the outstanding short-term borrowings was 5.7% and 5.1%, respectively. At December 31, 2009, our additional available borrowings under our credit facility were approximately $73 million.

     We issued a total of 228,147 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2009 for approximately $170,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
     At December 31, 2009, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2009 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
     During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

MARINEMAX, INC.
February 8, 2010	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)