Form 10-Q
period 2010-03-31
MARINEMAX INC
filed 2010-05-07
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.
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
Yes ☑   No☐
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
Yes ☐   No ☑
The number of outstanding shares of the registrant’s Common Stock on April 30, 2010 was 22,059,829.

MARINEMAX, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Revenue	$129,608	$110,116	$229,832	$210,565
Cost of sales	109,894	85,910	186,415	164,388

Gross profit	19,714	24,206	43,417	46,177

Selling, general, and administrative expenses	36,360	29,631	75,222	59,260

Loss from operations	(16,646)	(5,425)	(31,805)	(13,083)

Interest expense	3,774	1,059	7,836	2,521

Loss before income tax benefit	(20,420)	(6,484)	(39,641)	(15,604)

Income tax benefit	151	146	5,032	19,419

Net income (loss)	$(20,269)	$(6,338)	$(34,609)	$3,815

Basic net income (loss) per common share	$(1.09)	$(0.29)	$(1.87)	$0.17

Diluted net income (loss) per common share	$(1.09)	$(0.29)	$(1.87)	$0.17

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	18,512,104	21,982,631	18,465,325	21,888,574

Diluted	18,512,104	21,982,631	18,465,325	22,521,571

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	March 31,
	2009	2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,508	$16,786
Accounts receivable, net	35,497	20,312
Income tax receivable	9,983	—
Inventories, net	205,934	173,695
Prepaid expenses and other current assets	12,314	9,319

Total current assets	289,236	220,112

Property and equipment, net	102,316	99,621
Other long-term assets	2,092	2,347

Total assets	$393,644	$322,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,847	$27,077
Customer deposits	4,882	10,790
Accrued expenses	29,328	23,490
Short-term borrowings	142,000	53,000

Total current liabilities	192,057	114,357

Other long-term liabilities	3,831	3,168

Total liabilities	195,888	117,525

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2009 and March 31, 2010	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 22,496,659 and 22,828,076 shares issued and 21,705,759 and 22,037,176 shares outstanding at September 30, 2009 and March 31, 2010, respectively	22	23
Additional paid-in capital	204,772	207,755
Retained earnings	8,772	12,587
Treasury stock, at cost, 790,900 shares held at September 30, 2009 and March 31, 2010	(15,810)	(15,810)

Total stockholders’ equity	197,756	204,555

Total liabilities and stockholders’ equity	$393,644	$322,080

     See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2009	21,705,759	$22	$204,772	$8,772	$(15,810)	$197,756

Net income	—	—	—	3,815	—	3,815
Shares issued pursuant to employee stock purchase plan	133,367	1	222	—	—	223
Shares issued upon exercise of stock options	122,822	—	617	—	—	617
Net shares issued upon the vesting of equity awards	70,206	—	(104)	—	—	(104)
Stock-based compensation	5,022	—	2,229	—	—	2,229
Tax benefits of options exercised	—	—	19	—	—	19

BALANCE, March 31, 2010	22,037,176	$23	$207,755	$12,587	$(15,810)	$204,555

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)
(Unaudited)

	Six Months Ended
	March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(34,609)	$3,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,289	3,903
Deferred income tax provision	9	—
(Gain) loss on sale of property and equipment	(45)	25
Stock-based compensation expense	3,077	2,229
Excess tax benefits from options exercised	—	19
Excess tax benefits from stock-based compensation	—	(19)
(Increase) decrease in —
Accounts receivable, net	7,447	15,185
Income tax receivable	—	9,983
Inventories, net	69,513	32,239
Prepaid expenses and other assets	1,212	2,210
(Decrease) increase in —
Accounts payable	17,441	11,230
Customer deposits	(10)	5,908
Accrued expenses	(3,564)	(6,501)

Net cash provided by operating activities	64,760	80,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,578)	(732)
Proceeds from sale of property and equipment	90	29

Net cash used in investing activities	(1,488)	(703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	(78,000)	(89,000)
Debt modification costs	(975)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	421	736
Excess tax benefits from options exercised	—	19

Net cash used in financing activities	(78,554)	(88,245)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,282)	(8,722)
CASH AND CASH EQUIVALENTS, beginning of period	30,264	25,508

CASH AND CASH EQUIVALENTS, end of period	$14,982	$16,786

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$7,752	$3,001
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2010, we operated through 56 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
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
     In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

     Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009 and to date in 2010. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited consolidated financial statements. As of March 31, 2010, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at March 31, 2010 approximate fair value due either to length of maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected in future periods.
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
3. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2010, the Financial Accounting Standards Board issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

4. INVENTORIES
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and March 31, 2010, our lower of cost or market valuation allowance was $17.7 million and $12.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
5. IMPAIRMENT OF LONG-LIVED ASSETS
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of March 31, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews for the fiscal year ending September 30, 2010.
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
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. The carryback claim was filed with the Internal Revenue Service, and the $19.2 million refund was received in the quarter ended March 31, 2010.
7. SHORT-TERM BORROWINGS:
     As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $200 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, which is $22 million for the six months ended March 31, 2010 and $15 million for the nine months ended June 30, 2010. We are required to have a cumulative EBITDA, as defined, greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense. Inherent in these EBITDA requirements listed above, the covenant provides an adjustment to the definition of EBITDA adding back 50% of the net proceeds of our September 2009 stock offering, or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of March 31, 2010, we were in compliance with all of the credit facility covenants.
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
     The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2010, we had no long-term debt. However, we rely on our credit facility to purchase our inventory of boats. Our ability to borrow under our credit facility depends on our ability, including further actions which may be necessary, to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of the banks that are parties to that facility to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize the credit agreement to fund our operations. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
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
     During the six months ended March 31, 2009 and 2010, we recognized stock-based compensation expense of approximately $3.1 million and $2.2 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2010, was approximately $19,000. There was no income tax benefit recorded in the comparable period last year.
     Cash received from option exercises under all share-based payment arrangements for the six months ended March 31, 2009 and 2010, was approximately $421,000 and $736,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
9. THE INCENTIVE STOCK PLANS:
     During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (2007 Plan), which replaced our 1998 Incentive Stock Plan (1998 Plan). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively, awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2009 through March 31, 2010:

					Weighted
					Average
				Weighted	Remaining
	Shares		Aggregate	Average	Contractual
	Available	Options	Intrinsic Value	Exercise	Life
	for Grant	Outstanding	(in thousands)	Price	(in years)

Balance at September 30, 2009	1,007,875	1,995,194	$5,173	$10.37	7.0
Options granted	(396,300)	396,300		$7.60
Options cancelled/forfeited/expired	53,740	(53,740)		$14.80
Restricted stock awards forfeited	1,576	—		—
Options exercised	—	(122,822)		$5.02

Balance at March 31, 2010	666,891	2,214,932	$9,528	$10.05	7.2

Exercisable at March 31, 2010		1,064,568	$3,374	$12.74	5.6

     The weighted-average grant date fair value of options granted during the six months ended March 31, 2009 and 2010 was $1.73 and $5.18, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $607,000. There were no options exercised during the six months ended March 31, 2009.
     As of March 31, 2009 and 2010, there was approximately $2.4 million and $1.6 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.8 years and 3.1 years, respectively. The total fair value of options vested during the six months ended March 31, 2010 was approximately $1.5 million. There was no fair value associated with options that vested during the six months ended March 31, 2009 since the grant price was in excess of the market price.

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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	2.7%	2.2%	2.3%
Volatility	71.3%	86.0%	63.5%	85.8%
Expected life	5 years	5 years	6 years	5 years
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	.15%	1.3%	.15%
Volatility	178.6%	77.5%	178.6%	77.5%
Expected life	six months	six months	six months	six months
11. RESTRICTED STOCK AWARDS:
     We have granted non-vested (restricted) stock awards or restricted stock units (collectively, restricted stock awards) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics must be achieved by September 2011, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. Certain awards granted in fiscal 2010 require a minimum level of performance by our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.

     We accounted for the restricted stock awards granted during fiscal 2007, 2008, and 2009 using the measurement and recognition provisions of SFAS 123R. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2009 through March 31, 2010:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested balance at September 30, 2009	520,070	$22.65
Changes during the period
Awards granted	119,100	$7.00
Awards vested	(187,142)	$21.13
Awards forfeited	(1,576)	$15.59

Non-vested balance at March 31, 2010	450,452	$18.19

     As of March 31, 2010, we had approximately $2.6 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.1 years.
12. NET INCOME/LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Weighted average common shares outstanding used in calculating basic income (loss) per share	18,512,104	21,982,631	18,465,325	21,888,574
Effect of dilutive options	—	—	—	632,997

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	18,512,104	21,982,631	18,465,325	22,521,571

     Options to purchase 2,274,842 and 1,433,992 shares of common stock were outstanding at March 31, 2009 and 2010, respectively, but were not included in the computation of income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at March 31, 2010. While it is not feasible to determine the actual outcome of these actions as of March 31, 2010, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
General
     We are the largest recreational boat retailer in the United States with fiscal 2009 revenue in excess of $588 million. Through 56 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations.
     MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009 and to date in 2010.
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
     Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009 and to date in 2010. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
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
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of March 31, 2010. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and March 31, 2010, our lower of cost or market valuation allowance was $17.7 million and $12.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of March 31, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews for the fiscal year ending September 30, 2010.
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
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. The carryback claim was filed with the Internal Revenue Service, and the $19.2 million refund was received in the quarter ended March 31, 2010.
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
Consolidated Results of Operations
     The following discussion compares the three and six months ended March 31, 2010 with the three and six months ended March 31, 2009 and should be read in conjunction with the condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
     Revenue. Revenue decreased $19.5 million, or 15.0%, to $110.1 million for the three months ended March 31, 2010 from $129.6 million for the three months ended March 31, 2009. Of this decrease, $6.1 million was attributable to a 5.3% decline in comparable-store sales and approximately $13.4 million, net, was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the three months ended March 31, 2010. The decline in our comparable-store sales was due to the widely reported soft economic conditions and difficult retail financing environment, which have adversely impacted our retail sales. Additionally, adverse weather conditions in most of our markets negatively impacted our sales during the quarter.
     Gross Profit. Gross profit increased $4.5 million, or 22.8%, to $24.2 million for the three months ended March 31, 2010 from $19.7 million for the three months ended March 31, 2009. Gross profit as a percentage of revenue increased to 22.0% for the three months ended March 31, 2010 from 15.2% for the three months ended March 31, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we have taken to dramatically reduce inventory levels and improve its aging. These actions resulted in generally increasing gross profits, as illustrated this quarter.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $6.8 million, or 18.5%, to $29.6 million for the three months ended March 31, 2010 from $36.4 million for the three months ended March 31, 2009. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 1.2% to 26.9% for the three months ended March 31, 2010 from 28.1% for the three months ended March 31, 2009 as a result of our reduced cost structure. The overall decrease in selling, general, and administrative expenses resulted from expense reductions and store closures that occurred during fiscal 2009. We operated 74 locations at the end of March 2009 compared with 56 locations at the end of March 2010. Additionally, with store closures, we have reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The March 31, 2009 period contained approximately $900,000 in store closing costs.
     Interest Expense. Interest expense decreased $2.7 million, or 72.0%, to $1.1 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009. The decrease was primarily a result of decreased borrowings under our credit facility. Interest expense as a percentage of revenue decreased to 1.0% for the three months ended March 31, 2010 from 2.9% for the three months ended March 31, 2009 because of the reductions in the average borrowings on our credit facility.
     Income Tax Benefit. Income tax expense stayed flat, decreasing to a tax benefit of $146,000 for the three months ended March 31, 2010 from a tax benefit of $151,000 for the three months ended March 31, 2009. Our effective income tax rate was low for both the three months ended March 31, 2010 and 2009, respectively, primarily due to the limitations on our net operating loss carryback, which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.

Six Months Ended March 31, 2010 Compared with Six Months Ended March 31, 2009
     Revenue. Revenue decreased $19.2 million, or 8.4%, to $210.6 million for the six months ended March 31, 2010 from $229.8 million for the six months ended March 31, 2009. Of this decrease, $24.6 million was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the six months ended March 31, 2010. The overall decrease was partially offset by an increase of $5.3 million, or 2.6% attributable to comparable-store sales. The increase in our comparable-store sales was due to our sales efforts, the delivery of certain previously ordered yachts, and modest improvements in the retail sales environment.
     Gross Profit. Gross profit increased $2.8 million, or 6.4% to $46.2 million for the six months ended March 31, 2010 from $43.4 million for the six months ended March 31, 2009. Gross profit as a percentage of revenue increased to 21.9% for the six months ended March 31, 2010 from 18.9% for the six months ended March 31, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we have taken to dramatically reduce inventory levels and improve its aging. These actions resulted in generally increasing gross profits, as illustrated during the period.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $15.9 million, or 21.2%, to $59.3 million for the six months ended March 31, 2010 from $75.2 million for the six months ended March 31, 2009. The overall decrease in selling, general, and administrative expenses resulted from the strategic store reductions that we enacted throughout our 2009 fiscal year. We operated 74 locations at the end of March 2009 compared with 56 locations at the end of March 2010. Additionally, with reductions in workforce, we reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The March 31, 2009 period contained approximately $1.3 million in store closing costs. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 4.6% to 28.1% for the six months ended March 31, 2010 from 32.7% for the six months ended March 31, 2009, as a result of our reduced cost structure.
     Interest Expense. Interest expense decreased $5.3 million, or 67.8%, to $2.5 million for the six months ended March 31, 2010 from $7.8 million for the six months ended March 31, 2009. The decrease was primarily a result of decreased borrowings under our credit facility. Interest expense as a percentage of revenue decreased to 1.2% for the six months ended March 31, 2010 from 3.4% for the six months ended March 31, 2009 because of the reductions in the average borrowings on our credit facility.
     Income Tax Benefit. Our income tax benefit for the six months ended March 31, 2010 was $19.4 million compared with $5.0 million for the six months ended March 31, 2009. The increase in our tax benefit was due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the Act was enacted. The carryback claim was filed with the Internal Revenue Service, and the $19.2 million refund was received in the quarter ended March 31, 2010.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At March 31, 2010, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.

     For the six months ended March 31, 2010, cash provided by operating activities approximated $80.2 million. For the six months ended March 31, 2010, cash provided by operating activities was primarily related to a decrease in inventories, due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, a decrease in income tax receivable, an increase in our accounts payable, and an increase in customer deposits. For the six months ended March 31, 2009, cash provided by operating activities approximated $64.8 million. For the six months ended March 31, 2009, cash provided by operating activities was primarily generated by the reductions in inventories and increase in accounts payable, partially offset by the net loss for the period.
     For the six months ended March 31, 2009 and 2010, cash used in investing activities approximated $1.5 million and $703,000, respectively, and was primarily used to purchase property and equipment associated with improving existing retail facilities.
     For the six months ended March 31, 2009 and 2010, cash used in financing activities approximated $78.6 million and $88.2 million, respectively, and was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.
     As amended, our credit facility provides for a line of credit with asset-based borrowing availability up to approximately $200 million, stepping down to $175 million by September 30, 2010, with interim decreases between such dates. The amended facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1; that our current ratio must be greater than 1.25 to 1 or 1.20 to 1 depending on the time of year; and that our maximum EBITDA loss and annual EBITDA, both as defined in the agreement, comply with certain thresholds as described below. The EBITDA covenant requires that we do not exceed the allowable cumulative negative EBITDA, as defined in the agreement, which is $22 million for the six months ended March 31, 2010 and $15 million for the nine months ended June 30, 2010. We are required to have a cumulative EBITDA, as defined, greater than or equal to our interest expense for the fiscal year ending September 30, 2010. EBITDA, as defined in the agreement, is our earnings before interest, taxes, depreciation, and amortization plus an add back for stock-based compensation expense. Inherent in these EBITDA requirements listed above, the covenant provides an adjustment to the definition of EBITDA adding back 50% of the net proceeds of our September 2009 stock offering, or approximately $10 million. The amended facility provides for a variable interest rate margin of LIBOR plus 490 basis points through September 30, 2010 and thereafter at LIBOR plus 150 to 400 basis points, depending upon our financial and operating performance. The amended facility matures in May 2011, but includes two one-year renewal options, subject to lender approval. As of March 31, 2010, we were in compliance with all of the credit facility covenants.
     As of March 31, 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $53.0 million. At March 31, 2009 and 2010, the interest rate on the outstanding short-term borrowings was 4.7% and 5.1%, respectively. At March 31, 2010, our additional available borrowings under our credit facility were approximately $100.0 million.
     We issued a total of 326,395 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the six months ended March 31, 2010 for approximately $736,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

Impact of Seasonality and Weather on Operations
     Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States or close retail locations in warm climates.
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
     At March 31, 2010, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $500,000 in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2010 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
     During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
CEO and CFO Certifications
     Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and the Chief Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
May 7, 2010	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)