Form 10-Q
period 2010-06-30
MARINEMAX INC
filed 2010-08-09
CIK 1057060

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.
Commission File Number. 1-14173
MARINEMAX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)
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
Yes ☐    No ☑
The number of outstanding shares of the registrant’s Common Stock on July 31, 2010 was 22,135,831.

MARINEMAX, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue	$151,514	$115,383	$381,346	$325,948
Cost of sales	118,898	80,829	305,313	245,217

Gross profit	32,616	34,554	76,033	80,731

Selling, general, and administrative expenses	38,975	33,340	114,197	92,600

Income (loss) from operations	(6,359)	1,214	(38,164)	(11,869)

Interest expense	3,380	702	11,216	3,223

Income (loss) before income tax benefit	(9,739)	512	(49,380)	(15,092)

Income tax benefit	559	—	5,591	19,419

Net income (loss)	$(9,180)	$512	$(43,789)	$4,327

Basic net income (loss) per common share	$(0.49)	$0.02	$(2.37)	$0.20

Diluted net income (loss) per common share	$(0.49)	$0.02	$(2.37)	$0.19

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	18,575,332	22,077,086	18,502,933	21,951,424

Diluted	18,575,332	22,793,218	18,502,933	22,612,105

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2009	June 30, 2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,508	$24,356
Accounts receivable, net	35,497	19,388
Income tax receivable	9,983	—
Inventories, net	205,934	181,388
Prepaid expenses and other current assets	12,314	10,725

Total current assets	289,236	235,857

Property and equipment, net	102,316	98,465
Other long-term assets	2,092	2,205

Total assets	$393,644	$336,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,847	$28,597
Customer deposits	4,882	16,478
Accrued expenses	29,328	24,881
Short-term borrowings	142,000	57,212

Total current liabilities	192,057	127,168

Other long-term liabilities	3,831	2,672

Total liabilities	195,888	129,840

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2009 and June 30, 2010	—	—
Common stock, $.001 par value, 24,000,000 and 40,000,000 shares authorized, 22,496,659 and 22,922,706 shares issued and 21,705,759 and 22,131,806 shares outstanding at September 30, 2009 and June 30, 2010, respectively	22	23
Additional paid-in capital	204,772	209,375
Retained earnings	8,772	13,099
Treasury stock, at cost, 790,900 shares held at September 30, 2009 and June 30, 2010	(15,810)	(15,810)

Total stockholders’ equity	197,756	206,687

Total liabilities and stockholders’ equity	$393,644	$336,527

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2009	21,705,759	$22	$204,772	$8,772	$(15,810)	$197,756

Net income	—	—	—	4,327	—	4,327
Shares issued pursuant to employee stock purchase plan	172,371	1	483	—	—	484
Shares issued upon exercise of stock options	178,448	—	949	—	—	949
Net shares issued upon the vesting of equity awards	70,206	—	(104)	—	—	(104)
Stock-based compensation	5,022	—	3,256	—	—	3,256
Tax benefits of options exercised	—	—	19	—	—	19

BALANCE, June 30, 2010	22,131,806	$23	$209,375	$13,099	$(15,810)	$206,687

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,789)	$4,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,072	5,690
Deferred income tax provision	9	—
(Gain) loss on sale of property and equipment	(89)	25
Loss on extinguishment and modification of debt and short-term borrowings	389	1,023
Stock-based compensation expense	4,289	3,256
Excess tax benefits from options exercised	—	19
Excess tax benefits from stock-based compensation	—	(19)
(Increase) decrease in —
Accounts receivable, net	1,610	16,109
Income tax receivable	—	9,983
Inventories, net	128,780	24,546
Prepaid expenses and other assets	(833)	(196)
(Decrease) increase in —
Accounts payable	12,271	12,750
Customer deposits	(440)	11,596
Accrued expenses	(240)	(5,606)

Net cash provided by operating activities	109,029	83,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,926)	(1,186)
Proceeds from sale of property and equipment	134	31

Net cash used in investing activities	(1,792)	(1,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on short-term borrowings	(122,000)	(84,788)
Debt modification costs	(2,354)	(60)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	678	1,329
Excess tax benefits from options exercised	—	19

Net cash used in financing activities	(123,676)	(83,500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,439)	(1,152)
CASH AND CASH EQUIVALENTS, beginning of period	30,264	25,508

CASH AND CASH EQUIVALENTS, end of period	$13,825	$24,356

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$11,313	$3,751
Income taxes	$83	$31
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. COMPANY BACKGROUND:
     We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2010, we operated through 56 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
     We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 51% of our revenue in fiscal 2009. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 6% of all Brunswick marine sales, including approximately 31% of its Sea Ray boat sales, during our 2009 fiscal year.
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
     As is typical in the industry, we deal with manufacturers, other than Sea Ray, Boston Whaler, Hatteras, Cabo, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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

     Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, and to date in 2010. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited consolidated financial statements. As of June 30, 2010, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at June 30, 2010 approximate fair value due either to length of maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected in future periods.
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
     Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies), and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).
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
3. INVENTORIES
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-in’s, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and June 30, 2010, our lower of cost or market valuation allowance was $17.7 million and $8.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
4. IMPAIRMENT OF LONG-LIVED ASSETS
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews for the fiscal year ending September 30, 2010.
5. INCOME TAXES:
     We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.
     Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
6. SHORT-TERM BORROWINGS:
     In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013 and may be extended for two one-year periods, subject to GECDF approval.
     The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1 and that our current ratio must be greater than 1.2 to 1. As of June 30, 2010, we were in compliance with all of the Credit Facility covenants. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

     Advances will be initiated by the acquisition of eligible new and used inventory or will be advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged as collateral under the Credit Facility.
     The Credit Facility replaces our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The prior credit facility had certain financial covenants as specified in the agreement. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR. During the quarter ended June 30, 2010, we accelerated the amortization of the prior credit facility loan costs of approximately $1.0 million.
     As of June 30, 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $57.2 million. At June 30, 2009 and 2010, the interest rate on the outstanding short-term borrowings was 4.6% and 4.1%, respectively. At June 30, 2010, our additional available borrowings under our Credit Facility were approximately $42.8 million.
     As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer but generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lender.
     The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2010, we had no long-term debt. However, we rely on our Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Credit Facility also depends upon the ability of GECDF to meet its funding commitments, particularly if it experiences shortages of capital or experiences excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our Credit Facility to fund our operations. Any inability to utilize our Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.
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
7.	STOCK-BASED COMPENSATION:
     We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
     During the nine months ended June 30, 2009 and 2010, we recognized stock-based compensation expense of approximately $4.3 million and $3.3 million, respectively, in selling, general, and administrative expenses on the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2010 was approximately $19,000. There was no income tax benefit recorded in the comparable period last year.
     Cash received from option exercises under all share-based payment arrangements for the nine months ended June 30, 2009 and 2010, was approximately $678,000 and $1.3 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
8.	THE INCENTIVE STOCK PLANS:
     During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (“2007 Plan”), which replaced our 1998 Incentive Stock Plan (“1998 Plan”). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively, awards), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or when the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
     The following table summarizes option activity from September 30, 2009 through June 30, 2010:

					Weighted Average
			Aggregate Intrinsic		Remaining
	Shares Available		Value (in	Weighted Average	Contractual Life
	for Grant	Options Outstanding	thousands)	Exercise Price	(in years)
Balance at September 30, 2009	1,007,875	1,995,194	$5,173	$10.37	7.0
Options granted	(432,300)	432,300		$7.93
Options cancelled/forfeited/expired	103,268	(103,268)		$12.94
Restricted stock awards forfeited	1,576	—		—
Options exercised	—	(178,448)		$5.15

Balance at June 30, 2010	680,419	2,145,778	$3,714	$10.16	7.0

Exercisable at June 30, 2010		1,135,278	$1,528	$12.75	5.6

     The weighted-average grant date fair value of options granted during the nine months ended June 30, 2009 and 2010 was $1.74 and $5.41, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2009 and 2010 was approximately $3,900 and $900,000, respectively.
     As of June 30, 2009 and 2010, there was approximately $1.6 million of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively. The total fair value of options vested during the nine months ended June 30, 2010 was approximately $2.2 million. There was no fair value associated with options that vested during the nine months ended June 30, 2009 since the grant price was in excess of the market price.

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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	2.4%	2.2%	2.3%
Volatility	82.8%	86.2%	63.6%	85.8%
Expected life	5 years	5 years	6 years	5 years
9.	EMPLOYEE STOCK PURCHASE PLAN:
     During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). The Stock Purchase Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
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
     The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	.24%	0.5%	.18%
Volatility	149.7%	61.4%	169.1%	71.3%
Expected life	six months	six months	six months	six months
10.	RESTRICTED STOCK AWARDS:
     We have granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics must be achieved by September 2011, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. Certain awards granted in fiscal 2010 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.

     We accounted for the restricted stock awards granted during fiscal 2007, 2008, and 2009 using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
     The following table summarizes restricted stock award activity from September 30, 2009 through June 30, 2010:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested balance at September 30, 2009	520,070	$22.65
Changes during the period
Awards granted	119,100	$7.00
Awards vested	(187,142)	$21.13
Awards forfeited	(1,576)	$15.59

Non-vested balance at June 30, 2010	450,452	$18.19

     As of June 30, 2010, we had approximately $2.3 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.0 years.
11.	NET INCOME/LOSS PER SHARE:
     The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Weighted average common shares outstanding used in calculating basic income (loss) per share	18,575,332	22,077,086	18,502,933	21,951,424
Effect of dilutive options	—	716,132	—	660,681

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	18,575,332	22,793,218	18,502,933	22,612,105

     Options to purchase 1,982,300 and 1,294,519 shares of common stock were outstanding at June 30, 2009 and 2010, respectively, but were not included in the computation of income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.
12.	COMMITMENTS AND CONTINGENCIES:
     We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at June 30, 2010. While it is not feasible to determine the actual outcome of these actions as of June 30, 2010, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our ability to capitalize on our core strengths to substantially outperform the industry and result in leading market share, our ability to align our retailing strategies with the desire of consumers to produce leading market share, our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue, and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential as general economic trends improve. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
     MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008 and 2009 and to date in 2010.
     General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 44%, 43%, and 45% of our revenue during fiscal 2007, 2008, and 2009, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, and environmental conditions, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.
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
     Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2010. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
Vendor Consideration Received
     We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition, Customer Payments and Incentives” (“ASC 605-50”), previously referred to as Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.
Inventories
     Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and June 30, 2010, our lower of cost or market valuation allowance was $17.7 million and $8.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
     FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews for the fiscal year ending September 30, 2010.
Income Taxes
     We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.
     Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.
     The Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the Act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
Stock-Based Compensation
     We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”), previously referred to as Statement of

Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
Consolidated Results of Operations
     The following discussion compares the three and nine months ended June 30, 2010 with the three and nine months ended June 30, 2009 and should be read in conjunction with the condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
     Revenue. Revenue decreased $36.1 million, or 23.8%, to $115.4 million for the three months ended June 30, 2010 from $151.5 million for the three months ended June 30, 2009. Of this decrease, $23.8 million was attributable to a 17.2% decline in comparable-store sales and approximately $12.3 million, net, was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the three months ended June 30, 2010. The decline in our comparable-store sales was due to the ongoing economic pressure on our industry, a difficult retail financing environment, and the impact of the BP oil spill in the Gulf of Mexico on customer’s purchasing decisions, all of which have adversely impacted our retail sales.
     Gross Profit. Gross profit increased $1.9 million, or 5.9%, to $34.5 million for the three months ended June 30, 2010 from $32.6 million for the three months ended June 30, 2009. Gross profit as a percentage of revenue increased to 30.0% for the three months ended June 30, 2010 from 21.5% for the three months ended June 30, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we have taken to dramatically reduce inventory levels and improve its aging. This has resulted in a reduction in the amounts of discounting required on new and used boat sales. Gross profit has also been positively impacted by a product mix shift from boat sales to our higher margin brokerage services, finance and insurance products, and service, parts and accessories products. As these higher margin businesses become a larger component of our overall revenue, our overall gross profit will increase accordingly.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $5.7 million, or 14.4%, to $33.3 million for the three months ended June 30, 2010 from $39.0 million for the three months ended June 30, 2009. Selling, general, and administrative expenses as a percentage of revenue increased approximately 3.2% to 28.9% for the three months ended June 30, 2010 from 25.7% for the three months ended June 30, 2009. This increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the same-store sales decline, which resulted in a reduction in our ability to leverage our expense structure. The reduction in the dollar level of selling, general, and administrative expenses resulted from expense reductions and store closures that occurred during fiscal 2009. We operated 65 locations at the end of June 2009 compared with 56 locations at the end of June 2010. Associated with the store closures, we have reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The three months ended June 30, 2009 included approximately $2.0 million in store closing costs. Additionally, the three months ended June 30, 2010 included approximately $1.0 million of debt extinguishment costs related to our previous credit facility.
     Interest Expense. Interest expense decreased $2.7 million, or 79.0%, to $702,000 for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. The decrease was primarily a result of decreased borrowings under our credit facility. Interest expense as a percentage of revenue decreased to 0.6% for the three months ended June 30, 2010 from 2.2% for the three months ended June 30, 2009 because of the reductions in the average borrowings on our credit facility.
     Income Tax Benefit. We had no income tax expense for the three months ended June 30, 2010 compared to a tax benefit of $559,000 for the three months ended June 30, 2009. Our effective income tax rate was low for both the three months ended June 30, 2010 and 2009, primarily due to the limitations on our net operating loss carryback, which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.
Nine Months Ended June 30, 2010 Compared with Nine Months Ended June 30, 2009
     Revenue. Revenue decreased $55.4 million, or 14.5%, to $325.9 million for the nine months ended June 30, 2010 from $381.3 million for the nine months ended June 30, 2009. Of this decrease, $18.5 million was attributable to a 5.4% decline in comparable-store sales and approximately $36.9 million, net, was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the nine months ended June 30, 2010. The decline in our comparable-store sales was due to the ongoing economic pressure on our industry, a difficult retail financing environment, and the impact of the BP oil spill in the Gulf of Mexico on customer’s purchasing decisions, all of which have adversely impacted our retail sales.
     Gross Profit. Gross profit increased $4.7 million, or 6.2% to $80.7 million for the nine months ended June 30, 2010 from $76.0 million for the nine months ended June 30, 2009. Gross profit as a percentage of revenue increased to 24.8% for the nine months ended June 30, 2010 from 19.9% for the nine months ended June 30, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we have taken to dramatically reduce inventory levels and improve its aging. This has resulted in a reduction in the amounts of discounting required on new and used boat sales. Gross profit has also been positively impacted by a product mix shift from boat sales to our higher margin brokerage services, finance and insurance products, and service, parts and accessories products. As these higher margin businesses become a larger component of our overall revenue, our overall gross profit will increase accordingly.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $21.6 million, or 18.9%, to $92.6 million for the nine months ended June 30, 2010 from $114.2 million for the nine months ended June 30, 2009. The overall decrease in selling, general, and administrative expenses resulted from the strategic store reductions that we enacted throughout our 2009 fiscal year. We operated 65 locations at the end of June 2009 compared with 56 locations at the end of June 2010. Additionally, with reductions in workforce, we reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The nine months ended June 30, 2009 included approximately $3.4 million in store closing costs. Additionally, the nine months ended June 30, 2010 included approximately $1.0 million of debt extinguishment costs related to our previous credit facility. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 1.6% to 28.4% for the nine months ended June 30, 2010 from 30.0% for the nine months ended June 30, 2009, as a result of our reduced cost structure.
     Interest Expense. Interest expense decreased $8.0 million, or 71.2%, to $3.2 million for the nine months ended June 30, 2010 from $11.2 million for the nine months ended June 30, 2009. The decrease was primarily a result of decreased borrowings under our credit facility. Interest expense as a percentage of revenue decreased to 1.0% for the nine months ended June 30, 2010 from 2.9% for the nine months ended June 30, 2009 because of the reductions in the average borrowings on our credit facility.
     Income Tax Benefit. Our income tax benefit for the nine months ended June 30, 2010 was $19.4 million compared with $5.6 million for the nine months ended June 30, 2009. The increase in our tax benefit was due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was signed into law in November 2009. The Act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the Act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
Liquidity and Capital Resources
     Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At June 30, 2010, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
     For the nine months ended June 30, 2010, cash provided by operating activities approximated $83.5 million. For the nine months ended June 30, 2010, cash provided by operating activities was primarily related to a decrease in inventories due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, a decrease in income tax receivable, an increase in our accounts payable, and an increase in customer deposits. For the nine months ended June 30, 2009, cash provided by operating activities approximated $109.0 million. For the nine months ended June 30, 2009, cash provided by operating activities was primarily generated by the reductions in inventories and increase in accounts payable, partially offset by the net loss for the period.
     For the nine months ended June 30, 2009 and 2010, cash used in investing activities approximated $1.8 million and $1.2 million, respectively, and was primarily used to purchase property and equipment associated with improving existing retail facilities.
     For the nine months ended June 30, 2009 and 2010, cash used in financing activities approximated $123.7 million and $83.5 million, respectively, and was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.
     In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013 and may be extended for two one-year periods, subject to GECDF approval.
     The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1 and that our current ratio must be greater than 1.2 to 1. As of June 30, 2010, we were in compliance with all of the Credit Facility covenants. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.
     Advances will be initiated by the acquisition of eligible new and used inventory or will be advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged as collateral under the Credit Facility.
     The Credit Facility replaces our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The prior credit facility had certain financial covenants as specified in the agreement. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR. During the quarter ended June 30, 2010, we accelerated the amortization of the prior credit facility loan costs of approximately $1.0 million.
     The foregoing description of the Credit Facility is only a summary and is qualified in its entirety by reference to the full text of the Credit Facility, attached hereto as Exhibit 10.1, and the initial Program Terms Letter issued under the Credit Facility, attached hereto as Exhibit 10.2 and incorporated herein by reference.
     As of June 30, 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $57.2 million. At June 30, 2009 and 2010, the interest rate on the outstanding short-term borrowings was 4.6% and 4.1%, respectively. At June 30, 2010, our additional available borrowings under our Credit Facility were approximately $42.8 million.
     We issued a total of 421,025 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the nine months ended June 30, 2010 for approximately $1.3 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2010, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $600,000 in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2010 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
     During the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
CEO and CFO Certifications
     Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and the Chief Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Not applicable.
ITEM 1A. RISK FACTORS
          Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
10.1	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. †

10.2	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
August 9, 2010	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)