Form 10-K
period 2010-09-30
MARINEMAX INC
filed 2010-12-02
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (18,250,797 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $196,378,576. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2010, there were outstanding 23,064,673 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended September 30, 2010

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 56 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, offer slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 41% of our revenue in fiscal 2010. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2010 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 20 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2010 was approximately $145,000, an increase of approximately 9% from fiscal 2009, compared with the industry average calendar 2009 selling price of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $8.8 million in annual sales in fiscal 2010. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales decreased 29% in fiscal 2009 and 17% in fiscal 2010.

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

The U.S. recreational boating industry generated approximately $30.8 billion in retail sales in calendar 2009, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $22.4 billion of these sales in 2009 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, customer training, superior customer service, company-led events called Getaways!, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	offering additional products and services, including those involving higher profit margins;

•	expanding our Internet marketing;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities in our existing and new territories;

•	emphasizing employee recruitment, training, and development;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing information technology throughout operations, which facilitates the interchange of information sharing and enhances cross-selling opportunities throughout our company.

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

We continually attempt to enhance our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax Value Price hassle-free sales approach, and emphasizing the highest level of customer service and customer satisfaction.

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

Acquired Companies	Acquisition Date	Geographic Region

Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.(1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.(2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(3)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc.

(2)	We subsequently closed the operations of Duce Marine, Inc.

(3)	Joint venture

Apart from acquisitions, we have opened 28 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 47 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

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

Product Line	Fiscal Year	Geographic Regions

Boston Whaler	1998	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft	2004	Minnesota
Boston Whaler	2005	Houston and Dallas, Texas
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona, and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris FloteBote	2010	Arizona, Missouri, Minnesota, New Jersey, and Tennessee
Malibu	2010	Arizona
Axis	2010	Arizona
Nautique by Correct Craft	2010	Georgia and Minnesota
Bayliner	2010	New York
Meridian Yachts	2010	California

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

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions. Substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increases in fuel prices, lower credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009 including significant losses, and a pre-tax loss in the fiscal year ended September 30, 2010.

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

Despite the foregoing actions, we are maintaining our core values of customer service and satisfaction and plan to continue to pursue strategies that will enable us to achieve long-term growth. As noted in the earlier table, we have capitalized on several brand expansion opportunities in the markets in which we operate. We believe these expansions will strengthen our same store sales growth when the industry recovers. We also believe that we are well positioned for long-term success and growth when economic conditions improve. Upon a return to more normal economic conditions, we plan to resume expanding our business through acquisitions in new geographical territories, and new store openings in existing territories. In addition, we plan to continue to expand other services, including conducting used boat sales; offering yacht and boat brokerage services; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; selling related marine products, including engines, trailers, parts, and accessories; providing maintenance and repair services at our retail locations and at stand-alone service facilities; and expanding our ability to provide slip and storage accommodations. Our expansion plans will depend upon the return of normal economic conditions.

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

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission, or SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on June 1, 2010.

General

We are the largest recreational boat dealer in the United States. Through 56 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we arrange related boat and yacht financing, insurance, and extended service contracts; provide repair and maintenance services; offer boat and yacht brokerage services; and, where available, slip and storage accommodations.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 41% of our revenue in fiscal 2010. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2010 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our markets, including our locations in the states of New York, North Carolina, South Carolina, and portions of the states of Florida, California, and Texas; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $30.8 billion in retail sales in calendar 2009, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $22.4 billion of such sales in 2009. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, 2007, 2008, 2009, and 2010.

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

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.  We plan to continue to offer additional product lines and services throughout our dealerships or, when appropriate, in selected dealerships. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also may obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory. We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses. We also are implementing aggressive programs to increase substantially the sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products.

Marketing over the Internet.  Our web initiatives span across multiple websites, including our core site, www.MarineMax.com. The websites provide customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores with leads to potential customers for new and used boats, brokerage services, finance and insurance products, and repair and maintenance services. In addition, we utilize various feeder websites and social networking websites to drive additional traffic and leads for our various product and service offerings. As mentioned above, we also maintain multiple online storefronts for customers to purchase a wide variety of boating parts and accessories.

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

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets when markets conditions improve. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 28 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 47 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

Emphasizing Employee Recruiting, Training, and Development.  We devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position and to train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible. Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online. MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Cabo Yachts, Hatteras Yachts, and Meridian Yachts. In fiscal 2010, we derived approximately 41% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 7% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2010, new boat sales accounted for 54.4% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2010 average new boat sales price of approximately $145,000, an increase of approximately 9% from fiscal 2009, compared with an estimated industry average calendar 2009 selling price of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Manufacturer Suggested
Product Line and Trade Name	Overall Length	Retail Price Range

Motor Yachts
Hatteras Motor Yachts	54’ to 100’+	$3,000,000 to $10,000,000+
Azimut	38’ to 116’+	790,000 to 12,000,000+
Convertibles
Hatteras Convertibles	54’ to 77’+	2,300,000 to 7,000,000+
Cabo	32’ to 52’	475,000 to 2,000,000+
Pleasure Boats
Sea Ray	17’ to 61’	21,000 to 2,500,000
Meridian	34’ to 59’	300,000 to 1,600,000
Fishing Boats
Boston Whaler	11’ to 37’	8,000 to 400,000
Grady White	18’ to 36’	40,000 to 500,000
Ski Boats
Malibu	20’ to 25’	44,000 to 88,000
Axis	20’ to 22’	35,000 to 38,000
Nautique by Correct Craft	21’ to 25’	57,000 to 105,000

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

Ski Boats.  The ski boats we offer, such as Malibu, Axis, and Nautique by Correct Craft, range from entry level models to advanced models, all of which are designed to achieve an ultimate wake for increased skier and wakeboarder performance and safety. With a variety of designs and options, the ski boats we offer will appeal to the competitor and recreational user alike.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2010, used boat sales accounted for 24.0% of our revenue, and 73.1% of the used boats we sold were Brunswick models.

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

To further enhance our used boat sales, we launched a Premium Certified Pre-Owned Program, or PCPO, in fiscal 2008. Generally, PCPO boats are less than four years old, have passed a 150- point inspection, and carry a one year warranty. Additionally, we offer the Sea Ray Legacy warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe these programs enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to complete their purchases through our Sea Ray dealerships.

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

The sale of marine engines, related marine equipment, and boating accessories accounted for 6.4% of our fiscal 2010 revenue.

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

Maintenance, repair, and storage services accounted for 9.8% of our revenue during fiscal 2010. This includes warranty and non-warranty services.

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

During fiscal 2010, fee income generated from F&I products accounted for 2.7% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on the “BUC” system, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. The BUC system, which is similar to a real estate multiple listing service, is a national boat or yacht listing service of approximately 900 brokers maintained by BUC International. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2010, brokerage services accounted for 2.7% of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 56 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay, Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, and Table Rock Lake in Missouri; Barnegat Bay, the Hudson River, Lake Hopatcong, Little Egg Harbor, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; the Intracoastal Waterway in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Tennessee River in Tennessee; and Clear Lake, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We sell our boats at posted MarineMax Value Prices that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut-Benetti Group, Grady White, and Tracker Marine. In fiscal 2010, sales of new Brunswick boats accounted for approximately 41% of our revenue. No purchases of new boats and other marine-related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2010. We believe our Sea Ray boat purchases represented approximately 46% of Sea Ray’s new boat sales and approximately 7% of all Brunswick marine product sales during fiscal 2010.

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

Upon the completion of the Surfside-3 acquisition in March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line in the Northeast United States. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

We are party to an Inventory Financing Agreement with GE Commercial Distribution Finance Company, or GECDF. The credit facility provides a floor plan financing commitment of $100 million and allows us to request a

$50 million increase to this commitment under an accordion feature, subject to GECDF approval. The credit facility matures on June 24, 2013 and is subject to extension for two one-year periods, subject to GECDF approval.

The interest rate for amounts outstanding under the credit facility is 378 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the line.

The credit facility has certain financial covenants. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2010, we were in compliance with all the covenants under the credit facility.

The initial advance under the credit facility was used to pay off our prior credit facility. Subsequent advances will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type of inventory and the value of the inventory.

The collateral for the credit facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the credit facility.

At September 30, 2010, we owed an aggregate of $93.8 million under our credit facility and were in compliance with all of the credit facility covenants. Advances under the facility accrued interest at a rate of 4.0% as of September 30, 2010, and the credit facility provided us with an additional net borrowing availability of approximately $4.2 million. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2009.

On October 7, 2010, we entered into an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate.

Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the original invoice date. Advances on used inventory will mature 366 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged for collateral for the CGI Facility. We must maintain compliance with various covenants, including balance sheet related covenants of current and leverage ratios, as defined in the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

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

Employees

As of September 30, 2010, we had 1,158 employees, 1,101 of whom were in store-level operations and 57 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2010, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 21%, 25%, 28%, and 26%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a “Superfund” site, although neither property has been nor is expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

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

We compete primarily with single-location boat dealers and, with respect to sales of marine equipment, parts, and accessories, with national specialty marine stores, catalog retailers, sporting goods stores, and mass merchants. Dealer competition continues to increase based on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that have substantial financial, marketing, and other resources. However, we believe that our integrated corporate infrastructure and marketing and sales capabilities, our cost structure, and our nationwide presence enable us to compete effectively against these companies. Private sales of used boats represent an additional significant source of competition.

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position

William H. McGill Jr.	66	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	45	Executive Vice President, Chief Financial Officer, Secretary, and Director
Edward A. Russell	50	Executive Vice President and Chief Operating Officer
Kurt M. Frahn	42	Vice President of Finance and Treasurer
Jack P. Ezzell	40	Vice President, Chief Accounting Officer, and Controller
Paulee C. Day	41	Vice President, General Counsel and Assistant Secretary

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

Edward A. Russell has served as Executive Vice President and Chief Operating Officer of our company since February 2010. Mr. Russell served as Executive Vice President of Operations and Sales of our company from February 2008 until February 2010. Mr. Russell served as Vice President of Operations of our company from March 2006 until February 2008, and as a Vice President of our company from October 22, 2002 until March 2006. Mr. Russell served as the Regional Manager of our Florida operations from August 1, 2002 until October 22, 2002 and as the District President for our Central and West Florida operations from March 1998 until August 1, 2002. Mr. Russell was an owner and General Sales Manager of Gulfwind USA Inc., one of our operating subsidiaries, now called MarineMax of Central Florida, from 1984 until its merger with our company in March 1998.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 43%, 45%, and 54% of our revenue during fiscal 2008, 2009, and 2010 respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, and 2010. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, and to $450.3 million in fiscal 2010. Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, and a net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund). These substantially deteriorating economic and financial conditions have had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales and other liquidations of excess inventory.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2010, we had no long-term debt. We rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facility reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of our lender, GECDF, to meet its funding commitments, particularly if it experiences shortages of capital or experiences excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize our credit facility to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lender. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under our credit facility or replace or supplement our credit facility, which may not be possible at all or under commercially reasonable terms.

Our credit facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The collateral for our credit facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged as collateral under our credit facility As of September 30, 2010, we were in compliance with all of the credit facility covenants and our additional available borrowings under our credit facility were approximately $4.2 million.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impacts the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2008, fiscal 2009, and fiscal 2010 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

Our strategies to enhance our performance may not be successful.

We are increasing our efforts to grow our financing and insurance, parts and accessory, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability to these higher margin businesses. In addition, we are implementing aggressive programs to substantially increase the sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products. These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats. These business initiatives will require us to add personnel, enter businesses in which we do not have extensive experience, and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian boat lines and Azimut-Benetti Group’s Azimut products.

Approximately 41% of our revenue in fiscal 2010 resulted from sales of new boats manufactured by Brunswick, including approximately 27% from Brunswick’s Sea Ray division and approximately 14% from Brunswick’s other divisions. The remainder of our fiscal 2010 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

Upon the completion of the Surfside-3 acquisition in March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the Northeast United States. In September 2008, our geographic territory was expanded to include Florida. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations, or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive, whether relating to the ability of manufacturers to pay or our ability to qualify for such incentive programs, could increase the effective cost of our boat purchases, reduce our margins and competitive position, and have a material adverse effect on our financial performance.

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

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success. Historically, affordable boat insurance has been available. With the hurricanes that have impacted the state of Florida and other markets over the past several years, insurance rates have escalated and insurance coverage has become more difficult to obtain. In addition, as a severe storm approaches land, insurance providers cease underwriting until the storm has passed. This loss of insurance prohibits lenders from lending. As a result, sales of boats can be temporarily halted making our revenue difficult to predict and potentially causing sales to be cancelled. Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

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

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing tax rates, and weak stock market performance also influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in 1988 to a low of $10.3 billion in 1992. Any increase in tax rates, including those on capital gains and dividends, particularly those on high-income taxpayers, could adversely affect our boat sales.

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

Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of borrowed funds or common stock with a sufficient market price to complete the acquisitions;

•	the ability to obtain any requisite manufacturer or governmental approvals;

•	the ability to obtain approval of our lender under our current credit agreement; and

•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangement contains financial covenants and other restrictions with which we must comply, including limitations on the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

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

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. In addition, weather and environmental conditions may adversely impact our business.

During the three-year period ended September 30, 2010, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 21%, 25%, 28%, and 26%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

Weather and environmental conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, such as the BP oil spill in the Gulf of Mexico, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and any future geographic expansion will reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance. As a result of the foregoing and other factors, our operating results in some future quarters could be below the expectations of stock market analysts and investors.

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

We face intense competition.

We operate in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented and involves intense competition for customers, product distribution rights, and suitable retail locations, particularly on or near waterways. Competition increases during periods of stagnant industry growth. During the recent recession, we have also faced competition from banks liquidating repossessed boats.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I, products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2010, F&I products accounted for 2.7% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Customer financing became more difficult to secure during fiscal 2008, which continued in fiscal 2009 and fiscal 2010.

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

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Two of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a Superfund site, although neither property has been identified as a contributor to the contamination in the area.

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

As of September 30, 2010, there were outstanding 22,148,038 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2010, we had issued options to purchase approximately 3,523,097 shares of common stock and 830,317 restricted stock awards under our incentive stock plan, and we issued 348,319 shares of common stock under our employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Our sales of Azimut-Benetti Group products may be adversely affected by fluctuations in currency exchange rates between the U.S. dollar and the euro.

Products purchased from Italy-based Azimut-Benetti Group are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. As a result, fluctuations in the value of the euro compared with the U.S. dollar may impact the price points at which we can sell profitably Azimut-Benetti Group products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for the Azimut-Benetti Group product lines. The impact of these currency fluctuations could increase, particularly if our revenue from the Azimut-Benetti Group products increase as a percentage of our total revenue. We also could incur losses from hedging transactions designed to reduce our risk to fluctuation in exchange rates. We cannot predict the effects of exchange rate fluctuations or currency rate hedges on our operating results. Therefore, in certain cases, we may, from time to time, enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with firm commitments to purchase boats and yachts from Azimut-Benetti Group. We cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida. We also lease 29 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 26 other retail locations we operate and one joint venture as noted below. Additionally, we own two retail locations that are currently closed and one retail location that is closed and available for sale.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego (Shelter Island)	Third-party lease	930	Retail and service; 20 wet slips	2005	San Diego Bay
Colorado
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	1972	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Coconut Grove	Third-party lease	2,000	Retail only; 24 wet slips	2002	Biscayne Bay
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	2,000	Retail only	2010	—
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Jacksonville	Company owned	15,000	Retail and service	2004	—
Jacksonville	Third-party lease	1,000	Retail only; 7 wet slips	1995	St Johns River
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh	Company owned	19,800	Retail and service	1958	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake

		Square		Operated
Location	Location Type	Footage(1)	Facilities at Property	Since(2)	Waterfront

Missouri
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
Kimberling City	Third-party lease	500	Retail only; 7 wet slips	2000	Table Rock Lake
New Jersey
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
New Rochelle	Third-party lease	4,650	Retail and service	2008	Long Island Sound
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Intracoastal Waterway
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Wakefield	Third-party lease	1,800	Retail only; 3 wet slips	2006	Narragansett Bay
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into with Brunswick to acquire marina and service facility.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2010, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low

2008
First quarter	$16.18	$10.38
Second quarter	$13.82	$6.99
Third quarter	$9.66	$4.92
Fourth quarter	$7.45	$1.25
2009
First quarter	$3.61	$1.19
Second quarter	$6.15	$1.84
Third quarter	$8.52	$3.01
Fourth quarter	$9.46	$6.44
2010
First quarter	$11.99	$8.63
Second quarter	$12.79	$6.91
Third quarter	$8.51	$6.17
Fourth quarter (through November 30, 2010)	$8.27	$6.85

On November 30, 2010, the closing sale price of our common stock was $7.63 per share. On November 30, 2010, there were approximately 100 record holders and approximately 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2010 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2005. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MarineMax, Inc., the Russell 2000 Index
and the NASDAQ Retail Trade Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

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

	Fiscal Year Ended September 30,
	2006	2007	2008	2009	2010
	(Amounts in thousands except share, per share, and retail location data)

Statement of Operations
Data:
Revenue	$1,213,541	$1,255,985	$885,407	$588,585	$450,340
Cost of sales	906,781	956,251	679,164	499,925	339,533

Gross profit	306,760	299,734	206,243	88,660	110,807
Selling, general, and administrative expenses	222,806	245,224	217,426	159,998	123,972
Goodwill and intangible asset impairment charge	—	—	122,091	—	—

Income (loss) from operations	83,954	54,510	(133,274)	(71,338)	(13,165)
Interest expense, net	18,616	26,955	20,164	14,064	3,926

Income (loss) before income tax provision (benefit)	65,338	27,555	(153,438)	(85,402)	(17,091)
Income tax provision (benefit)	25,956	7,486	(19,161)	(8,630)	(19,588)

Net income (loss)	$39,382	$20,069	$(134,277)	$(76,772)	$2,497

Net income (loss) per share:
Diluted	$2.08	$1.04	$(7.30)	$(4.11)	$0.11

Weighted average number of shares:
Diluted	18,928,735	19,289,231	18,391,488	18,685,423	22,597,953

Other Data (as of year-end):
Number of retail locations(1)	87	88	80	55	56
Sales per store(2)(4)	$17,064	$15,246	$12,492	$11,285	$8,779
Same-store sales growth(3)(4)	7%	(1)%	(28)%	(29)%	(17)%

	September 30,
	2006	2007	2008	2009	2010

Balance Sheet Data:
Working capital	$153,465	$170,389	$134,458	$97,179	$104,519
Total assets	801,563	825,878	661,323	393,644	336,760
Long-term debt (including current portion)(5)	37,186	30,833	—	—	—
Total stockholders’ equity	349,887	373,559	248,583	197,756	202,030

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12-month period.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.

(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2010 revenue in excess of $450 million. Through our current 56 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and, where available, offer slip and storage accommodations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009, and 2010.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 43%, 45%, and 54% of our revenue during fiscal 2008, 2009, and 2010, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, and environmental conditions, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, and 2010. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a significant portion of our retail locations, reduce our headcount, and amend and replace our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to produce such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions may yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contact or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2009 or 2010. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and 2010, our lower of cost or market valuation allowance was $17.7 million and $7.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by ASC 350, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by ASC 350. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We were not required to make any current or future cash expenditures as a result of this impairment charge.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge, see Note 6 — “Other Long-Term Assets” of Notes to Consolidated Financial Statements. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with ASC 323 and recoverability of the assets contained within the joint venture. ASC 323 requires the recognition of a loss in value of an investment, which is other than a temporary decline. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We were not required to make any current or future cash expenditures as a result of this impairment charge.

Stock-Based Compensation

We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 2 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008		2009		2010
	(Amounts in thousands)

Revenue	$885,407	100.0%	$588,585	100%	$450,340	100%
Cost of sales	679,164	76.7%	499,925	84.9%	339,533	75.4%

Gross profit	206,243	23.3%	88,660	15.1%	110,807	24.6%
Selling, general, and administrative expenses	217,426	24.6%	159,998	27.2%	123,972	27.5%
Goodwill and intangible asset impairment charge	122,091	13.8%	—	0%	—	0%

Loss from operations	(133,274)	(15.1)%	(71,338)	(12.1)%	(13,165)	(2.9)%
Interest expense	20,164	2.3%	14,064	2.4%	3,926	0.9%

Loss before income tax benefit	(153,438)	(17.3)%	(85,402)	(14.5)%	(17,091)	(3.8)%
Income tax benefit	19,161	2.2%	8,630	1.5%	19,588	4.4%

Net income (loss)	$(134,277)	(15.2)%	$(76,772)	(13.0)%	$2,497	0.6%

Fiscal Year Ended September 30, 2010 Compared with Fiscal Year Ended September 30, 2009

Revenue.  Revenue decreased $138.3 million, or 23.5%, to $450.3 million for the fiscal year ended September 30, 2010 from $588.6 million for the fiscal year ended September 30, 2009. Of this decrease, $89.0 million was attributable to a decline in comparable-store sales and $49.3 million was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the 12 months ended September 30, 2010. The decline in our comparable-store sales was due to the ongoing economic pressure on our industry caused by the widely reported recession, a difficult retail financing environment, and the impact of the BP oil spill in the Gulf of Mexico on customer’s purchasing decisions, all of which have adversely impacted our retail sales.

Gross Profit.  Gross profit increased $22.1 million, or 25.0%, to $110.8 million for the fiscal year ended September 30, 2010 from $88.7 million for the fiscal year ended September 30, 2009. Gross profit as a percentage of revenue increased to 24.6% for the fiscal year ended September 30, 2010 from 15.1% for the fiscal year ended September 30, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we have taken to dramatically reduce inventory levels and improve its aging. This has resulted in a reduction in the amount of discounting required on new and used boat sales. Gross profit has also been positively impacted by a product mix shift from boat sales to our higher margin brokerage services, finance and insurance products, and service, parts and accessories products.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $36.0 million, or 22.5%, to $124.0 million for the fiscal year ended September 30, 2010 from $160.0 million for the fiscal year ended September 30, 2009. The overall decrease in selling, general, and administrative expenses resulted from the strategic store reductions that we enacted throughout our 2009 fiscal year. Additionally, through reductions in workforce, we reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The fiscal year ended September 30, 2010 included the reversal of approximately $3.9 million of stock compensation expense, resulting from the performance criteria of certain restricted stock units no longer being probable. The fiscal year ended September 30, 2009 included approximately $6.2 million in store closing costs. Additionally, the fiscal year ended September 30, 2010 included approximately $1.2 million in store closing costs and $1.0 million of debt extinguishment costs related to our previous credit facility. Excluding these items would result in an increase of selling, general, and administrative expenses as a percentage of revenue of approximately 1.8% from 26.1% for the fiscal year ended September 30, 2009 to 27.9% for the fiscal year ended September 30, 2010. This increase in selling, general, and administrative expenses (with such adjustments) as a percentage of revenue, was primarily attributable to the reported same-store sales decline, which resulted in a reduction in our ability to leverage our expense structure.

Interest Expense.  Interest expense decreased $10.2 million, or 72.1%, to $3.9 million for the fiscal year ended September 30, 2010 from $14.1 million for the fiscal year ended September 30, 2009. The decrease was primarily a result of decreased borrowings under our credit facility. Interest expense as a percentage of revenue decreased to 0.9% for the fiscal year ended September 30, 2010 from 2.4% for the fiscal year ended September 30, 2009 because of the reductions in average borrowings on our credit facility.

Income Tax Benefit.  Our income tax benefit for the fiscal year ended September 30, 2010 was $19.6 million compared with $8.6 million for the fiscal year ended September 30, 2009. The increase in our tax benefit was primarily due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was signed into law in November 2009. The Act allowed us to carryback our 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the Act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

Fiscal Year Ended September 30, 2009 Compared with Fiscal Year Ended September 30, 2008

Revenue.  Revenue decreased $296.8 million, or 33.5%, to $588.6 million for the fiscal year ended September 30, 2009 from $885.4 million for the fiscal year ended September 30, 2008. Of this decrease, $234.4 million was attributable to a decline in comparable-store sales and $62.5 million was attributable to 26 stores closed in fiscal 2009 that were not eligible for inclusion in the comparable-store base for the 12 months ended September 30, 2009. The decline in our comparable-store sales was due to the widely reported weak economic conditions and tighter retail lending environment, which have adversely impacted our retail sales.

Gross Profit.  Gross profit decreased $117.5 million, or 57.0%, to $88.7 million for the fiscal year ended September 30, 2009 from $206.2 million for the fiscal year ended September 30, 2008. Gross profit as a percentage of revenue decreased to 15.1% for fiscal 2009 from 23.3% for fiscal 2008. The decrease in gross profit dollars reflected the combination of the significant reduction in revenue because of the soft economic environment and the decreases in gross profit percentage. The decrease in gross profit as a percentage of revenue was due to margin pressure arising from the difficult retail environment and the aggressive pricing strategy that we deployed to drive a significant reduction to our inventory levels. Additionally, during fiscal 2009, we incurred losses and increased reserves for expected losses associated with market declines in brands we no longer carry by approximately $12.6 million. Lastly, we strategically decided to forego certain manufacturer purchase incentives and ordered substantially less boats in fiscal 2009 than in fiscal 2008.

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

Income Tax Benefit.  Our income tax benefit decreased $10.5 million to a benefit of $8.6 million for the fiscal year ended September 30, 2009 from an income tax benefit of $19.2 million for the fiscal year ended September 30, 2008, primarily as a result of limitations on the carryback of our pretax loss and recording a valuation allowance on the carryforward pretax loss. The effective tax rate for the fiscal year ended September 30, 2008 differed from previous periods primarily as a result of the recording of a non-cash valuation allowance that offsets the majority of income tax benefit that would have arisen from the goodwill and intangible asset impairment charge.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore utilize the credit facility to fund operations. At September 30, 2010, we were in compliance with all of the credit facility covenants. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2009 and 2010, cash provided by operating activities approximated $209.1 million and $40.2 million, respectively. For the fiscal year ended September 30, 2008, cash used in operating activities was approximately $8.8 million. For the fiscal year ended September 30, 2008, cash used in operating activities was due primarily to our net loss, a decrease in accounts payable because of reductions in purchases from our manufacturers, and a decrease in customer deposits due to a reduction in pending sales. These amounts were primarily offset by noncash charges, including the impairment of goodwill, stock-based compensation, and depreciation and amortization expense. The cash used in operating activities was further offset by reductions in inventories and accounts receivables due to the reduction in sales trends. For the fiscal year ended September 30, 2009, cash provided by operating activities was due primarily to the significant reduction of inventories. For the fiscal year ended September 30, 2010, cash provided by operating activities was primarily related to a decrease in inventories due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, and a decrease in income tax receivable, partially offset by a decrease in our accounts payable.

For the fiscal years ended September 30, 2008, 2009, and 2010, cash used in investing activities was approximately $7.9 million, $1.9 million, and $2.0 million, respectively. For the fiscal year ended September 30, 2008, cash used in investing activities was primarily used to purchase property and equipment associated with opening new retail facilities or improving and relocating existing retail facilities. For the fiscal year ended September 30, 2009, cash used in investing activities was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities. For the fiscal year ended September 30, 2010, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the fiscal years ended September 30, 2009 and 2010, cash used in financing activities was approximately $212.0 million and $47.2 million, respectively. For the fiscal year ended September 30, 2008, cash provided by financing activities was approximately $16.5 million. For the fiscal year ended September 30, 2008, cash provided by financing activities was primarily attributable to a net increase in short-term borrowings, partially offset by repayments of long-term debt. For the fiscal year ended September 30, 2009, cash used by financing activities was primarily attributable to the repayments of short-term borrowings, partially offset by proceeds from our common stock sale. For the fiscal year ended September 30, 2010, cash used by financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.

In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013 and is subject to extension for two one-year periods, subject to GECDF approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2010, we were in compliance with all of the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

Advances under the Credit Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Credit Facility.

On October 7, 2010, we entered into an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate.

Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the original invoice date. Advances on used inventory will mature 366 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged for collateral for the CGI Facility. We must maintain compliance with various covenants, including balance sheet related covenants of current and leverage ratios, as defined in the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

The Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The prior credit facility had certain financial covenants as specified in the agreement. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR. During the quarter ended June 30, 2010, we accelerated the amortization of the prior credit facility loan costs of approximately $1.0 million.

As of September 30, 2009 and 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $142.0 million and $93.8 million, respectively, and we were in compliance with all of the credit facility covenants. At September 30, 2009 and 2010, the interest rate on the outstanding short-term borrowings was 5.2% and 4.0%. At September 30, 2010, our additional available borrowings under our Credit Facility were approximately $4.2 million.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2010:

Year Ending	Short-Term	Other Long-Term	Operating
September 30,	Borrowings(1)	Liabilities(2)	Leases(3)	Total
	(Amounts in thousands)

2011	$93,844	$—	$6,469	$100,313
2012	—	3,748	5,141	8,889
2013	—	—	3,755	3,755
2014	—	—	2,582	2,582
2015	—	—	2,402	2,402
Thereafter	—	—	3,727	3,727

Total	$93,844	$3,748	$24,076	$121,668

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2010, the interest rate on our short-term borrowings was 4.0%.

(2)	The amounts included in other long-term liabilities consist primarily of our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.

(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

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

At September 30, 2010, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate or the spread charged under our performance pricing grid on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $900,000 in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2010 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

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

Changes in Internal Controls

During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and Chief Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2010.

Our internal control over financial reporting as of September 30, 2010 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders
of MarineMax, Inc.

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2010 of MarineMax, Inc. and our report dated December 2, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 2, 2010

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.MarineMax.com in the Investor Relations section under Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3	.1(a)	Certificate of Amendment of Restricted Certificate of Incorporation of the Registrant(2)
3.2		Second Amended and Restated Bylaws of the Registrant(3)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1		Specimen of Common Stock Certificate(1)
4.2		Rights Agreement, dated August 28, 2001 between Registrant and American Stock Transfer & Trust Company, as Rights Agent(4)
10	.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(5)
10	.3(i)	Employment Agreement between Registrant and Michael H. McLamb(5)
10	.3(j)	Employment Agreement between Registrant and Edward A. Russell(5)
10	.3(l)†	Asset Purchase Agreement dated as of March 30, 2006 among MarineMax of New York, Inc.; Surfside-3 Marina, Inc.; Matthew Barbara, Paul Barbara, Diane Keeney, and Angela Chianese; and certain affiliates of Surfside-3 Marina, Inc.(6)
10.4		1998 Incentive Stock Plan, as amended through February 27, 2001(7)
10.5		1998 Employee Stock Purchase Plan(8)
10	.18†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.20		Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(10)
10	.20(a)	Sea Ray Sales and Service Agreement(10)
10.21		Second Amended and Restated Credit and Security Agreement dated June 19, 2006 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., National City Bank, N.A., U.S. Bank, N.A., and Branch Banking and Trust company, as Lenders(11)
10	.21(a)	First Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2007 effective as of May 31, 2007 among the Registrant and its subsidiaries, as Borrowers, and Bank of America, N.A., KeyBank, N.A., General Electric Commercial Distribution Finance Corporation, Branch Banking and Trust Company, as Lenders(12)
10	.21(b)	Third Amendment to Second Amended and Restated Credit and Security Agreement executed on March 7, 2008, among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., General Electric Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking and Trust Company, and Bank of the West, as Lenders.(13)
10	.21(c)†	Fourth Amendment to Second Amended and Restated Credit and Security Agreement executed on December 15, 2008, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders.(14)
10	.21(d)†	Fifth Amendment to Second Amended and Restated Credit and Security Agreement executed on June 5, 2009, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders.(15)
10	.21(e)†	Sixth Amendment to Second Amended and Restated Credit and Security Agreement executed on September 10, 2009, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Bank of America, N.A., Keybank, N.A., GE Commercial Distribution Finance Corporation, Wachovia Bank, N.A., Wells Fargo Bank, N.A., U.S. Bank, N.A., Branch Banking & Trust Company, and Bank of the West, as Lenders.(16)

Exhibit
Number		Exhibit

10	.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(17)
10	.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(17)
10.22		MarineMax, Inc. 2007 Incentive Compensation Plan(18)
10.23		Form Stock Option Agreement for 2007 Incentive Compensation Plan(18)
10.24		Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(18)
10.25		Director Fee Share Purchase Program(19)
10	.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.
10	.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender.
10.28		Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.
21		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 19, 2010.

(3)	Incorporated by reference to Registrant’s Form 8-K as filed on November 26, 2008.

(4)	Incorporated by reference to Registrant’s Form 8-K as filed on September 5, 2001.

(5)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2006, as filed on May 10, 2006.

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(8)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873) as filed on March 12, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2007, as filed on September 23, 2008.

(10)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 4, 2006.

(12)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2007.

(13)	Incorporated by reference to Registrant’s form 8-K as filed on March 12, 2008.

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2008, as filed on February 9, 2009.

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.

(16)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2009, as filed on December 14, 2009.

(17)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.

(18)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.

(19)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(c)	Financial Statements Schedules

(1) See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/  William H. McGill Jr.

William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 2, 2010

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ William H. McGill Jr. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 2, 2010

/s/ Michael H. McLamb Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 2, 2010

/s/ Hilliard M. Eure III Hilliard M. Eure III	Director	December 2, 2010

/s/ John B. Furman John B. Furman	Director	December 2, 2010

/s/ Robert S. Kant Robert S. Kant	Director	December 2, 2010

/s/ Russell J. Knittel Russell J. Knittel	Director	December 2, 2010

/s/ Joseph A. Watters Joseph A. Watters	Director	December 2, 2010

/s/ Dean S. Woodman Dean S. Woodman	Director	December 2, 2010

MARINEMAX, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders
of MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2008 the Company changed its method for accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants
Tampa, Florida
December 2, 2010

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2010
	(Amounts in thousands except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,508	$16,539
Accounts receivable, net	35,497	22,774
Income tax receivable	9,983	—
Inventories, net	205,934	188,724
Prepaid expenses and other current assets	12,314	7,464

Total current assets	289,236	235,501
Property and equipment, net	102,316	99,705
Other long-term assets	2,092	1,554

Total assets	$393,644	$336,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,847	$7,002
Customer deposits	4,882	5,412
Accrued expenses	29,328	24,724
Short-term borrowings	142,000	93,844

Total current liabilities	192,057	130,982
Other long-term liabilities	3,831	3,748

Total liabilities	195,888	134,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2009 and 2010	—	—
Common stock, $.001 par value; 24,000,000 and 40,000,000 shares authorized, 22,496,659 and 22,938,938 shares issued and 21,705,759 and 22,148,038 shares outstanding at September 30, 2009 and 2010, respectively	22	22
Additional paid-in capital	204,772	206,549
Retained earnings	8,772	11,269
Treasury stock, at cost, 790,900 shares held at September 30, 2009 and 2010	(15,810)	(15,810)

Total stockholders’ equity	197,756	202,030

Total liabilities and stockholders’ equity	$393,644	$336,760

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2008	2009	2010
	(Amounts in thousands except share
	and per share data)

Revenue	$885,407	$588,585	$450,340
Cost of sales	679,164	499,925	339,533

Gross profit	206,243	88,660	110,807
Selling, general, and administrative expenses	217,426	159,998	123,972
Goodwill and intangible asset impairment charge	122,091	—	—

Loss from operations	(133,274)	(71,338)	(13,165)
Interest expense	20,164	14,064	3,926

Loss before income tax benefit	(153,438)	(85,402)	(17,091)
Income tax benefit	19,161	8,630	19,588

Net income (loss)	$(134,277)	$(76,772)	$2,497

Basic net income (loss) per common share	$(7.30)	$(4.11)	$0.11

Diluted net income (loss) per common share	$(7.30)	$(4.11)	$0.11

Weighted average number of common shares used in computing net income (loss) per common share:
Basic	18,391,488	18,685,423	21,998,743

Diluted	18,391,488	18,685,423	22,597,953

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended September 30,
	2008	2009	2010
	(Amounts in thousands)

Net income (loss)	$(134,277)	$(76,772)	$2,497
Other comprehensive income (loss):
Change in fair market value of derivative instruments, net of tax benefit of $228 for the year ended September 30, 2008	(365)	—	—
Reclassification adjustment for gains included in net loss, net of tax of $211 for the year ended September 30, 2008	337	—	—

Comprehensive income (loss)	$(134,305)	$(76,772)	$2,497

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
	(Amounts in thousands except share data)

BALANCE, September 30, 2007	18,379,864	$19	$167,912	$220,375	$28	$(14,775)	$373,559

Net loss	—	—	—	(134,277)	—	—	(134,277)
Purchase of treasury stock	(71,300)	—	—	—	—	(1,035)	(1,035)
Shares issued pursuant to employee stock purchase plan	105,390	—	1,207	—	—	—	1,207
Shares issued upon exercise of stock options	102,352	—	1,024	—	—	—	1,024
Stock-based compensation	8,181	—	8,464	—	—	—	8,464
Tax benefits of options exercised			223	—	—	—	223
Cumulative effect of adoption of FIN 48	—	—	—	(554)	—	—	(554)
Conversion of restricted stock awards to restricted stock units	(100,000)	—	—	—	—	—	—
Change in fair market value of derivative instruments, net of tax	—	—	—	—	(28)	—	(28)

BALANCE, September 30, 2008	18,424,487	19	178,830	85,544	—	(15,810)	248,583

Net loss	—	—	—	(76,772)	—	—	(76,772)
Shares issued pursuant to employee stock purchase plan	198,298	—	630	—	—	—	630
Shares issued upon vesting of equity awards	45,407	—	74	—	—	—	74
Shares issued upon exercise of stock options	20,554	—	62	—	—	—	62
Issuance of common stock	2,990,000	3	19,611	—	—	—	19,614
Stock-based compensation	27,013	—	5,565	—	—	—	5,565

BALANCE, September 30, 2009	21,705,759	22	204,772	8,772	—	(15,810)	197,756

Net income	—	—	—	2,497	—	—	2,497
Shares issued pursuant to employee stock purchase plan	172,371	—	483	—	—	—	483
Shares issued upon vesting of equity awards	61,624	—	(177)	—	—	—	(177)
Shares issued upon exercise of stock options	185,834	—	923	—	—	—	923
Stock-based compensation	22,450	—	529	—	—	—	529
Tax benefits of options exercised	—	—	19	—	—	—	19

BALANCE, September 30, 2010	22,148,038	$22	$206,549	$11,269	$—	$(15,810)	$202,030

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2008	2009	2010
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,277)	$(76,772)	$2,497
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	122,091	—	—
Depreciation and amortization	11,090	10,969	7,357
Deferred income tax provision (benefit)	(6,303)	1,513	—
Loss (gain) on sale of property and equipment	259	(64)	357
Stock-based compensation expense, net	8,464	5,565	529
Loss on extinguishment and modification of debt and short-term borrowings	160	492	1,023
Tax benefits from options exercised	223	—	19
Excess tax benefits from stock-based compensation	(169)	—	(19)
(Increase) decrease in —
Accounts receivable, net	28,402	(6,566)	12,723
Income tax receivable	(6,744)	(3,239)	9,983
Inventories, net	9,410	262,695	17,210
Prepaid expenses and other assets	2,633	1,362	1,539
(Decrease) increase in —
Accounts payable	(16,749)	11,366	(8,845)
Customer deposits	(26,915)	(1,623)	530
Accrued expenses	(361)	3,405	(4,687)

Net cash provided by (used in) operating activities	(8,786)	209,103	40,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,969)	(2,101)	(4,159)
Proceeds from sale of property and equipment	112	240	2,166

Net cash used in investing activities	(7,857)	(1,861)	(1,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(30,833)	—	—
Net (repayments) borrowings on short-term borrowings	46,000	(230,000)	(48,156)
Purchases of treasury stock	(1,035)	—	—
Excess tax benefits from stock-based compensation	169	—	19
Debt modification costs	—	(2,378)	(284)
Net proceeds from issuance of common stock	—	19,614	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,231	766	1,229

Net cash provided by (used in) financing activities	16,532	(211,998)	(47,192)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(111)	(4,756)	(8,969)
CASH AND CASH EQUIVALENTS, beginning of period	30,375	30,264	25,508

CASH AND CASH EQUIVALENTS, end of period	$30,264	$25,508	$16,539

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	20,630	14,493	4,469
Income taxes	2,617	—	31

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts, and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of September 30, 2010, we operated through 56 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 41% of our revenue in fiscal 2010. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 7% of all Brunswick marine sales, including approximately 46% of its Sea Ray boat sales, during our 2010 fiscal year.

We have dealership agreements with Sea Ray, Boston Whaler, Cabo, Hatteras, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 43%, 45%, and 54% of our revenue during fiscal 2008, 2009, and 2010, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing and military base closings, also could adversely affect our operations in certain markets.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, and 2010. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend and replace our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Cash and Cash Equivalents

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

Inventories

Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or market valuation allowance. As of September 30, 2009 and 2010, our lower of cost or market valuation allowance was $17.7 million and $7.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation, and depreciate property and equipment over their estimated useful lives using the straight-line method. We capitalize and amortize leasehold

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements over the lesser of the life of the lease or the estimated useful life of the asset. Useful lives for purposes of computing depreciation are as follows:

Years

Buildings and improvements	5-40
Machinery and equipment	3-10
Furniture and fixtures	5-10
Vehicles	3-5

We remove the cost of property and equipment sold or retired and the related accumulated depreciation from the accounts at the time of disposition and include any resulting gain or loss in the consolidated statements of operations. We charge maintenance, repairs, and minor replacements to operations as incurred, and we capitalize and amortize major replacements and improvements over their useful lives.

Valuation of Goodwill and Other Intangible Assets

We account for goodwill and identifiable intangible assets in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which hindered our financial performance. Accordingly, we completed a step one analysis (as noted above) and estimated the fair value of the reporting unit as prescribed by ASC 350, which indicated potential impairment. As a result, we completed a fair value analysis of indefinite lived intangible assets and a step two goodwill impairment analysis, as required by ASC 350. We determined that indefinite lived intangible assets and goodwill were impaired and recorded a non-cash charge of $121.1 million based on our assessment. We were not required to make any current or future cash expenditures as a result of this impairment charge.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Instruments

We account for derivative instruments in accordance with FASB Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), previously referred to as Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under these standards, all derivative instruments are recorded on the balance sheet at their respective fair values.

We utilize certain derivative instruments, from time to time, including interest rate swaps and forward contracts, to manage variability in cash flows associated with interest rates and forecasted purchases of boats and yachts from certain of our foreign suppliers in euros. At September 30, 2009 and 2010, no such instruments were outstanding.

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contact or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2009 or 2010, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2009 or 2010, based upon our experience with repayments or defaults on the service contracts.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three years.

	2008	2009	2010

New boat sales	63.5%	60.7%	54.4%
Used boat sales	20.5%	22.5%	24.0%
Maintenance and repair services	6.6%	7.9%	9.8%
Finance and insurance products	3.6%	2.7%	2.7%
Parts and accessories	4.4%	5.0%	6.4%
Brokerage services	1.4%	1.2%	2.7%

Total Revenue	100.0%	100.0%	100.0%

Stock-Based Compensation

We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $19.3 million, $9.4 million, and $8.5 million, net of related co-op assistance of approximately $700,000, $526,000, and $334,000, for the fiscal years ended September 30, 2008, 2009, and 2010, respectively.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” In 2008 we adopted the provisions of FIN 48. Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board issued FASB Accounting Standards Codification 810, “Consolidation” (“ASC 810”), previously referred to as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (“QSPE”) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (“VIEs”). ASC 810 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of long-lived assets, and valuation of accruals. Actual results could differ materially from those estimates.

3.	ACCOUNTS RECEIVABLE:

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2009 or 2010, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following at September 30,

	2009	2010
	(Amounts in thousands)

Trade receivables	$11,598	$10,415
Amounts due from manufacturers	23,501	12,021
Other receivables	398	338

	$35,497	$22,774

4.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2009	2010
	(Amounts in thousands)

New boats, motors, and trailers	$160,303	$166,282
Used boats, motors, and trailers	39,113	16,737
Parts, accessories, and other	6,518	5,705

	$205,934	$188,724

5.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2009	2010
	(Amounts in thousands)

Land	$40,410	$41,847
Buildings and improvements	76,411	77,498
Machinery and equipment	28,002	26,536
Furniture and fixtures	4,982	4,680
Vehicles	5,717	5,165

	155,522	155,726
Less — Accumulated depreciation and amortization	(53,206)	(56,021)

	$102,316	$99,705

Depreciation and amortization expense on property and equipment totaled approximately $10.9 million, $10.4 million, and $6.6 million for the fiscal years ended September 30, 2008, 2009, and 2010, respectively.

During fiscal 2009, we closed certain owned retail locations in an effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. Accordingly, we entered into plans to market and sell certain locations we have exited. We assessed our plans to sell certain locations with the criteria identified in FASB Accounting Standards Codification 360, “Property, Plant, and Equipment” (“ASC 360”), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined the locations should be classified as available for sale. As of September 30, 2009 and 2010, we have reclassified $4.8 million and $2.5 million, respectively, from property and equipment to prepaid expenses and other current assets within the consolidated balance sheets.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business and that Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”). We account for our investment in Gulfport in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (“ASC 323”), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operate.

During the three months ended June 30, 2008, we experienced a significant decline in market valuation driven primarily by weakness in the marine retail industry and an overall soft economy, which adversely affected our financial performance. As a result of this weakness, we realized a goodwill and intangible asset impairment charge. Based on these events, we reviewed the valuation of our investment in Gulfport in accordance with ASC 323 and recoverability of the assets contained within the joint venture. ASC 323 requires the recognition of a loss in value of an investment, which is other than a temporary decline. We reviewed our investment and assets contained within the Gulfport joint venture, which consists of land, buildings, equipment, and goodwill. As a result, we determined that our investment in the joint venture was impaired and recorded a non-cash charge of $1.0 million based on our assessment. We were not required to make any current or future cash expenditures as a result of this impairment charge.

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

During fiscal 2009 and 2010, we have not entered into any interest rate swaps or currency hedging activity.

8.	SHORT-TERM BORROWINGS:

In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013 and is subject to extension for two one-year periods, subject to GECDF approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2010, we were in compliance with all the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

Advances under the Credit Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Credit Facility.

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

As of September 30, 2009 and 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $142.0 million and $93.8 million, respectively and were in compliance with all of the credit facility covenants. At September 30, 2009 and 2010, the interest rate on the outstanding short-term borrowings was 5.2% and 4.0%. At September 30, 2010, our additional available borrowings under our Credit Facility were approximately $4.2 million.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2010, we had no long-term debt. However, we rely on our Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Credit Facility also depends upon the ability of GECDF to meet its funding commitments, particularly if it experiences shortages of capital or experiences excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our Credit Facility to fund our operations. Any inability to utilize our Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreement or replace or supplement our credit agreement, which may not be possible at all or under commercially reasonable terms.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES:

The components of our provision for income taxes consisted of the following for the fiscal years ended September 30,

	2008	2009	2010
	(Amounts in thousands)

Current provision (benefit):
Federal	$(12,776)	$(10,004)	$(19,244)
State	(82)	(139)	(344)

Total current provision (benefit)	(12,858)	(10,143)	(19,588)

Deferred provision (benefit):
Federal	(5,726)	1,380	—
State	(577)	133	—

Total deferred provision (benefit)	(6,303)	1,513	—

Total income tax provision (benefit)	$(19,161)	$(8,630)	$(19,588)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2008	2009	2010

Federal tax provision	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	(4.4)%	(4.0)%	(8.8)%
Stock based compensation	0.3%	0.4%	0.5%
Valuation allowance	25.5%	29.5%	(71.0)%
Other	1.1%	(1.0)%	(0.3)%

Effective tax rate	(12.5)%	(10.1)%	(114.6)%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2009	2010
	(Amounts in thousands)

Current deferred tax assets:
Inventories	$5,169	$2,690
Accrued expenses	4,093	3,496

Current deferred tax assets	9,262	6,186
Valuation Allowance	(9,262)	(6,186)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Depreciation and amortization	$21,393	$19,142
Stock based compensation	6,010	4,712
FIN 48 deferred tax asset	588	547
Tax loss carryforwards	23,495	17,139
Other	111	106

Long-term deferred tax assets	51,597	41,646
Valuation allowance	(51,597)	(41,646)

Net long-term deferred tax assets	$—	$—

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset (“DTA”) needed to be reserved given recent earnings and industry trends. The total valuation allowance at September 30, 2009 and 2010 was $60.9 million and $47.8 million, respectively. The change in valuation allowance primarily consisted of the reversal of the DTA for the 2009 federal Net Operating Loss (“NOL”), due to the change in law allowing for a 5-year carryback, offset by the additional DTA for this year’s NOL carryforward. The reduction in the valuation allowance related to the 2009 federal NOL DTA and the addition to the valuation allowance due to the current year federal NOL DTA was $19.1 million and $9.9 million respectively. The tax loss carryfowards consists of $7.2 million of state NOLs, which expire at various intervals, and a $9.9 million federal NOL generated this fiscal year which will expire in twenty-years.

We have adopted the provisions of FIN 48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2009 and 2010, we had approximately $1.9 million and $1.7 million, respectively, of gross unrecognized tax benefits, of which approximately $1.3 million and $1.2 million, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2009 and 2010 is as follows:

	2009	2010
	(Amounts in thousands)

Unrecognized tax benefits at the beginning of the year	$2,064	$1,894
Increases in tax positions for prior years	69	60
Decreases in tax positions for prior years	(62)	(57)
Lapse of statute of limitations	(177)	(159)

Unrecognized tax benefits at September 30,	$1,894	$1,738

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2010, interest and penalties represented approximately $663,000 of the gross unrecognized tax benefits. There have been no significant changes to the balance of interest and penalties subsequent to adoption.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2008, and we are not subject to audits prior to the 2007 fiscal year for the majority of the state jurisdictions.

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

10.	STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2010, we had purchased an

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

In September 2009, we completed a public offering of 2,990,000 shares of common stock at a price to the public of $7.00 per share for total gross proceeds of approximately $20.9 million. The net proceeds of the offering were used to reduce our short-term borrowings and general corporate purposes.

11.	STOCK-BASED COMPENSATION:

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2008, 2009, and 2010 was approximately $2.2 million, $766,000, and $1.2 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2008 and 2010 was approximately $223,000 and $19,000, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal year ended September 30, 2009. We currently expect to satisfy share-based awards with registered shares available to be issued.

12.	THE INCENTIVE STOCK PLANS:

During February 2007, our stockholders approved a proposal to approve our 2007 Incentive Compensation Plan (“2007 Plan”), which replaced our 1998 Incentive Stock Plan (“1998 Plan”). Our 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively, “awards”), that may be settled in cash, stock, or other property. Our 2007 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2007 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 1998 Plan, (ii) the number of shares with respect to which awards granted under the 2007 Plan and the 1998 Plan terminate without the issuance of the shares or when the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2007 Plan and the 1998 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2007 Plan and the 1998 Plan. The 2007 Plan terminates in February 2017, and awards may be granted at any time during the life of the 2007 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2007 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity from September 30, 2009 through September 30, 2010:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic	Exercise	Contractual
	for Grant	Outstanding	Value	Price	Life
			(In thousands)

Balance at September 30, 2009	1,007,875	1,995,194	$5,173	$10.37	7.0
Options granted	(432,300)	432,300		$7.93
Options cancelled/forfeited/expired	139,779	(139,779)		$11.36
Restricted stock awards issued	(119,100)	—		—
Restricted stock awards forfeited	17,835	—		—
Options exercised	—	(185,834)		$4.97

Balance at September 30, 2010	614,089	2,101,881	$3,713	$10.27	6.8

Exercisable at September 30, 2010		1,193,322	$1,770	$12.34	5.7

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2008, 2009, and 2010 was $6.12, $1.75, and $5.41, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2008, 2009, and 2010 was approximately $541,000, $54,000, and $969,000, respectively.

As of September 30, 2009 and 2010, there was approximately $1.2 million and $1.1 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.1 years and 2.1 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2008, 2009, and 2010 was approximately $2.1 million, $1.2 million, and $2.4 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2008	2009	2010

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	2.2%	2.3%
Volatility	44.2%	63.4%	85.8%
Expected life	7.5 years	6.0 years	5.0 years

13.	EMPLOYEE STOCK PURCHASE PLAN:

During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). The Stock Purchase Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2008	2009	2010

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.3%	0.5%	0.2%
Volatility	75.6%	160.4%	65.4%
Expected life	six months	six months	six months

As of September 30, 2010, we had issued 348,319 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

During fiscal 2008, 2009, and 2010, we granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 1998 Plan or the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics must be achieved by September 2011, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. Certain awards granted in fiscal 2010 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. During fiscal 2010, we reversed approximately $3.9 million of stock compensation expense, resulting from the performance criteria of certain awards no longer being probable.

We accounted for the restricted stock awards granted during fiscal 2008, 2009, and 2010 using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2009 through September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance at September 30, 2009	520,070	$22.65
Changes during the period
Awards granted	119,100	$7.00
Awards vested	(187,166)	$23.48
Awards forfeited	(17,835)	$15.11

Non-vested balance at September 30, 2010	434,169	$18.31

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, we had approximately $1.0 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.8 years.

15.	NET INCOME/LOSS PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share for the fiscal years ended September 30:

	2008	2009	2010

Weighted average common shares outstanding used in calculating basic income (loss) per share	18,391,488	18,685,423	21,998,743
Effect of dilutive options	—	—	599,210

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	18,391,488	18,685,423	22,597,953

Options to purchase approximately 1,700,000, 764,000 and 979,000 shares of common stock were outstanding at September 30, 2008, 2009, and 2010, respectively, but were not included in the computation of income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. Accordingly, there is no dilutive effect of shares used in the denominator for calculating basic and diluted loss per share.

16.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $13.9 million, $9.2 million, and $6.7 million for the fiscal years ended September 30, 2008, 2009, and 2010, respectively.

The rental payments to related parties, under both cancelable and non-cancelable operating leases during fiscal 2008, 2009, and 2010, represent rental payments for buildings to an entity partially owned by a former officer of our company. We believe the terms of the transaction are consistent with those that we would obtain from third parties.

Future minimum lease payments under non-cancelable operating leases at September 30, 2010, were as follows:

(Amounts in thousands)

2011	$6,469
2012	5,141
2013	3,755
2014	2,582
2015	2,402
Thereafter	3,727

Total	$24,076

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. The ultimate liability, if any, associated with these matters was not believed to be material at September 30, 2010. While it is not feasible to

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the actual outcome of these actions as of September 30, 2010, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During fiscal 2008, 2009, and 2010, we incurred costs associated with store closings of approximately $3.0 million, $6.2 million, and $1.2 million, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2008, 2009, and 2010.

In connection with our workers compensation insurance policies, the Company maintains a letter of credit in the amount of $2.5 million with our policy holder. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 2010.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

17.	EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.5 million, $167,000, and $150,000 for the fiscal years ended September 30, 2008, 2009, and 2010, respectively.

18.	PREFERRED SHARE PURCHASE RIGHTS:

During September 2001, we adopted a Stockholders’ Rights Plan (the “Rights Plan”) that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the Rights Plan, a dividend of one Preferred Share Purchase Right was issued for each share of common stock held by the stockholders of record as of the close of business on September 7, 2001. Each right entitles stockholders to purchase, at an exercise price of $50 per share, one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock.

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

The Rights Plan adoption and Rights Distribution is a non-taxable event with no impact on our financial results.

19.	SUBSEQUENT EVENTS:

On October 7, 2010, we entered into an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a one-year term, which is typical in the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate.

Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the original invoice date. Advances on used inventory will mature 366 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged for collateral for the CGI Facility. We must maintain compliance with various covenants, including balance sheet related covenants of current and leverage ratios, as defined in the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009	2009	2010	2010	2010
	(Amounts in thousands except share and per share data)

Revenue	$100,224	$129,608	$151,514	$207,239	$100,449	$110,116	$115,383	$124,392
Cost of sales	76,521	109,894	118,898	194,612	78,478	85,910	80,829	94,316

Gross profit	23,703	19,714	32,616	12,627	21,971	24,206	34,554	30,076
Selling, general, and administrative expenses	38,862	36,360	38,975	45,801	29,629	29,631	33,340	31,372

Income (loss) from operations	(15,159)	(16,646)	(6,359)	(33,174)	(7,658)	(5,425)	1,214	(1,296)
Interest expense	4,062	3,774	3,380	2,848	1,462	1,059	702	703

Income (loss) before income tax benefit	(19,221)	(20,420)	(9,739)	(36,022)	(9,120)	(6,484)	512	(1,999)
Income tax benefit	(4,881)	(151)	(559)	(3,039)	(19,273)	(146)	—	(169)

Net income (loss)	$(14,340)	$(20,269)	$(9,180)	$(32,983)	$10,153	$(6,338)	$512	$(1,830)

Net income (loss) per share:
Diluted	$(0.78)	$(1.09)	$(0.49)	$(1.72)	$0.45	$(0.29)	$0.02	$(0.08)

Weighted average
number of shares:
Diluted	18,500,794	18,512,104	18,575,332	19,148,498	22,344,687	21,982,631	22,793,218	22,139,158