Form 10-Q
period 2010-12-31
MARINEMAX INC
filed 2011-02-08
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on January 31, 2011 was 23,112,197.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2010

Revenue	$100,449	$92,190
Cost of sales	78,478	68,608

Gross profit	21,971	23,582

Selling, general, and administrative expenses	29,629	27,441

Loss from operations	(7,658)	(3,859)

Interest expense	1,462	843

Loss before income tax benefit	(9,120)	(4,702)

Income tax benefit	19,273	—

Net income (loss)	$10,153	$(4,702)

Basic net income (loss) per common share	$0.47	$(0.21)

Diluted net income (loss) per common share	$0.45	$(0.21)

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	21,796,561	22,239,785

Diluted	22,344,687	22,239,785

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,539	$17,338
Accounts receivable, net	22,774	17,434
Inventories, net	188,724	189,234
Prepaid expenses and other current assets	7,464	7,185

Total current assets	235,501	231,191

Property and equipment, net	99,705	98,863
Other long-term assets	1,554	1,431

Total assets	$336,760	$331,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,002	$3,685
Customer deposits	5,412	6,343
Accrued expenses	24,724	23,925
Short-term borrowings	93,844	94,609

Total current liabilities	130,982	128,562

Other long-term liabilities	3,748	4,190

Total liabilities	134,730	132,752

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2010 and December 31, 2010	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 22,938,938 and 23,102,287 shares issued and 22,148,038 and 22,311,387 shares outstanding at September 30, 2010 and December 31, 2010, respectively	23	23
Additional paid-in capital	206,548	207,953
Retained earnings	11,269	6,567
Treasury stock, at cost, 790,900 shares held at September 30, 2010 and December 31, 2010	(15,810)	(15,810)

Total stockholders’ equity	202,030	198,733

Total liabilities and stockholders’ equity	$336,760	$331,485

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2010	22,938,938	$23	$206,548	$11,269	$(15,810)	$202,030

Net loss	—	—	—	(4,702)	—	(4,702)
Shares issued pursuant to employee stock purchase plan	40,012	—	268	—	—	268
Shares issued upon vesting of equity awards, net of tax	60,389	—	(189)	—	—	(189)
Shares issued upon exercise of stock options	57,646	—	254	—	—	254
Stock-based compensation	5,302	—	1,072	—	—	1,072

BALANCE, December 31, 2010	23,102,287	$23	$207,953	$6,567	$(15,810)	$198,733

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,153	$(4,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,949	1,737
Gain on sale of property and equipment	(3)	—
Stock-based compensation expense, net	995	1,072
Tax benefits from options exercised	19	—
Excess tax benefits from stock-based compensation	(19)	—
(Increase) decrease in —
Accounts receivable, net	23,026	5,340
Income tax receivable	(10,078)	—
Inventories, net	15,691	(510)
Prepaid expenses and other assets	730	378
(Decrease) increase in —
Accounts payable	(9,899)	(3,317)
Customer deposits	402	931
Accrued expenses	(5,434)	(357)

Net cash provided by operating activities	27,532	572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(198)	(871)
Proceeds from sale of property and equipment	29	—

Net cash used in investing activities	(169)	(871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(40,000)	765
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	170	333
Excess tax benefits from stock-based compensation	19	—

Net cash (used in) provided by financing activities	(39,811)	1,098

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,448)	799
CASH AND CASH EQUIVALENTS, beginning of period	25,508	16,539

CASH AND CASH EQUIVALENTS, end of period	$13,060	$17,338

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,852	$800
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. COMPANY BACKGROUND:
We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of December 31, 2010, we operated through 56 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
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
We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and to date in fiscal 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend and replace our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2010, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at December 31, 2010 approximate fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected in future periods.
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The estimates made by us in the accompanying unaudited condensed consolidated financial statements include valuation allowances, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.
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
3. NEW ACCOUNTING PRONOUNCEMENTS:
In June 2009 the Financial Accounting Standards Board issued FASB Accounting Standards Codification 810, “Consolidation” (“ASC 810”), amending the existing pronouncement related to the consolidation of variable interest entities (“VIEs”). This new guidance requires the reporting entities to evaluate a former qualifying special-purpose entity (“QSPE”) for consolidation, changes the approach to determine a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any VIEs to which we are a party. ASC 810 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of ASC 810 did not have a material impact on our condensed consolidated financial statements.

4. REVENUE RECOGNITION
We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2010, on our experience with repayments or defaults on the related finance or insurance contracts.
We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2010, based upon our experience with repayments or defaults on the service contracts.
5. INVENTORIES
Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and December 31, 2010, our lower of cost or market valuation allowance was $7.3 million and $5.2 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
6. IMPAIRMENT OF LONG-LIVED ASSETS
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.

7. INCOME TAXES:
We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.
Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.
The Worker, Homeownership, and Business Assistance Act of 2009 was signed into law in November 2009. The act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
8. SHORT-TERM BORROWINGS:
In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013, subject to extension for two one-year periods, with the approval of GECDF.
The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2010, we were in compliance with all of the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.
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
In October 2010, we entered into an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.
Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the original invoice date. Advances on used inventory will mature 366 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis, starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2010, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.
The Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one month LIBOR.
As of December 31, 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $94.6 million. At December 31, 2009 and 2010, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 4.0%, respectively. At December 31, 2010, our additional available borrowings under our Credit Facility and CGI Facility were approximately $19.0 million.
As is common in our industry, we receive interest assistance directly from boat manufacturers, including Brunswick. The interest assistance programs vary by manufacturer, but generally include periods of free financing or reduced interest rate programs. The interest assistance may be paid directly to us or our lender depending on the arrangements the manufacturer has established. We classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lender.
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2010, we had no long-term debt. However, we rely on our Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our Credit Facility and CGI Facility to fund our operations. Any inability to utilize our Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.
Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2009, 2010, and continuing in fiscal 2011, adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.
9. STOCK-BASED COMPENSATION:
We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.
During the three months ended December 31, 2009 and 2010, we recognized stock-based compensation expense of approximately $995,000 and $1.1 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2009, was approximately $19,000. There was no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2010.
Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2009 and 2010, was approximately $170,000 and $523,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

10. THE INCENTIVE STOCK PLANS:
During January 2011, our stockholders approved a proposal to approve our 2011 Stock-Based Compensation Plan (“2011 Plan”), which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 2007 Plan, (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan and the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.
The following table summarizes option activity from September 30, 2010 through December 31, 2010:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2010	614,089	2,101,881	$3,713	$10.27	6.8
Options granted	(422,850)	422,850		$7.54
Options cancelled/forfeited/expired	32,681	(32,681)		$7.23
Restricted stock awards issued	(60,393)	—		—
Restricted stock awards forfeited	16,375	—		—
Options exercised	—	(57,646)		$4.41

Balance at December 31, 2010	179,902	2,434,404	$7,038	$9.98	7.1

Exercisable at December 31, 2010		1,566,853	$4,576	$11.20	6.1

The weighted-average grant date fair value of options granted during the three months ended December 31, 2009 and 2010, was $4.76 and $5.11, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2009 and 2010 was $137,000 and $206,000, respectively.
As of December 31, 2009 and 2010, there was approximately $2.2 million and $2.3 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.5 years and 4.1 years, respectively. The total fair value of options vested during the three months ended December 31, 2009 and 2010 was approximately $1.0 million and $2.5 million, respectively.
We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2011. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2009	2010

Dividend yield	0.0%	0.0%
Risk-free interest rate	2.1%	1.3%
Volatility	85.7%	94.8%
Expected life	5.0 years	4.4 years
11. EMPLOYEE STOCK PURCHASE PLAN:
During February 2008, our stockholders approved our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). The Stock Purchase Plan provides for up to 500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.
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
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2009	2010

Dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%
Volatility	77.5%	60.2%
Expected life	six months	six months
12. RESTRICTED STOCK AWARDS:
We have granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics must be achieved by September 2011, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. Certain awards granted in fiscal 2010 and 2011 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012 or 2013, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. During fiscal 2010, we reversed approximately $3.9 million of stock compensation expense, resulting from the performance criteria of certain awards no longer being probable.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.
The following table summarizes restricted stock award activity from September 30, 2010 through December 31, 2010:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested balance at September 30, 2010	434,169	$18.31
Changes during the period
Awards granted	60,393	$7.54
Awards vested	(149,095)	$25.36
Awards forfeited	(16,375)	$13.78

Non-vested balance at December 31, 2010	329,092	$13.36

As of December 31, 2010, we had approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.
13. NET INCOME/LOSS PER SHARE:
The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended
	December 31,
	2009	2010
Weighted average common shares outstanding used in calculating basic income (loss) per share	21,796,561	22,239,785
Effect of dilutive options	548,126	—

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	22,344,687	22,239,785

Options to purchase 1,230,177 and 1,347,272 shares of common stock were outstanding at December 31, 2009 and 2010, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the three months ended December 31, 2010, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.
14. COMMITMENTS AND CONTINGENCIES:
We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2010, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our ability to capitalize on our core strengths to substantially outperform the industry and result in leading market share, our ability to align our retailing strategies with the desire of consumers, our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue, and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential as general economic trends improve. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
General
We are the largest recreational boat retailer in the United States with fiscal 2010 revenue in excess of $450 million. Through our current 56 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and, where available, offer slip and storage accommodations.
MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 20 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009, or 2010.
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
Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and to date in fiscal 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend and replace our credit facility. We cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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
In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We also recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.
Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2010. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
Vendor Consideration Received
We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition, Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

Inventories
Inventory costs consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and December 31, 2010, our lower of cost or market valuation allowance was $7.3 million and $5.2 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.
Income Taxes
We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.
Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.
The Worker, Homeownership, and Business Assistance Act of 2009 was signed into law in November 2009. The act allowed us to carryback the 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period the act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
Stock-Based Compensation
We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares granted under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Consolidated Results of Operations
The following discussion compares the three months ended December 31, 2010 with the three months ended December 31, 2009 and should be read in conjunction with the condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.
Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009
Revenue. Revenue decreased $8.2 million, or 8.2%, to $92.2 million for the three months ended December 31, 2010 from $100.4 million for the three months ended December 31, 2009. Of this decrease, $7.6 million was attributable to a decline in comparable-store sales and $600,000 was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the three months ended December 31, 2010. Our retail sales continued to be adversely impacted due to the ongoing economic pressure on our industry caused by the widely reported difficult economy. Additionally, the decline in our comparable-store sales was due to a decline in used boat sales, as our used boat inventories have contracted substantially from prior year levels, offset by an increase in new boat sales in the quarter.
Gross Profit. Gross profit increased $1.6 million, or 7.3%, to $23.6 million for the three months ended December 31, 2010 from $22.0 million for the three months ended December 31, 2009. Gross profit as a percentage of revenue increased to 25.6% for the three months ended December 31, 2010 from 21.9% for the three months ended December 31, 2009. The increase in gross profit as a percentage of revenue was primarily a result of the actions we have taken to reduce inventory levels and improve inventory aging. We achieved a modest improvement in margins in our service and parts business. In addition, we had a favorable resolution of inventory repurchases from a manufacturer whose brands we no longer carry, which benefited gross margins approximately 0.8% during the three months ended December 31, 2010.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.2 million, or 7.4%, to $27.4 million for the three months ended December 31, 2010 from $29.6 million for the three months ended December 31, 2009. The reduction in the dollar level of selling, general, and administrative expenses was attributable to our efforts to reduce expenses as well as the favorable resolution of accounts receivable from a manufacturer whose brands we no longer carry, which reduced expenses by approximately $700,000. Selling, general, and administrative expenses as a percentage of revenue increased approximately 0.3% to 29.8% for the three months ended December 31, 2010 from 29.5% for the three months ended December 31, 2009. This increase in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported comparable-store sales decline, which resulted in a reduction in our ability to leverage our expense structure.
Interest Expense. Interest expense decreased $619,000, or 42.3%, to $843,000 for the three months ended December 31, 2010 from $1.5 million for the three months ended December 31, 2009. The decrease was primarily a result of decreased borrowings under our credit facility coupled with a lower interest rate on our new floor plan credit facilities with GECDF and CGI. Interest expense as a percentage of revenue decreased to 0.9% for the three months ended December 31, 2010 from 1.5% for the three months ended December 31, 2009 because of the reductions in average borrowings on our credit facility.
Income Tax Benefit. We had no income tax expense for the three months ended December 31, 2010 compared to a income tax benefit $19.3 million for the three months ended December 31, 2009. The decrease in our tax benefit resulted from the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. The act allowed us to carryback our 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

Liquidity and Capital Resources
Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore utilize the credit facilities to fund operations. At December 31, 2010, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
For the three months ended December 31, 2010, cash provided by operating activities approximated $572,000. For the three months ended December 31, 2010, cash provided by operating activities was primarily related to a decrease in accounts receivable from our manufacturers, increased customer deposits, partially offset by our net loss, and seasonal declines in accounts payable and accrued expenses. For the three months ended December 31, 2009, cash provided by operating activities approximated $27.5 million. For the three months ended December 31, 2009, cash provided by operating activities was primarily related to a decrease in inventories because of our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, partially offset by an increase in our income tax receivable, and seasonal declines in accounts payable and accrued expenses.
For the three months ended December 31, 2010, cash used in investing activities approximated $871,000 and was primarily used to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2009, cash used in investing activities approximated $169,000 and was primarily used to purchase property and equipment associated with improving existing retail facilities.
For the three months ended December 31, 2010, cash provided by financing activities approximated $1.1 million. For the three months ended December 31, 2010, cash provided by financing activities was primarily attributable to net borrowings on our short-term borrowings. For the three months ended December 31, 2009, cash used in financing activities approximated $39.8 million. For the three months ended December 31, 2009, cash used in financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.
In June 2010, we entered into an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company (“GECDF”). The Credit Facility provides a floor plan financing commitment of $100 million and allows us to request a $50 million increase to this commitment under an accordion feature, subject to GECDF approval. The Credit Facility matures in June 2013, subject to extension for two one-year periods, with the approval of GECDF.
The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2010, we were in compliance with all of the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.
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

In October 2010, we entered into an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.
Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the original invoice date. Advances on used inventory will mature 366 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis, starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.
The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2010, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.
The Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.
As of December 31, 2010, our indebtedness associated with financing our inventory and working capital needs totaled approximately $94.6 million. At December 31, 2009 and 2010, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 4.0%, respectively. At December 31, 2010, our additional available borrowings under our Credit Facility and CGI Facility were approximately $19.0 million.
We issued a total of 163,349 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2010 for approximately $523,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
At December 31, 2010, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $900,000 in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2010 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

10.21	(h)†
Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.

10.21	(i)†	Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.

10.26	†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.(1)

10.27	†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender.(1)

10.28		Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.(1)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
February 8, 2011	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)