Form 10-Q
period 2011-03-31
MARINEMAX INC
filed 2011-05-02
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.
Commission File Number. 1-14173
MARINEMAX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on April 30, 2011 was 23,231,949.

MARINEMAX, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011

Revenue	$110,116	$115,756	$210,565	$207,946
Cost of sales	85,910	88,961	164,388	157,569

Gross profit	24,206	26,795	46,177	50,377

Selling, general, and administrative expenses	29,631	30,446	59,260	57,887

Loss from operations	(5,425)	(3,651)	(13,083)	(7,510)

Interest expense	1,059	836	2,521	1,679

Loss before income tax benefit	(6,484)	(4,487)	(15,604)	(9,189)

Income tax benefit	146	—	19,419	—

Net (loss) income	$(6,338)	$(4,487)	$3,815	$(9,189)

Basic net (loss) income per common share	$(0.29)	$(0.20)	$0.17	$(0.41)

Diluted net (loss) income per common share	$(0.29)	$(0.20)	$0.17	$(0.41)

Weighted average number of common shares used in computing net (loss) income per common share:

Basic	21,982,631	22,329,156	21,888,574	22,283,970

Diluted	21,982,631	22,329,156	22,521,571	22,283,970

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2010	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,539	$21,436
Accounts receivable, net	22,774	19,987
Inventories, net	188,724	190,160
Prepaid expenses and other current assets	7,464	6,069

Total current assets	235,501	237,652

Property and equipment, net	99,705	98,641
Other long-term assets	1,554	1,264

Total assets	$336,760	$337,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,002	$11,982
Customer deposits	5,412	9,556
Accrued expenses	24,724	26,028
Short-term borrowings	93,844	90,031

Total current liabilities	130,982	137,597

Other long-term liabilities	3,748	4,675

Total liabilities	134,730	142,272

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2010 and March 31, 2011	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 22,938,938 and 23,152,329 shares issued and 22,148,038 and 22,361,429 shares outstanding at September 30, 2010 and March 31, 2011, respectively	23	23
Additional paid-in capital	206,548	208,992
Retained earnings	11,269	2,080
Treasury stock, at cost, 790,900 shares held at September 30, 2010 and March 31, 2011	(15,810)	(15,810)

Total stockholders’ equity	202,030	195,285

Total liabilities and stockholders’ equity	$336,760	$337,557

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2010	22,938,938	$23	$206,548	$11,269	$(15,810)	$202,030

Net loss	—	—	—	(9,189)	—	(9,189)
Shares issued pursuant to employee stock purchase plan	40,012	—	239	—	—	239
Shares issued upon vesting of equity awards, net of tax withholding	60,389	—	(191)	—	—	(191)
Shares issued upon exercise of stock options	103,697	—	488	—	—	488
Stock-based compensation	9,293	—	1,908	—	—	1,908

BALANCE, March 31, 2011	23,152,329	$23	$208,992	$2,080	$(15,810)	$195,285

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,815	$(9,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,903	3,321
Loss (gain) on sale of property and equipment	25	(5)
Stock-based compensation expense	2,229	1,908
Tax benefits from options exercised	19	—
Excess tax benefits from stock-based compensation	(19)	—
Decrease in —
Accounts receivable, net	15,185	2,787
Income tax receivable	9,983	—
Inventories, net	32,239	812
Prepaid expenses and other assets	2,210	1,616
Increase (decrease) in —
Accounts payable	11,230	4,980
Customer deposits	5,908	4,144
Accrued expenses	(6,501)	2,231

Net cash provided by operating activities	80,226	12,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(732)	(2,319)
Net cash used to acquire inventory and equipment of a business	—	(2,258)
Proceeds from sale of property and equipment	29	146

Net cash used in investing activities	(703)	(4,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on short-term borrowings	(89,000)	(3,813)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	736	536
Excess tax benefits from stock-based compensation	19	—

Net cash used in financing activities	(88,245)	(3,277)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,722)	4,897
CASH AND CASH EQUIVALENTS, beginning of period	25,508	16,539

CASH AND CASH EQUIVALENTS, end of period	$16,786	$21,436

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,001	$1,585
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. COMPANY BACKGROUND:
We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of March 31, 2011, we operated through 57 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
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
We have dealership agreements with Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.
We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are also the exclusive dealer for Bayliner through a multi-year dealer agreement for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
As is typical in the industry, we deal with manufacturers, other than Sea Ray, Boston Whaler, Bayliner, Hatteras, Cabo, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.
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
2. BASIS OF PRESENTATION:
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2011, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at March 31, 2011 approximate fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected in future periods.
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
Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 21 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).
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

3. REVENUE RECOGNITION
We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimal period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of March 31, 2011, on our experience with repayments or defaults on the related finance or insurance contracts.
We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of March 31, 2011, based upon our experience with repayments or defaults on the service contracts.
4. INVENTORIES
Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and March 31, 2011, our lower of cost or market valuation allowance was $7.3 million and $4.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
5. IMPAIRMENT OF LONG-LIVED ASSETS
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of March 31, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.
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
7. SHORT-TERM BORROWINGS:
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
The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2011, we were in compliance with all of the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.
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
The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.
The Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.
As of March 31, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $90.0 million. At March 31, 2010 and 2011, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 4.0%, respectively. At March 31, 2011, our additional available borrowings under our Credit Facility and CGI Facility were approximately $24.4 million.

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
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2011, we had no long-term debt. However, we rely on our Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our Credit Facility and CGI Facility to fund our operations. Any inability to utilize our Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.
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
During the six months ended March 31, 2010 and 2011, we recognized stock-based compensation expense of approximately $2.2 million and $1.9 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2010 was approximately $19,000. There was no tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2011.
Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2010 and 2011, was approximately $736,000 and $727,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.
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
The following table summarizes option activity from September 30, 2010 through March 31, 2011:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2010	614,089	2,101,881	$3,713	$10.27	6.8
Options authorized	1,000,000	—		—
Options granted	(441,350)	441,350		$7.61
Options cancelled/forfeited/expired	60,758	(60,758)		$9.14
Restricted stock awards issued	(62,393)	—		—
Restricted stock awards forfeited	17,063	—		—
Options exercised	—	(103,697)		$4.70

Balance at March 31, 2011	1,188,167	2,378,776	$7,683	$10.05	6.9

Exercisable at March 31, 2011		1,627,058	$5,393	$10.96	6.1

The weighted-average grant date fair value of options granted during the six months ended March 31, 2010 and 2011, was $5.18 and $5.16, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2010 and 2011 was $607,000 and $398,000, respectively.
As of March 31, 2010 and 2011, there was approximately $1.6 million and $1.7 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 3.1 years and 3.7 years, respectively. The total fair value of options vested during the six months ended March 31, 2010 and 2011 was approximately $1.5 million and $3.0 million, respectively.
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
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	2.0%	2.3%	1.3%
Volatility	86.0%	96.4%	85.8%	94.8%
Expected life	5.0 years	4.2 years	5.0 years	4.4 years

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
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	77.5%	60.2%	77.5%	60.2%
Expected life	six months	six months	six months	six months
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

The following table summarizes restricted stock award activity from September 30, 2010 through March 31, 2011:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested balance at September 30, 2010	434,169	$18.31
Changes during the period
Awards granted	62,393	$7.59
Awards vested	(179,452)	$23.71
Awards forfeited	(17,063)	$13.85

Non-vested balance at March 31, 2011	300,047	$13.10

As of March 31, 2011, we had approximately $1.0 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.9 years.
12. NET INCOME/LOSS PER SHARE:
The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Weighted average common shares outstanding used in calculating basic income (loss) per share	21,982,631	22,329,156	21,888,574	22,283,970
Effect of dilutive options	—	—	632,997	—

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	21,982,631	22,329,156	22,521,571	22,283,970

Options to purchase 1,433,992 and 1,129,369 shares of common stock were outstanding at March 31, 2010 and 2011, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the three and six months ended March 31, 2011, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES:
We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2011, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our ability to capitalize on our core strengths to substantially outperform the industry and result in market share gains; our ability to align our retailing strategies with the desire of consumers; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
General
We are the largest recreational boat retailer in the United States with fiscal 2010 revenue in excess of $450 million. Through our current 57 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts and accessories. We also arrange related boat financing, insurance, and extended warranty contracts; provide boat repair and maintenance services; and offer yacht and boat brokerage services, and, where available, offer slip and storage accommodations.
MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 21 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009, or 2010.
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
Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of repayments and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of March 31, 2011. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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

Inventories
Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and March 31, 2011, our lower of cost or market valuation allowance was $7.3 million and $4.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of March 31, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.
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

Consolidated Results of Operations
The following discussion compares the three and six months ended March 31, 2011 with the three and six months ended March 31, 2010 and should be read in conjunction with the condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Revenue. Revenue increased $5.7 million, or 5.1%, to $115.8 million for the three months ended March 31, 2011 from $110.1 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in comparable-store sales. The increase in our comparable-store sales was due to our sales efforts, including the delivery of certain previously ordered yachts. Our retail sales continued to be adversely impacted by the ongoing economic pressure on our industry.
Gross Profit. Gross profit increased $2.6 million, or 10.7%, to $26.8 million for the three months ended March 31, 2011 from $24.2 million for the three months ended March 31, 2010. Gross profit as a percentage of revenue increased to 23.2% for the three months ended March 31, 2011 from 22.0% for the three months ended March 31, 2010. The increase in gross profit as a percentage of revenue was primarily a result of the higher product margins on the boats we sold due to improved inventory aging.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $815,000, or 2.8%, to $30.4 million for the three months ended March 31, 2011 from $29.6 million for the three months ended March 31, 2010. The increase in the dollar level of selling, general, and administrative expenses was attributable to increased commissions as a result of increased boat and brokerage sales. Additionally, we had an increase in marketing expenses associated with boat show spending partially related to new brands we have added. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 0.6% to 26.3% for the three months ended March 31, 2011 from 26.9% for the three months ended March 31, 2010. This decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the reported comparable-store sales increase.
Interest Expense. Interest expense decreased $223,000, or 21.1%, to $836,000 for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. Interest expense as a percentage of revenue decreased to 0.7% for the three months ended March 31, 2011 from 1.0% for the three months ended March 31, 2010. The decrease was primarily a result of a lower interest rate on our new floor plan credit facilities with GECDF and CGI.
Income Tax Benefit. We had no income tax expense for the three months ended March 31, 2011 compared with an income tax benefit of $146,000 for the three months ended March 31, 2010. Our effective income tax rate was low for both the three months ended March 31, 2011 and 2010, respectively, primarily due to the limitations on our net operating loss carryback, which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.
Six Months Ended March 31, 2011 Compared with Six Months Ended March 31, 2010
Revenue. Revenue decreased $2.7 million, or 1.2%, to $207.9 million for the six months ended March 31, 2011 from $210.6 million for the six months ended March 31, 2010. Of this decrease, $1.7 million was attributable to a decline in comparable-store sales and $1.0 million was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the six months ended March 31, 2011. Our retail sales continued to be adversely impacted by the ongoing economic pressure on our industry. Additionally, the decline in our comparable-store sales was due to a decline in used boat sales, as our average used boat inventories have contracted substantially from prior year levels, offset by an increase in new boat sales.

Gross Profit. Gross profit increased $4.2 million, or 9.1% to $50.4 million for the six months ended March 31, 2011 from $46.2 million for the six months ended March 31, 2010. Gross profit as a percentage of revenue increased to 24.2% for the six months ended March 31, 2011 from 21.9% for the six months ended March 31, 2010. The increase in gross profit as a percentage of revenue was primarily a result of increased product margins on the boats we sold due to improved inventory aging.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.4 million, or 2.3%, to $57.9 million for the six months ended March 31, 2011 from $59.3 million for the six months ended March 31, 2010. The reduction in the dollar level of selling, general, and administrative expenses was attributable to the reported same-store sales decline. The reduction was in part offset by an increase in marketing expenses associated with boat show spending partially related to new brands we have added. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 0.3% to 27.8% for the six months ended March 31, 2011 from 28.1% for the six months ended March 31, 2010, as a result of our reduced cost structure.
Interest Expense. Interest expense decreased $842,000, or 33.4%, to $1.7 million for the six months ended March 31, 2011 from $2.5 million for the six months ended March 31, 2010. Interest expense as a percentage of revenue decreased to 0.8% for the six months ended March 31, 2011 from 1.2% for the six months ended March 31, 2010. The decrease was primarily a result of a lower interest rate on our new floor plan credit facilities with GECDF and CGI.
Income Tax Benefit. We had no income tax expense for the six months ended March 31, 2011 compared with an income tax benefit $19.4 million for the six months ended March 31, 2010. The decrease in our tax benefit resulted from the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. The act allowed us to carryback our 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
Liquidity and Capital Resources
Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore utilize the credit facilities to fund operations. At March 31, 2011, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. Currently, no agreements exist that restrict this flow of funds from our dealerships.
For the six months ended March 31, 2011, cash provided by operating activities approximated $12.6 million. For the six months ended March 31, 2011, cash provided by operating activities was primarily related to a decrease in accounts receivable from our manufacturers, an increase in accounts payable, an increase in customer deposits, and an increase in accrued expenses, partially offset by our net loss. For the six months ended March 31, 2010, cash provided by operating activities approximated $80.2 million. For the six months ended March 31, 2010, cash provided by operating activities was primarily related to a decrease in inventories, due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, a decrease in income tax receivable, an increase in our accounts payable, and an increase in customer deposits.
For the six months ended March 31, 2011, cash used in investing activities approximated $4.4 million and was primarily used in a business acquisition and to purchase property and equipment associated with improving existing retail facilities. Of the $4.4 million, approximately $2.3 million was used in the business acquisition to acquire inventory and equipment. For the six months ended March 31, 2010, cash used in investing activities approximated $703,000 and was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the six months ended March 31, 2011, cash used in financing activities approximated $3.3 million. For the six months ended March 31, 2011, cash used in financing activities was primarily attributable to net payments on our short-term borrowings. For the six months ended March 31, 2010, cash used in financing activities approximated $88.2 million. For the six months ended March 31, 2010, cash used in financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.
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
The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2011, we were in compliance with all of the covenants under the Credit Facility. The interest rate for amounts outstanding under the Credit Facility is 378 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.
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
The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.
The Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.

As of March 31, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $90.0 million. At March 31, 2010 and 2011, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 4.0%, respectively. At March 31, 2011, our additional available borrowings under our Credit Facility and CGI Facility were approximately $24.4 million.
We issued a total of 213,391 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the six months ended March 31, 2011 for approximately $727,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
At March 31, 2011, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $900,000 in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2011 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

MARINEMAX, INC.
May 2, 2011	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)