Form 10-Q
period 2011-06-30
MARINEMAX INC
filed 2011-08-05
CIK 1057060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.
Commission File Number. 1-14173
MARINEMAX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3496957 (I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on July 31, 2011 was 23,272,960.

MARINEMAX, INC. AND SUBSIDIARIES

Item No.	Page

PART I FINANCIAL INFORMATION

1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2010 and 2011	3

Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended June 30, 2011	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3. Quantitative and Qualitative Disclosures About Market Risk	22

4. Controls and Procedures	22

PART II OTHER INFORMATION

1. Legal Proceedings	24

1A. Risk Factors	24

2. Unregistered Sales of Equity Securities and Use of Proceeds	24

3. Defaults Upon Senior Securities	24

4. Removed and Reserved	24

5. Other Information	24

6. Exhibits	24

SIGNATURES	25

Exhibit 10.21(j)
Exhibit 10.21(k)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenue	$115,383	$153,171	$325,948	$361,117
Cost of sales	80,829	114,088	245,217	271,657

Gross profit	34,554	39,083	80,731	89,460

Selling, general, and administrative expenses	33,340	35,224	92,600	93,111

Income (loss) from operations	1,214	3,859	(11,869)	(3,651)

Interest expense	702	837	3,223	2,516

Income (loss) before income tax benefit	512	3,022	(15,092)	(6,167)

Income tax benefit	—	333	19,419	333

Net income (loss)	$512	$3,355	$4,327	$(5,834)

Basic net income (loss) per common share	$0.02	$0.15	$0.20	$(0.26)

Diluted net income (loss) per common share	$0.02	$0.15	$0.19	$(0.26)

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	22,077,086	22,439,702	21,951,424	22,335,881

Diluted	22,793,218	23,103,280	22,612,105	22,335,881

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2010	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,539	$27,043
Accounts receivable, net	22,774	21,504
Inventories, net	188,724	200,944
Prepaid expenses and other current assets	7,464	5,428

Total current assets	235,501	254,919

Property and equipment, net	99,705	101,827
Other long-term assets	1,554	1,194

Total assets	$336,760	$357,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,002	$10,958
Customer deposits	5,412	8,672
Accrued expenses	24,724	26,997
Short-term borrowings	93,844	105,212

Total current liabilities	130,982	151,839

Other long-term liabilities	3,748	6,210

Total liabilities	134,730	158,049

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2010 and June 30, 2011	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 22,938,938 and 23,240,241 shares issued and 22,148,038 and 22,449,341 shares outstanding at September 30, 2010 and June 30, 2011, respectively	23	23
Additional paid-in capital	206,548	210,243
Retained earnings	11,269	5,435
Treasury stock, at cost, 790,900 shares held at September 30, 2010 and June 30, 2011	(15,810)	(15,810)

Total stockholders’ equity	202,030	199,891

Total liabilities and stockholders’ equity	$336,760	$357,940

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2010	22,938,938	$23	$206,548	$11,269	$(15,810)	$202,030

Net loss	—	—	—	(5,834)	—	(5,834)
Shares issued pursuant to employee stock purchase plan	81,615	—	488	—	—	488
Shares issued upon vesting of equity awards, net of tax withholding	60,389	—	(191)	—	—	(191)
Shares issued upon exercise of stock options	146,220	—	748	—	—	748
Stock-based compensation	13,079	—	2,650	—	—	2,650

BALANCE, June 30, 2011	23,240,241	$23	$210,243	$5,435	$(15,810)	$199,891

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,327	$(5,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,690	4,962
Loss on sale of property and equipment	25	7
Loss on extinguishment and modification of debt and short-term borrowings	1,023	—
Stock-based compensation expense	3,256	2,650
Tax benefits from options exercised	19	—
Excess tax benefits from stock-based compensation	(19)	—
Decrease (increase) in —
Accounts receivable, net	16,109	1,270
Income tax receivable	9,983	—
Inventories, net	24,546	(9,972)
Prepaid expenses and other assets	(196)	(169)
Increase (decrease) in —
Accounts payable	12,750	3,956
Customer deposits	11,596	3,260
Accrued expenses and other long-term liabilities	(5,606)	4,735

Net cash provided by operating activities	83,503	4,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,186)	(4,411)
Capitalization of software and website development costs	—	(242)
Net cash used to acquire inventory and equipment of a business	—	(2,258)
Proceeds from sale of property and equipment	31	146

Net cash used in investing activities	(1,155)	(6,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(84,788)	11,368
Debt modification costs	(60)	(9)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,329	1,045
Excess tax benefits from stock-based compensation	19	—

Net cash (used in) provided by financing activities	(83,500)	12,404

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,152)	10,504
CASH AND CASH EQUIVALENTS, beginning of period	25,508	16,539

CASH AND CASH EQUIVALENTS, end of period	$24,356	$27,043

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,751	$2,393
Income taxes	$31	$—
See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. COMPANY BACKGROUND:
We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. As of June 30, 2011, we operated through 57 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.
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
We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are also the exclusive dealer for Boston Whaler and Bayliner through a multi-year dealer agreement for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.
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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and to date in fiscal 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.
2. BASIS OF PRESENTATION:
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2011, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at June 30, 2011 approximate fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected in future periods.
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

3. REVENUE RECOGNITION
We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident and disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of June 30, 2011, on our experience with repayments or defaults on the related finance or insurance contracts.
We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of June 30, 2011, based upon our experience with terminations or defaults on the service contracts.
4. INVENTORIES
Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and June 30, 2011, our lower of cost or market valuation allowance was $7.3 million and $4.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
5. IMPAIRMENT OF LONG-LIVED ASSETS
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.
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
7. SHORT-TERM BORROWINGS:
In June 2011, we entered into an amendment to our Inventory Financing Agreement (the “Credit Facility”), originally entered into in June 2010 with GE Commercial Distribution Finance Company (“GECDF”), as amended in December 2010. The June 2011 amendment, among other things, modified the amount of borrowing availability, interest rate, and maturity date of the Credit Facility. The amended Credit Facility provides a floor plan financing commitment up to $150 million, up from the previous limit of $100 million, subject to borrowing base availability resulting from the amount and aging of our inventory. The amended Credit Facility matures in June 2014, subject to extension for two one-year periods, with the approval of GECDF.
The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.
Advances under the amended Credit Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the amended Credit Facility.
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
The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

The amended Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.
As of June 30, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $105.2 million. At June 30, 2010 and 2011, the interest rate on the outstanding short-term borrowings was approximately 4.1% and 4.0%, respectively. At June 30, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $47.3 million based upon the outstanding borrowing base availability.
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
The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2011, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.
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
During the nine months ended June 30, 2010 and 2011, we recognized stock-based compensation expense of approximately $3.3 million and $2.7 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. Tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2010 was approximately $19,000. There were no tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2011.
Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2010 and 2011, was approximately $1.3 million and $1.2 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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
The following table summarizes option activity from September 30, 2010 through June 30, 2011:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life
Balance at September 30, 2010	614,089	2,101,881	$3,713	$10.27	6.8
Options authorized	1,000,000	—		—
Options granted	(443,350)	443,350		$7.61
Options cancelled/forfeited/expired	92,101	(92,101)		$11.12
Restricted stock awards issued	(62,393)	—		—
Restricted stock awards forfeited	17,126	—		—
Options exercised	—	(146,220)		$5.12

Balance at June 30, 2011	1,217,573	2,306,910	$5,641	$10.06	6.8

Exercisable at June 30, 2011		1,702,263	$4,498	$10.92	6.2

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2010 and 2011, was $5.41 and $5.16, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2010 and 2011 was $900,000 and $551,000, respectively.
As of June 30, 2010 and 2011, there were approximately $1.6 million and $1.3 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.2 years and 3.6 years, respectively. The total fair value of options vested during the nine months ended June 30, 2010 and 2011 was approximately $2.2 million and $3.5 million, respectively.
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

The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	0.7%	2.3%	1.3%
Volatility	86.2%	107.4%	85.8%	94.9%
Expected life	5.0 years	3.0 years	5.0 years	4.4 years
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
The following are the weighted-average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	61.4%	40.5%	71.3%	53.1%
Expected life	six months	six months	six months	six months
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

The following table summarizes restricted stock award activity from September 30, 2010 through June 30, 2011:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested balance at September 30, 2010	434,169	$18.31
Changes during the period
Awards granted	62,393	$7.59
Awards vested	(189,827)	$22.63
Awards forfeited	(17,126)	$13.86

Non-vested balance at June 30, 2011	289,609	$13.43

As of June 30, 2011, we had approximately $838,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.8 years.
12. NET INCOME/LOSS PER SHARE:
The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Weighted average common shares outstanding used in calculating basic income (loss) per share	22,077,086	22,439,702	21,951,424	22,335,881
Effect of dilutive options	716,132	663,578	660,681	—

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	22,793,218	23,103,280	22,612,105	22,335,881

Options to purchase 1,294,519 and 1,068,796 shares of common stock were outstanding at June 30, 2010 and 2011, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2011, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES:
We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2011, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 21 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009, or 2010, and to date in fiscal 2011.
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
Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and to date in fiscal 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close some of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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
Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2011. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.
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

Inventories
Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and June 30, 2011, our lower of cost or market valuation allowance was $7.3 million and $4.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.
Impairment of Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40.
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

Consolidated Results of Operations
The following discussion compares the three and nine months ended June 30, 2011 with the three and nine months ended June 30, 2010 and should be read in conjunction with the condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
Revenue. Revenue increased $37.8 million, or 32.7%, to $153.2 million for the three months ended June 30, 2011 from $115.4 million for the three months ended June 30, 2010. The increase was primarily attributable to an increase in comparable-store sales. Comparable-store sales were incrementally benefited by the additional brands we expanded with this year and more aggressive marketing. The marine industry continues to be adversely impacted by the ongoing economic pressure.
Gross Profit. Gross profit increased $4.5 million, or 13.1%, to $39.1 million for the three months ended June 30, 2011 from $34.6 million for the three months ended June 30, 2010. Gross profit as a percentage of revenue decreased to 25.5% for the three months ended June 30, 2011 from 30.0% for the three months ended June 30, 2010. The decrease in gross profit as a percentage of revenue was primarily a result of the significant mix shift in our revenue to boat sales. With boat sales as a larger component of our overall revenue in the June 2011 quarter compared with the comparable period last year, our higher margin brokerage services, finance and insurance products, and service, parts and accessories products fell as a percentage of revenue, resulting in our overall gross profit decreasing accordingly.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.9 million, or 5.7%, to $35.2 million for the three months ended June 30, 2011 from $33.3 million for the three months ended June 30, 2010. The increase in the dollar level of selling, general, and administrative expenses was attributable to increased commissions as a result of increased boat sales. Additionally, we increased marketing expenses associated with boat show spending, partially related to new brands we have added and for additional seasonal promotional activities. The three months ended June 30, 2010 included approximately $1.0 million of debt extinguishment costs related to our previous credit facility. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 5.9% to 23.0% for the three months ended June 30, 2011 from 28.9% for the three months ended June 30, 2010. This decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to expense leverage obtained through our reported comparable-store sales increase.
Interest Expense. Interest expense increased $135,000, or 19.2%, to $837,000 for the three months ended June 30, 2011 from $702,000 for the three months ended June 30, 2010. The increase was primarily a result of increased borrowings under our credit facilities. Interest expense as a percentage of revenue decreased to 0.5% for the three months ended June 30, 2011 from 0.6% for the three months ended June 30, 2010. The decrease was primarily attributable to the reported comparable-store sales increase as well as a result of a lower interest rate on our new floor plan credit facilities with GECDF and CGI.
Income Tax Benefit. We had an income tax benefit of $333,000 for the three months ended June 30, 2011 compared with no income tax expense or benefit for the three months ended June 30, 2010. Our effective income tax rate was low for both the three months ended June 30, 2011 and 2010, respectively, primarily due to the limitations on our net operating loss carryback, which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.
Nine Months Ended June 30, 2011 Compared with Nine Months Ended June 30, 2010
Revenue. Revenue increased $35.2 million, or 10.8%, to $361.1 million for the nine months ended June 30, 2011 from $325.9 million for the nine months ended June 30, 2010. Of this increase, $36.3 million was attributable to an increase in comparable-store sales, which was partially offset by a decline of $1.1 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base for the nine months ended June 30, 2011. The increase in our comparable-store sales was due to an increase in new boat sales, offset by a decline in used boat sales, due to less available used boats to sell for most of 2011 compared with 2010. Our retail sales have been adversely impacted by the ongoing economic pressure on our industry.

Gross Profit. Gross profit increased $8.8 million, or 10.8%, to $89.5 million for the nine months ended June 30, 2011 from $80.7 million for the nine months ended June 30, 2010. Gross profit as a percentage of revenue remained flat at 24.8% for the nine months ended June 30, 2011 and June 30, 2010, respectively. The increase in gross profit dollars was attributable to the increase in comparable-store sales.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $511,000, or 0.6%, to $93.1 million for the nine months ended June 30, 2011 from $92.6 million for the nine months ended June 30, 2010. The increase in the dollar level of selling, general, and administrative expenses was attributable to increased commissions as a result of increased boat sales. Additionally, we increased marketing expenses associated with boat show spending, partially related to new brands we have added. The nine months ended June 30, 2010 included approximately $1.0 million of debt extinguishment costs related to our previous credit facility. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 2.6% to 25.8% for the nine months ended June 30, 2011 from 28.4% for the nine months ended June 30, 2010, primarily attributable to expense leverage obtained through our reported comparable-store sales increase.
Interest Expense. Interest expense decreased $707,000, or 21.9%, to $2.5 million for the nine months ended June 30, 2011 from $3.2 million for the nine months ended June 30, 2010. Interest expense as a percentage of revenue decreased to 0.7% for the nine months ended June 30, 2011 from 1.0% for the nine months ended June 30, 2010. The decrease was primarily a result of a lower interest rate on our new floor plan credit facilities with GECDF and CGI.
Income Tax Benefit. We had an income tax benefit of $333,000 for the nine months ended June 30, 2011 compared with an income tax benefit $19.4 million for the nine months ended June 30, 2010. The decrease in our tax benefit resulted from the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. The act allowed us to carryback our 2009 net operating loss, which previously had a valuation allowance recorded against the entire amount as we were not able to carryback the loss under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period the act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.
Liquidity and Capital Resources
Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore utilize the credit facilities to fund operations. At June 30, 2011, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships. During fiscal 2011, we have reclassified $2.5 million related to a store classified as available for sale from prepaid expenses and other current assets to property and equipment within the consolidated balance sheets as we subsequently leased the facility.

For the nine months ended June 30, 2011, cash provided by operating activities approximated $4.9 million. For the nine months ended June 30, 2011, cash provided by operating activities was primarily related to an increase in accounts payable and accrued expenses as a result of the increased boat sales. In addition, customer deposits increased as large yachts were placed on order. This was partially offset by an increase of inventory driven by new product lines added and timing of boats received. For the nine months ended June 30, 2010, cash provided by operating activities approximated $83.5 million. For the nine months ended June 30, 2010, cash provided by operating activities was primarily related to a decrease in inventories due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, a decrease in income tax receivable resulting from the collection of the carryback claim, an increase in our accounts payable, and an increase in customer deposits.
For the nine months ended June 30, 2011, cash used in investing activities approximated $6.8 million and was primarily used in a business acquisition and to purchase property and equipment associated with improving existing retail facilities. Of the $6.8 million, approximately $2.3 million was used in the business acquisition to acquire inventory and equipment. For the nine months ended June 30, 2010, cash used in investing activities approximated $1.2 million and was primarily used to purchase property and equipment associated with improving existing retail facilities.
For the nine months ended June 30, 2011, cash provided by financing activities approximated $12.4 million. For the nine months ended June 30, 2011, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels. For the nine months ended June 30, 2010, cash used in financing activities approximated $83.5 million. For the nine months ended June 30, 2010, cash used in financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.
In June 2011, we entered into an amendment to our Inventory Financing Agreement (the “Credit Facility”), originally entered into in June 2010 with GE Commercial Distribution Finance Company (“GECDF”), as amended in December 2010. The June 2011 amendment, among other things, modified the amount of borrowing availability, interest rate, and maturity date of the Credit Facility. The amended Credit Facility provides a floor plan financing commitment up to $150 million, up from the previous limit of $100 million, subject to borrowing base availability resulting from the amount and aging of our inventory. The amended Credit Facility matures in June 2014, subject to extension for two one-year periods, with the approval of GECDF.
The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.
Advances under the amended Credit Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the amended Credit Facility.
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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.
The amended Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.
As of June 30, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $105.2 million. At June 30, 2010 and 2011, the interest rate on the outstanding short-term borrowings was approximately 4.1% and 4.0%, respectively. At June 30, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $47.3 million based upon the outstanding borrowing base availability.
We issued a total of 301,303 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the nine months ended June 30, 2011 for approximately $1.2 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.
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
Impact of Seasonality and Weather on Operations
Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to typically reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States or close retail locations in warm climates.
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
At June 30, 2011, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2011 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.
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
Changes in Internal Controls
During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

10.21(j)
Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. †

10.21(k)	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.
August 5, 2011	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)