Form 10-K
period 2011-09-30
MARINEMAX INC
filed 2011-12-08
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (17,912,697 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $176,619,192. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 6, 2011, there were outstanding 23,421,011 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2011

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2012 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth when economic conditions improve; and our belief that our retailing strategies are aligned with the desires of consumers. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage services; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 48% of our revenue in fiscal 2011. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 41% of its Sea Ray boat sales, during our 2011 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our geographic markets; the exclusive dealer for Bayliner in many of our geographic markets; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 21 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a new national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2011 was approximately $126,000, a decrease of approximately 13% from approximately $145,000 in fiscal 2010, compared with the industry average calendar 2010 selling price of approximately $35,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $9.9 million in annual sales in fiscal 2011. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales decreased 17% in fiscal 2010 and increased 8% in fiscal 2011.

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

The U.S. recreational boating industry generated approximately $30.4 billion in retail sales in calendar 2010, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $21.7 billion of these sales in 2010 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain competitive advantage in current and future markets, through market expansions and acquisitions.

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

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 21 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Acquired dealers operate under the MarineMax name.

We continually attempt to enhance our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax One Price hassle-free sales approach, and emphasizing the highest level of customer service and customer satisfaction.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.(1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.(2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(3)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc.

(2)	We subsequently closed the operations of Duce Marine, Inc.

(3)	Joint venture

Apart from acquisitions, we have opened 28 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 50 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft	2004	Minnesota
Boston Whaler	2005	Houston
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris FloteBote	2010	Arizona, Missouri, Minnesota, New Jersey, and Tennessee
Malibu	2010	Arizona
Axis	2010	Arizona
Nautique by Correct Craft	2010	Georgia and Minnesota
Bayliner	2010	New York
Meridian Yachts	2010	California
Harris FloteBote	2011	West Central Florida
Zeelander Yachts	2011	United States and Canada
Mangusta	2011	United States and Canada
Bayliner	2011	West Central Florida, Colorado, Connecticut, Minnesota, New Jersey, Tennessee, and Texas

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

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions. Substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increases in fuel prices, lower credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009, including significant net losses, followed by pre-tax losses in the fiscal years ended September 30, 2010 and 2011.

We have taken a number of actions to address recent market and economic conditions, including deferring our acquisition program, slowing our new store openings, reducing our inventory purchases, engaging in inventory reduction efforts, closing a number of our retail locations, significantly reducing our headcount, and modifying our debt structure and replacing our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of the current recessionary environment or the magnitude of the effects it will have on our operating performance nor can we predict the effectiveness of the measures we have taken to address this environment.

Despite the foregoing actions, we are maintaining our core values of customer service and satisfaction and plan to continue to pursue strategies that will enable us to achieve long-term success and growth when economic conditions improve. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate. We believe these expansions will strengthen our same-store sales growth when the industry recovers. Upon a return to more normal economic conditions, we plan to resume expanding our business through acquisitions in new geographical territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, online, and at offsite locations; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, through our print catalog, and through our newly enhanced website portal; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage services at most of our retail locations and at various offsite locations; maintaining a web based listing service for individuals and boat dealers and brokers to list their boats for sale; providing independent brokers and dealers our software applications to list their inventories for sale; conducting our yacht charter business, and maintaining a Rewards Club for our customers. Our expansion plans will depend upon the return of normal economic conditions.

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

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission, or SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 14, 2011.

Business

General

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 48% of our revenue in fiscal 2011. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 41% of its Sea Ray boat sales, during our 2011 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our geographic markets; the exclusive dealer for Bayliner in many of our geographic markets; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the Northeast United States from Maryland to Maine and the state of Florida.

We also are involved in other boating-related activities. We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, through our print catalog, and through our newly enhanced website portal; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance, or F&I, products at our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage services at most of our retail locations and at various offsite locations; we maintain a web-based listing service for individuals and boat dealers and brokers to list their boats for sale; we provide independent dealers and brokers our software applications under which the dealers and brokers can list their boat inventories for sale, which then can be posted to other websites selected by the dealers and brokers; and we conduct a yacht charter business in which we offer customers the opportunity to charter third-party owned power and sailing yachts in exotic locations.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $30.4 billion in retail sales in calendar 2010, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $21.7 billion of such sales in 2010. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, 2007, 2008, 2009, and 2010.

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

Promoting Brand Name Recognition and the MarineMax Connection.    We are promoting our brand name recognition to take advantage of our status as the nation’s only coast-to-coast marine retailer. This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for sub-

stantial periods in Southern markets will prefer to purchase and service their boats from the same well-known company. We refer to this strategy as the “MarineMax Connection.” As a result, our signage emphasizes the MarineMax name at each of our locations, and we conduct national advertising in various print and other media.

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.    We plan to continue to offer additional product lines and services throughout our dealerships and, when appropriate, online and various offsite locations. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory. We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses. We also have implemented aggressive programs to increase substantially the sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products. In addition, we have established a yacht charter business and are conducting programs to sell used boats, offer F&I products, and sell boating parts and accessories at various offsite locations.

Marketing over the Internet.    Our web initiatives span across multiple websites, including our core site, www.MarineMax.com. The websites provide customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores with leads to potential customers for new and used boats, brokerage services, finance and insurance products, and repair and maintenance services. In addition, we utilize various feeder websites and social networking websites to drive additional traffic and leads for our various product and service offerings. As mentioned above, we also maintain multiple online storefronts for customers to purchase used boats and a wide variety of boating parts and accessories.

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

Opening New Facilities.    We intend to continue to establish additional retail facilities in our existing and new markets when markets conditions improve. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 28 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 50 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

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

Emphasizing Best Practices.    We emphasize the “best practices” developed by us and our acquired dealers as appropriate throughout our locations. As an example, we follow a no-haggle sales approach at each of our dealerships. Under the MarineMax One Price hassle-free sales approach, we sell our boats at posted prices, generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, where beneficial, the best practices developed by us and our acquired dealers in terms of location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

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

Products and Services

We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we assist in arranging related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; offer slip and storage accommodations; provide boat and yacht brokerage services; license a software application for third-party boat inventory listings; conduct a yacht charter business; and maintain a Rewards Club program for our customers.

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Cabo Yachts, Hatteras Yachts, and Meridian Yachts. In fiscal 2011, we derived approximately 48% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 7% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2011, new boat sales accounted for 60.6% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2011 average new boat sales price of approximately $126,000, a decrease of approximately 13% from approximately $145,000 in fiscal 2010, compared with an estimated industry average calendar 2010 selling price of approximately $35,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Hatteras Motor Yachts	54’ to 100’+	$3,000,000 to $10,000,000+
Azimut	38’ to 116’+	790,000 to 12,000,000+
Convertibles
Hatteras Convertibles	54’ to 77’+	2,300,000 to 7,000,000+
Cabo	32’ to 52’	475,000 to 2,000,000+
Pleasure Boats
Sea Ray	18’ to 61’	21,000 to 2,500,000
Meridian	34’ to 54’	300,000 to 1,600,000
Bayliner	16’ to 33’	13,000 to 155,000
Fishing Boats
Boston Whaler	11’ to 37’	8,000 to 400,000
Grady White	18’ to 36’	40,000 to 500,000
Ski Boats
Malibu	20’ to 25’	44,000 to 88,000
Axis	20’ to 22’	35,000 to 38,000
Nautique by Correct Craft	21’ to 25’	57,000 to 105,000

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

Pleasure Boats.    Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are available in sedan, motoryacht, and pilothouse models. All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Bayliner sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs at lower price points. Most Sea Ray, Bayliner, and Meridian pleasure boats feature Mercury or MerCruiser engines.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2011, used boat sales accounted for 19.0% of our revenue, and 77.1% of the used boats we sold were Brunswick models.

Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boat inventory through customer trade-ins. We intend to continue to increase our used boat business as a result of the availability of quality used boats generated from our new boat sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, including our Premium Certified Pre-Owned Program, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations. Additionally, substantially all of our used boat inventory is posted on our website, which expands the awareness and availability of our products to a large audience of boating enthusiasts. We also sell used boats at various marinas and other offsite locations throughout the country.

To further enhance our used boat sales, we launched a Premium Certified Pre-Owned Program, or PCPO, in fiscal 2008. Generally, PCPO boats are less than four years old, have passed a 150-point inspection, and carry a one year warranty. Additionally, we offer the Sea Ray Legacy warranty plan available for used Sea Ray boats less than six years old. The Legacy plan applies to each qualifying used Sea Ray boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe these programs enhance our sales of used Sea Ray boats by motivating purchasers of used Sea Ray boats to complete their purchases through our Sea Ray dealerships.

We recently established a web-based listing service for individuals and boat dealers to list their used boats for sale. Similar to other web-based listing services, the listings are offered through a tiered pricing strategy ranging from a basic “free” package to premium packages for a designated period of time. We also help facilitate sales by connecting buyers with independent service providers that offer boat inspections, boat transportation, and boat financing. We generate revenue for boat listings from sellers, lead generation from service providers, and display advertising from service providers.

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

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

We also sell a broad variety of marine parts and accessories at our retail locations, at various offsite locations, through our print catalog, and through our newly enhanced website portal. These marine parts and accessories include marine electronics; dock and anchoring products, such as boat fenders, lines, and anchors; boat covers; trailer parts; water sport accessories, such as tubes, lines, wakeboards, and skies; engine parts; oils; lubricants; steering and control systems; corrosion control products, service products; high-performance accessories, such as propellers and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment. We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logos.

Our in-store parts and accessories efforts have been expanded with more products, enhanced displays, and more focused marketing efforts. In order to serve customers in locations where we do not have retail locations, we have embarked upon an aggressive print catalog and web presence, which carry substantially more products than offered at our retail locations and are conducting programs to sell parts and accessories at various offsite locations. In all of our parts and accessories business, we utilize our industry knowledge and experience to offer boating enthusiasts high-quality products with which we have experience.

The sale of marine engines, related marine equipment, and boating parts and accessories accounted for 6.2% of our fiscal 2011 revenue.

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

Maintenance, repair, and storage services accounted for 8.9% of our revenue during fiscal 2011. This includes warranty and non-warranty services.

F&I Products

At each of our retail locations and at various offsite locations, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit life, and accident, disability, and casualty insurance coverage (collectively, “F&I”).

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

During fiscal 2011, fee income generated from F&I products accounted for 2.7% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-

day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on various internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2011, brokerage service commissions accounted for 2.6% of our revenue.

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

Inventory Listing

We have developed and license to independent dealers and brokers a software application under which the dealers and brokers can list their boat inventories for sale, which can then be posted to other websites selected by the dealers and brokers. We charge these dealers and brokers set up and monthly fees.

Yacht Charter

We recently launched a yacht charter business in which we offer customers the opportunity to charter power and sailing yachts in exotic destinations, starting with our initial location in the British Virgin Islands. This business entails the sale by us of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us. The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the term of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Rewards Club

We maintain a Rewards Club for our customers. Our Reward Club offers members discounts on service work we perform as well discounts on parts and accessories that we sell at our retail locations, by print catalog, or online.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 54 retail locations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay, Tampa Bay, and the Caloosahatchee River in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks, and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great Sound Bay, the Hudson River, and Huntington Harbor in New York; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Tennessee River in Tennessee; and Clear Lake, and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We sell our boats at posted MarineMax One Prices that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, Harris, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut-Benetti Group, Grady White, Tracker Marine, Malibu, and Nautique by Correct Craft. In fiscal 2011, sales of new Brunswick boats accounted for approximately 48% of our revenue. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2011. We believe our Sea Ray boat purchases represented approximately 41% of Sea Ray’s new boat sales and approximately 7% of all Brunswick marine product sales during fiscal 2011.

We have entered into multi-year agreements with Brunswick covering Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, and Meridian products. We typically deal with each of our manufacturers, other than Brunswick, under an annually renewable, non-exclusive dealer agreement.

The dealer agreements do not restrict our right to sell any product lines or competing products. The terms of each dealer agreement appoints a designated geographical territory for the dealer, which is exclusive to the dealer so long as the dealer is not in breach of the material obligations and performance standards under the agreement and then current material policies and programs following notice and the expiration of any applicable cure periods without cure.

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

We are party to an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company, or GECDF. The Credit Facility provides a floor plan financing commitment of up to $150 million. The Credit Facility matures on June 24, 2014 and is subject to extension for two one-year periods, subject to GECDF approval.

The interest rate for amounts outstanding under the Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the line.

The Credit Facility has certain financial covenants. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2011, we were in compliance with all the covenants under the Credit Facility.

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

We also are a party to an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. (“CGI”). The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a term of approximately one year ending in August 2012, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate.

Advances under the CGI Facility will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will mature 550 days from the advance date. Advances on used inventory will mature 366 days from the advance date. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

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

At September 30, 2011, we owed an aggregate of $118.8 million under the Credit Facility and the CGI Facility. Outstanding short-term borrowings accrued interest at a rate of 4.0% as of September 30, 2011, and the Credit Facility and the CGI Facility provided us with an additional net borrowing availability of approximately $53.2 million, based upon the outstanding borrowing base availability. All indebtedness associated with our real estate holdings were repaid during the fiscal year ended September 30, 2009.

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

Employees

As of September 30, 2011, we had 1,203 employees, 1,138 of whom were in store-level operations and 65 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2011, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 23%, 28%, and 30%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position
William H. McGill Jr.	67	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	46	Executive Vice President, Chief Financial Officer, Secretary, and Director
Edward A. Russell	51	Executive Vice President and Chief Operating Officer
Kurt M. Frahn	43	Vice President of Finance, Chief Accounting Officer and Treasurer
Paulee C. Day	42	Vice President, General Counsel, and Assistant Secretary

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

Kurt M. Frahn has served as Vice President of Finance and Treasurer of our company since October 22, 2002 and as Chief Accounting Officer since June 10, 2011. Mr. Frahn served as Director of Taxes and Acquisitions of our company from May 15, 1998 until October 22, 2002. Mr. Frahn was employed by Arthur Andersen LLP from September 3, 1991 until May 15, 1998, serving most recently as a tax consulting manager.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 45%, 54%, and 50% of our revenue during fiscal 2009, 2010, and 2011, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and 2011. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, to $450.3 million in fiscal 2010, and increased slightly to $480.9 million in fiscal 2011. Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund), and a net loss of $11.5 million in fiscal 2011. These substantially deteriorating economic and financial conditions have had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales and other liquidations of excess inventory.

These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. While we believe the steps we have taken to date will enable us to emerge from the current economic environment as a stronger and more profitable company, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary. A continuation of depressed economic factors could have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2011, we had no long-term debt. We rely on our credit facilities to purchase and maintain our inventory of boats. Our ability to borrow under our credit facilities depends on our ability to continue to satisfy our covenants and other obligations under our credit facilities. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facilities reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facilities also depends upon the ability of our lenders, GECDF and CGI, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize our credit facilities to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under our credit facilities or replace or supplement our credit facilities, which may not be possible at all or under commercially reasonable terms.

Our Credit Facility with GECDF provides a floor plan financing commitment of $150 million, and the CGI Facility provides a floor plan financing commitment of $30 million. The collateral for our Credit Facility with GECDF is all of our personal property with certain limited exceptions, and our collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral under either facility. As of September 30, 2011, we were in compliance with all of the Credit Facility covenants and our additional available borrowings under our credit facilities were approximately $53.2 million based upon the outstanding borrowing base availability.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impacts the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2008, fiscal 2009, fiscal 2010, and fiscal 2011 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

Our strategies to enhance our performance may not be successful.

We are increasing our efforts to grow our financing and insurance, parts and accessory, service, yacht charter, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability to these higher margin businesses. In addition, we have implemented aggressive programs to substantially increase the sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products. These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats. These business initiatives will require us to add personnel, enter businesses in which we do not have extensive experience, and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray, Boston Whaler, Cabo, Hatteras, and Meridian boat lines and Azimut-Benetti Group’s Azimut products.

Approximately 48% of our revenue in fiscal 2011 resulted from sales of new boats manufactured by Brunswick, including approximately 32% from Brunswick’s Sea Ray division and approximately 16% from Brunswick’s other divisions. The remainder of our fiscal 2011 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick given our reliance on Sea Ray, Cabo, Bayliner, Boston Whaler, Hatteras, and Meridian, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success. Historically, affordable boat insurance has been available. With the hurricanes that have impacted the state of Florida and other markets over the past several years, insurance rates have escalated and insurance coverage has become more difficult to obtain. In addition, as a severe storm approaches land, insurance providers cease underwriting until the storm has passed. This loss of insurance prevents lenders from lending. As a result, sales of boats can be temporarily halted making our revenue difficult to predict and potentially causing sales to be cancelled. Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

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

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing tax rates, and removal of certain interest deductions, also influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in 1988 to a low of $10.3 billion in 1992. Any increase in tax rates, including those on capital gains and dividends, particularly those on high-income taxpayers, could adversely affect our boat sales.

The expansion and success of our on-line businesses depends on our ability to provide quality service to our Internet customers, and our future growth will be negatively impacted if we are not able to provide such services.

Our on-line businesses are subject to a number of risks and uncertainties that are beyond our control, including the following:

•	changes in technology;

•	changes in consumer willingness to purchase products via the Internet, including increases in consumer privacy concerns relating to the Internet;

•	breaches of Internet security;

•	increases in software filters that may inhibit our ability to market our products and services over the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act and similar types of international laws;

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in our infrastructure or by third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process on-line customer orders accurately and timely, which may negatively impact both future on-line and in-store purchases by such customers;

•	inability of our suppliers to provide warehousing and fulfillment services, which may negatively impact future on-line purchases by customers;

•	our failure to assess and evaluate our suppliers to ensure that we offer products that are desired by boating enthusiasts;

•

the potential exposure to liability with respect to third-party information, including copyright or trademark infringement or other wrongful acts of third parties; false or erroneous information provided by third parties; or illegal activities by third parties, such as the sale of stolen boats or other goods; and

•	changing laws, rules, and regulations, such as the imposition of taxes, that could affect the desire of consumers to purchase goods over the Internet.

If we are not able to provide satisfactory service to our Internet customers, our future growth will be adversely affected. Further, we may also be vulnerable to competitive pressures from the growing e-commerce activity in our market, both as they may impact our own on-line business, and as they may impact the operating results and investment values of our existing physical locations.

Our recently launched yacht charter business exposes us to certain risks.

Our recently launched yacht charter business entails the sale by us of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us. Our failure to find purchasers for yachts intended for our charter fleet will increase our boat inventory and related operating costs; and our failure to generate a sufficient number of vacation charter customers will require us to absorb all the costs of the monthly fees to the yacht owners as well as other operating costs.

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. Yacht charter may present a number of safety risks, including catastrophic disaster, adverse weather and marine conditions, mechanical failure and collision. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. These events could have a material adverse effect on the competitive position and financial performance of our core boat sales business.

The yacht charter business is also highly fragmented, consisting primarily of local operators and franchisees. Competition among charter operators is based on location, the type and size of yachts offered, charter rates, destinations serviced and attention to customer service. Yacht charters also face competition from other travel and leisure options, including, but not limited to, cruises, hotels, resorts, theme parks, organized tours, land-based casino operators and vacation ownership properties. We therefore risk losing business not only to other charter operators, but also to vacation operators that provide such alternatives.

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

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial covenants and other restrictions with which we must comply, including limitations on the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

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

During the three-year period ended September 30, 2011, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 19%, 23%, 28%, and 30%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I, products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2011, F&I products accounted for 2.7% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Customer financing became more difficult to secure during fiscal 2008, which continued in fiscal 2009, fiscal 2010, and fiscal 2011.

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

As of September 30, 2011, there were 22,512,200 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2011, we had issued options to purchase approximately 3,877,067 shares of common stock and 620,972 restricted stock awards under our incentive stock plan, and we issued 436,821 shares of common under our employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

We lease our corporate offices in Clearwater, Florida. We also lease 29 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 24 other retail locations we operate and one joint venture as noted below. Additionally, we own seven retail locations that are currently closed as noted below.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Colorado
Grand Junction	Third-party lease	9,300	Retail, service, and storage	1986	—
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Florida
Cape Haze(4)	Company owned	18,000	Retail, 8 wet slips	—	Intracostal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Destin	Third-party lease	6,000	Retail and service	2011	—
Fort Myers	Third-party lease	8,000	Retail and service; 18 wet slips	1983	Caloosahatchee River
Jacksonville	Company owned	15,000	Retail and service	2004	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach(4)	Company owned	22,800	Retail and service; 8 wet slips	—	Intracostal Waterway

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrew Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Kansas
Kansas City	Third-party lease	7,000	Retail only	2010	—
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Mash(4)	Company owned	19,800	Retail and service	—	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Missouri
Kimberling City	Third-party lease	500	Retail only; 7 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail and service; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach(4)	Company owned	2,000	Retail and service	—	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
Nevada
Las Vegas(4)	Company owned	21,600	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail and service; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail and service; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Lindenhurst (Delivery Center)	Third-party lease	54,000	Retail, service, and dry storage	1968	Neguntatogue Creek to Great South Bay
Lindenhurst (Marina)	Third-party lease	14,600	Marina and service; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
New Rochelle	Third-party lease	4,650	Retail and service	2008	Long Island Sound
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)	Joint venture entered into with Brunswick to acquire marina and service facility.

(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2011, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low
2009
First quarter	$3.61	$1.19
Second quarter	$6.15	$1.84
Third quarter	$8.52	$3.01
Fourth quarter	$9.46	$6.44
2010
First quarter	$11.99	$8.63
Second quarter	$12.79	$6.91
Third quarter	$8.51	$6.17
Fourth quarter	$9.65	$6.85
2011
First quarter	$9.99	$7.92
Second quarter	$10.63	$7.51
Third quarter	$9.67	$5.50
Fourth quarter (through December 6, 2011)	$8.49	$5.51

On December 6, 2011, the closing sale price of our common stock was $6.20 per share. On December 6, 2011, there were approximately 100 record holders and approximately 5,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2011 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2006. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MarineMax, Inc., the Russell 2000 Index

and the NASDAQ Retail Trade Index

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

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

	Fiscal Year Ended September 30,
	2007	2008	2009	2010	2011
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$1,255,985	$885,407	$588,585	$450,340	$480,894
Cost of sales	956,251	679,164	499,925	339,533	361,400

Gross profit	299,734	206,243	88,660	110,807	119,494
Selling, general, and administrative expenses	245,224	217,426	159,998	123,972	127,896
Goodwill and intangible asset impairment charge	—	122,091	—	—	—

Income (loss) from operations	54,510	(133,274)	(71,338)	(13,165)	(8,402)
Interest expense, net	26,955	20,164	14,064	3,926	3,488

Income (loss) before income tax provision (benefit)	27,555	(153,438)	(85,402)	(17,091)	(11,890)
Income tax provision (benefit)	7,486	(19,161)	(8,630)	(19,588)	(367)

Net income (loss)	$20,069	$(134,277)	$(76,772)	$2,497	$(11,523)

Net income (loss) per share:
Diluted	$1.04	$(7.30)	$(4.11)	$0.11	$(0.52)

Weighted average number of shares:
Diluted	19,289,231	18,391,488	18,685,423	22,597,953	22,375,271

Other Data (as of year-end):
Number of retail locations(1)	88	80	55	56	54
Sales per store(2)(4)	$15,246	$12,492	$11,285	$8,779	$9,913
Same-store sales growth(3)(4)	(1)%	(28)%	(29)%	(17)%	8%

	September 30,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Working capital	$170,389	$134,458	$97,179	$102,053	$97,718
Total assets	825,878	661,323	393,644	336,760	363,129
Goodwill and other intangible assets, net	121,174	—	—	—	—
Long-term debt (including current portion)(5)	30,833	—	—	—	—
Total stockholders’ equity	373,559	248,583	197,756	202,030	195,000

(1)	Includes only those retail locations open at period end.

(2)	Includes only those stores open for the entire preceding 12-month period.

(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.

(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.

(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2011 revenue in excess of $475 million. Through our current 54 retail locations in 19 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of used boats, boating parts, and accessories, as well as the offer of F&I products at various offsite locations; and the charter of power and sailing yachts. None of these programs has had a material effect on our financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 21 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2009 or 2010 and completed a relatively small acquisition in fiscal 2011.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 45%, 54%, and 50% of our revenue during fiscal 2009, 2010, and 2011, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, and environmental conditions, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions will yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2010 or 2011. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and 2011, our lower of cost or market valuation allowance was $7.3 million and $3.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Stock-Based Compensation

We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

The Worker, Homeownership, and Business Assistance Act of 2009 was signed into law in November 2009. This act allowed us to carryback our 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period in which this act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 2 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009		2010		2011
	(Amounts in thousands)
Revenue	$588,585	100.0%	$450,340	100.0%	$480,894	100.0%
Cost of sales	499,925	84.9%	339,533	75.4%	361,400	75.1%

Gross profit	88,660	15.1%	110,807	24.6%	119,494	24.9%
Selling, general, and administrative expenses	159,998	27.2%	123,972	27.5%	127,896	26.6%

Loss from operations	(71,338)	(12.1)%	(13,165)	(2.9)%	(8,402)	(1.8)%
Interest expense	14,064	2.4%	3,926	0.9%	3,488	0.7%

Loss before income tax benefit	(85,402)	(14.5)%	(17,091)	(3.8)%	(11,890)	(2.5)%
Income tax benefit	8,630	1.5%	19,588	4.4%	367	0.1%

Net income (loss)	$(76,772)	(13.0)%	$2,497	0.6%	$(11,523)	(2.4)%

Fiscal Year Ended September 30, 2011 Compared with Fiscal Year Ended September 30, 2010

Revenue.    Revenue increased $30.6 million, or 6.8%, to $480.9 million for the fiscal year ended September 30, 2011 from $450.3 million for the fiscal year ended September 30, 2010. Of this increase, $34.3 million was attributable to an 8% increase in comparable-store sales, which was partially offset by a decline of $3.7 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base for the 12 months ended September 30, 2011. The increase in our comparable-store sales was due to an increase in new boat sales, offset by a decline in used boat sales, because less used boats were available for sale for most of fiscal 2011 compared with fiscal 2010. Our retail sales continue to be adversely impacted by the ongoing economic pressure on our industry.

Gross Profit.    Gross profit increased $8.7 million, or 7.8%, to $119.5 million for the fiscal year ended September 30, 2011 from $110.8 million for the fiscal year ended September 30, 2010. Gross profit as a percentage of revenue increased to 24.9% for the fiscal year ended September 30, 2011 from 24.6% for the fiscal year ended September 30, 2010. The increase in gross profit was primarily attributable to incrementally increased margins on boat sales due to improving industry inventory conditions.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $3.9 million, or 3.2%, to $127.9 million for the fiscal year ended September 30, 2011 from $124.0 million for the fiscal year ended September 30, 2010. The overall increase in selling, general, and administrative expenses was attributable to increased commissions paid as a result of increased new boat sales. Additionally, we increased marketing expenses associated with boat show spending, partially related to new brands we added during the year. The fiscal year ended September 30, 2010 included the reversal of approximately $3.9 million of stock-based compensation expense, resulting from the achievement of performance criteria of certain restricted stock units no longer being probable. The fiscal year ended September 30, 2011 included approximately $750,000 in store closing and lease termination costs. Additionally, the fiscal year ended September 30, 2010 included approximately $1.2 million in store closing costs and $1.0 million of debt extinguishment costs related to our previous credit facility. Excluding these items in both periods would have resulted in a decrease in selling, general, and administrative expenses as a percentage of revenue of approximately 1.5% from 27.9% for the fiscal year ended September 30, 2010 to 26.4% for the fiscal year ended September 30, 2011. This decrease in selling, general, and administrative expenses (with such adjustments) as a percentage of revenue was primarily attributable to expense leverage obtained through our reported comparable-store sales increase.

Interest Expense.    Interest expense decreased $438,000, or 11.1%, to $3.5 million for the fiscal year ended September 30, 2011 from $3.9 million for the fiscal year ended September 30, 2010. Interest expense as a percentage of revenue decreased to 0.7% for the fiscal year ended September 30, 2011 from 0.9% for the fiscal year ended September 30, 2010. The decrease was primarily a result of a lower interest rate on our new floor plan credit facilities with GECDF and CGI.

Income Tax Benefit.    We had an income tax benefit of $367,000 for the fiscal year ended September 30, 2011 compared with an income tax benefit of $19.6 million for the fiscal year ended September 30, 2010. Our tax benefit in 2010 resulted from the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. This act allowed us to carryback our 2009 net operating loss, which previously had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. This tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period in which this act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

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

Gross Profit.    Gross profit increased $22.1 million, or 25.0%, to $110.8 million for the fiscal year ended September 30, 2010 from $88.7 million for the fiscal year ended September 30, 2009. Gross profit as a percentage of revenue increased to 24.6% for the fiscal year ended September 30, 2010 from 15.1% for the fiscal year ended September 30, 2009. The increase in gross profit as a percentage of revenue was a result of the actions we took to dramatically reduce inventory levels and improve its aging. These actions resulted in a reduction in the amount of discounting required on new and used boat sales. Gross profit also was positively impacted by a product mix shift from boat sales to our higher margin brokerage services, finance, and insurance products, and service, parts, and accessories products.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $36.0 million, or 22.5%, to $124.0 million for the fiscal year ended September 30, 2010 from $160.0 million for the fiscal year ended September 30, 2009. The overall decrease in selling, general, and administrative expenses resulted from the strategic store reductions that we enacted throughout our 2009 fiscal year. Additionally, through reductions in workforce, we reduced personnel costs, commissions, and manager bonuses along with reductions in marketing, travel, and entertainment expenses. The fiscal year ended September 30, 2010 included the reversal of approximately $3.9 million of stock-based compensation expense, resulting from the achievement of performance criteria of certain restricted stock units no longer being probable. The fiscal year ended September 30, 2009 included approximately $6.2 million in store closing costs. Additionally, the fiscal year ended September 30, 2010 included approximately $1.2 million in store closing costs and $1.0 million of debt extinguishment costs related to our previous credit facility. Excluding these items would have resulted in an increase in selling, general, and administrative expenses as a percentage of revenue of approximately 1.8% from 26.1% for the fiscal year ended September 30, 2009 to 27.9% for the fiscal year ended September 30, 2010. This increase in selling, general, and administrative expenses (with such adjustments) as a percentage of revenue was primarily attributable to the reported same-store sales decline, which reduced our ability to leverage our expense structure.

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

Income Tax Benefit.    Our income tax benefit for the fiscal year ended September 30, 2010 was $19.6 million compared with $8.6 million for the fiscal year ended September 30, 2009. The increase in our tax benefit was primarily due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. This act allowed us to carryback our 2009 net operating loss, which previously had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. This tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period in which this act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may close area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At September 30, 2011, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal year ended September 30, 2011, cash used in operating activities was approximately $14.7 million. For the fiscal years ended September 30, 2009 and 2010, cash provided by operating activities approximated $209.1 million and $40.2 million, respectively. For the fiscal year ended September 30, 2009, cash provided by operating activities was due primarily to the significant reduction of inventories. For the fiscal year ended September 30, 2010, cash provided by operating activities was primarily related to a decrease in inventories due to our reduction in purchasing and our comparable-store sales, a decrease in accounts receivable from our manufacturers, and a decrease in income tax receivable resulting from the collection of the carryback claim, partially offset by a decrease in our accounts payable. For the fiscal year ended September 30, 2011, cash used in operating activities was primarily related to an increase in inventory driven by new product lines added and the timing of boats received. This was partially offset by a decrease in accounts receivable from our manufacturers as a result of reduced aging. In addition, customer deposits increased as a result of large yachts that were placed on order.

For the fiscal years ended September 30, 2009, 2010, and 2011, cash used in investing activities was approximately $1.9 million, $2.0 million, and $8.7 million, respectively. For the fiscal years ended September 30, 2009 and 2010, cash used in investing activities was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities. For the fiscal year ended September 30, 2011, cash used in investing activities was primarily used in a business acquisition and to purchase property and equipment associated with improving existing retail facilities. Of the $8.7 million cash used in investing activities for the fiscal year ended September 30, 2011, approximately $2.3 million was used in the business acquisition to acquire inventory and equipment.

For the fiscal year ended September 30, 2011, cash provided by financing activities was approximately $26.2 million. For the fiscal years ended September 30, 2009 and 2010, cash used in financing activities was approximately $212.0 million and $47.2 million, respectively. For the fiscal year ended September 30, 2009, cash used by financing activities was primarily attributable to the repayments of short-term borrowings, partially offset by proceeds from our common stock sale. For the fiscal year ended September 30, 2010, cash used by financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels. For the fiscal year ended September 30, 2011, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

Advances under the amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory mature 1,081 days from the original invoice date. Advances on used inventory mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the amended Credit Facility.

In September 2011, we entered into an extension through August 31, 2012 to our Inventory Financing Agreement (the “CGI Facility”), originally entered into in October 2010 with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has an approximate one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.

Advances under the CGI Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory mature 550 days from the advance date. Advances on used inventory mature 366 days from the advance date. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis, starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

The amended Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.

As of September 30, 2010 and 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $93.8 million and $118.8 million, respectively. At September 30, 2010 and 2011, the interest rate on the outstanding short-term borrowings was 4.0% and 4.0%, respectively. At September 30, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $53.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2011:

Year Ending September 30,	Short-Term Borrowings(1)	Long-Term Liabilities(2)	Operating Leases(3)	Total
	(Amounts in thousands)
2012	$118,828	$—	$5,783	$124,611
2013	—	5,896	4,523	10,419
2014	—	—	3,442	3,442
2015	—	—	2,795	2,795
2016	—	—	1,776	1,776
Thereafter	—	—	2,131	2,131

Total	$118,828	$5,896	$20,450	$145,174

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2011, the interest rate on our short-term borrowings was 4.0%.

(2)	The amounts included in long-term liabilities consist primarily of deferred revenue, gross unrecognized tax benefits and our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.

(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our financial condition, liquidity, or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; we do not engage in hedging, or research and development services; and we do not have other relationships that expose us to liability that is not reflected in the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2011 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

Products purchased from European-based manufacturers are subject to fluctuations in the euro to U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the euro compared with the U.S. dollar may impact the price points at which we can profitably sell European products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for European product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

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

Changes in Internal Controls

During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2011.

Our internal control over financial reporting as of September 30, 2011 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.

We have audited MarineMax, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011 of MarineMax, Inc. and subsidiaries and our report dated December 8, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

December 8, 2011

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

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

(b)	Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date(1)
3.1(a)	Certificate of Amendment of Restricted Certificate of Incorporation of the Registrant(2)
3.2	Third Amended and Restated Bylaws of the Registrant(3)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.1	Specimen of Common Stock Certificate(1)
10.3(h)	Employment Agreement between Registrant and William H. McGill Jr.(4)
10.3(i)	Employment Agreement between Registrant and Michael H. McLamb(4)
10.3(j)	Employment Agreement between Registrant and Edward A. Russell(4)
10.4	1998 Incentive Stock Plan, as amended through February 27, 2001(5)
10.5	1998 Employee Stock Purchase Plan(6)
10.18†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation(7)
10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005(8)
10.20(a)	Sea Ray Sales and Service Agreement(8)
10.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(9)
10.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(9)
10.21(h)†	Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(10)
10.21(i)†	Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(10)
10.21(j)†	Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(11)
10.21(k)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.(11)
10.22	MarineMax, Inc. 2007 Incentive Compensation Plan(12)
10.23	Form Stock Option Agreement for 2007 Incentive Compensation Plan(12)
10.24	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan(12)
10.25	Director Fee Share Purchase Program(13)
10.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.(14)
10.26(a)	Notice of Extension to Floor Plan Loan Agreement executed on September 15, 2011, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.
10.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender.(14)
10.28	Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.(14)
10.29(a)	MarineMax, Inc. 2011 Stock-Based Compensation Plan(15)
10.29(b)	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan(15)

Exhibit Number	Exhibit
10.29(c)	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan(15)
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.

(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 19, 2010.

(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 16, 2011.

(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.

(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873) as filed on March 12, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2007, as filed on September 23, 2008.

(8)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.

(12)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.

(13)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(14)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.

(15)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.

(c)	Financial Statements Schedules

(1)  See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr. Chairman of the Board and Chief Executive Officer

Date: December 8, 2011

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ William H. McGill Jr. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 8, 2011

/s/ Michael H. McLamb Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 8, 2011

/s/ Hilliard M. Eure III Hilliard M. Eure III	Director	December 8, 2011

/s/ John B. Furman John B. Furman	Director	December 8, 2011

/s/ Robert S. Kant Robert S. Kant	Director	December 8, 2011

/s/ Russell J. Knittel Russell J. Knittel	Director	December 8, 2011

/s/ Joseph A. Watters Joseph A. Watters	Director	December 8, 2011

/s/ Dean S. Woodman Dean S. Woodman	Director	December 8, 2011

MARINEMAX, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

December 8, 2011

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2010	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,539	$19,386
Accounts receivable, net	22,774	16,345
Inventories, net	188,724	219,632
Prepaid expenses and other current assets	4,998	4,588

Total current assets	233,035	259,951
Property and equipment, net	102,171	102,107
Other long-term assets	1,554	1,071

Total assets	$336,760	$363,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,002	$8,642
Customer deposits	5,412	9,085
Accrued expenses	24,724	25,678
Short-term borrowings	93,844	118,828

Total current liabilities	130,982	162,233
Long-term liabilities	3,748	5,896

Total liabilities	134,730	168,129
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2010 and 2011	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 22,938,938 and 23,303,100 shares issued and 22,148,038 and 22,512,200 shares outstanding at September 30, 2010 and 2011, respectively	23	23
Additional paid-in capital	206,548	211,041
Retained earnings (accumulated deficit)	11,269	(254)
Treasury stock, at cost, 790,900 shares held at September 30, 2010 and 2011	(15,810)	(15,810)

Total stockholders’ equity	202,030	195,000

Total liabilities and stockholders’ equity	$336,760	$363,129

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2009	2010	2011
Revenue	$588,585	$450,340	$480,894
Cost of sales	499,925	339,533	361,400

Gross profit	88,660	110,807	119,494
Selling, general, and administrative expenses	159,998	123,972	127,896

Loss from operations	(71,338)	(13,165)	(8,402)
Interest expense	14,064	3,926	3,488

Loss before income tax benefit	(85,402)	(17,091)	(11,890)
Income tax benefit	8,630	19,588	367

Net (loss) income	$(76,772)	$2,497	$(11,523)

Basic net (loss) income per common share	$(4.11)	$0.11	$(0.52)

Diluted net (loss) income per common share	$(4.11)	$0.11	$(0.52)

Weighted average number of common shares used in computing net (loss) income per common share:
Basic	18,685,423	21,998,743	22,375,271

Diluted	18,685,423	22,597,953	22,375,271

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE, September 30, 2008	19,215,387	$19	$178,830	$85,544	$(15,810)	$248,583

Net loss	—	—	—	(76,772)	—	(76,772)
Shares issued pursuant to employee stock purchase plan	198,298	—	630	—	—	630
Shares issued upon vesting of equity awards, net of tax withholding	45,407	—	74	—	—	74
Shares issued upon exercise of stock options	20,554	—	62	—	—	62
Issuance of common stock	2,990,000	3	19,611	—	—	19,614
Stock-based compensation	27,013	—	5,565	—	—	5,565

BALANCE, September 30, 2009	22,496,659	22	204,772	8,772	(15,810)	197,756

Net income	—	—	—	2,497	—	2,497
Shares issued pursuant to employee stock purchase plan	172,371	—	483	—	—	483
Shares issued upon vesting of equity awards, net of tax withholding	61,624	—	(177)	—	—	(177)
Shares issued upon exercise of stock options	185,834	1	922	—	—	923
Stock-based compensation	22,450	—	529	—	—	529
Tax benefits of options exercised	—	—	19	—	—	19

BALANCE, September 30, 2010	22,938,938	23	206,548	11,269	(15,810)	202,030

Net loss	—	—	—	(11,523)	—	(11,523)
Shares issued pursuant to employee stock purchase plan	81,615	—	488	—	—	488
Shares issued upon vesting of equity awards, net of tax withholding	70,389	—	(191)	—	—	(191)
Shares issued upon exercise of stock options	195,792	—	948	—	—	948
Stock-based compensation	16,366	—	3,248	—	—	3,248

BALANCE, September 30, 2011	23,303,100	$23	$211,041	$(254)	$(15,810)	$195,000

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(76,772)	$2,497	$(11,523)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,969	7,357	6,615
Deferred income tax provision	1,513	—	—
(Gain) loss on sale of property and equipment	(64)	357	21
Stock-based compensation expense, net	5,565	529	3,248
Loss on extinguishment and modification of debt and short-term borrowings	492	1,023	—
Tax benefits from options exercised	—	19	—
Excess tax benefits from stock-based compensation	—	(19)	—
(Increase) decrease in —
Accounts receivable, net	(6,566)	12,723	6,429
Income tax receivable	(3,239)	9,983	—
Inventories, net	262,695	17,210	(28,660)
Prepaid expenses and other assets	1,362	1,539	775
Increase (decrease) in —
Accounts payable	11,366	(8,845)	1,640
Customer deposits	(1,623)	530	3,673
Accrued expenses and long-term liabilities	3,405	(4,687)	3,102

Net cash provided by (used in) operating activities	209,103	40,216	(14,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,101)	(4,159)	(6,585)
Net cash used to acquire inventory and equipment of a business	—	—	(2,258)
Proceeds from sale of property and equipment	240	2,166	151

Net cash used in investing activities	(1,861)	(1,993)	(8,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(230,000)	(48,156)	24,984
Excess tax benefits from stock-based compensation	—	19	—
Debt modification costs	(2,378)	(284)	(10)
Net proceeds from issuance of common stock	19,614	—	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	766	1,229	1,245

Net cash (used in) provided by financing activities	(211,998)	(47,192)	26,219

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(4,756)	(8,969)	2,847
CASH AND CASH EQUIVALENTS, beginning of period	30,264	25,508	16,539

CASH AND CASH EQUIVALENTS, end of period	$25,508	$16,539	$19,386

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	14,493	4,469	3,261
Income taxes	—	31	31

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale at various offsite locations of used boats, boating parts, and accessories, as well as the offer of F&I products; and the charter of power and sailing yachts. None of these programs has had a material effect on our financial statements. As of September 30, 2011, we operated through 54 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 48% of our revenue in fiscal 2011. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 7% of all Brunswick marine sales, including approximately 41% of its Sea Ray boat sales, during our 2011 fiscal year.

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

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler and Bayliner through a multi-year dealer agreement for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 45%,

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

54%, and 50% of our revenue during fiscal 2009, 2010, and 2011, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, and environmental conditions, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, and 2011. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory for sale. We state new boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state used boat, motor, and trailer inventories, including trade-ins, at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2010 and 2011, our lower of cost or market valuation allowance was $7.3 million and $3.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Customer Deposits

Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue upon delivery to or acceptance by of the related boats to customers.

Insurance

We retain varying levels of risk relating to the insurance policies we maintain, most significantly workers’ compensation insurance and employee medical benefits. We are responsible for the claims and losses incurred

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits. Our third-party insurance carriers pay any losses above the pre-determined exposure limits. We estimate our liability for incurred but not reported losses using our historical loss experience, our judgment, and industry information.

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2010 or 2011, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2010 or 2011, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2009	2010	2011
New boat sales	60.7%	54.4%	60.6%
Used boat sales	22.5%	24.0%	19.0%
Maintenance, repair, and storage services	7.9%	9.8%	8.9%
Finance and insurance products	2.7%	2.7%	2.7%
Parts and accessories	5.0%	6.4%	6.2%
Brokerage services	1.2%	2.7%	2.6%

Total Revenue	100.0%	100.0%	100.0%

Stock-Based Compensation

We account for our share-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a lattice model to determine the fair value. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $9.4 million, $8.5 million, and $11.2 million, net of related co-op assistance of approximately $526,000, $334,000, and $364,000, for the fiscal years ended September 30, 2009, 2010, and 2011, respectively.

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

The Worker, Homeownership, and Business Assistance Act of 2009 was signed into law in November 2009. This act allowed us to carryback our 2009 net operating loss, which had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. The tax refund was recorded as income tax benefit during our quarter ended December 31, 2009, the period in which this act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2010 or 2011, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following at September 30,

	2010	2011
	(Amounts in thousands)
Trade receivables	$10,415	$10,694
Amounts due from manufacturers	12,021	5,393
Other receivables	338	258

	$22,774	$16,345

4.	INVENTORIES:

Inventories, net consisted of the following at September 30,

	2010	2011
	(Amounts in thousands)
New boats, motors, and trailers	$166,282	$189,232
Used boats, motors, and trailers	16,737	24,096
Parts, accessories, and other	5,705	6,304

	$188,724	$219,632

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2010	2011
	(Amounts in thousands)
Land	$43,329	$43,049
Buildings and improvements	78,482	79,708
Machinery and equipment	26,536	25,976
Furniture and fixtures	4,680	4,083
Vehicles	5,165	5,241

	158,192	158,057
Less — Accumulated depreciation and amortization	(56,021)	(55,950)

	$102,171	$102,107

Depreciation and amortization expense on property and equipment totaled approximately $10.4 million, $6.6 million, and $6.5 million for the fiscal years ended September 30, 2009, 2010, and 2011, respectively.

During fiscal 2011, we reclassified approximately $2.5 million from prepaid expenses and other current assets to property and equipment related to a store previously classified as available for sale within the consolidated balance sheets as we plan to lease the facility. In accordance with FASB Accounting Standards Codification 360, “Property, Plant, and Equipment”, we reduced the carrying amount by approximately $90,000 for the depreciation that would have been recognized had the store been continuously classified as held and used.

6.	OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business and that Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”). We account for our investment in Gulfport in accordance with FASB Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture”. Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operate.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advances under the amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory mature 1,081 days from the original invoice date. Advances on used inventory mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the amended Credit Facility.

In September 2011, we entered into an extension through August 31, 2012 to our Inventory Financing Agreement (the “CGI Facility”), originally entered into in October 2010 with CGI Finance, Inc. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has an approximate one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.

Advances under the CGI Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory mature 550 days from the advance date. Advances on used inventory mature 366 days from the advance date. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis, starting after six months for used inventory and one year for new inventory. The curtailment schedule varies based on the type of inventory.

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

The amended Credit Facility and CGI Facility replace our prior $180 million credit facility that provided for a line of credit with asset-based borrowing availability. The interest rate for amounts outstanding under the prior credit facility was 490 basis points above the one-month LIBOR.

As of September 30, 2010 and 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $93.8 million and $118.8 million, respectively. At September 30, 2010 and 2011, the interest rate on the outstanding short-term borrowings was 4.0% and 4.0%, respectively. At September 30, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $53.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2011, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2009, 2010, and 2011, adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

8.	INCOME TAXES:

The components of our benefit from income taxes consisted of the following for the fiscal years ended September 30,

	$(10,004)	$(10,004)	$(10,004)
	2009	2010	2011
	(Amounts in thousands)
Current benefit:
Federal	$(10,004)	$(19,244)	$(235)
State	(139)	(344)	(132)

Total current benefit	(10,143)	(19,588)	(367)

Deferred benefit
Federal	1,380	—	—
State	133	—	—

Total deferred benefit	1,513	—	—

Total income tax benefit	$(8,630)	$(19,588)	$(367)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	(35.0)	(35.0)	(35.0)
	2009	2010	2011
Federal tax provision	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	(4.0)%	(8.8)%	(6.8)%
Stock based compensation	0.4%	0.5%	0.7%
Valuation allowance	29.5%	(71.0)%	39.5%
Other	(1.0)%	(0.3)%	(1.5)%

Effective tax rate	(10.1)%	(114.6)%	(3.1)%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2010	2011
	(Amounts in thousands)
Current deferred tax assets:
Inventories	$2,690	$1,945
Accrued expenses	3,496	2,320

Current deferred tax assets	6,186	4,265
Valuation Allowance	(6,186)	(4,265)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Depreciation and amortization	$19,142	$15,509
Stock based compensation	4,712	4,524
FIN 48 deferred tax asset	547	503
Tax loss carryforwards	17,139	25,871
Other	106	106

Long-term deferred tax assets	41,646	46,513
Valuation allowance	(41,646)	(46,513)

Net long-term deferred tax assets	$—	$—

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset (“DTA”) needed to be reserved given recent earnings and industry trends. The total valuation allowance at September 30, 2010 and 2011 was $47.8 million and $50.8 million, respectively.

We have adopted the provisions of FIN 48, now ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2010 and 2011, we had approximately $1.7 million and $1.6 million, respectively, of gross unrecognized tax benefits, of which approximately $1.2 million and $1.1 million, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2010 and 2011 is as follows:

	$1,738	$1,738
	2010	2011
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$1,894	$1,738
Increases in tax positions for prior years	60	55
Decreases in tax positions for prior years	(57)	(59)
Lapse of statute of limitations	(159)	(153)

Unrecognized tax benefits at September 30,	$1,738	$1,581

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2010 and 2011, interest and penalties represented approximately $663,000 and $658,000, respectively, of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2009, and we are not subject to audits prior to the 2008 fiscal year for the majority of the state jurisdictions.

It is reasonably possible that a change to the total amount of unrecognized tax benefits could occur in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions. However, we do not expect the change to be significant to the overall balance of unrecognized tax benefits.

9.	STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2011, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

In September 2009, we completed a public offering of 2,990,000 shares of common stock at a price to the public of $7.00 per share for total gross proceeds of approximately $20.9 million. The net proceeds of the offering were used to reduce our short-term borrowings and general corporate purposes.

10.	STOCK-BASED COMPENSATION:

In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under the Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2009, 2010, and 2011 was approximately $766,000, $1.2 million, and $1.4 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal year ended September 30, 2010 was approximately $19,000. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2009 and 2011. We currently expect to satisfy share-based awards with registered shares available to be issued.

11.	THE INCENTIVE STOCK PLANS:

During January 2011, our stockholders approved a proposal to authorize our 2011 Stock-Based Compensation Plan (“2011 Plan”), which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. The total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 1,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan, (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan and the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2010 through September 30, 2011:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2010	640,952	2,101,881	$3,713	$10.27	6.8
Options authorized	1,000,000	—		—
Options granted	(458,350)	458,350		$7.60
Options cancelled/forfeited/expired	104,418	(104,418)		$10.62
Restricted stock awards issued	(62,393)	—		—
Restricted stock awards forfeited	277,334	—		—
Options exercised	—	(195,792)		$4.84

Balance at September 30, 2011	1,501,961	2,260,021	$2,664	$10.19	6.5

Exercisable at September 30, 2011		1,775,568	$2,520	$10.75	5.9

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2009, 2010, and 2011 was $1.75, $5.41, and $5.15, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2009, 2010, and 2011 was approximately $54,000, $969,000, and $766,000, respectively.

As of September 30, 2010 and 2011, there was approximately $1.1 million and $1.0 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.1 years and 3.5 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2009, 2010, and 2011 was approximately $1.2 million, $2.4 million, and $4.1 million, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2009	2010	2011
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	2.3%	1.3%
Volatility	63.4%	85.8%	94.9%
Expected life	6.0 years	5.0 years	4.4 years

12.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2009	2010	2011
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.5%	0.2%	0.2%
Volatility	160.4%	65.4%	48.9%
Expected life	six months	six months	six months

As of September 30, 2011, we had issued 436,821 shares of common stock under our Stock Purchase Plan.

13.	RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics were required to be achieved by September 2011, and the awards were forfeited. Certain awards granted in fiscal 2010 and 2011 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012 or 2013, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. During fiscal 2010, we reversed approximately $3.9 million of stock compensation expense, resulting from the performance criteria of certain awards no longer being probable.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2010 through September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2010	434,169	$18.31
Changes during the period
Awards granted	62,393	$7.59
Awards vested	(189,827)	$22.63
Awards forfeited	(84,789)	$14.97

Non-vested balance at September 30, 2011	221,946	$12.88

As of September 30, 2011, we had approximately $645,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.7 years.

14.	NET INCOME/LOSS PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income/loss per share for the fiscal years ended September 30:

	2009	2010	2011
Weighted average common shares outstanding used in calculating basic income (loss) per share	18,685,423	21,998,743	22,375,271
Effect of dilutive options	—	599,210	—

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	18,685,423	22,597,953	22,375,271

Options to purchase approximately 764,000, 979,000 and 807,000 shares of common stock were outstanding at September 30, 2009, 2010, and 2011, respectively, but were not included in the computation of income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. Accordingly, there is no dilutive effect of shares used in the denominator for calculating basic and diluted income (loss) per share. For the years ended September 30, 2009 and 2011, no options were included in the computation of basic and diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $9.2 million, $6.7 million, and $6.1 million for the fiscal years ended September 30, 2009, 2010, and 2011, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases at September 30, 2011, were as follows:

(Amounts in thousands)
2012	$5,783
2013	4,523
2014	3,442
2015	2,795
2016	1,776
Thereafter	2,131

Total	$20,450

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2011, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During fiscal 2009, 2010, and 2011, we incurred costs associated with store closings and lease terminations of approximately $6.2 million, $1.2 million, and $750,000, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2009, 2010, and 2011.

In connection with our workers’ compensation insurance policies, we maintain a letter of credit in the amount of $1.7 million with our policy holder. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 2011.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

16.	EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $167,000, $150,000, and $283,000 for the fiscal years ended September 30, 2009, 2010, and 2011, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(Amounts in thousands except share and per share data)
Revenue	$100,449	$110,116	$115,383	$124,392	$92,190	$115,756	$153,171	$119,777
Cost of sales	78,478	85,910	80,829	94,316	68,608	88,961	114,088	89,743

Gross profit	21,971	24,206	34,554	30,076	23,582	26,795	39,083	30,034
Selling, general, and administrative expenses	29,629	29,631	33,340	31,372	27,441	30,446	35,224	34,785

Income (loss) from operations	(7,658)	(5,425)	1,214	(1,296)	(3,859)	(3,651)	3,859	(4,751)
Interest expense	1,462	1,059	702	703	843	836	837	972

Income (loss) before income tax benefit	(9,120)	(6,484)	512	(1,999)	(4,702)	(4,487)	3,022	(5,723)
Income tax benefit	(19,273)	(146)	—	(169)	—	—	(333)	(34)

Net income (loss)	$10,153	$(6,338)	$512	$(1,830)	$(4,702)	$(4,487)	$3,355	$(5,689)

Net income (loss) per share:

Diluted	$0.45	$(0.29)	$0.02	$(0.08)	$(0.21)	$(0.20)	$0.15	$(0.25)

Weighted average number of shares:
Diluted	22,344,687	21,982,631	22,793,218	22,139,158	22,239,785	22,329,156	23,103,280	22,492,156