Form 10-Q
period 2011-12-31
MARINEMAX INC
filed 2012-02-07
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 31, 2012 was 23,429,497.

MARINEMAX, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2010	2011

Revenue	$92,190	$91,787
Cost of sales	68,608	66,213

Gross profit	23,582	25,574

Selling, general, and administrative expenses	27,441	28,570

Loss from operations	(3,859)	(2,996)

Interest expense	843	1,217

Loss before income tax benefit	(4,702)	(4,213)

Income tax benefit	—	—

Net loss	$(4,702)	$(4,213)

Basic and diluted net loss per common share	$(0.21)	$(0.19)

Weighted average number of common shares used in computing net loss per common share:

Basic and diluted	22,239,785	22,592,370

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	September 30,
	September 30, 2011	December 31, 2011
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,386	$13,804
Accounts receivable, net	16,345	17,702
Inventories, net	219,632	224,714
Prepaid expenses and other current assets	4,588	4,259

Total current assets	259,951	260,479

Property and equipment, net	102,107	101,652
Other long-term assets	1,071	971

Total assets	$363,129	$363,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,642	$5,170
Customer deposits	9,085	8,436
Accrued expenses	25,678	21,783
Short-term borrowings	118,828	130,235

Total current liabilities	162,233	165,624

Long-term liabilities	5,896	5,316

Total liabilities	168,129	170,940

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2011 and December 31, 2011	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 23,303,100 and 23,423,023 shares issued and 22,512,200 and 22,632,123 shares outstanding at September 30, 2011 and December 31, 2011, respectively	23	23
Additional paid-in capital	211,041	212,416
Accumulated deficit	(254)	(4,467)
Treasury stock, at cost, 790,900 shares held at September 30, 2011 and December 31, 2011	(15,810)	(15,810)

Total stockholders’ equity	195,000	192,162

Total liabilities and stockholders’ equity	$363,129	$363,102

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, September 30, 2011	23,303,100	$23	$211,041	$(254)	$(15,810)	$195,000

Net loss	—	—	—	(4,213)	—	(4,213)
Shares issued pursuant to employee stock purchase plan	51,709	—	284	—	—	284
Shares issued upon vesting of equity awards, net of tax withholding	45,084	—	(85)	—	—	(85)
Shares issued upon exercise of stock options	16,387	—	87	—	—	87
Stock-based compensation	6,743	—	1,089	—	—	1,089

BALANCE, December 31, 2011	23,423,023	$23	$212,416	$(4,467)	$(15,810)	$192,162

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,702)	$(4,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,737	1,588
Gain on sale of property and equipment	—	(65)
Stock-based compensation expense, net	1,072	1,089
Decrease (increase) in —
Accounts receivable, net	5,340	(1,357)
Inventories, net	(510)	(5,082)
Prepaid expenses and other assets	378	412
(Decrease) increase in —
Accounts payable	(3,317)	(3,472)
Customer deposits	931	(649)
Accrued expenses and long-term liabilities	(357)	(4,475)

Net cash provided by (used in) operating activities	572	(16,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(871)	(1,298)
Proceeds from sale of property and equipment	—	247

Net cash used in investing activities	(871)	(1,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	765	11,407
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	333	286

Net cash provided by financing activities	1,098	11,693

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	799	(5,582)
CASH AND CASH EQUIVALENTS, beginning of period	16,539	19,386

CASH AND CASH EQUIVALENTS, end of period	$17,338	$13,804

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$800	$1,129
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale at various offsite locations of used boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products; and the charter of power and sailing yachts. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of December 31, 2011, we operated through 54 retail locations in 19 states, consisting of Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas and MarineMax Vacations in Tortola, British Virgin Islands.

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

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler and Bayliner through multi-year dealer agreements for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group’s product line, Azimut Yachts, for the Northeast United States from Maryland to Maine and for the state of Florida through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with manufacturers, other than Sea Ray, Boston Whaler, Bayliner, Hatteras, Cabo, Meridian, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 45%, 54%, and 50% of our revenue during fiscal 2009, 2010, and 2011, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, 2011, and to date in fiscal 2012. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

2. BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2011, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at December 31, 2011 approximate fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected in future periods.

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

3. REVENUE RECOGNITION

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2011, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2011, based upon our experience with terminations or defaults on the service contracts.

4. INVENTORIES

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and December 31, 2011, our lower of cost or market valuation allowance was $3.4 million and $4.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

5. IMPAIRMENT OF LONG-LIVED ASSETS

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40, during fiscal 2012.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

At December 31, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $130.2 million. At December 31, 2010 and 2011, the interest rate on the outstanding short- term borrowings was approximately 4.0% and 4.1%, respectively. At December 31, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $38.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At December 31, 2011, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions, during fiscal 2009, 2010, 2011, and continuing in fiscal 2012, adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

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

During the three months ended December 31, 2010 and 2011, we recognized stock-based compensation expense of approximately $1.1 million and $1.1 million, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2010 and 2011.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2010 and 2011, was approximately $523,000 and $371,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2011 through December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2011	1,501,961	2,260,021	$2,664	$10.19	6.5
Options granted	(511,350)	511,350		$6.10
Options cancelled/forfeited/expired	43,477	(43,477)		$8.92
Restricted stock awards issued	(84,000)	—		—
Restricted stock awards forfeited	2,437	—		—
Options exercised	—	(16,387)		$5.33

Balance at December 31, 2011	952,525	2,711,507	$2,841	$9.47	7.0

Exercisable at December 31, 2011		1,906,622	$2,654	$10.56	6.0

The weighted-average grant date fair value of options granted during the three months ended December 31, 2010 and 2011, was $5.11 and $4.00, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2010 and 2011 was $206,000 and $38,000, respectively.

As of December 31, 2010 and 2011, there were approximately $2.3 million and $2.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 4.1 years and 3.1 years, respectively. The total fair value of options vested during the three months ended December 31, 2010 and 2011 was approximately $2.5 million and $600,000, respectively.

We continued using the Black-Scholes model to estimate the fair value of options granted during fiscal 2012. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for each respective period:

	September 30,	September 30,
	Three Months Ended December 31,
	2010	2011

Dividend yield	0.0%	0.0%
Risk-free interest rate	1.3%	0.8%
Volatility	94.8%	90.3%
Expected life	4.4 years	4.4 years

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

The following are the weighted-average assumptions used for each respective period:

	September 30,	September 30,
	Three Months Ended December 31,
	2010	2011

Dividend yield	0.0%	0.0%
Risk-free interest rate	0.2%	0.1%
Volatility	60.2%	58.0%
Expected life	six months	six months

11. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 require certain levels of performance by us after the grant before they are earned. Such performance metrics were required to be achieved by September 2011, and the awards were forfeited. Certain awards granted in fiscal 2010, 2011, and 2012 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012, 2013, or 2014, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2011 through December 31, 2011:

	September 30,	September 30,
	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011	221,946	$12.88
Changes during the period
Awards granted	84,000	$5.94
Awards vested	(58,932)	$28.51

Non-vested balance at December 31, 2011	247,014	$6.79

As of December 31, 2011, we had approximately $984,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.3 years.

12. NET LOSS PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net loss per share:

	September 30,	September 30,
	Three Months Ended December 31,
	2010	2011
Weighted average common shares outstanding used in calculating basic loss per share	22,239,785	22,592,370
Effect of dilutive options	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	22,239,785	22,592,370

Options to purchase 1,347,272 and 1,066,394 shares of common stock were outstanding at December 31, 2010 and 2011, respectively, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. Accordingly, there is no dilutive effect of shares used in the denominator for calculating basic and diluted loss per share.

13. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2011, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

14. SUBSEQUENT EVENT:

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming our company and certain of our directors and officers as defendants. The lawsuit alleges a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit seeks damages in excess of $7 million. Based on our assessment, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our plans to resume our growth through acquisitions and new store openings when more normal economic conditions return; our ability to capitalize on our core strengths to substantially outperform the industry and result in market share gains; our ability to align our retailing strategies with the desire of consumers; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

General

We are the largest recreational boat retailer in the United States with fiscal 2011 revenue in excess of $480 million. Through our current 54 retail locations in 19 states and the British Virgin Islands, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of used boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 21 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any significant acquisitions during the fiscal years ended September 30, 2008, 2009, 2010, or 2011, and to date in fiscal 2012.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 45%, 54%, and 50% of our revenue during fiscal 2009, 2010, and 2011, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in fiscal 2008, 2009, 2010, 2011, and to date in fiscal 2012. These conditions caused us to defer our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2011. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition—Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and December 31, 2011, our lower of cost or market valuation allowance was $3.4 million and $4.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of December 31, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40, during fiscal 2012.

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

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2011 with the three months ended December 31, 2010 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

Revenue. Revenue decreased $403,000, or 0.4%, to $91.8 million for the three months ended December 31, 2011 from $92.2 million for the three months ended December 31, 2010. Of this decrease, $2.5 million was attributable to stores opened or closed that were not eligible for inclusion in the comparable-store base for the three months ended December 31, 2011, which was partially offset by a $2.1 million, or 2.4%, increase in comparable-store sales. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands, and incremental increases in brokerage services, F&I products, and service, parts and accessories products, partially offset by a decline in used boat sales.

Gross Profit. Gross profit increased $2.0 million, or 8.4%, to $25.6 million for the three months ended December 31, 2011 from $23.6 million for the three months ended December 31, 2010. Gross profit as a percentage of revenue increased to 27.9% for the three months ended December 31, 2011 from 25.6% for the three months ended December 31, 2010. The three months ended December 31, 2010 included a favorable resolution of approximately $700,000 of inventory repurchases from a manufacturer whose brands we no longer carry, which benefited gross margins approximately 0.8%. The increase in gross profit as a percentage of revenue was primarily a result of generally higher margins on all segments of products and the incremental expansion of our higher margin brokerage services, F&I products, and service, parts and accessories products as a percentage of our overall revenue in the December 2011 quarter compared with the comparable period last year.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.1 million, or 4.1%, to $28.5 million for the three months ended December 31, 2011 from $27.4 million for the three months ended December 31, 2010. Selling, general, and administrative expenses as a percentage of revenue increased to 31.1% for the three months ended December 31, 2011 from 29.8% for the three months ended December 31, 2010. The three months ended December 31, 2010 included a benefit of approximately $700,000 from a favorable resolution of accounts receivable from a manufacturer whose brands we no longer carry. Excluding this item would have resulted in an increase in selling, general, and administrative expenses as a percentage of revenue of approximately 1.7% to 31.1% for the three months ended December 31, 2011 from 30.5% for the three months ended December 31, 2010. This increase in selling, general, and administrative expenses (with such adjustment) as a percentage of revenue was primarily attributable to increased compensation for improved store and department performance.

Interest Expense. Interest expense increased $374,000, or 44.4%, to $1.2 million for the three months ended December 31, 2011 from $843,000 for the three months ended December 31, 2010. Interest expense as a percentage of revenue increased to 1.3% for the three months ended December 31, 2011 from 0.9% for the three months ended December 31, 2010. The increase was primarily a result of increased borrowings under our credit facilities due to increased inventories.

Income Tax Benefit. We had no income tax expense or benefit for the three months ended December 31, 2011 and 2010. Our effective income tax rate was low for both the three months ended December 31, 2011 and 2010, primarily due to the limitations on our net operating loss carryback, which limited the tax benefit we were able to record and changes in our valuation allowances associated with our deferred tax assets.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs. These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At December 31, 2011, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2011, cash used in operating activities was approximately $16.2 million. For the three months ended December 31, 2011, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received and seasonal declines in accounts payable and accrued expenses. For the three months ended December 31, 2010, cash provided by operating activities was approximately $572,000. For the three months ended December 31, 2010, cash provided by operating activities was primarily related to a decrease in accounts receivable from our manufacturers, increased customer deposits, partially offset by our net loss, and seasonal declines in accounts payable and accrued expenses.

For the three months ended December 31, 2011 and 2010, cash used in investing activities was approximately $1.1 million and $871,000, respectively, and was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2011 and 2010, cash provided by financing activities was approximately $11.7 million and $1.1 million, respectively. For the three months ended December 31, 2011, cash provided by financing activities was primarily attributable to an increase in short-term borrowings as a result of increased inventory levels. For the three months ended December 31, 2010, cash provided by financing activities was primarily attributable to an increase in short-term borrowings.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2011, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2011, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

At December 31, 2011, our indebtedness associated with financing our inventory and working capital needs totaled approximately $130.2 million. At December 31, 2010 and 2011, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 4.1%, respectively. At December 31, 2011, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $38.9 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 119,923 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2011 for approximately $371,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

At December 31, 2011, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2011 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

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

Changes in Internal Controls

During the quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

MARINEMAX, INC.

February 7, 2012	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)