Form 10-Q
period 2012-06-30
MARINEMAX INC
filed 2012-08-03
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300 Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of outstanding shares of the registrant’s Common Stock on July 31, 2012 was 23,697,797.

MARINEMAX, INC. AND SUBSIDIARIES

EX – 10.21 (L)

EX – 10.26 (B)

EX – 31.1

EX – 31.2

EX – 32.1

EX – 32.2

EX – 101 INSTANCE DOCUMENT

EX – 101 SCHEMA DOCUMENT

EX – 101 CALCULATION LINKBASE DOCUMENT

EX – 101 LABEL LINKBASE DOCUMENT

EX – 101 PRESENTATION LINKBASE DOCUMENT

EX – 101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Revenue	$153,171	$151,330	$361,117	$387,109
Cost of sales	114,088	111,040	271,657	286,867

Gross profit	39,083	40,290	89,460	100,242

Selling, general, and administrative expenses	35,224	34,659	93,111	94,223

Income (loss) from operations	3,859	5,631	(3,651)	6,019

Interest expense	837	1,018	2,516	3,438

Income (loss) before income tax benefit	3,022	4,613	(6,167)	2,581

Income tax benefit	333	—	333	116

Net income (loss)	$3,355	$4,613	$(5,834)	$2,697

Basic net income (loss) per common share	$0.15	$0.20	$(0.26)	$0.12

Diluted net income (loss) per common share	$0.15	$0.20	$(0.26)	$0.12

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	22,439,702	22,809,861	22,335,881	22,684,522

Diluted	23,103,280	23,515,737	22,335,881	23,262,704

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2011	June 30, 2012
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,386	$33,237
Accounts receivable, net	16,345	21,123
Inventories, net	219,632	199,096
Prepaid expenses and other current assets	4,588	5,954

Total current assets	259,951	259,410

Property and equipment, net	102,107	101,156
Other long-term assets	1,071	676

Total assets	$363,129	$361,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,642	$9,140
Customer deposits	9,085	8,679
Accrued expenses	25,678	25,524
Short-term borrowings	118,828	111,793

Total current liabilities	162,233	155,136

Long-term liabilities	5,896	4,419

Total liabilities	168,129	159,555
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2011 and June 30, 2012	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 23,303,100 and 23,680,911 shares issued and 22,512,200 and 22,890,011 shares outstanding at September 30, 2011 and June 30, 2012, respectively	23	24
Additional paid-in capital	211,041	215,030
(Accumulated deficit) retained earnings	(254)	2,443
Treasury stock, at cost, 790,900 shares held at September 30, 2011 and June 30, 2012	(15,810)	(15,810)

Total stockholders’ equity	195,000	201,687

Total liabilities and stockholders’ equity	$363,129	$361,242

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional Paid-in Capital	(Accumulated) Deficit) Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, September 30, 2011	23,303,100	$23	$211,041	$(254)	$(15,810)	$195,000

Net income	—	—	—	2,697	—	2,697
Shares issued pursuant to employee stock purchase plan	102,228	—	562	—	—	562
Shares issued upon vesting of equity awards, net of tax withholding	45,084	—	(85)	—	—	(85)
Shares issued upon exercise of stock options	214,868	1	806	—	—	807
Stock-based compensation	15,631	—	2,706	—	—	2,706

BALANCE, June 30, 2012	23,680,911	$24	$215,030	$2,443	$(15,810)	$201,687

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,834)	$2,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,962	4,744
Loss on sale of property and equipment	7	111
Stock-based compensation expense, net	2,650	2,706
Decrease (increase) in —
Accounts receivable, net	1,270	(4,778)
Inventories, net	(9,972)	20,536
Prepaid expenses and other assets	(169)	(1,022)
Increase (decrease) in —
Accounts payable	3,956	498
Customer deposits	3,260	(406)
Accrued expenses and long-term liabilities	4,735	(1,631)

Net cash provided by operating activities	4,865	23,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,653)	(4,222)
Net cash used to acquire inventory and equipment of a business	(2,258)	—
Proceeds from sale of property and equipment	146	369

Net cash used in investing activities	(6,765)	(3,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on short-term borrowings	11,368	(7,035)
Debt modification costs	(9)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,045	1,284

Net cash provided by (used in) financing activities	12,404	(5,751)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,504	13,851
CASH AND CASH EQUIVALENTS, beginning of period	16,539	19,386

CASH AND CASH EQUIVALENTS, end of period	$27,043	$33,237

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,393	$3,333
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of June 30, 2012, we operated through 53 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Kansas, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

We have dealership agreements with Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2012, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at June 30, 2012 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected in future periods.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of June 30, 2012, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of June 30, 2012, based upon our experience with terminations or defaults on the service contracts.

4.	INVENTORIES

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and June 30, 2012, our lower of cost or market valuation allowance was $3.4 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

5.	IMPAIRMENT OF LONG-LIVED ASSETS

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2012, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40, during fiscal 2012.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

At June 30, 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $111.8 million. At both June 30, 2011 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At June 30, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $36.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At June 30, 2012, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the nine months ended June 30, 2011 and 2012, we recognized stock-based compensation expense of approximately $2.7 million for each period, respectively, in selling, general, and administrative expenses in the condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2011 and 2012.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2011 and 2012, was approximately $1.2 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2011 through June 30, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2011	1,501,961	2,260,021	$2,664	$10.19	6.5
Options granted	(592,850)	592,850		$6.43
Options cancelled/forfeited/expired	92,748	(92,748)		$12.10
Restricted stock awards issued	(84,000)	—		—
Restricted stock awards forfeited	30,200	—		—
Options exercised	—	(214,868)		$3.75

Balance at June 30, 2012	948,059	2,545,255	$7,011	$9.79	6.6

Exercisable at June 30, 2012		1,917,685	$5,398	$10.72	5.9

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2011 and 2012, was $5.16 and $4.27, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2011 and 2012 was $551,000 and $1.4 million, respectively.

As of June 30, 2011 and 2012, there were approximately $1.3 million and $1.4 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 3.6 years and 1.9 years, respectively. The total fair value of options vested during the nine months ended June 30, 2011 and 2012 was approximately $3.5 million and $2.1 million, respectively.

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

The following are the weighted-average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	0.6%	1.3%	0.8%
Volatility	107.4%	79.5%	94.9%	90.0%
Expected life	3.0 years	3.9 years	4.4 years	4.5 years

10.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted-average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Volatility	40.5%	43.9%	53.1%	53.6%
Expected life	six months	six months	six months	six months

11.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2011 through June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011	221,946	$12.88
Changes during the period
Awards granted	84,000	$5.95
Awards vested	(59,307)	$28.41
Awards forfeited	(30,200)	$6.79

Non-vested balance at June 30, 2012	216,439	$6.78

As of June 30, 2012, we had approximately $611,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.8 years.

12.	NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Weighted average common shares outstanding used in calculating basic income (loss) per share	22,439,702	22,809,861	22,335,881	22,684,522
Effect of dilutive options	663,578	705,876	—	578,182

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	23,103,280	23,515,737	22,335,881	23,262,704

During the three months ended June 30, 2011 and 2012, there were 1,068,796 and 1,435,348 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. During the nine months ended June 30, 2012 there were 1,499,042 weighted average shares of options outstanding that were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2011, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

13.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2012, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

14.	SUBSEQUENT EVENTS:

In July 2012, we entered into an extension to our CGI Facility, originally entered into in October 2010, with CGI Finance, Inc., as extended in September 2011. The July 2012 extension extended the maturity date of the CGI Facility from August 2012 to August 2013.

In July 2012, we entered into an amendment to our Credit Facility, originally entered into in June 2010, with GE Commercial Distribution Finance Company, as amended in June 2011. The July 2012 amendment extended the maturity date of the Credit Facility from June 2014 to June 2015.

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

General

We are the largest recreational boat retailer in the United States with fiscal 2011 revenue in excess of $480 million. Through our current 53 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2012. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and June 30, 2012, our lower of cost or market valuation allowance was $3.4 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of June 30, 2012, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40, during fiscal 2012.

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

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2012 with the three and nine months ended June 30, 2011 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenue. Revenue decreased $1.9 million, or 1.2%, to $151.3 million for the three months ended June 30, 2012 from $153.2 million for the three months ended June 30, 2011. Of this decrease, $2.8 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base for the three months ended June 30, 2012, which was partially offset by an approximate $950,000 comparable-store sales increase. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands, and incremental increases in used boat sales, brokerage services, F&I products, and service, parts and accessories products. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth. Revenue for the three months ended June 30, 2011 was partly driven by the sale of larger boats compared with sales for the three months ended June 30, 2012.

Gross Profit. Gross profit increased $1.2 million, or 3.1%, to $40.3 million for the three months ended June 30, 2012 from $39.1 million for the three months ended June 30, 2011. Gross profit as a percentage of revenue increased to 26.6% for the three months ended June 30, 2012 from 25.5% for the three months ended June 30, 2011. The increase in gross profit was primarily attributable to the incrementally increased margins on new boat sales due to improving industry inventory conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $566,000, or 1.6%, to $34.7 million for the three months ended June 30, 2012 from $35.2 million for the three months ended June 30, 2011. Selling, general, and administrative expenses as a percentage of revenue decreased to 22.9% for the three months ended June 30, 2012 from 23.0% for the three months ended June 30, 2011. The three months ended June 30, 2012 included a payment received from the Gulf Coast Claims Facility for damages suffered as a result of the Deepwater Horizon Oil Spill, which was offset by one-time charges including severance and store closing costs. The decrease in selling, general, and administrative expenses was primarily attributable to reductions in various expenses, including lower store costs due to fewer year-over-year locations, lower marketing costs, and reduced inventory carrying costs due to improved aging.

Interest Expense. Interest expense increased $181,000, or 21.7%, to $1.0 million for the three months ended June 30, 2012 from $837,000 for the three months ended June 30, 2011. Interest expense as a percentage of revenue increased to 0.7% for the three months ended June 30, 2012 from 0.5% for the three months ended June 30, 2011. The increase was primarily a result of increased borrowings under our credit facilities due to increased average inventories.

Income Tax Benefit. We had no income tax expense or benefit for the three months ended June 30, 2012 compared with an income tax benefit of $333,000 for the three months ended June 30, 2011. Our effective income tax rate was low for both the three months ended June 30, 2011 and 2012. In fiscal 2011, we generated a loss for tax purposes and we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2012, to the extent we generate taxable income, the income tax expense otherwise generated would be offset by the fully reserved net operating loss carryforward utilized.

Nine Months Ended June 30, 2012 Compared with Nine Months Ended June 30, 2011

Revenue. Revenue increased $26.0 million, or 7.2%, to $387.1 million for the nine months ended June 30, 2012 from $361.1 million for the nine months ended June 30, 2011. Of this increase, $32.5 million was attributable to a 9.2% increase in comparable-store sales, which was partially offset by a decline of $6.5 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands, and incremental increases in used boat sales, brokerage services, F&I products, and service, parts and accessories products. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $10.8 million, or 12.1%, to $100.2 million for the nine months ended June 30, 2012 from $89.5 million for the nine months ended June 30, 2011. Gross profit as a percentage of revenue increased to 25.9% for the nine months ended June 30, 2012 from 24.8% for the nine months ended June 30, 2011. The nine months ended June 30, 2011 included a favorable resolution of approximately $700,000 of inventory repurchases from a manufacturer whose brands we no longer carry, which benefited gross margins approximately 0.2%. The increase in gross profit was primarily attributable to the increase in comparable-store sales and incrementally increased margins on new boat sales due to improving industry inventory conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.1 million, or 1.2%, to $94.2 million for the nine months ended June 30, 2012 from $93.1 million for the nine months ended June 30, 2011. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 1.5% to 24.3% for the nine months ended June 30, 2012 from 25.8% for the nine months ended June 30, 2011. The nine months ended June 30, 2012 included a payment received from the Gulf Coast Claims Facility for damages suffered as a result of the Deepwater Horizon Oil Spill, which was offset by one-time charges including severance and store closing costs. The nine months ended June 30, 2011 included a benefit of approximately $700,000 from a favorable resolution of accounts receivable from a manufacturer whose brands we no longer carry. Excluding this item, selling, general, and administrative expenses decreased as a percentage of revenue approximately 1.6% to 24.3% for the nine months ended June 30, 2012 from 25.9% for the nine months ended June 30, 2011. The decrease in selling, general, and administrative expenses (with such adjustment) as a percentage of revenue was primarily attributable to expense leverage obtained through our reported comparable-store sales increase and various cost-reduction efforts.

Interest Expense. Interest expense increased $922,000, or 36.7%, to $3.4 million for the nine months ended June 30, 2012 from $2.5 million for the nine months ended June 30, 2011. Interest expense as a percentage of revenue increased to 0.9% for the nine months ended June 30, 2012 from 0.7% for the nine months ended June 30, 2011. The increase was primarily a result of increased borrowings under our credit facilities due to increased average inventories.

Income Tax Benefit. We had an income tax benefit of $116,000 for the nine months ended June 30, 2012 compared with an income tax benefit of $333,000 for the nine months ended June 30, 2011. Our effective income tax rate was low for both the nine months ended June 30, 2011 and 2012. In fiscal 2011, we generated a loss for tax purposes and we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2012, to the extent we generate taxable income, the income tax expense otherwise generated would be offset by the fully reserved net operating loss carryforward utilized.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At June 30, 2012, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2012 and 2011, cash provided by operating activities was approximately $23.5 million and $4.9 million, respectively. For the nine months ended June 30, 2012, cash provided by operating activities was primarily related to a decrease of inventory driven by inventory order reductions and partially offset by an increase in accounts receivable as a result of our strong June close. For the nine months ended June 30, 2011, cash provided by operating activities was primarily related to an increase in accounts payable and accrued expenses as a result of the increased boat sales. In addition, customer deposits increased as large yachts were placed on order. This was partially offset by an increase of inventory driven by new product lines added and timing of boats received.

For the nine months ended June 30, 2012 and 2011, cash used in investing activities was approximately $3.9 million and $6.8 million, respectively. For the nine months ended June 30, 2012, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the nine months ended June 30, 2011, cash used in investing activities was primarily used in a business acquisition and to purchase property and equipment associated with improving existing retail facilities. Of the $6.8 million, approximately $2.3 million was used in the business acquisition to acquire inventory and equipment.

For the nine months ended June 30, 2012, cash used in financing activities was approximately $5.8 million and was primarily attributable to net payments on our short-term borrowings. For the nine months ended June 30, 2011, cash provided by financing activities was approximately $12.4 million and was primarily attributable to net short-term borrowings as a result of increased inventory levels.

In July 2012, we entered into an amendment to our Inventory Financing Agreement (the “Credit Facility”), originally entered into in June 2010 with GE Commercial Distribution Finance Company (“GECDF”), as amended in June 2011. The July 2012 amendment extended the maturity date. The June 2011 amendment, among other things, modified the amount of borrowing availability, interest rate, and maturity date of the Credit Facility. The amended Credit Facility provides a floor plan financing commitment up to $150 million, up from the previous limit of $100 million, subject to borrowing base availability resulting from the amount and aging of our inventory. The amended Credit Facility matures in June 2015, subject to extension for two one-year periods, with the approval of GECDF.

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

In July 2012, we entered into an extension through August 31, 2013 to our Inventory Financing Agreement (the “CGI Facility”), originally entered into in October 2010 with CGI Finance, Inc., as extended in September 2011. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has an approximate one-year term, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

At June 30, 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $111.8 million. At both June 30, 2011 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At June 30, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $36.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 377,811 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the nine months ended June 30, 2012 for approximately $1.4 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

At June 30, 2012, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2012 and assumes no mitigating changes by us to reduce the outstanding balances, no additional interest assistance that could be received from vendors due to the interest rate increase, and no changes in the base LIBOR rate.

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

Changes in Internal Controls

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.21(l)	Amendment Number Three to Inventory Financing Agreement executed on July 27, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.

10.26(b)	Notice of Extension to Floor Plan Loan Agreement executed on July 5, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

August 3, 2012	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)