Form 10-K
period 2012-09-30
MARINEMAX INC
filed 2012-12-07
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (17,866,612 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $147,042,217. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 5, 2012, there were outstanding 23,764,636 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2012

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2013 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth when economic conditions improve; and our belief that our retailing strategies are aligned with the desires of consumers. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 53 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage services; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 47% of our revenue in fiscal 2012. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our 2012 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler and Bayliner in many of our geographic markets; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the United States.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 22 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2012 was approximately $129,000, an increase of approximately 2% from approximately $126,000 in fiscal 2011, compared with the industry average calendar 2011 selling price of approximately $36,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $10.6 million in annual sales in fiscal 2012. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales decreased 17% in fiscal 2010, increased 8% in fiscal 2011, and increased 11% in fiscal 2012.

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

The U.S. recreational boating industry generated approximately $32.3 billion in retail sales in calendar 2011, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $22.5 billion of these sales in 2011 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, customer training, superior customer service, company-led events called Getaways!, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	offering additional marine products and services, including those with higher profit margins;

•	expanding our Internet marketing;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities, including mall stores, in our existing and new territories;

•	emphasizing employee recruitment, training, and development;

•	emphasizing the “best practices” developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing information technology throughout operations, which facilitates the interchange of information sharing and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 22 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Acquired dealers operate under the MarineMax name.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.(1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc.(2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc.(3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina(4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc.
(2)	We subsequently closed the operations of Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Joint Venture

Apart from acquisitions, we have opened 29 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 55 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of eight during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida; Stuart, Florida; Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft	2004	Minnesota
Boston Whaler	2005	Houston
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris FloteBote	2010	Arizona, Missouri, Minnesota, New Jersey, and Tennessee
Malibu	2010	Arizona
Axis	2010	Arizona
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, Missouri, and Tennessee
Bayliner	2010	New York
Meridian Yachts	2010	California
Harris FloteBote	2011	West Central Florida
Zeelander Yachts	2011	United States and Canada
Mangusta	2011	United States and Canada
Bayliner	2011	West Central Florida, Colorado, Connecticut, Minnesota, New Jersey, Tennessee, and Texas
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano, Florida
Harris FloteBote	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Bayliner	2012	Southwest Florida
Scout	2012	Southwest Florida, Maryland, and New Jersey

We add brands with the intent to either offer a migration path for our existing customer base or fill a gap in our product offerings. As a result, we believe that new brands we offer are complementary and do not cannibalize the business generated from our other prominent brands. We also discontinue offering product lines from time to time, primarily based upon customer preferences.

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

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions. Substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increases in fuel prices, lower credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009, including significant net losses, followed by pre-tax losses in the fiscal years ended September 30, 2010 and 2011. We returned to profitability in fiscal 2012.

We have taken a number of actions to address the prolonged weak market and economic conditions, including reducing our acquisition program, slowing our new store openings, reducing our inventory purchases, engaging in inventory reduction efforts, closing a number of our retail locations, significantly reducing our headcount, and modifying our debt structure and replacing our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies as economic conditions permit. However, we cannot predict the length or severity of the continuing economic weakness or the magnitude of the effects it will have on our operating performance nor can we predict the effectiveness of the measures we have taken to address this environment.

Despite the foregoing actions, we are maintaining our core values of high customer service and satisfaction and plan to continue to pursue strategies that will enable us to achieve long-term success and growth when economic conditions improve. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate. We believe our expanded product offerings have strengthened our same-store sales growth. As economic conditions permit, we plan to resume expanding our business through both acquisitions in new territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, through our print catalog, and through our newly enhanced website portal; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage services at most of our retail locations and at various offsite locations; maintaining a web based listing service for individuals and boat dealers and brokers to list their boats for sale; providing independent brokers and dealers our software applications to list their inventories for sale; conducting our yacht charter business, and maintaining a Rewards Club for our customers. Our expansion plans will depend upon the return of normal economic conditions.

We maintain our executive offices at 18167 U.S. Highway 19 North, Suite 300, Clearwater, Florida 33764, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 22 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries,” or the “acquired companies”).

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission, or SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 5, 2012.

Business

General

We are the largest recreational boat dealer in the United States. Through 53 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation. Sales of new Brunswick boats accounted for approximately 47% of our revenue in fiscal 2012. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our 2012 fiscal year. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas; the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York; the exclusive dealer for Boston Whaler in many of our geographic markets; the exclusive dealer for Bayliner in many of our geographic markets; and the exclusive dealer for Meridian Yachts in most of our geographic markets. In addition, we are the exclusive dealer for Italy-based Azimut-Benetti Group for Azimut mega-yachts, yachts, and other recreational boats for the United States.

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

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $32.3 billion in retail sales in calendar 2011, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $22.5 billion of such sales in 2011. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, 2007, 2008, 2009, and 2010.

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

Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new markets when markets conditions improve. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 29 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 55 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. The principal products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Cabo Yachts, Hatteras Yachts, and Meridian Yachts. In fiscal 2012, we derived approximately 47% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 7% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. During fiscal 2012, new boat sales accounted for 62.7% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2012 average new boat sales price of approximately $129,000, an increase of approximately 2% from approximately $126,000 in fiscal 2011, compared with an estimated industry average calendar 2011 selling price of approximately $36,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Hatteras Motor Yachts	54’ to 100’+	$3,000,000 to $10,000,000+
Azimut	40’ to 116’+	600,000 to 12,000,000+
Convertibles
Hatteras Convertibles	54’ to 77’+	2,300,000 to 7,000,000+
Cabo	36’ to 52’	700,000 to 2,000,000+
Pleasure Boats
Sea Ray	18’ to 61’	25,000 to 3,000,000
Meridian	34’ to 54’	400,000 to 1,800,000
Bayliner	16’ to 33’	13,000 to 150,000
Fishing Boats
Boston Whaler	11’ to 37’	8,000 to 500,000
Grady White	18’ to 36’	40,000 to 500,000
Scout	17’ to 35’	25,000 to 450,000
Ski Boats
Malibu	20’ to 25’	80,000 to 140,000
Axis	20’ to 22’	60,000 to 90,000
Nautique by Correct Craft	21’ to 25’	75,000 to 180,000

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

Fishing Boats. The fishing boats we offer, such as Boston Whaler, Grady White, and Scout, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Ski Boats. The ski boats we offer, such as Malibu, Axis, and Nautique by Correct Craft, range from entry level models to advanced models, all of which are designed to achieve an ultimate wake for increased skier and wakeboarder performance and safety. With a variety of designs and options, the ski boats we offer will appeal to the competitor and recreational user alike.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2012, used boat sales accounted for 17.8% of our revenue, and 74.9% of the used boats we sold were Brunswick models.

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

The sale of marine engines, related marine equipment, and boating parts and accessories accounted for 6.0% of our fiscal 2012 revenue.

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

Maintenance, repair, and storage services accounted for 8.3% of our revenue during fiscal 2012. This includes warranty and non-warranty services.

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

During fiscal 2012, fee income generated from F&I products accounted for 2.8% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on various internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2012, brokerage service commissions accounted for 2.4% of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 53 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay, Tampa Bay, and the Saint Andrews Bay in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Leech Lake and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; Tennessee River in Tennessee; and Clear Lake and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Bayliner, Cabo, Hatteras, Harris, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut-Benetti Group, Grady White, Tracker Marine, Malibu, and Nautique by Correct Craft. In fiscal 2012, sales of new Brunswick boats accounted for approximately 47% of our revenue. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2012. We believe our Sea Ray boat purchases represented approximately 42% of Sea Ray’s new boat sales and approximately 7% of all Brunswick marine product sales during fiscal 2012.

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

Upon the completion of the Surfside-3 acquisition in March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line in the Northeast United States. Our geographic territory was expanded to include Florida in September 2008 and to include the entire country in July 2012. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

We are party to an Inventory Financing Agreement (the “Credit Facility”) with GE Commercial Distribution Finance Company, or GECDF. The Credit Facility provides a floor plan financing commitment of up to $150 million. The Credit Facility matures on June 24, 2015 and is subject to extension for two one-year periods, subject to GECDF approval.

The interest rate for amounts outstanding under the Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the line.

The Credit Facility has certain financial covenants. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2012, we were in compliance with all the covenants under the Credit Facility.

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

We also are a party to an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. (“CGI”). The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut inventory needs. The CGI Facility has a term of approximately one year ending in August 2013, which is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate.

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

At September 30, 2012, we owed an aggregate of $120.6 million under the Credit Facility and the CGI Facility. Outstanding short-term borrowings accrued interest at a rate of 4.0% as of September 30, 2012, and the Credit Facility and the CGI Facility provided us with an additional net borrowing availability of approximately $39.5 million, based upon the outstanding borrowing base availability. We have no indebtedness associated with our real estate holdings.

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

Employees

As of September 30, 2012, we had 1,170 employees, 1,109 of whom were in store-level operations and 61 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2012, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 20%, 25%, 29%, and 26%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Three of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a “Superfund” site, although neither property has been nor is expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

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

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position
William H. McGill Jr.	68	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	47	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	49	Vice President of East Operations
William Brett McGill	44	Vice President of West Operations
Kurt M. Frahn	44	Vice President of Finance, Chief Accounting Officer and Treasurer
Paulee C. Day	43	Vice President, General Counsel, and Assistant Secretary

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

Charles A. Cashman has served as Vice President of East Operations of our company since May 2012 and was appointed as an executive officer by our Board of Directors in November 2012. Mr. Cashman served several positions of increasing responsibility, including Sales Consultant, Sales Manager, General Manager, District Manager, and Regional President since joining our company in 1992.

William Brett McGill has served as Vice President of West Operations of our company since May 2012 and was appointed as an executive officer by our Board of Directors in November 2012. Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of our company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining our company in 1996. William Brett McGill is the son of William H. McGill, Jr.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 54%, 50%, and 49% of our revenue during fiscal 2010, 2011, and 2012, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007 and continued weakness in consumer spending resulting from substantial weakness in the financial markets and deteriorating economic conditions had a very substantial negative effect on our business in each subsequent fiscal year, including 2012. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, to $450.3 million in fiscal 2010, and increased slightly to $480.9 million in fiscal 2011, and to $524.5 million in fiscal 2012. Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund), a net loss of $11.5 million in fiscal 2011, and a net income of $1.1 million in fiscal 2012. These substantially deteriorating economic and financial conditions have had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales and other liquidations of excess inventory.

These conditions caused us to reduce substantially our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. While we believe the steps we have taken to date will enable us to emerge from the current economic environment as a stronger and more profitable company, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary. A continuation of depressed economic factors could have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2012, we had no long-term debt. We rely on our credit facilities to purchase and maintain our inventory of boats. Our ability to borrow under our credit facilities depends on our ability to continue to satisfy our covenants and other obligations under our credit facilities. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facilities reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facilities also depends upon the ability of our lenders, GECDF and CGI, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to maintain compliance with our debt covenants and to utilize our credit facilities to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under our credit facilities or replace or supplement our credit facilities, which may not be possible at all or under commercially reasonable terms.

Our Credit Facility with GECDF provides a floor plan financing commitment of $150 million, and the CGI Facility provides a floor plan financing commitment of $30 million. The collateral for our Credit Facility with GECDF is all of our personal property with certain limited exceptions, and our collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral under either facility. As of September 30, 2012, we were in compliance with all of the Credit Facility covenants and our additional available borrowings under our credit facilities were approximately $39.5 million based upon the outstanding borrowing base availability.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affects our ability to sell our products and impacts the profitability of our finance and insurance activities. Tight credit conditions during each fiscal year beginning with fiscal 2008 and continuing through fiscal 2011 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

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

Approximately 47% of our revenue in fiscal 2012 resulted from sales of new boats manufactured by Brunswick, including approximately 29% from Brunswick’s Sea Ray division and approximately 18% from Brunswick’s other divisions. The remainder of our fiscal 2012 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

Upon the completion of the Surfside-3 acquisition in March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the Northeast United States. Our geographic territory was expanded to include Florida in September 2008 and to the entire country in July 2012. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales.

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

We recently implemented new business initiatives that involve expenses but have not produced meaningful revenue.

We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have produced any meaningful revenue to date. We can provide no assurance whether these programs will be successful or that we will recover the costs we have incurred in their implementation.

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

Since March 1, 1998, we have acquired 22 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

During the three-year period ended September 30, 2012, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented 20%, 25%, 29%, and 26%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal as we acquire dealers that operate in colder regions of the United States.

Weather and environmental conditions may adversely impact our business.

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

In addition, hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as has been the case when Florida and other markets have been affected by hurricanes. While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms. For example, certain of our facilities in the Northeast, particularly four stores in New York and New Jersey, suffered damage from Hurricane Sandy. In addition, a small amount of our boat inventory suffered damage as did boats of our customers stored at such facilities. The damage to these facilities will result in the interruption of sales and service activities at those facilities, but we expect that all locations will be fully operational before the traditional boating season begins. We maintain insurance for property damage and business interruption, subject to deductibles. Our agreements for storage of customers’ boats require such customers to maintain their own insurance coverage and absolve us from liability for damage to their boats; however, we are working with our customers to satisfy their boat repair and replacement needs. We cannot currently quantify the negative effects of business interruption or property damage incurred nor the potential amount of incremental revenue that we will receive as a result of the repair of storm damaged boats or the purchase of replacement boats.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I, products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2012, F&I products accounted for 2.8% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Customer financing became more difficult to secure during fiscal 2008, which continued in each subsequent fiscal year through fiscal 2012.

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

Three of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a Superfund site, although neither property has been identified as a contributor to the contamination in the area.

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

As of September 30, 2012, there were 22,910,150 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

As of September 30, 2012, we had issued options to purchase approximately 4,355,111 shares of common stock and 582,441 restricted stock awards under our incentive stock plans, and we issued 525,429 shares of common under our employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Our sales of yachts produced by the Azimut-Benetti Group in Italy and motor and sailing yachts produced by Sino Eagle in China expose us to international political, economic, and other risks.

Our sales of yachts produced by the Azimut-Benetti Group in Italy and yachts for our yacht charter fleet produced by Sino Eagle in China expose us to international political, economic, and other risks. Protectionist trade legislation in the United States, Italy, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions. Our foreign purchase of yachts create a number of logistical and communications challenges. The economic, political, and other risks we face resulting from these foreign purchases include the following:

•	compliance with U.S. and local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	limitations on imports and exports;

•	foreign exchange rate fluctuations;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	tariffs and duties and other trade barrier restrictions;

•	maintenance of quality standards;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	potentially adverse tax consequences;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our corporate offices in Clearwater, Florida. We also lease 28 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 24 other retail locations we operate and one joint venture as noted below. Additionally, we own six retail locations that are currently closed as noted below.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze(4)	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Destin	Third-party lease	6,000	Retail and service	2011	—
Fort Myers	Third-party lease	5,000	Retail, service, and storage	1983	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach(4)	Company owned	22,800	Retail and service; 8 wet slips	—	Intracoastal Waterway
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa	Company owned	13,100	Retail and service	1995	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh(4)	Company owned	19,800	Retail and service	—	—

Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach(4)	Company owned	2,000	Retail and service	—	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Marina)	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie

Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Joint venture entered into with Brunswick to acquire marina and service facility.
(4)	Owned location that is currently closed.

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2012, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

On January 26, 2012, certain former shareholders of Surfside—3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming our company and certain of our directors and officers as defendants. The lawsuit alleges, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit seeks damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all our directors and officers from the complaint and dismissed ten of the twelve counts assessed against the company, leaving only the breach of contract claim to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. Based on our assessment, we believe the remaining portion of the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

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

	High	Low
2010
First quarter	$11.99	$8.63
Second quarter	$12.79	$6.91
Third quarter	$8.51	$6.17
Fourth quarter	$9.65	$6.85
2011
First quarter	$9.99	$7.92
Second quarter	$10.63	$7.51
Third quarter	$9.67	$5.50
Fourth quarter	$8.49	$5.51
2012
First quarter	$9.28	$6.34
Second quarter	$11.24	$7.84
Third quarter	$10.03	$6.82
Fourth quarter (through December 5, 2012)	$8.73	$7.17

On December 5, 2012, the closing sale price of our common stock was $8.56 per share. On December 5, 2012, there were approximately 100 record holders and approximately 3,000 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2012 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2007. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2008	2009	2010	2011	2012
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations
Data:
Revenue	$885,407	$588,585	$450,340	$480,894	$524,456
Cost of sales	679,164	499,925	339,533	361,400	391,173

Gross profit	206,243	88,660	110,807	119,494	133,283
Selling, general, and administrative expenses	217,426	159,998	123,972	127,896	127,913
Goodwill and intangible asset impairment charge	122,091	—	—	—	—

(Loss) income from operations	(133,274)	(71,338)	(13,165)	(8,402)	5,370
Interest expense, net	20,164	14,064	3,926	3,488	4,447

(Loss) income before income tax (benefit) provision	(153,438)	(85,402)	(17,091)	(11,890)	923
Income tax (benefit) provision	(19,161)	(8,630)	(19,588)	(367)	(176)

Net (loss) income	$(134,277)	$(76,772)	$2,497	$(11,523)	$1,099

Net (loss) income per share:
Diluted	$(7.30)	$(4.11)	$0.11	$(0.52)	$0.05

Weighted average number of shares:
Diluted	18,391,488	18,685,423	22,597,953	22,375,271	22,335,918

Other Data (as of year-end):
Number of retail locations (1)	80	55	56	54	53

Sales per store (2) (4)	$12,492	$11,285	$8,779	$9,913	$10,646

Same-store sales growth (3) (4)	(28)%	(29)%	(17)%	8%	11%

	September 30,
	2008	2009	2010	2011	2012
Balance Sheet Data:
Working capital	$134,003	$95,914	$102,951	$95,536	$101,745
Total assets	661,323	393,644	336,760	363,129	365,121
Goodwill	—	—	—	—	452
Long-term debt (including current portion) (5)	—	—	—	—	—
Total stockholders’ equity	248,583	197,756	202,030	195,000	200,944

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.
(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.
(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2012 revenue in excess of $520 million. Through our current 53 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 22 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any acquisitions during the fiscal year ended September 30, 2010 and completed a relatively small acquisition in each of the fiscal years ended September 30, 2011 and 2012.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 54%, 50%, and 49% of our revenue during fiscal 2010, 2011, and 2012, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and depressed economic conditions had a very substantial negative effect on our business in each subsequent fiscal year, including 2012. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2011 or 2012. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and 2012, our lower of cost or market valuation allowance was $3.4 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”). The excess of cost over net assets of businesses acquired is recorded as goodwill. The September 2012 acquisition of Bassett Marine, LLC resulted in goodwill of $452,000. We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2012, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2012, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010		2011		2012
	(Amounts in thousands)
Revenue	$450,340	100.0%	$480,894	100.0%	$524,456	100.0%
Cost of sales	339,533	75.4%	361,400	75.1%	391,173	74.6%

Gross profit	110,807	24.6%	119,494	24.9%	133,283	25.4%
Selling, general, and administrative expenses	123,972	27.5%	127,896	26.6%	127,913	24.4%

(Loss) income from operations	(13,165)	(2.9%)	(8,402)	(1.8%)	5,370	1.0%
Interest expense	3,926	0.9%	3,488	0.7%	4,447	0.9%

(Loss) income before income tax benefit	(17,091)	(3.8%)	(11,890)	(2.5%)	923	0.2%
Income tax benefit	19,588	4.4%	367	0.1%	176	0.0%

Net income (loss)	$2,497	0.6%	$(11,523)	(2.4%)	$1,099	0.2%

Fiscal Year Ended September 30, 2012 Compared with Fiscal Year Ended September 30, 2011

Revenue. Revenue increased $43.6 million, or 9.1%, to $524.5 million for the fiscal year ended September 30, 2012 from $480.9 million for the fiscal year ended September 30, 2011. Of this increase, $53.0 million was attributable to an 11% increase in comparable-store sales, which was partially offset by a decline of $9.4 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base for the 12 months ended September 30, 2012. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands we have expanded with, and incremental increases in used boat sales, brokerage services, F&I products, service, parts and accessories. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $13.8 million, or 11.5%, to $133.3 million for the fiscal year ended September 30, 2012 from $119.5 million for the fiscal year ended September 30, 2011. Gross profit as a percentage of revenue increased to 25.4% for the fiscal year ended September 30, 2012 from 24.9% for the fiscal year ended September 30, 2011. The increase in gross profit was primarily attributable to the increase in comparable-store sales and incrementally increased margins on new boat sales due to improving industry inventory conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained flat at $127.9 million for both the fiscal years ended September 30, 2012 and September 30, 2011. Selling, general, and administrative expenses as a percentage of revenue decreased approximately 2.2% to 24.4% for the fiscal year ended September 30, 2012 from 26.6% for the fiscal year ended September 30, 2011. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to expense leverage obtained through our reported comparable-store sales increase and various cost-reduction efforts including boat show cost reductions and less inventory maintenance given improved inventories.

Interest Expense. Interest expense increased $959,000, or 27.5%, to $4.5 million for the fiscal year ended September 30, 2012 from $3.5 million for the fiscal year ended September 30, 2011. Interest expense as a percentage of revenue increased to 0.9% for the fiscal year ended September 30, 2012 from 0.7% for the fiscal year ended September 30, 2011. The increase was primarily a result of increased borrowings under our credit facilities due to increased average inventories.

Income Tax Benefit. We had an income tax benefit of $176,000 for the fiscal year ended September 30, 2012 compared with an income tax benefit of $367,000 for the fiscal year ended September 30, 2011. Our effective income tax rate was low for both the fiscal year ended September 30, 2012 and 2011. In fiscal 2011, we generated a loss for tax purposes and we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2012, the income tax expense ordinarily associated with our pre-tax income was offset by the fully reserved net operating loss carryforward utilized.

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

Income Tax Benefit. We had an income tax benefit of $367,000 for the fiscal year ended September 30, 2011 compared with an income tax benefit of $19.6 million for the fiscal year ended September 30, 2010. Our tax benefit for 2010 resulted from the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009. This act allowed us to carryback our 2009 net operating loss, which previously had a valuation allowance recorded against the entire amount and which we were not able to carryback under the prior tax law. The additional carryback generated a tax refund of $19.2 million. This tax refund was recorded as income tax benefit during the quarter ended December 31, 2009, the period in which this act was enacted. We filed a carryback claim with the Internal Revenue Service, and we received a $19.2 million refund in the quarter ended March 31, 2010.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At September 30, 2012, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2012 and 2010, cash provided by operating activities approximated $8.7 million and $40.2 million, respectively. For the fiscal year ended September 30, 2011, cash used in operating activities was approximately $14.7 million. For the fiscal year ended September 30, 2012, cash provided by operating activities was primarily related to a decrease of inventory driven by inventory order reductions and partially offset by an increase in accounts receivable as a result of our strong September close. For the fiscal year ended September 30, 2010, cash provided by operating activities was primarily related to a decrease in inventories due to our reduction in purchasing, a decrease in accounts receivable from our manufacturers, and a decrease in income tax receivable resulting from the collection of the carryback claim, partially offset by a decrease in our accounts payable. For the fiscal year ended September 30, 2011, cash used in operating activities was primarily related to an increase in inventory driven by new product lines added and the timing of boats received. This was partially offset by a decrease in accounts receivable from our manufacturers as a result of reduced aging. In addition, customer deposits increased as a result of large yachts that were sold on order.

For the fiscal years ended September 30, 2012, 2011, and 2010, cash used in investing activities was approximately $7.6 million, $8.7 million, and $2.0 million, respectively. For the fiscal years ended September 30, 2012 and 2011, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities as well as inventory purchases associated with a business acquisition. For the fiscal year ended September 30, 2010, cash used in investing activities was primarily used to purchase property and equipment associated with improving and relocating existing retail facilities.

For the fiscal years ended September 30, 2012 and 2011, cash provided by financing activities was approximately $3.2 million and $26.2 million, respectively. For the fiscal year ended September 30, 2010, cash used in financing activities was approximately $47.2 million. For the fiscal year ended September 30, 2012, cash provided by financing activities was primarily attributable to net short-term borrowings associated with capital expenditures. For the fiscal year ended September 30, 2011, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels. For the fiscal year ended September 30, 2010, cash used in financing activities was primarily attributable to net payments on our short-term borrowings as a result of decreased inventory levels.

In July 2012, we entered into an amendment to our Inventory Financing Agreement (the “Credit Facility”), originally entered into in June 2010 with GE Commercial Distribution Finance Company (“GECDF”), as amended in June 2011. The July 2012 amendment extended the maturity date of the Credit Facility to June 2015, subject to additional extension for two one-year periods, with the approval of GECDF. The June 2011 amendment, among other things, modified the amount of borrowing availability, interest rate, and maturity date of the Credit Facility. The amended Credit Facility provides a floor plan financing commitment up to $150 million, up from the previous limit of $100 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of September 30, 2011 and 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $118.8 million and $120.6 million, respectively. At both September 30, 2011 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At September 30, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $39.5 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2012:

Year Ending September 30,	Short-Term Borrowings (1)	Long-Term Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2013	$120,647	$—	$4,843	$125,490
2014	—	3,312	4,031	7,343
2015	—	—	2,955	2,955
2016	—	—	2,158	2,158
2017	—	—	1,539	1,539
Thereafter	—	—	2,540	2,540

Total	$120,647	$3,312	$18,066	$142,025

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2012, the interest rate on our short-term borrowings was approximately 4.0%.
(2)	The amounts included in long-term liabilities consist primarily of deferred revenue, gross unrecognized tax benefits and our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.
(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2012 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

Products purchased from European-based and Chinese-based manufacturers are subject to fluctuations in the U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the other currencies compared with the U.S. dollar may impact the price points at which we can profitably sell such foreign products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for such foreign product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based and Chinese-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Changes in Internal Controls

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2012.

Our internal control over financial reporting as of September 30, 2012 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc. and Subsidiaries

We have audited MarineMax, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MarineMax, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012 of MarineMax, Inc. and subsidiaries and our report dated December 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

December 7, 2012

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (1)

3.1(a)	Certificate of Amendment of Restricted Certificate of Incorporation of the Registrant (2)

3.2	Third Amended and Restated Bylaws of the Registrant (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

4.1	Specimen of Common Stock Certificate (1)

10.3(h)	Employment Agreement between Registrant and William H. McGill Jr. (4)

10.3(i)	Employment Agreement between Registrant and Michael H. McLamb (4)

10.4	1998 Incentive Stock Plan, as amended through February 27, 2001 (5)

10.5	1998 Employee Stock Purchase Plan (6)

10.18†	Hatteras Sales and Service Agreement, effective August 1, 2006 among the Registrant, MarineMax Motor Yachts, LLC, and Hatteras Yachts Division of Brunswick Corporation (7)

10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005 (8)

10.20(a)	Sea Ray Sales and Service Agreement (8)

10.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(h)†	Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(i)†	Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(j)†	Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(k)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(l)	Amendment Number Three to Inventory Financing Agreement, executed on July 27, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

10.22	MarineMax, Inc. 2007 Incentive Compensation Plan (13)

10.23	Form Stock Option Agreement for 2007 Incentive Compensation Plan (13)

10.24	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan (13)

10.25	Director Fee Share Purchase Program (14)

10.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.26(a)	Notice of Extension to Floor Plan Loan Agreement executed on September 15, 2011, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (16)

10.26(b)	Notice of Extension to Floor Plan Loan Agreement executed on July 5, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (12)

10.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender. (15)

10.28	Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.29(a)	MarineMax, Inc. 2011 Stock-Based Compensation Plan (17)

10.29(b)	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (17)

10.29(c)	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (17)

10.30	Consulting Agreement, dated June 7, 2012, by and between the Company and John B. Furman (18)

10.31	Severance Policy for Key Executives (19)

21	List of Subsidiaries

Exhibit Number	Exhibit

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 19, 2010.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 16, 2011.
(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.
(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873) as filed on March 12, 1998.
(7)	Incorporated by reference to Registrant’s Form 10-Q/A for the quarterly period ended March 31, 2007, as filed on September 23, 2008.
(8)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(13)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(14)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(15)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.
(16)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2011, as filed on December 8, 2011.
(17)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2012.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.

(c)	Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 7, 2012

In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.

Signature	Capacity	Date

/s/ William H. McGill Jr.	Chairman of the Board, President, and	December 7, 2012
William H. McGill Jr.	Chief Executive Officer (Principal Executive Officer)

/s/ Michael H. McLamb	Executive Vice President, Chief Financial	December 7, 2012
Michael H. McLamb	Officer, Secretary, and Director (Principal Accounting and Financial Officer)

/s/ Hilliard M. Eure III	Director	December 7, 2012
Hilliard M. Eure III

/s/ Robert S. Kant
Robert S. Kant	Director	December 7, 2012

/s/ Russell J. Knittel	Director	December 7, 2012
Russell J. Knittel

/s/ Charles R. Oglesby	Director	December 7, 2012
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 7, 2012
Joseph A. Watters

/s/ Dean S. Woodman	Director	December 7, 2012
Dean S. Woodman

MARINEMAX, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

December 7, 2012

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2011	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,386	$23,617
Accounts receivable, net	14,163	18,820
Inventories, net	219,632	215,120
Prepaid expenses and other current assets	4,588	5,053

Total current assets	257,769	262,610

Property and equipment, net	102,107	98,796
Other long-term assets, net	3,253	3,715

Total assets	$363,129	$365,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,642	$8,457
Customer deposits	9,085	8,495
Accrued expenses	25,678	23,266
Short-term borrowings	118,828	120,647

Total current liabilities	162,233	160,865

Long-term liabilities	5,896	3,312

Total liabilities	168,129	164,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2011 and 2012	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 23,303,100 and 23,701,050 shares issued and 22,512,200 and 22,910,150 shares outstanding at September 30, 2011 and 2012, respectively	23	24
Additional paid-in capital	211,041	215,885
(Accumulated deficit) retained earnings	(254)	845
Treasury stock, at cost, 790,900 shares held at September 30, 2011 and 2012	(15,810)	(15,810)

Total stockholders’ equity	195,000	200,944

Total liabilities and stockholders’ equity	$363,129	$365,121

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2010	2011	2012
Revenue	$450,340	$480,894	$524,456
Cost of sales	339,533	361,400	391,173

Gross profit	110,807	119,494	133,283

Selling, general, and administrative expenses	123,972	127,896	127,913

(Loss) income from operations	(13,165)	(8,402)	5,370

Interest expense	3,926	3,488	4,447

(Loss) income before income tax benefit	(17,091)	(11,890)	923
Income tax benefit	19,588	367	176

Net income (loss)	$2,497	$(11,523)	$1,099

Basic net income (loss) per common share	$0.11	$(0.52)	$0.05

Diluted net income (loss) per common share	$0.11	$(0.52)	$0.05

Weighted average number of common shares used in computing net income (loss) per common share:
Basic	21,998,743	22,375,271	22,740,986

Diluted	22,597,953	22,375,271	23,335,918

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount
BALANCE, September 30, 2009	22,496,659	$22	$204,772	$8,772	$(15,810)	$197,756

Net income	—	—	—	2,497	—	2,497
Shares issued pursuant to employee stock purchase plan	172,371	—	483	—	—	483
Shares issued upon vesting of equity awards, net of tax withholding	61,624	—	(177)	—	—	(177)
Shares issued upon exercise of stock options	185,834	1	922	—	—	923
Stock-based compensation	22,450	—	529	—	—	529
Tax benefits of options exercised	—	—	19	—	—	19

BALANCE, September 30, 2010	22,938,938	23	206,548	11,269	(15,810)	202,030

Net loss	—	—	—	(11,523)	—	(11,523)
Shares issued pursuant to employee stock purchase plan	81,615	—	488	—	—	488
Shares issued upon vesting of equity awards, net of tax withholding	70,389	—	(191)	—	—	(191)
Shares issued upon exercise of stock options	195,792	—	948	—	—	948
Stock-based compensation	16,366	—	3,248	—	—	3,248

BALANCE, September 30, 2011	23,303,100	23	211,041	(254)	(15,810)	195,000

Net income	—	—	—	1,099	—	1,099
Shares issued pursuant to employee stock purchase plan	101,982	—	561	—	—	561
Shares issued upon vesting of equity awards, net of tax withholding	45,084	—	(85)	—	—	(85)
Shares issued upon exercise of stock options	230,380	1	903	—	—	904
Stock-based compensation	20,504	—	3,465	—	—	3,465

BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,497	$(11,523)	$1,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,357	6,615	6,479
Loss on sale of property and equipment	357	21	225
Stock-based compensation expense, net	529	3,248	3,465
Loss on extinguishment and modification of debt and short-term borrowings	1,023	—	—
Tax benefits from options exercised	19	—	—
Excess tax benefits from stock-based compensation	(19)	—	—
Decrease (increase) in —
Accounts receivable, net	13,026	7,043	(4,657)
Income tax receivable	9,983	—	—
Inventories, net	17,210	(28,660)	8,313
Prepaid expenses and other assets	1,236	161	(479)
(Decrease) increase in —
Accounts payable	(8,845)	1,640	(185)
Customer deposits	530	3,673	(590)
Accrued expenses and long-term liabilities	(4,687)	3,102	(4,996)

Net cash provided by (used in) operating activities	40,216	(14,680)	8,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,159)	(6,585)	(5,732)
Net cash used in acquisition of businesses, primarily inventory	—	(2,258)	(4,393)
Proceeds from sale of property and equipment	2,166	151	2,483

Net cash used in investing activities	(1,993)	(8,692)	(7,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings	(48,156)	24,984	1,819
Excess tax benefits from stock-based compensation	19	—	—
Debt modification costs	(284)	(10)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,229	1,245	1,380

Net cash (used in) provided by financing activities	(47,192)	26,219	3,199

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(8,969)	2,847	4,231
CASH AND CASH EQUIVALENTS, beginning of period	25,508	16,539	19,386

CASH AND CASH EQUIVALENTS, end of period	$16,539	$19,386	$23,617

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	4,469	3,261	4,322
Income taxes	31	31	10

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements. As of September 30, 2012, we operated through 53 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, Meridian, Cabo, and Hatteras recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 47% of our revenue in fiscal 2012. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented in excess of 7% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our 2012 fiscal year.

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

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler and Bayliner through multi-year dealer agreements for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 54%, 50%, and 49% of our revenue during fiscal 2010, 2011, and 2012, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending resulting from substantial weakness in the financial markets and depressed economic conditions had a very substantial negative effect on our business in each subsequent fiscal year, including 2012. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2011 and 2012, our lower of cost or market valuation allowance was $3.4 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”). The excess of cost over net assets of businesses acquired is recorded as goodwill. The September 2012 acquisition of Bassett Marine, LLC resulted in goodwill of $452,000. We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2012, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2012, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2012, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2012, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2010	2011	2012
New boat sales	54.4%	60.6%	62.7%
Used boat sales	24.0%	19.0%	17.8%
Maintenance, repair, and storage services	9.8%	8.9%	8.3%
Finance and insurance products	2.7%	2.7%	2.8%
Parts and accessories	6.4%	6.2%	6.0%
Brokerage services	2.7%	2.6%	2.4%

Total Revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $8.5 million, $11.2 million, and $9.5 million, net of related co-op assistance of approximately $334,000, $364,000, and $390,000, for the fiscal years ended September 30, 2010, 2011, and 2012, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment.” The FASB amended the ASC to simplify how entities test goodwill for impairment. The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to early adopt the ASC amendment in 2012 and were not required to perform the two-step goodwill impairment test.

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

Fair Value of Financial Instruments

The carrying amount of our financial instruments approximates fair value resulting from either length to maturity or existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2011 or 2012, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following at September 30,

	2011	2012
	(Amounts in thousands)
Trade receivables	$8,512	$11,348
Amounts due from manufacturers	5,393	7,061
Other receivables	258	411

	$14,163	$18,820

4. INVENTORIES:

Inventories, net, consisted of the following at September 30,

	2011	2012
	(Amounts in thousands)
New boats, motors, and trailers	$189,232	$179,210
Used boats, motors, and trailers	24,096	29,427
Parts, accessories, and other	6,304	6,483

	$219,632	$215,120

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2011	2012
	(Amounts in thousands)
Land	$43,049	$41,050
Buildings and improvements	79,708	79,540
Machinery and equipment	25,976	25,407
Furniture and fixtures	4,083	3,904
Vehicles	5,241	4,761

	158,057	154,662

Less—Accumulated depreciation and amortization	(55,950)	(55,866)

	$102,107	$98,796

Depreciation and amortization expense on property and equipment totaled approximately $6.6 million, $6.5 million, and $6.4 million for the fiscal years ended September 30, 2010, 2011, and 2012, respectively.

During fiscal 2011, we reclassified approximately $2.5 million from prepaid expenses and other current assets to property and equipment related to a store previously classified as available for sale within the consolidated balance sheets as we planned to lease the facility. In accordance with FASB Accounting Standards Codification 360, “Property, Plant, and Equipment”, we reduced the carrying amount by approximately $90,000 for the depreciation that would have been recognized had the store been continuously classified as held and used. In fiscal 2012, we sold the property.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. OTHER LONG-TERM ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business and that Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”). We account for our investment in Gulfport in accordance with FASB Accounting Standards Codification 323, “Investment – Equity Method and Joint Venture”. Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operate. The carrying amount of our investment is included in other long-term assets on the consolidated balance sheets, and our share of the earnings or losses based on the service business that we operate are included in selling, general and administrative expenses on the consolidated statements of operations.

In prior periods, we classified a portion of the carrying amount of the investment in Gulfport within accounts receivable on the consolidated balance sheet, resulting in the overstatement of accounts receivable and a corresponding understatement of other long-term assets. We corrected the investment balance in the consolidated financial statements as of September 30, 2012. The correction of prior periods is immaterial to the consolidated financial statements. However, prior periods presented herein have been adjusted to reflect the correct classification. The adjustment had no impact on our prior period results of operations or cash flows from operating, investing, or financing activities.

The impact of the adjustment on the consolidated balance sheet at September 30, 2011 was to decrease accounts receivable and to increase other long-term assets by $2.2 million. The impact of the adjustment on the consolidated statements of cash flows for the years ended September 30, 2011 and 2010 was to increase the change in accounts receivable and decrease the change in prepaid expenses and other assets within the adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities by $614,000 and $303,000, respectively.

The impact of the adjustment on the consolidated balance sheets for the quarterly reporting periods during fiscal 2012 was to decrease accounts receivable and to increase other long-term assets by $2.0 million, $2.1 million, and $2.2 million as of December 31, 2011, March 31, 2012 and June 30, 2012, respectively. The impact of the adjustment on the consolidated statements of cash flows for the quarterly reporting periods during fiscal 2012 was to decrease the change in accounts receivable and decrease the change in prepaid expenses and other assets within the adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities by $174,000, $96,000, and $1,000, respectively.

7. SHORT-TERM BORROWINGS:

In July 2012, we entered into an amendment to our Inventory Financing Agreement (the “Credit Facility”), originally entered into in June 2010, with GE Commercial Distribution Finance Company (“GECDF”), as amended in June 2011. The July 2012 amendment extended the maturity date of the Credit Facility to June 2015, subject to additional extension for two one-year periods, with the approval of GECDF. The June 2011 amendment, among other things, modified the amount of borrowing availability, interest rate, and maturity date of the Credit Facility. The amended Credit Facility provides a floor plan financing commitment up to $150 million, up from the previous limit of $100 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of September 30, 2011 and 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $118.8 million and $120.6 million, respectively. At both September 30, 2011 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At September 30, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $39.5 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At September 30, 2012, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. Tight credit conditions during fiscal 2009, 2010, and 2011 adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

8. INCOME TAXES:

The components of our benefit from income taxes consisted of the following for the fiscal years ended September 30,

	2010	2011	2012
	(Amounts in thousands)
Current benefit:
Federal	$(19,244)	$(235)	$(116)
State	(344)	(132)	(60)

Total current benefit	(19,588)	(367)	$(176)

Deferred benefit Federal	—	—	—
State	—	—	—

Total deferred benefit	—	—	—

Total income tax benefit	$(19,588)	$(367)	$(176)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2010	2011	2012
Federal tax (benefit) provision	(35.0)%	(35.0)%	35.0%
State taxes, net of federal effect	(8.8)%	(6.8)%	(16.8)%
Stock based compensation	0.5%	0.7%	7.5%
Valuation allowance	(71.0)%	39.5%	(50.2)%
Federal NOL carryback	0.0%	(2.0)%	(12.6)%
Foreign rate differential	0.0%	0.0%	15.4%
Other	(0.3)%	0.5%	2.7%

Effective tax rate	(114.6)%	(3.1)%	(19.0)%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30 were as follows:

	2011	2012
	(Amounts in thousands)
Current deferred tax assets:
Inventories	$1,945	$1,644
Accrued expenses	2,320	651

Current deferred tax assets	4,265	2,295
Valuation allowance	(4,265)	(2,295)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Depreciation and amortization	$15,509	$11,945
Stock based compensation	4,524	4,177
FIN 48 deferred tax asset	503	482
Tax loss carryforwards	25,871	29,196
Other	106	182

Long-term deferred tax assets	46,513	45,982
Valuation allowance	(46,513)	(45,982)

Net long-term deferred tax assets	$—	$—

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset (“DTA”) needed to be reserved given recent earnings and industry trends. The total valuation allowance at September 30, 2011 and 2012 was $50.8 million and $48.3 million, respectively.

Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2011 and 2012, we had approximately $1.6 million and $1.5 million, respectively, of gross unrecognized tax benefits, of which approximately $1.1 million and $1.0 million, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2011 and 2012 is as follows:

	2011	2012
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$1,738	$1,581
Increases in tax positions for prior years	55	46
Decreases in tax positions for prior years	(59)	(32)
Lapse of statute of limitations	(153)	(97)

Unrecognized tax benefits at September 30,	$1,581	$1,498

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2011 and 2012, interest and penalties represented approximately $658,000 and $673,000, respectively, of the gross unrecognized tax benefits.

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

9. STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2012, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. STOCK-BASED COMPENSATION:

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2010, 2011, and 2012 was approximately $1.2 million, $1.4 million, and $1.5 million, respectively. Tax benefits realized for tax deductions from option exercises for the fiscal year ended September 30, 2010 was approximately $19,000. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2011 and 2012. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2011 through September 30, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2011	1,501,961	2,260,021	$2,664	$10.19	6.5
Options granted	(603,850)	603,850		$6.45
Options cancelled/forfeited/expired	125,806	(125,806)		$10.31
Restricted stock awards issued	(84,000)	—		—
Restricted stock awards forfeited	122,531	—		—
Options exercised	—	(230,380)		$3.92

Balance at September 30, 2012	1,062,448	2,507,685	$4,588	$9.86	6.5

Exercisable at September 30, 2012		1,967,775	$3,808	$10.66	5.8

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2010, 2011, and 2012 was $5.41, $5.15, and $4.30, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2010, 2011, and 2012 was approximately $969,000, $766,000, and $1.4 million, respectively.

As of September 30, 2011 and 2012, there were approximately $1.0 million and 921,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 3.5 years and 1.9 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2010, 2011, and 2012 was approximately $2.4 million, $4.1 million, and $3.1 million, respectively.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2010	2011	2012
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.3%	1.3%	0.8%
Volatility	85.8%	94.9%	89.9%
Expected life	5.0 years	4.4 years	4.5 years

12. EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted-average assumptions used for the fiscal years ended September 30:

	2010	2011	2012
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%	0.1%
Volatility	65.4%	48.9%	51.8%
Expected life	six months	six months	six months

As of September 30, 2012, we had issued 525,429 shares of common stock under our Stock Purchase Plan.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards or restricted stock units (collectively, “restricted stock awards”) to certain key employees pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain awards granted in fiscal 2008 required certain levels of performance by us before they are earned. Such performance metrics were required to be achieved by September 2011. The metrics were not met, and the awards were forfeited. Certain awards granted in fiscal 2010, 2011, and 2012 require a minimum level of performance of our stock price compared to an index before they are earned. Such performance metrics must be achieved by September 2012, 2013, or 2014, or the awards will be forfeited. The stock underlying the vested restricted stock units will be delivered upon vesting. The performance metrics for the awards granted in fiscal 2010 were not met, and the awards were forfeited. During fiscal 2010, we reversed approximately $3.9 million of stock compensation expense, resulting from the performance criteria of certain awards no longer being probable.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2011 through September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011	221,946	$12.88
Changes during the period
Awards granted	84,000	$5.95
Awards vested	(59,307)	$28.41
Awards forfeited	(122,531)	$6.95

Non-vested balance at September 30, 2012	124,108	$6.62

As of September 30, 2012, we had approximately $443,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.8 years.

14. NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share for the fiscal years ended September 30:

	2010	2011	2012
Weighted average common shares outstanding used in calculating basic income (loss) per share	21,998,743	22,375,271	22,740,986
Effect of dilutive options	599,210	—	594,932

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	22,597,953	22,375,271	23,335,918

During the fiscal years ended September 30, 2010 and 2012, there were 979,000 and 1,546,207 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the fiscal year ended September 30, 2011, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $6.7 million, $6.1 million, and $5.1 million for the fiscal years ended September 30, 2010, 2011, and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases at September 30, 2012, were as follows:

(Amounts in thousands)
2013	$4,843
2014	4,031
2015	2,955
2016	2,158
2017	1,539
Thereafter	2,540

Total	$18,066

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. In addition, certain former shareholders of Surfside—3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit naming our company as defendant. The lawsuit alleges a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares. While it is not feasible to determine the actual outcome of these actions as of September 30, 2012, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During fiscal 2010, 2011, and 2012, we incurred costs associated with store closings and lease terminations of approximately $1.2 million, $750,000, and $350,000, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2010, 2011, and 2012.

In connection with our workers’ compensation insurance policies, we maintain a letter of credit in the amount of $1.2 million with our policy holder. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 2012.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

16. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $150,000, $283,000, and $298,000 for the fiscal years ended September 30, 2010, 2011, and 2012, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
	(Amounts in thousands except share and per share data)
Revenue	$92,190	$115,756	$153,171	$119,777	$91,787	$143,992	$151,330	$137,347
Cost of sales	68,608	88,961	114,088	89,743	66,213	109,614	111,040	104,306

Gross profit	23,582	26,795	39,083	30,034	25,574	34,378	40,290	33,041
Selling, general, and administrative expenses	27,441	30,446	35,224	34,785	28,570	30,994	34,659	33,690

(Loss) income from operations	(3,859)	(3,651)	3,859	(4,751)	(2,996)	3,384	5,631	(649)
Interest expense	843	836	837	972	1,217	1,203	1,018	1,009

(Loss) income before income tax benefit	(4,702)	(4,487)	3,022	(5,723)	(4,213)	2,181	4,613	(1,658)
Income tax benefit	—	—	333	34	—	116	—	60

Net (loss) income	$(4,702)	$(4,487)	$3,355	$(5,689)	$(4,213)	$2,297	$4,613	$(1,598)

Net (loss) income per share:
Diluted	$(0.21)	$(0.20)	$0.15	$(0.25)	$(0.19)	$0.10	$0.20	$(0.07)

Weighted average number of shares:
Diluted	22,239,785	22,329,156	23,103,280	22,492,156	22,592,370	23,253,524	23,515,737	22,906,723

18. SUBSEQUENT EVENTS:

Certain of our facilities in the Northeast, particularly four stores in New York and New Jersey, suffered damage from Hurricane Sandy. In addition, a small amount of our boat inventory suffered damage as did boats of our customers stored at such facilities. The damage to these facilities will result in the interruption of sales and service activities at those facilities, but we expect that all locations will be fully operational before the traditional boating season begins. We maintain insurance for property damage and business interruption, subject to deductibles. Our agreements for storage of customers’ boats require such customers to maintain their own insurance coverage and absolve us from liability for damage to their boats; however, we are working with our customers to satisfy their boat repair and replacement needs. We cannot currently quantify the negative effects of business interruption or property damage incurred nor the potential amount of incremental revenue that we will receive as a result of the repair of storm damaged boats or the purchase of replacement boats.