Form 10-Q
period 2012-12-31
MARINEMAX INC
filed 2013-02-07
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012.

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 31, 2013 was 23,841,083.

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

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2011	2012
Revenue	$91,787	$99,051
Cost of sales	66,213	72,773

Gross profit	25,574	26,278

Selling, general, and administrative expenses	28,570	29,443

Loss from operations	(2,996)	(3,165)

Interest expense	1,217	997

Loss before income tax benefit	(4,213)	(4,162)

Income tax benefit	—	—

Net loss	$(4,213)	$(4,162)

Basic and diluted net loss per common share	$(0.19)	$(0.18)

Weighted average number of common shares used in computing net loss per common share:
Basic and diluted	22,592,370	22,955,715

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2012
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,617	$15,393
Accounts receivable, net	18,820	13,513
Inventories, net	215,120	226,812
Prepaid expenses and other current assets	5,053	4,712

Total current assets	262,610	260,430

Property and equipment, net	98,796	98,870
Other long-term assets, net	3,715	3,953

Total assets	$365,121	$363,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,457	$5,782
Customer deposits	8,495	13,820
Accrued expenses	23,266	20,248
Short-term borrowings	120,647	123,366

Total current liabilities	160,865	163,216

Long-term liabilities	3,312	1,853

Total liabilities	164,177	165,069

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2012 and December 31, 2012	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 23,701,050 and 23,763,811 shares issued and 22,910,150 and 22,972,911 shares outstanding at September 30, 2012 and December 31, 2012, respectively	24	24
Additional paid-in capital	215,885	217,287
Retained earnings (accumulated deficit)	845	(3,317)
Treasury stock, at cost, 790,900 shares held at September 30, 2012 and December 31, 2012	(15,810)	(15,810)

Total stockholders’ equity	200,944	198,184

Total liabilities and stockholders’ equity	$365,121	$363,253

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Stock	Equity
BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944

Net loss	—	—	—	(4,162)	—	(4,162)
Shares issued pursuant to employee stock purchase plan	38,335	—	268	—	—	268
Shares issued upon exercise of stock options	18,832	—	84	—	—	84
Stock-based compensation	5,594	—	1,050	—	—	1,050

BALANCE, December 31, 2012	23,763,811	$24	$217,287	$(3,317)	$(15,810)	$198,184

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,213)	$(4,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,588	1,675
(Gain) loss on sale of property and equipment	(65)	14
Gain on insurance settlements	—	(261)
Stock-based compensation expense, net	1,089	1,050
(Increase) decrease in —
Accounts receivable, net	(1,531)	5,307
Inventories, net	(5,082)	(11,692)
Prepaid expenses and other assets	586	103
(Decrease) increase in —
Accounts payable	(3,472)	(2,675)
Customer deposits	(649)	5,325
Accrued expenses and long-term liabilities	(4,475)	(4,477)

Net cash used in operating activities	(16,224)	(9,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,298)	(2,772)
Proceeds from insurance settlements	—	1,250
Proceeds from sale of property and equipment	247	20

Net cash used in investing activities	(1,051)	(1,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	11,407	2,719
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	286	352

Net cash provided by financing activities	11,693	3,071

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,582)	(8,224)
CASH AND CASH EQUIVALENTS, beginning of period	19,386	23,617

CASH AND CASH EQUIVALENTS, end of period	$13,804	$15,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,129	$1,037
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of December 31, 2012, we operated through 52 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 54%, 50%, and 49% of our revenue during fiscal 2010, 2011, and 2012, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a very substantial negative effect on our business in each subsequent fiscal year. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

2. BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2012, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at December 31, 2012 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected in future periods.

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

3. REVENUE RECOGNITION

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2012, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the condensed consolidated financial statements taken as a whole as of December 31, 2012, based upon our experience with terminations or defaults on the service contracts.

4. INVENTORIES

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and December 31, 2012, our lower of cost or market valuation allowance was $2.8 million and $3.7 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

5. IMPAIRMENT OF LONG-LIVED ASSETS

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at December 31, 2012.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of December 31, 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $123.4 million. At December 31, 2011 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.1% and 4.0%, respectively. At December 31, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $36.4 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At December 31, 2012, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2011 and 2012, we recognized stock-based compensation expense of approximately $1.1 million for each period in selling, general, and administrative expenses in the condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2011 or 2012.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2011 and 2012, was approximately $371,000 and $352,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2012 through December 31, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2012	1,062,448	2,507,685	$4,588	$9.86	6.5
Options granted	(557,250)	557,250		$7.49
Options cancelled/forfeited/expired	108,101	(108,101)		$9.11
Options exercised	—	(18,832)		$4.46

Balance at December 31, 2012	613,299	2,938,002	$5,735	$9.47	7.1

Exercisable at December 31, 2012		2,067,658	$4,395	$10.46	6.2

The weighted average grant date fair value of options granted during the three months ended December 31, 2011 and 2012, was $4.00 and $4.48, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2011 and 2012 was $38,000 and $74,000, respectively.

As of December 31, 2011 and 2012, there were approximately $2.2 million and $2.4 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 3.1 years and 2.6 years, respectively. The total fair value of options vested during the three months ended December 31, 2011 and 2012 was approximately $600,000 and $1.1 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2011	2012
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	0.6%
Volatility	90.3%	80.7%
Expected life	4.4 years	4.3 years

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2011	2012
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%
Volatility	58.0%	65.9%
Expected life	six months	six months

11. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to certain key employees pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain restricted stock awards granted in fiscal 2008 required certain levels of performance by us by September 2011 before they were earned; these metrics were not met, and the awards were forfeited. Certain RSUs granted in fiscal 2010, 2011, and 2012 require a minimum level of performance of our stock price compared with an index over designated time periods from the grant date before they are earned, or the awards will be forfeited. The stock underlying the RSUs will be delivered upon vesting. The performance metrics for the RSUs granted in fiscal 2010 were not met by the September 2012 measurement date, and the awards were forfeited.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2012 through December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012	124,108	$6.62
Changes during the period
Awards vested	(3,330)	$6.10

Non-vested balance at December 31, 2012	120,778	$6.63

As of December 31, 2012, we had approximately $372,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 1.6 years.

12. NET LOSS PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net loss per share:

	Three Months Ended December 31,
	2011	2012
Weighted average common shares outstanding used in calculating basic loss per share	22,592,370	22,955,715
Effect of dilutive options	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	22,592,370	22,955,715

For the three months ended December 31, 2011 and 2012, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2012, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our plans to resume our growth through acquisitions and new store openings when more normal economic conditions return; our ability to capitalize on our core strengths to substantially outperform the industry and result in market share gains; our ability to align our retailing strategies with the desire of consumers; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

General

We are the largest recreational boat retailer in the United States with fiscal 2012 revenue in excess of $520 million. Through our current 52 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 22 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We did not complete any acquisitions to date in fiscal 2013 and completed a relatively small acquisition in each of the fiscal years ended September 30, 2011 and 2012.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated 54%, 50%, and 49% of our revenue during fiscal 2010, 2011, and 2012, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to resume our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2012. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and December 31, 2012, our lower of cost or market valuation allowance was $2.8 million and $3.7 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The September 2012 acquisition of Bassett Marine, LLC resulted in goodwill of $452,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value, we would recognize an impairment loss in accordance with ASC 350.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at December 31, 2012.

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

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2012 with the three months ended December 31, 2011 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

Revenue. Revenue increased $7.3 million, or 7.9%, to $99.1 million for the three months ended December 31, 2012 from $91.8 million for the three months ended December 31, 2011. Of this increase, $7.6 million was attributable to an 8.3% increase in comparable-store sales, which was partially offset by a decline of $300,000 related to stores opened or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands we are now carrying, and incremental increases in used boat sales, brokerage services, F&I products, and service. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth which was offset geographically by Hurricane Sandy, which adversely impacted certain of our Northeastern stores.

Gross Profit. Gross profit increased $704,000, or 2.8%, to $26.3 million for the three months ended December 31, 2012 from $25.6 million for the three months ended December 31, 2011. Gross profit as a percentage of revenue decreased to 26.5% for the three months ended December 31, 2012 from 27.9% for the three months ended December 31, 2011. The increase in gross profit was primarily attributable to the increase in comparable-store sales. The decrease in gross profit as a percentage of revenue was primarily a result of the product mix shift in our boat sales to larger, generally lower margin, yachts in the December 2012 quarter.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $873,000, or 3.1%, to $29.4 million for the three months ended December 31, 2012 from $28.5 million for the three months ended December 31, 2011. Selling, general, and administrative expenses as a percentage of revenue decreased to 29.7% for the three months ended December 31, 2012 from 31.1% for the three months ended December 31, 2011. The overall increase in selling, general, and administrative expenses was attributable to increased commissions paid as a result of increased new boat sales and increased health insurance costs. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to expense leverage obtained through our reported comparable-store sales increase. In the December 2012 quarter, we incurred costs related to damage caused by Hurricane Sandy that were offset by insurance proceeds received.

Interest Expense. Interest expense decreased $220,000, or 18.1%, to $997,000 for the three months ended December 31, 2012 from $1.2 million for the three months ended December 31, 2011. Interest expense as a percentage of revenue decreased to 1.0% for the three months ended December 31, 2012 from 1.3% for the three months ended December 31, 2011. The decrease was primarily a result of decreased borrowings under our credit facilities due to decreased average inventories.

Income Tax Benefit. We had no income tax expense or benefit for the three months ended December 31, 2012 and 2011. Our effective income tax rate was low for both the three months ended December 31, 2012 and 2011. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2013, to the extent we generate taxable income, the income tax expense would be offset by the utilization of the fully reserved net operating loss carryforward.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At December 31, 2012, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2012 and 2011, cash used in operating activities was approximately $9.8 million and $16.2 million, respectively. For the three months ended December 31, 2012, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received and seasonal declines in accounts payable and accrued expenses, and was partially offset by an increase in customer deposits as a result of large yachts that were sold on order. For the three months ended December 31, 2011, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received and seasonal declines in accounts payable and accrued expenses.

For the three months ended December 31, 2012 and 2011, cash used in investing activities was approximately $1.5 million and $1.1 million, respectively. For the three months ended December 31, 2012, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and partially offset by insurance proceeds received as a result of Hurricane Sandy. For the three months ended December 31, 2011, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2012 and 2011, cash provided by financing activities was approximately $3.1 million and $11.7 million, respectively, and was primarily attributable to an increase in short-term borrowings as a result of increased inventory levels.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2012, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

The collateral for the CGI Facility is our entire Azimut inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2012, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of December 31, 2012, our indebtedness associated with financing our inventory and working capital needs totaled approximately $123.4 million. At December 31, 2012 and 2011, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 4.1%, respectively. At December 31, 2012, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $36.4 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 62,761 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2012 for approximately $352,000 in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

At December 31, 2012, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2012 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2012, certain former shareholders of Surfside—3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming our company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against our company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against the Company and certain directors and officers. We intend to file a motion to dismiss the fraud claims. The Second Amended Complaint alleges damages in excess of $10 million. Based on our assessment, we believe the remaining portion of the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.31	Severance Policy for Key Executives (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 7, 2013	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)