Form 10-Q
period 2013-03-31
MARINEMAX INC
filed 2013-05-07
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18167 U.S. Highway 19 North, Suite 300
Clearwater, Florida	33764
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of outstanding shares of the registrant’s Common Stock on April 30, 2013 was 24,139,164.

MARINEMAX, INC. AND SUBSIDIARIES

EX – 31.1

EX – 31.2

EX – 32.1

EX – 32.2

EX – 101 INSTANCE DOCUMENT

EX – 101 SCHEMA DOCUMENT

EX – 101 CALCULATION LINKBASE DOCUMENT

EX – 101 LABEL LINKBASE DOCUMENT

EX – 101 PRESENTATION LINKBASE DOCUMENT

EX – 101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Revenue	$143,992	$160,008	$235,779	$259,059
Cost of sales	109,614	122,358	175,827	195,131

Gross profit	34,378	37,650	59,952	63,928
Selling, general, and administrative expenses	30,994	36,100	59,564	65,543

Income (loss) from operations	3,384	1,550	388	(1,615)
Interest expense	1,203	1,166	2,420	2,163

Income (loss) before income tax benefit (provision)	2,181	384	(2,032)	(3,778)
Income tax benefit (provision)	116	(40)	116	(40)

Net income (loss)	$2,297	$344	$(1,916)	$(3,818)

Basic net income (loss) per common share	$0.10	$0.01	$(0.08)	$(0.17)

Diluted net income (loss) per common share	$0.10	$0.01	$(0.08)	$(0.17)

Weighted average number of common shares used in computing net income (loss) per common share:
Basic	22,652,294	23,188,450	22,622,196	23,070,798

Diluted	23,253,524	24,019,409	22,622,196	23,070,798

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2012	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,617	$30,092
Accounts receivable, net	18,820	21,755
Inventories, net	215,120	230,705
Prepaid expenses and other current assets	5,053	3,468

Total current assets	262,610	286,020
Property and equipment, net	98,796	103,075
Other long-term assets, net	3,715	4,462

Total assets	$365,121	393,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,457	8,250
Customer deposits	8,495	18,244
Accrued expenses	23,266	23,242
Short-term borrowings	120,647	141,132

Total current liabilities	160,865	190,868
Long-term liabilities	3,312	1,811

Total liabilities	164,177	192,679
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2012 and March 31, 2013	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 23,701,050 and 24,087,154 shares issued and 22,910,150 and 23,296,254 shares outstanding at September 30, 2012 and March 31, 2013, respectively	24	24
Additional paid-in capital	215,885	219,637
Retained earnings (accumulated deficit)	845	(2,973)
Treasury stock, at cost, 790,900 shares held at September 30, 2012 and March 31, 2013	(15,810)	(15,810)

Total stockholders’ equity	200,944	200,878

Total liabilities and stockholders’ equity	$365,121	393,557

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Stock	Equity
BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944

Net loss	—	—	—	(3,818)	—	(3,818)
Shares issued pursuant to employee stock purchase plan	38,335	—	268	—	—	268
Shares issued upon exercise of stock options	336,989	—	1,700	—	—	1,700
Stock-based compensation	10,780	—	1,784	—	—	1,784

BALANCE, March 31, 2013	24,087,154	$24	$219,637	$(2,973)	$(15,810)	$200,878

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,916)	(3,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,168	3,403
(Gain) loss on sale of property and equipment	(64)	3
Gain on insurance settlements	—	(408)
Stock-based compensation expense, net	1,857	1,784
(Increase) decrease in —
Accounts receivable, net	(6,761)	(2,925)
Inventories, net	13,420	(13,584)
Prepaid expenses and other assets	1,643	1,189
Increase (decrease) in —
Accounts payable	282	(207)
Customer deposits	1,392	9,734
Accrued expenses and long-term liabilities	(2,624)	(1,525)

Net cash provided by (used in) operating activities	10,397	(6,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,625)	(6,568)
Net cash used in acquisition of businesses, primarily inventory	—	(4,638)
Proceeds from insurance settlements	—	1,551
Proceeds from sale of property and equipment	247	31

Net cash used in investing activities	(2,378)	(9,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	1,264	20,485
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	373	1,968

Net cash provided by financing activities	1,637	22,453

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,656	6,475
CASH AND CASH EQUIVALENTS, beginning of period	19,386	23,617

CASH AND CASH EQUIVALENTS, end of period	$29,042	30,092

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,335	$2,255

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase substantially our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of March 31, 2013, we operated through 55 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler and Bayliner through multi-year dealer agreements for many of our geographic markets. We are a party to a multi-year dealer agreement with Hatteras that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo throughout the states of Florida, New Jersey, and New York through a multi-year dealer agreement. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

2. BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2013, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at March 31, 2013 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3. REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2013, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2013, based upon our experience with terminations or defaults on the service contracts.

4. INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and March 31, 2013, our lower of cost or market valuation allowance was $2.8 million and $2.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

5. IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at March 31, 2013.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2013, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

In July 2012, we entered into an extension through August 31, 2013 to our Inventory Financing Agreement (the “CGI Facility”), originally entered into in October 2010 with CGI Finance, Inc., as extended in September 2011. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut Yacht inventory needs. The CGI Facility’s one-year term is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.

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

The collateral for the CGI Facility is our entire Azimut Yacht inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2013, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of March 31, 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $141.1 million. At both March 31, 2012 and 2013, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At March 31, 2013, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $24.3 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At March 31, 2013, we had no long-term debt. However, we rely on our amended Credit Facility and CGI Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our amended Credit Facility and CGI Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties could interfere with our ability to utilize our amended Credit Facility and CGI Facility to fund our operations. Any inability to utilize our amended Credit Facility or CGI Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

8. STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the six months ended March 31, 2012 and 2013, we recognized stock-based compensation expense of approximately $1.9 million and $1.8 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2012 or 2013.

Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2012 and 2013, was approximately $458,000 and $2.0 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

9. THE INCENTIVE STOCK PLANS:

During February 2013, our stockholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares. During January 2011, our stockholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan, (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan and the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2012 through March 31, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2012	1,062,448	2,507,685	$4,588	$9.86	6.5
Options authorized	1,000,000	—		—
Options granted	(557,250)	557,250		$7.49
Options cancelled/forfeited/expired	155,363	(155,363)		$9.50
Options exercised	—	(336,989)		$5.04

Balance at March 31, 2013	1,660,561	2,572,583	$14,817	$9.99	7.0

Exercisable at March 31, 2013		1,831,743	$10,019	$11.16	6.1

The weighted average grant date fair value of options granted during the six months ended March 31, 2012 and 2013, was $4.26 and $4.48, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2012 and 2013 was $170,000 and $2.2 million respectively.

As of March 31, 2012 and 2013, there were approximately $2.0 million and $1.8 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.0 years and 2.3 years, respectively. The total fair value of options vested during the six months ended March 31, 2012 and 2013 was approximately $1.4 million and $1.6 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	0.9%	—	0.8%	0.6%
Volatility	90.5%	—	90.2%	80.7%
Expected life	5.0 years	—	4.5 years	4.3 years

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	58.0%	65.9%	58.0%	65.9%
Expected life	six months	six months	six months	six months

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

The following table summarizes restricted stock award activity from September 30, 2012 through March 31, 2013:

	Shares		Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012	124,108			$6.62
Changes during the period
Awards vested Awards forfeited	(3,330 (4,000	) )	$ $	6.10 6.10

Non-vested balance at March 31, 2013	116,778			$6.65

As of March 31, 2013, we had approximately $292,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 1.4 years.

12. NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Weighted average common shares outstanding used in calculating basic income (loss) per share	22,652,294	23,188,450	22,622,196	23,070,798
Effect of dilutive options	601,230	830,959	—	—

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	23,253,524	24,019,409	22,622,196	23,070,798

During the three months ended March 31, 2012 and 2013, there were 1,081,856 and 1,513,653 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2012 and 2013, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2013, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed one relatively small acquisition to date in fiscal 2013 and in each of the fiscal years ended September 30, 2011 and 2012.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our unaudited condensed consolidated financial statements taken as a whole as of March 31, 2013. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and March 31, 2013, our lower of cost or market valuation allowance was $2.8 million and $2.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $800,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at March 31, 2013.

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

Stock-Based Compensation

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2013 with the three and six months ended March 31, 2012 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenue. Revenue increased $16.0 million, or 11.1%, to 160.0 million for the three months ended March 31, 2013 from $144.0 million for the three months ended March 31, 2012. Of this increase, $16.8 million was attributable to an 11.8% increase in comparable-store sales, which was partially offset by a decline of $818,000 related to stores opened or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental new boat sales, partly attributable to new brands we are now carrying, and incremental sales of used boats, F&I products, parts and accessories. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth which was partially offset by the persistent unfavorable weather conditions and the lingering effects of Hurricane Sandy, which adversely impacted our northern markets.

Gross Profit. Gross profit increased $3.3 million, or 9.5%, to $37.7 million for the three months ended March 31, 2013 from $34.4 million for the three months ended March 31, 2012. Gross profit as a percentage of revenue decreased to 23.5% for the three months ended March 31, 2013 from 23.9% for the three months ended March 31, 2012. The increase in gross profit was primarily attributable to the increase in comparable-store sales. The decrease in gross profit as a percentage of revenue was primarily a result of the product mix shift in our boat sales to larger, generally lower margin, yachts in the March 2013 quarter.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.1 million, or 16.4%, to $36.1 million for the three months ended March 31, 2013 from $31.0 million for the three months ended March 31, 2012. Selling, general, and administrative expenses as a percentage of revenue increased to 22.6% for the three months ended March 31, 2013 from 21.5% for the three months ended March 31, 2012. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales, increased insurance costs related to property, casualty, liability and healthcare, and increased promotional spending to try to counteract the inclement weather conditions in our northern markets.

Interest Expense. Interest expense remained flat at $1.2 million for both the three months ended March 31, 2013 and 2012. Interest expense as a percentage of revenue decreased to 0.7% for the three months ended March 31, 2013 from 0.8% for the three months ended March 31, 2012. The decrease in interest expense as a percentage of revenue was primarily attributable to the increase in comparable-store sales.

Income Tax Benefit. We had an income tax expense of $40,000 for the three months ended March 31, 2013 compared with an income tax benefit of $116,000 for the three months ended March 31, 2012. Our effective income tax rate was low for both the three months ended March 31, 2013 and 2012. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2013, to the extent we generate taxable income, the income tax expense would be offset by the utilization of the fully reserved net operating loss carryforward.

Six Months Ended March 31, 2013 Compared with Six Months Ended March 31, 2012

Revenue. Revenue increased $23.3 million, or 9.9%, to $259.1 million for the six months ended March 31, 2013 from $235.8 million for the six months ended March 31, 2012. Of this increase, $24.4 million was attributable to a 10.5% increase in comparable-store sales, which was partially offset by a decline of $1.1 million related to stores opened or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental new boat sales, partly attributable to new brands we are now carrying, and incremental sales of used boats, F&I products, service, parts and accessories. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth which was partially offset by the persistent unfavorable weather conditions and the lingering effects of Hurricane Sandy, which adversely impacted our northern markets.

Gross Profit. Gross profit increased $4.0 million, or 6.6%, to $63.9 million for the six months ended March 31, 2013 from $59.9 million for the six months ended March 31, 2012. Gross profit as a percentage of revenue decreased to 24.7% for the six months ended March 31, 2013 from 25.4% for the six months ended March 31, 2012. The increase in gross profit was primarily attributable to the increase in comparable-store sales. The decrease in gross profit as a percentage of revenue was primarily a result of the product mix shift in our boat sales to larger, generally lower margin, yachts for the six months ended March 31, 2013.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.0 million, or 10.0%, to $65.5 million for the six months ended March 31, 2013 from $59.5 million for the six months ended March 31, 2012. Selling, general, and administrative expenses as a percentage of revenue remained consistent at approximately 25.3% for the six months ended March 31, 2013 and 2012. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales, increased insurance costs related to property, casualty, liability and healthcare, and increased promotional spending to try to counteract the inclement weather conditions in our northern markets. For the six months ended March 31, 2013, we incurred costs related to damage caused by Hurricane Sandy that were largely offset by insurance proceeds received.

Interest Expense. Interest expense decreased $257,000, or 10.6%, to $2.2 million for the six months ended March 31, 2013 from $2.4 million for the six months ended March 31, 2012. Interest expense as a percentage of revenue decreased to 0.8% for the six months ended March 31, 2013 from 1.0% for the six months ended March 31, 2012. The decrease was primarily the result of decreased borrowings under our credit facilities due to decreased average inventories.

Income Tax Benefit. We had an income tax expense of $40,000 for the six months ended March 31, 2013 compared with an income tax benefit of $116,000 for the six months ended March 31, 2012. Our effective income tax rate was low for both the six months ended March 31, 2013 and 2012. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2013, to the extent we generate taxable income, the income tax expense would be offset by the utilization of the fully reserved net operating loss carryforward.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At March 31, 2013, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2013, cash used in operating activities was approximately $6.4 million. For the six months ended March 31, 2012, cash provided by operating activities was approximately $10.4 million. For the six months ended March 31, 2013, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received and was partially offset by an increase in customer deposits as a result of large yachts that were sold on order. For the six months ended March 31, 2012, cash provided by operating activities was primarily related to a decrease of inventory driven by timing of boats received and our comparable-store sales and partially offset by an increase in accounts receivable as a result of our strong March close.

For the six months ended March 31, 2013 and 2012, cash used in investing activities was approximately $9.6 million and $2.4 million, respectively. For the six months ended March 31, 2013, cash used in investing activities was primarily used to purchase inventory associated with a business acquisition and to purchase property and equipment associated with improving existing retail facilities and partially offset by insurance proceeds received as a result of Hurricane Sandy. For the six months ended March 31, 2012, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the six months ended March 31, 2013 and 2012, cash provided by financing activities was approximately $22.5 million and $1.6 million, respectively, and was primarily attributable to an increase in short-term borrowings as a result of increased average inventory levels.

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

The amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2013, we were in compliance with all of the covenants under the amended Credit Facility. The interest rate for amounts outstanding under the amended Credit Facility is 383 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the amended Credit Facility.

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

In July 2012, we entered into an extension through August 31, 2013 to our Inventory Financing Agreement (the “CGI Facility”), originally entered into in October 2010 with CGI Finance, Inc., as extended in September 2011. The CGI Facility provides a floor plan financing commitment of $30 million and is designed to provide financing for our Azimut Yacht inventory needs. The CGI Facility’s one-year term is typical in the industry for similar floor plan facilities; however, each advance under the CGI Facility can remain outstanding for 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one-month LIBOR.

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

The collateral for the CGI Facility is our entire Azimut Yacht inventory financed by the CGI Facility with certain limited exceptions. None of our real estate has been pledged as collateral for the CGI Facility. We must maintain compliance with certain financial covenants as specified in the CGI Facility. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At March 31, 2013, we were in compliance with all of the covenants under the CGI Facility. The CGI Facility contemplates that other lenders may be added by us to finance other inventory not financed under the CGI Facility, if needed.

As of March 31, 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $141.1 million. At both March 31, 2013 and 2012, the interest rate on the outstanding short-term borrowings was approximately 4.0%. At March 31, 2013, our additional available borrowings under our amended Credit Facility and CGI Facility were approximately $24.3 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 386,104 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the six months ended March 31, 2013 for approximately $2.0 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock awards and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

At March 31, 2013, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2013 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming our company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against our company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against our company and certain directors and officers. The Second Amended Complaint alleges damages in excess of $10 million. On March 7, 2013, the District Court issued an order dismissing the three fraud claims against our company and our directors and officers. On March 21, 2013, we filed an Answer to the Second Amended Complaint, denying any liability to plaintiffs. Based on our assessment, we believe the remaining portion of the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

MARINEMAX, INC.

May 7, 2013	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)