Form 10-K
period 2013-09-30
MARINEMAX INC
filed 2013-12-06
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

18167 U.S. Highway 19 North

Suite 300

Clearwater, Florida 33764

(727) 531-1700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.450 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (20,381,103 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $276,979,190. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of December 3, 2013, there were outstanding 24,558,779 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2013

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2014 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth when economic conditions improve; and our belief that our retailing strategies are aligned with the desires of consumers. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage services; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 38% of our revenue in fiscal 2013. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 49% of its Sea Ray boat sales, during our fiscal 2013. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Boston Whaler and Bayliner in many of our geographic markets and the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 13% of our revenue in fiscal 2013. In addition, we are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas, and the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York, both of which are manufactured by Versa Capital Management, LLC. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 23 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2013 was approximately $148,000, an increase of approximately 15% from approximately $129,000 in fiscal 2012, compared with the industry average selling price for calendar 2012 of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $12.8 million in annual sales in fiscal 2013. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales increased 8% in fiscal 2011, increased 11% in fiscal 2012, and also increased 11% in fiscal 2013.

We attempt to adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence. We believe that our full range of services, no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers.

The U.S. recreational boating industry generated approximately $35.6 billion in retail sales in calendar 2012, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $26.3 billion of these sales in 2012 based on industry data from the National Marine Manufacturers Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, customer training, superior customer service, company-led events called Getaways!, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	offering additional marine products and services, including those with higher profit margins;

•	expanding our Internet marketing;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities, including off-site retail displays such as mall stores, in our existing and new territories;

•	emphasizing employee recruitment and retention through training, motivation, and development;

•	emphasizing the best practices developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing common platform information technology throughout operations, which facilitates the interchange of information sharing and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 23 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Acquired dealers operate under the MarineMax name.

We continually attempt to enhance our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax One Price hassle-free sales approach, and emphasizing a high level of customer service and satisfaction.

We also evaluate opportunities to expand our operations by acquiring recreational boat dealers to expand our geographic scope, expanding our product lines, opening new retail locations within our existing territories, and offering new products and services for our customers.

Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s largest retailer of recreational boats. The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company	March 2013	Central Florida

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Joint Venture

Apart from acquisitions, we have opened 30 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 57 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of 10 during the last three fiscal years.

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

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida (excluding the Florida panhandle)
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Hatteras Yachts	2002	Texas
Boston Whaler	2004	North and South Carolina
Princecraft	2004	Minnesota
Boston Whaler	2005	Houston
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Cabo	2008	New Jersey and New York
Hatteras Yachts	2008	New Jersey and New York
Meridian Yachts	2008	Arizona and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris FloteBote	2010	Arizona, Missouri, Minnesota, New Jersey, and Tennessee
Malibu	2010	Arizona
Axis	2010	Arizona
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, Missouri, and Tennessee
Bayliner	2010	New York
Meridian Yachts	2010	California
Harris FloteBote	2011	West Central Florida
Bayliner	2011	West Central Florida, Colorado, Connecticut, Minnesota, New Jersey, Tennessee, and Texas
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano, Florida
Harris FloteBote	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Bayliner	2012	Southwest Florida
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate

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

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions. The substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increased fuel prices, reduction of credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009, including significant net losses, followed by pre-tax losses in the fiscal years ended September 30, 2010 and 2011. We returned to profitability in fiscal 2012.

We have taken a number of actions to address the prolonged weak market and economic conditions, including reducing our acquisition program, slowing our new store openings, reducing our inventory purchases, engaging in inventory reduction efforts, closing a number of our retail locations, significantly reducing our headcount, and modifying and replacing our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as economic conditions permit. However, we cannot predict the length or severity of the continuing economic weakness, both generally and within our industry, or the magnitude of the effects it will have on our operating performance nor can we predict the effectiveness of the measures we have taken to address this environment.

Despite the foregoing actions, we are striving to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth when economic conditions improve. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate. We believe our expanded product offerings have strengthened our same-store sales growth. As economic conditions permit, we plan to further expand our business through both acquisitions in new territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, through our print catalog, and through the Internet; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage services at most of our retail locations and at various offsite locations; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon the return of normal economic conditions.

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

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission, or SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 4, 2013.

Business

General

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 38% of our revenue in fiscal 2013. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 7% of all Brunswick marine sales, including approximately 49% of its Sea Ray boat sales, during our fiscal 2013. We are parties to dealer agreements with Brunswick covering Sea Ray products and are the exclusive dealer of Sea Ray boats in almost all of our geographic markets. We also are the exclusive dealer for Boston Whaler and Bayliner in many of our geographic markets and the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 13% of our revenue in fiscal 2013. In addition, we are the exclusive dealer for Hatteras Yachts throughout the state of Florida (excluding the Florida panhandle) and the states of New Jersey, New York, and Texas, and the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York, both of which are manufactured by Versa Capital Management, LLC. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We also are involved in other boating-related activities. We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, through our print catalog, and through the Internet; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance, or F&I, products at our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage services at most of our retail locations and at various offsite locations; and we conduct a yacht charter business in which we offer customers the opportunity to charter third-party owned power and sailing yachts in exotic locations.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $35.6 billion in retail sales in calendar 2012, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $26.3 billion of such sales in 2012. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010.

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

Achieving Operating Efficiencies and Synergies. We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability. We centralize various aspects of certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems. Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually. We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit sources; and volume purchase discounts and rebates for certain marine products, supplies, and advertising. The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customer excursion opportunities, providing maintenance and repair services at the customer’s boat location, and giving access to broader inventory selections, increases the competitiveness of each retail location. By centralizing these types of activities, our store managers have more time to focus on the customer and the development of their teams.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins. We plan to continue to offer additional product lines and services throughout our dealerships and, when appropriate, online and various offsite locations. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory. We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses. We also have implemented programs to increase the sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products. In addition, we have established a yacht charter business and are conducting programs to sell used boats, offer F&I products, and sell boating parts and accessories at various offsite locations.

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

Pursuing Strategic Acquisitions. We capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies. The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region. We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies. We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquirer by boat dealers because of: (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. We have entered into an agreement regarding acquisitions with the Sea Ray Division of Brunswick. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement, as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new markets when markets conditions improve. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 30 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 57 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

Emphasizing Employee Recruitment and Retention Through Training, Motivation, and Development. We devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position and to train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible. Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online. MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources.

Emphasizing Best Practices. We emphasize the best practices developed by us and our acquired dealers as appropriate throughout our locations. As an example, we have implemented a no-haggle sales approach at each of our dealerships. Under the MarineMax One Price hassle-free sales approach, we sell our boats at prices generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt, the best practices developed by us and our acquired dealers as applicable, considering location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

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

Products and Services

We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we assist in arranging related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; offer slip and storage accommodations; provide boat and yacht brokerage services; and conduct a yacht charter business.

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Meridian Yachts. In fiscal 2013, we derived approximately 38% of our revenue from the sale of new boats manufactured by Brunswick. We believe that we represented approximately 7% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. In fiscal 2013, we derived approximately 13% of our revenue from the sale of new boats manufactured by Azimut. During fiscal 2013, new boat sales accounted for 61.9% of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2013 average new boat sales price of approximately $148,000, an increase of approximately 15% from approximately $129,000 in fiscal 2012, compared with an estimated industry average selling price for calendar 2012 of approximately $37,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 116’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	54’ to 100’+	3,000,000 to 10,000,000+
Convertibles
Hatteras Convertibles	54’ to 77’+	2,300,000 to 7,000,000+
Cabo	36’ to 52’	700,000 to 2,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,000,000
Meridian	34’ to 54’	400,000 to 1,800,000
Bayliner	16’ to 26’	13,000 to 150,000
Harris FloteBote	16’ to 28’	15,000 to 100,000
Fishing Boats
Boston Whaler	11’ to 37’	8,000 to 500,000
Grady White	18’ to 36’	40,000 to 500,000
Scout	17’ to 35’	25,000 to 450,000
Sailfish	19’ to 32’	37,000 to 209,000
Ski Boats
Malibu	20’ to 25’	80,000 to 140,000
Axis	20’ to 22’	60,000 to 90,000
Nautique by Correct Craft	21’ to 25’	75,000 to 180,000
Jet Boats
Scarab	19’ to 26’	20,000 to 80,000

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

Pleasure Boats. Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are generally available in sedan, motoryacht, and pilothouse models. All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Bayliner sport boats are designed for performance and dependability to meet family recreational needs at lower price points. Harris FloteBote is one of the most innovative and premium pontoon boats offered and provides a variety of models to fit boaters’ needs. Most Sea Ray, Bayliner, Harris FloteBote, and Meridian pleasure boats feature Mercury or MerCruiser engines.

Fishing Boats. The fishing boats we offer, such as Boston Whaler, Grady White, Scout, and Sailfish, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Ski Boats. The ski boats we offer, such as Malibu, Axis, and Nautique by Correct Craft, range from entry level models to advanced models, all of which are designed to achieve an ultimate wake for increased skier and wakeboarder performance and safety. With a variety of designs and options, the ski boats we offer will appeal to the competitive and recreational user alike.

Jet Boats. The Scarab jet boats we offer range from entry level models to advanced models, all of which are designed for performance and with exclusive design elements to meet family recreational needs. With a variety of designs and options, the jet boats we offer will appeal to a broad audience of jet boat enthusiasts as well as existing customers.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2013, used boat sales accounted for 19.4% of our revenue, and 68.7% of the used boats we sold were Brunswick models.

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

To further enhance our used boat sales, we offer the Brunswick Product Protection warranty plan available for used Brunswick boats less than nine years old. The Brunswick Product Protection plan applies to each qualifying used Brunswick boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe these programs enhance our sales of used Brunswick boats by motivating purchasers of used Brunswick boats to complete their purchases through our Brunswick dealerships.

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

We also sell a broad variety of marine parts and accessories at our retail locations, at various offsite locations, through our print catalog, and through the Internet. These marine parts and accessories include marine electronics; dock and anchoring products, such as boat fenders, lines, and anchors; boat covers; trailer parts; water sport accessories, such as tubes, lines, wakeboards, and skies; engine parts; oils; lubricants; steering and control systems; corrosion control products, service products; high-performance accessories, such as propellers and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment. We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logos.

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

The sale of marine engines, related marine equipment, and boating parts and accessories accounted for 5.5% of our fiscal 2013 revenue.

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

Maintenance, repair, and storage services accounted for 7.6% of our revenue during fiscal 2013. This includes warranty and non-warranty services.

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

During fiscal 2013, fee income generated from F&I products accounted for 2.8% of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Services

Through employees or subcontractors that are licensed boat or yacht brokers, we offer boat or yacht brokerage services at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on various internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage services also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2013, brokerage service commissions accounted for 2.4% of our revenue.

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

Yacht Charter

We recently launched a yacht charter business in which we offer customers the opportunity to charter power and sailing yachts in exotic destinations, starting with our initial location in the British Virgin Islands. This business entails the sale by us of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; which includes our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us. The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the term of the management agreement and take possession of their yachts following the expiration of the yacht management agreements. During fiscal 2013, the charter of power and sailing yachts accounted for 0.4% of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay, Tampa Bay, and the Saint Andrews Bay in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, Leech Lake, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; Tennessee River in Tennessee; and Clear Lake and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

We attempt to attract and retain quality employees by providing them with ongoing training to enhance sales professionalism and product knowledge, career advancement opportunities within a larger company, and favorable benefit packages. We maintain a formal training program, called MarineMax University or MMU, which provides training for employees in all aspects of our operations. Training sessions are held at our various regional locations covering a variety of topics. MMU-online offers various modules over the Internet. Highly trained, professional sales representatives are an important factor to our successful sales efforts. These sales representatives are trained at MMU to recognize the importance of fostering an enjoyable sales process, to educate customers on the operation and use of the boats, and to assist customers in making technical and design decisions in boat purchases. The overall focus of MMU is to teach our core retailing values, which focus on customer service.

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

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boating, and providing our customers with opportunities for boating through our Getaways. We strive to provide superior customer service and support before, during, and after the sale. Our team and customers are United by Water.

Each retail location offers the customer the opportunity to evaluate a variety of new and used boats in a comfortable and convenient setting. Our full-service retail locations facilitate a turn-key purchasing process that includes attractive lender financing packages, extended service agreements, and insurance. Many of our retail locations are located on waterfronts and marinas, which attract boating enthusiasts and enable customers to operate various boats prior to making a purchase decision.

The brands we offer are diverse in size and use. Spread across our customer activities of leisure, fishing, watersports, luxury, and vacations too. We believe the transformative qualities of the water should be shared by everyone, so we created our boat lineup accordingly. Our promise gives them meaning and reason to exist next to one another on our showroom floor.

We sell our boats at posted MarineMax “One” Prices that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

As a part of our sales and marketing efforts, our online marketing activity is important, with the majority of leads coming through our website, marinemax.com, and emails used as the primary marketing tool for our stores to connect with their customers. Social media is a growing venue for customer engagement with stores and prospecting of new leads.

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

We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boating safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle. Each company-sponsored event, planned and led by a company employee, also provides a favorable medium for acclimating new customers to boating, sharing exciting boating destinations, creating friendships with other boaters, and enabling us to promote new product offerings to boating enthusiasts.

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

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Bayliner, Harris FloteBote, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Cabo, Hatteras, Grady White, Scout, Sailfish, Malibu, and Nautique by Correct Craft. In fiscal 2013, sales of new Brunswick and Azimut boats accounted for approximately 38% and 13% of our revenue, respectively. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2013. We believe our Sea Ray boat purchases represented approximately 49% of Sea Ray’s new boat sales and approximately 7% of all Brunswick marine product sales during fiscal 2013.

We have entered into multi-year agreements with Brunswick covering Sea Ray, Boston Whaler, Bayliner, and Meridian products. We also have a multi-year agreement with Azimut-Benetti Group for its Azimut product line. We typically deal with each of our manufacturers, other than Brunswick and Azimut-Benetti Group, under an annually renewable, non-exclusive dealer agreement.

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

We transfer individual boats among our retail locations to fill customer orders that otherwise might take substantially longer to fill from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current anticipated market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer, but the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in September.

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

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition–Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) with GE Commercial Distribution Finance Corporation. The Amended Credit Facility provides a floor plan financing commitment of up to $205 million. The Amended Credit Facility matures in June 2016 and is subject to extension for two one-year periods, subject to lender approval.

The interest rate for amounts outstanding under the Amended Credit Facility is 355 basis points above the one-month London Inter-Bank Offering Rate. There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2013, we were in compliance with all the covenants under the Amended Credit Facility.

The initial advance under the Amended Credit Facility was used to pay off our prior credit facility. Subsequent advances will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will generally mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type of inventory and the value of the inventory.

The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

We were also a party to an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. (“CGI”). The CGI Facility provided a floor plan financing commitment of $30 million and was designed to provide financing for our Azimut Yacht inventory needs. The CGI Facility was not renewed by the Company and expired in August 2013; however, existing advances under the CGI Facility can remain outstanding for up to 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate. Azimut Yacht inventory is now financed under the Amended Credit Facility.

At September 30, 2013, we owed $101.4 million and $21.0 million under the Amended Credit Facility and the CGI Facility, respectively. Outstanding short-term borrowings accrued interest at a rate of 3.7% as of September 30, 2013, and the Amended Credit Facility and the CGI Facility provided us with an additional net borrowing availability of approximately $34.8 million, based upon the outstanding borrowing base availability. We have no indebtedness associated with our real estate holdings. On October 16, 2013, the Company paid off the entire CGI Facility by refinancing such amounts owed under the Amended Credit Facility.

Management Information System

We believe that our management information system, which is utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The system integrates each level of operations on a company-wide basis, including purchasing, inventory, receivables, financial reporting, budgeting, and sales management. The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory. The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Company representatives also utilize the system to assist in arranging financing and insurance packages.

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement extending through December 2015 that provides a process for the acquisition of additional Sea Ray boat dealers that we elect to acquire. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Among other things, each dealer agreement requires the applicable dealer to

•	devote its best efforts to promote, display, advertise, and sell Sea Ray products at each of its retail locations in accordance with the agreement and applicable laws;

•	display and utilize at each of its retail locations signs, graphics, and image elements with Sea Ray’s identification that positively reflect the Sea Ray image and promote the retail sale of Sea Ray products;

•	purchase and maintain at all times sufficient inventory of current Sea Ray products to meet the reasonable demand of customers at each of its locations and to meet Sea Ray’s applicable minimum inventory requirements;

•	maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray products promptly and professionally and to maintain parts and supplies to service Sea Ray products properly on a timely basis;

•	perform all necessary product rigging, installation, and inspection services prior to delivery to purchasers in accordance with Sea Ray’s standards and perform post-sale services of all Sea Ray products sold by the dealer and brought to the dealer for service;

•	provide or arrange for warranty and service work for Sea Ray products regardless of the selling dealer or condition of sale;

•	exercise reasonable efforts to address circumstances in which another dealer has made a sale to an original retail purchaser who permanently resides within the dealer’s territory where such sale is contrary to the selling dealer’s Sales and Service Agreement;

•	provide appropriate instructions to purchasers on how to obtain warranty and service work from the dealer;

•	furnish product purchasers with Sea Ray’s limited warranty on new products and with information and training as to the safe and proper operation and maintenance of the products;

•	assist Sea Ray in performing any product defect and recall campaigns;

•	achieve sales performance in accordance with fair and reasonable standards and sales levels established by Sea Ray in consultation with the dealer based on factors such as population, sales potential, market share percentage of Sea Ray products sold in the territory compared with competitive products sold in the territory, local economic conditions, competition, past sales history, number of retail locations, and other special circumstances that may affect the sale of Sea Ray products or the dealer, in each case consistent with standards established for all domestic Sea Ray dealers selling comparable products;

•	provide designated financial information that are truthful and accurate;

•	conduct its business in a manner that preserves and enhances the reputation and goodwill of both Sea Ray and the dealer for providing quality products and services;

•	maintain the financial ability to purchase and maintain on hand and display Sea Ray’s current product models;

•	maintain customer service ratings in compliance with Sea Ray’s criteria;

•	comply with those dealer’s obligations that may be imposed or established by Sea Ray applicable to all domestic Sea Ray dealers;

•	maintain a financial condition that is adequate to satisfy and perform its obligations under the agreement;

•	achieve within designated time periods or maintain Master dealer status (which is Sea Ray’s highest performance status) or other applicable certification requirements as established from time to time by Sea Ray applicable to all domestic Sea Ray dealers;

•	notify Sea Ray of the addition or deletion of any retail locations;

•	sell Sea Ray products only on the basis of Sea Ray’s published applicable limited warranty and make no other warranty or representations concerning the limited warranty, expressed or implied, either verbally or in writing;

•	provide timely warranty service on all Sea Ray products presented to the dealer by purchasers in accordance with Sea Ray’s then current warranty program applicable to all domestic Sea Ray dealers selling comparable Sea Ray products; and

•	provide Sea Ray with access to the dealer’s books and records and such other information as Sea Ray may reasonably request to verify the accuracy of the warranty claims submitted to Sea Ray by the dealer with regard to such warranty claims.

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

Each dealer agreement may be terminated:

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

Dealer Agreements with Azimut

We are parties to Dealership Agreements with Azimut Benetti S.P.a. for the retail sale, display, and servicing of designated Azimut products and parts sold by Azimut. The Dealership Agreements extend through September 1, 2015, subject to additional one year periods added each year provided that we are able to agree in good faith on acceptable retail sales goals. The dealership agreements grant us the exclusive right to sell the Azimut products and parts in designated geographical areas. Among other things, each dealership agreement requires the applicable dealer to:

•	display the Azimut products in the most appropriate and effective manner;

•	maintain an adequate inventory of Azimut products and meet mutually agreed upon minimum purchase requirements;

•	use commercially reasonable best efforts to establish the best image for Azimut and to promote the sales of the products;

•	operate through at least one permanent office to ensure adequate promotion of the products;

•	maintain adequate signage to show Azimut at its offices or service yards;

•	promote the products at various events and meetings;

•	advertise and market the products in accordance with agreed upon marketing plans and budgets;

•	attend boat shows and display a full range of boats;

•	maintain appropriate and adequate after-sale service;

•	provide assistance under warranty for all boats in the geographical area;

•	comply with Azimut’s warranty procedures; and

•	perform maintenance services for Azimut boats.

Azimut has agreed to indemnify each of our dealers against any losses resulting from an alleged breach of warranty or injury or damage caused by a defect in design, manufacture or assembly of a product. Each of our dealers has agreed to indemnify Azimut against any losses resulting from the dealer’s failure to comply with any material obligation with respect to a product or customer; any actual negligence, errors or omissions in connection with the sale, preparation, repairs, or service of products; any modification of products except as approved by Azimut; a breach of any material agreement; or unauthorized warranties, misleading statements, misrepresentations or deceptive or unfair practices.

Each dealer agreement may be terminated upon 30 days prior written notice in event that the defaulting party has not remedied a default during such period, in the event of any of the following:

•	by Azimut or dealer, for failure of the other to maintain a necessary license;

•	by Azimut or dealer, for the change, transfer, or attempted transfer by the other party of the whole or any part of the agreement other than to an affiliate as part of a corporate restructuring or any change in control without the prior consent of Azimut;

•	by Azimut or dealer, for the knowing submission of an intentional fraudulent statement, application, request, refund, credit, or warranty claim;

•	by Azimut or dealer, for the knowing use of a deceptive or fraudulent practice in the sale of a product;

•	by Azimut or dealer, for the indictment for or conviction of a crime or violation of law which will have an adverse and material effect on the other’s reputation or operations;

•	by Azimut or dealer, for the other entering into an agreement or understanding to fix prices for the products;

•	by dealer for Azimut’s material and continuous failure to supply product or appointing another dealer in the territory or failure to fulfill warranty obligations;

•	by Azimut for dealer’s abandonment of operations or failure to maintain business as a going concern;

•	by Azimut for dealer’s material and continuous failure to represent, promote, sell, or service the products, achieve minimum yearly sales or comply with purchase orders as agreed by the parties considering various factors such as the economy, the Euro, product availability, and growth potential;

•	by Azimut or dealer for the insolvency, bankruptcy, commencement of bankruptcy proceedings, appointment of a receiver or other officer with similar powers, levy under attachment, garnishment or execution, or similar process, which is not vacated or removed within ten days; and

•	by mutual agreement of the dealer and Azimut.

Upon termination of the dealer agreements by Azimut without cause, termination by dealer with cause and nonrenewal and expiration, Azimut is required to repurchase unsold inventory within sixty days of termination.

Employees

As of September 30, 2013, we had 1,227 employees, 1,163 of whom were in store-level operations and 64 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “MarineMax Vacations,” and “Women on Water.” We have registered the name “MarineMax” in the European Community. We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” and “The Water Gene.” We have various trade name and trademark applications including “MarineMax,” “United by Water,” and “Maximizing Your Enjoyment on Water” pending in Australia, Brazil, China, Cuba, European Union, and India. There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2013, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 18%, 26%, 30%, and 26%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

Three of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a “Superfund” site, although it has not been nor is expected to be identified as a contributor to the contamination in the area. We, however, do not believe that these environmental issues will result in any material liabilities to us.

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

We compete primarily with single-location boat dealers and, with respect to sales of marine equipment, parts, and accessories, with national specialty marine stores, catalog retailers, sporting goods stores, and mass merchants. Competition among boat dealers is generally based on the quality of available products, the price and value of the products, and attention to customer service. There is significant competition both within markets we currently serve and in new markets that we may enter. We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market. In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that have substantial financial, marketing, and other resources. However, we believe that our integrated corporate infrastructure and marketing and sales capabilities, our cost structure, and our nationwide presence enable us to compete effectively against these companies. Private sales of used boats represent an additional significant source of competition.

Executive Officers

The following table sets forth information concerning each of our executive officers:

Name	Age	Position
William H. McGill Jr.	69	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	48	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	50	Vice President of East Operations
William Brett McGill	45	Vice President of West Operations
Kurt M. Frahn	45	Vice President of Finance, Chief Accounting Officer and Treasurer
Paulee C. Day	44	Vice President, General Counsel, and Assistant Secretary

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 49%, and 51% of our revenue during fiscal 2011, 2012, and 2013, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including 2013. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, to $450.3 million in fiscal 2010, and increased to $480.9 million in fiscal 2011, to $524.5 million in fiscal 2012, and to $584.5 million in fiscal 2013. Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund), a net loss of $11.5 million in fiscal 2011, a net income of $1.1 million in fiscal 2012, and a net income of $15.0 million in fiscal 2013 (including a $11.8 million recovery from the Deepwater Horizon Settlement Program). These substantially deteriorating economic and financial conditions have had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, on a market by market basis, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales due to a competitor failing in the market place.

These conditions have caused us to reduce substantially our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. While we believe the steps we have taken to date will enable us to emerge from the current economic environment as a stronger and more profitable company, we cannot predict the length or severity of these unfavorable economic, financial, or industry conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary. A continuation of depressed economic or industry factors could have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2013, we had no long-term debt. We rely on our credit facilities to purchase and maintain our inventory of boats. Our ability to borrow under our credit facilities depends on our ability to continue to satisfy our covenants and other obligations under our credit facilities. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facilities reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facilities also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize our credit facilities to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facilities or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under our credit facilities or replace or supplement our credit facilities, which may not be possible at all or under commercially reasonable terms.

Our Amended Credit Facility with GE Commercial Distribution Finance Corporation provides a floor plan financing commitment of up to $205 million, and the CGI Facility provides a remaining floor plan financing commitment of $21 million. The collateral for our Amended Credit Facility is all of our personal property with certain limited exceptions, and our collateral for the CGI Facility is our Azimut Yacht inventory financed by the CGI Facility. None of our real estate has been pledged as collateral under either facility. As of September 30, 2013, we were in compliance with all of the credit facilities’ covenants and our additional available borrowings under our credit facilities were approximately $34.8 million based upon the outstanding borrowing base availability. On October 16, 2013, the Company paid off the entire CGI Facility by refinancing such amounts owed under the Amended Credit Facility.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impacts the profitability of our finance and insurance activities. Tight credit conditions during each fiscal year beginning with fiscal 2008 and continuing through fiscal 2011 adversely affected the ability of customers to finance boat purchases, which had a negative affect on our operating results.

Our strategies to enhance our performance may not be successful.

We are increasing our efforts to grow our financing and insurance, parts and accessory, service, yacht charter, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these higher margin businesses. In addition, we have implemented programs to increase the sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products. These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats. These business initiatives will require us to add personnel, invest capital, enter businesses in which we do not have extensive experience, and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray, Boston Whaler, and Meridian boat lines and Azimut-Benetti Group’s Azimut products.

Approximately 38% of our revenue in fiscal 2013 resulted from sales of new boats manufactured by Brunswick, including approximately 25% from Brunswick’s Sea Ray division and approximately 13% from Brunswick’s other divisions. Additionally, approximately 13% of our revenue in fiscal 2013 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2013 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick and Azimut-Benetti Group given our reliance on Sea Ray, Bayliner, Boston Whaler, Meridian and Azimut, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

The interruption or discontinuance of the operations of Brunswick, Azimut-Benetti Group, or other manufacturers could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer other than Brunswick and Azimut-Benetti Group as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

We maintain dealer agreements with Brunswick covering Sea Ray products. Each dealer agreement has a multi-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick from time to time to other domestic Sea Ray dealers. These terms are subject to:

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

In March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the Northeast United States. Our geographic territory was expanded to include Florida in September 2008 and to the entire country in July 2012. The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales. Our dealer agreement is multi-year term but requires us to be in compliance with its terms and conditions.

As is typical in the industry, we generally deal with manufacturers, other than the Sea Ray division of Brunswick and Azimut, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

Boat manufacturers exercise substantial control over our business.

We depend on our dealer agreements. Through dealer agreements, boat manufacturers, including Brunswick and Azimut, exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers, including Brunswick and Azimut, depends upon, among other things, our achieving stated goals for customer satisfaction ratings and market share penetration in the market served by the applicable dealership. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences, including the following:

•	the termination of the dealer agreement;

•	the imposition of additional conditions in subsequent dealer agreements;

•	limitations on boat inventory allocations;

•	reductions in reimbursement rates for warranty work performed by the dealer;

•	loss of certain manufacturer to dealer incentives;

•	denial of approval of future acquisitions; or

•	the loss of exclusive rights to sell in the geographic territory.

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

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success. Historically, affordable boat insurance has been available. With the hurricanes that have impacted the state of Florida and other markets over the past several years, insurance rates have escalated and insurance coverage has become more difficult to obtain. In addition, as a severe storm approaches land, insurance providers cease underwriting until the storm has passed. This loss of insurance prevents lenders from lending. As a result, sales of boats can be temporarily halted making our revenue difficult to predict and causing sales to be delayed or potentially cancelled. Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

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

Our recently launched yacht charter business entails the sale by us of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us. Our failure to find purchasers for yachts intended for our charter fleet will increase our boat inventory and related operating costs; lack of sales into our charter fleet may result in increased losses due to market adjustments of our yacht charter inventory; and our failure to generate a sufficient number of vacation charter customers will require us to absorb all the costs of the monthly fees to the yacht owners as well as other operating costs.

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. The yacht charter business may present a number of safety risks, including catastrophic disaster, adverse weather and marine conditions, mechanical failure and collision. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core boat sales business.

The yacht charter business is also highly fragmented, consisting primarily of local operators and franchisees. Competition among charter operators is based on location, the type and size of yachts offered, charter rates, destinations serviced, and attention to customer service. Yacht charters also face competition from other travel and leisure options, including, but not limited to, cruises, hotels, resorts, theme parks, organized tours, land-based casino operators, and vacation ownership properties. We therefore risk losing business not only to other charter operators, but also to vacation operators that provide such alternatives.

Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers and each dealer we acquire in the future.

Since March 1, 1998, we have acquired 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional recreational boat dealers involves significant risks. This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealers. In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations or managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

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

In addition to pursuing growth by acquiring boat dealers, we intend to continue to pursue a strategy of growth through opening new retail locations and offering new products in our existing and new territories. Accomplishing these goals for expansion will depend upon a number of factors, including the following:

•	our ability to identify new markets in which we can obtain distribution rights to sell our existing or additional product lines;

•	our ability to lease or construct suitable facilities at a reasonable cost in existing or new markets;

•	our ability to hire, train, and retain qualified personnel;

•	the timely and effective integration of new retail locations into existing operations;

•	our ability to achieve adequate market penetration at favorable operating margins without the acquisition of existing dealers; and

•	our financial resources.

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

As a result of these growth strategies, we expect to continue to expend significant time and effort in opening and acquiring new retail locations and introducing new products. Our systems, procedures, controls, and financial resources may not be adequate to support expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

During the three-year period ended September 30, 2013, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 18%, 26%, 30%, and 26%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.

Weather and environmental conditions may adversely impact our business.

Weather and environmental conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, such as the BP oil spill in the Gulf of Mexico, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance.

In addition, hurricanes and other storms could result in the disruption of our operations or damage to our boat inventories and facilities as has been the case when Florida and other markets have been affected by hurricanes. While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms such as damage from Hurricane Sandy. We maintain insurance for property damage and business interruption, subject to deductibles.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I, products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts. During fiscal 2013, F&I products accounted for 2.8% of our revenue.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Laws or regulations may be enacted nationally or locally which could result in fees from lenders being eliminated or reduced, materially impacting our operating results. Customer financing became more difficult to secure during fiscal 2008, which continued in each subsequent fiscal year through fiscal 2011.

The reduction of profit margins on sales of F&I products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

The Dodd-Frank Act established a new consumer financial protection agency with broad regulatory powers. Although boat dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

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

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. Any increased costs of producing engines resulting from EPA standards, which could be passed on to us, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or “Superfund,” imposes joint, strict, and several liability on:

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

Three of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. Also, one of our properties is within the boundaries of a Superfund site, although it has not been identified as a contributor to the contamination in the area.

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

As of September 30, 2013, there were 23,545,595 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2013, we have issued options to purchase approximately 4,653,464 shares of common stock and 558,999 restricted stock awards under our incentive stock plans, and we issued 596,030 shares of common stock under our employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may issue additional shares of common stock or preferred stock under the securities laws as part of any acquisition we may complete in the future. If issued pursuant to an effective registration statement, these shares generally will be freely tradable after their issuance by persons not affiliated with us or the acquired companies.

We do not pay cash dividends.

We have never paid cash dividends on our common stock and we have no current intention to do so for the foreseeable future.

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

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze(4)	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Daytona Beach	Third-party lease	16,000	Retail and service	2007	—
Fort Myers	Third-party lease	5,000	Retail, service, and storage	1983	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach(4)	Company owned	22,800	Retail and service; 8 wet slips	—	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh(4)	Company owned	19,800	Retail and service	—	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Walker	Company owned	76,400	Retail, service, and storage	1989	—
Walker	Company owned	6,800	Retail and service; 93 wet slips	1977	Leech Lake
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	—	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Marina)	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Joint venture entered into with Brunswick to acquire marina and service facility.
(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2013, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming the Company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against the Company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, the plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against the Company and certain directors and officers. The Second Amended Complaint alleges damages in excess of $10 million. On March 7, 2013, the District Court issued an order dismissing the three fraud claims against the Company and our directors and officers. On March 21, 2013, we filed an Answer to the Second Amended Complaint, denying any liability to the plaintiffs. On July 15, 2013, we filed a Motion for Summary Judgment dismissing the plaintiffs’ remaining breach of contract claim against the Company. On August 22, 2013, the District Court granted our Motion for Summary Judgment and entered judgment for the Company. On September 20, 2013, the plaintiffs filed their Notice of Appeal. We continue to believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders

Our common stock has been traded on the New York Stock Exchange under the symbol HZO since our initial public offering on June 3, 1998 at $12.50 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low
2011
First quarter	$9.99	$7.92
Second quarter	$10.63	$7.51
Third quarter	$9.67	$5.50
Fourth quarter	$8.49	$5.51
2012
First quarter	$9.28	$6.34
Second quarter	$11.24	$7.84
Third quarter	$10.03	$6.82
Fourth quarter	$9.05	$7.17
2013
First quarter	$14.18	$8.60
Second quarter	$13.72	$10.85
Third quarter	$13.04	$10.17
Fourth quarter (through December 3, 2013)	$16.95	$12.01

On December 3, 2013, the closing sale price of our common stock was $15.50 per share. On December 3, 2013, there were approximately 100 record holders and approximately 3,400 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	$—	—	—
August 1, 2013 to August 31, 2013	—	—	—	—
September 1, 2013 to September 30, 2013	12,882	12.20	—	—

Total	12,882		—

(1)	All of the shares reported above as purchased are attributable to shared tendered by employees for the payment of applicable withholding taxes.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2013 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2008. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet and statement of operations data were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP and KPMG LLP, independent registered certified public accounting firms. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,
	2009	2010	2011	2012	2013
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$588,585	$450,340	$480,894	$524,456	$584,497
Cost of sales	499,925	339,533	361,400	391,173	433,644

Gross profit	88,660	110,807	119,494	133,283	150,853
Selling, general, and administrative expenses	159,998	123,972	127,896	127,913	132,505

(Loss) income from operations	(71,338)	(13,165)	(8,402)	5,370	18,348
Interest expense, net	14,064	3,926	3,488	4,447	4,218

(Loss) income before income tax (benefit) provision	(85,402)	(17,091)	(11,890)	923	14,130
Income tax (benefit) provision	(8,630)	(19,588)	(367)	(176)	(894)

Net (loss) income	$(76,772)	$2,497	$(11,523)	$1,099	$15,024

Net (loss) income per share:
Diluted	$(4.11)	$0.11	$(0.52)	$0.05	$0.63

Weighted average number of shares:
Diluted	18,685,423	22,597,953	22,375,271	22,335,918	24,003,728

Other Data (as of year-end):
Number of retail locations (1)	55	56	54	53	54
Sales per store (2) (4)	$11,285	$8,779	$9,913	$10,646	$12,757
Same-store sales growth (3) (4)	(29)%	(17)%	8%	11%	11%

	September 30,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Working capital	$95,914	$102,951	$95,536	$101,745	$116,439
Total assets	393,644	336,760	363,129	365,121	381,902
Goodwill	—	—	—	452	802
Long-term debt (including current portion) (5)	—	—	—	—	—
Total stockholders’ equity	197,756	202,030	195,000	200,944	221,812

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.
(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.
(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2013 revenue in excess of $580 million. Through our current 54 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently implemented programs to increase our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2011, 2012, and 2013.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 49%, and 51% of our revenue during fiscal 2011, 2012, and 2013, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including to a more limited extent in fiscal 2012 and 2013. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2012 or 2013. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and 2013, our lower of cost or market valuation allowance was $2.8 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2013, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at September 30, 2013.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2011		2012		2013
	(Amounts in thousands)
Revenue	$480,894	100.0%	$524,456	100.0%	$584,497	100.0%
Cost of sales	361,400	75.1%	391,173	74.6%	433,644	74.2%

Gross profit	119,494	24.9%	133,283	25.4%	150,853	25.8%
Selling, general, and administrative expenses	127,896	26.6%	127,913	24.4%	132,505	22.7%

(Loss) income from operations	(8,402)	(1.8%)	5,370	1.0%	18,348	3.1%
Interest expense	3,488	0.7%	4,447	0.9%	4,218	0.7%

(Loss) income before income tax benefit	(11,890)	(2.5%)	923	0.2%	14,130	2.4%
Income tax benefit	367	0.1%	176	0.0%	894	0.2%

Net (loss) income	$(11,523)	(2.4%)	$1,099	0.2%	$15,024	2.6%

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012

Revenue. Revenue increased $60.0 million, or 11.5%, to $584.5 million for the fiscal year ended September 30, 2013 from $524.5 million for the fiscal year ended September 30, 2012. Of this increase, $57.7 million was attributable to an 11% increase in comparable-store sales. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands we have expanded with, and incremental increases in used boat sales, brokerage services, F&I products, service, parts and accessories. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $17.6 million, or 13.2%, to $150.9 million for the fiscal year ended September 30, 2013 from $133.3 million for the fiscal year ended September 30, 2012. Gross profit as a percentage of revenue increased to 25.8% for the fiscal year ended September 30, 2013 from 25.4% for the fiscal year ended September 30, 2012. The increase in gross profit was primarily attributable to the increase in comparable-store sales and incrementally increased margins on new and used boat sales due to improving industry inventory and industry-wide conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.6 million, or 3.6%, to $132.5 for the fiscal year ended September 30, 2013 from $127.9 million for the fiscal year ended September 30, 2012. The fiscal year ended September 30, 2013 included a recovery recognized of approximately $11.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Excluding this item and making both years comparable, selling, general, and administrative expenses increased $16.4 million, or 12.7%, to $144.3 million and as a percentage of revenue increased to 24.7% for the fiscal year ended September 30, 2013 from 24.4% for the fiscal year ended September 30, 2012. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales and restructured commission plans; increased insurance costs related to property, casualty, liability and healthcare; increased payroll associated with improved performance and modest personnel growth; and increased promotional spending in an effort to counteract the inclement weather conditions.

Interest Expense. Interest expense decreased $229,000, or 5.2%, to $4.2 million for the fiscal year ended September 30, 2013 from $4.5 million for the fiscal year ended September 30, 2012. Interest expense as a percentage of revenue decreased to 0.7% for the fiscal year ended September 30, 2013 from 0.9% for the fiscal year ended September 30, 2012. The decrease was primarily a result of lower interest rates under our credit facilities.

Income Tax Benefit. We had an income tax benefit of $894,000 for the fiscal year ended September 30, 2013 compared with an income tax benefit of $176,000 for the fiscal year ended September 30, 2012. Our effective income tax rate was low for both the fiscal year ended September 30, 2013 and 2012. In fiscal 2013, the tax benefit was primarily attributable to a favorable tax settlement with a state in which we operate. In fiscal 2012, we generated a loss for tax purposes and we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2013 and 2012, the income tax expense ordinarily associated with our pre-tax income was offset by the fully reserved net operating loss carryforward utilized.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At September 30, 2013, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2013 and 2012, cash provided by operating activities approximated $7.8 million and $8.7 million, respectively. For the fiscal year ended September 30, 2011, cash used in operating activities was approximately $14.7 million. For the fiscal year ended September 30, 2013, cash provided by operating activities was primarily related to net income partially offset by an increase in inventory driven by the timing of orders and increased trade-ins on new boat sales and decreases in accrued expenses and long-term liabilities. For the fiscal year ended September 30, 2012, cash provided by operating activities was primarily related to a decrease of inventory driven by inventory order reductions and partially offset by an increase in accounts receivable as a result of our strong September close. For the fiscal year ended September 30, 2011, cash used in operating activities was primarily related to an increase in inventory driven by new product lines added and the timing of boats received. This was partially offset by a decrease in accounts receivable from our manufacturers as a result of reduced aging. In addition, customer deposits increased as a result of large yachts that were sold on order.

For the fiscal years ended September 30, 2013, 2012, and 2011, cash used in investing activities was approximately $12.6 million, $7.6 million, and $8.7 million, respectively. For the fiscal year ended September 30, 2013, cash used in investing activities was primarily used to purchase inventory associated with a business acquisition and to purchase property and equipment associated with improving existing retail facilities and making capital improvements as a result of Hurricane Sandy and partially offset by insurance proceeds received as a result of Hurricane Sandy. For the fiscal years ended September 30, 2012 and 2011, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities as well as inventory purchases associated with a business acquisition.

For the fiscal years ended September 30, 2013, 2012 and 2011, cash provided by financing activities was approximately $4.9 million, $3.2 million, and $26.2 million, respectively. For the fiscal year ended September 30, 2013, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2012, cash provided by financing activities was primarily attributable to net short-term borrowings associated with capital expenditures. For the fiscal year ended September 30, 2011, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2013, we were in compliance with all of the covenants under the Amended Credit Facility. The interest rate for amounts outstanding under the Amended Credit Facility is now 355 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”) a reduction of 28 basis points from the prior amendment. There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

We were also a party to an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. (“CGI”). The CGI Facility provided a floor plan financing commitment of $30 million and was designed to provide financing for our Azimut Yacht inventory needs. The CGI Facility was not renewed by the Company and expired in August 2013; however, existing advances under the CGI Facility can remain outstanding for up to 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate. Azimut Yacht inventory is now financed under the Amended Credit Facility.

As of September 30, 2012 and 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $120.6 million and $122.5 million, respectively. At September 30, 2012 and 2013, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.7%. At September 30, 2013, our additional available borrowings under our Amended Credit Facility were approximately $34.8 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. On October 16, 2013, the Company paid off the entire CGI Facility by refinancing such amounts owed under the Amended Credit Facility.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2013:

Year Ending September 30,	Short-Term Borrowings (1)	Long-Term Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2014	$122,470	$—	$5,254	$127,724
2015	—	473	4,053	4,526
2016	—	—	3.188	3,188
2017	—	—	2,367	2,367
2018	—	—	1,701	1,701
Thereafter	—	—	1,533	1,533

Total	$122,470	$473	$18,096	$141,039

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2013, the interest rate on our short-term borrowings was approximately 3.7%.
(2)	The amounts included in long-term liabilities consist primarily of gross unrecognized tax benefits and our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.
(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

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

At September 30, 2013, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2013 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

On March 27, 2013, our Audit Committee approved the selection of KPMG LLP (“KPMG”) to serve as our independent registered public accounting firm for the fiscal year ending September 30, 2013. There have been no disagreements with our former accountants on accounting and financial disclosure. For further information, please refer to our Form 8-K filed with the SEC on April 2, 2013.

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

Changes in Internal Controls

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2013.

Our internal control over financial reporting as of September 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MarineMax, Inc. and subsidiaries as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated December 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

December 6, 2013

Certified Public Accountants

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (1)

3.1(a)	Certificate of Amendment of Restricted Certificate of Incorporation of the Registrant (2)

3.2	Third Amended and Restated Bylaws of the Registrant (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

4.1	Specimen of Common Stock Certificate (1)

10.3(h)*	Employment Agreement between Registrant and William H. McGill Jr. (4)

10.3(i)*	Employment Agreement between Registrant and Michael H. McLamb (4)

10.4*	1998 Incentive Stock Plan, as amended through February 27, 2001 (5)

10.5*	1998 Employee Stock Purchase Plan (6)

10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005 (7)

10.20(a)	Sea Ray Sales and Service Agreement (7)

10.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (8)

10.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (8)

10.21(h)†	Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(i)†	Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(j)†	Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(k)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(l)	Amendment Number Three to Inventory Financing Agreement, executed on July 27, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(m) †	Amended and Restated Inventory Financing Agreement, executed on June 28, 2013, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

10.21(n) †	Amended and Restated Program Terms Letter, executed on June 28, 2013, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (13)

10.23*	Form Stock Option Agreement for 2007 Incentive Compensation Plan (13)

10.24*	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan (13)

10.25	Director Fee Share Purchase Program (14)

10.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.26(a)	Notice of Extension to Floor Plan Loan Agreement executed on September 15, 2011, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (16)

10.26(b)	Notice of Extension to Floor Plan Loan Agreement executed on July 5, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (11)

10.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender. (15)

Exhibit Number	Exhibit

10.28	Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.29(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan (17)

10.29(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (17)

10.29(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (17)

10.30*	Consulting Agreement, dated June 7, 2012, by and between the Company and John B. Furman (18)

10.31*	Severance Policy for Key Executives (19)

10.32†	Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A.

10.32(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A.

10.32(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A.

10.32(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A.

10.33†	Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A.

10.33(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A.

10.33(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A.

10.33(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A.

10.33(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 28, 2013 (20)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 19, 2010.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 16, 2011.
(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.
(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(6)	Incorporated by reference to Registration Statement on Form S-1 (Registration 333-47873) as filed on March 12, 1998.
(7)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(13)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(14)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(15)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.
(16)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2011, as filed on December 8, 2011.
(17)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2012.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(20)	Incorporated by reference to Registrant’s Form 8-K as filed on April 2, 2013.

(c)	Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William H. McGill Jr. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 6, 2013

/s/ Michael H. McLamb Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 6, 2013

/s/ Frances L. Allen Frances L. Allen	Director	December 6, 2013

/s/ Hilliard M. Eure III Hilliard M. Eure III	Director	December 6, 2013

/s/ Russell J. Knittel Russell J. Knittel	Director	December 6, 2013

/s/ Charles R. Oglesby Charles R. Oglesby	Director	December 6, 2013

/s/ Joseph A. Watters Joseph A. Watters	Director	December 6, 2013

/s/ Dean S. Woodman Dean S. Woodman	Director	December 6, 2013

MARINEMAX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited the accompanying consolidated balance sheet of MarineMax, Inc. and subsidiaries as of September 30, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax Inc. internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

December 6, 2013

Certified Public Accountants

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MarineMax, Inc. and subsidiaries as of September 30, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MarineMax, Inc. and subsidiaries at September 30, 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tampa, Florida

December 7, 2012

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2012	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,617	$23,756
Accounts receivable, net	18,820	19,410
Inventories, net	215,120	228,041
Prepaid expenses and other current assets	5,053	4,849

Total current assets	262,610	276,056
Property and equipment, net	98,796	100,339
Other long-term assets, net	3,715	5,507

Total assets	$365,121	$381,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,457	$7,474
Customer deposits	8,495	9,342
Accrued expenses	23,266	20,331
Short-term borrowings	120,647	122,470

Total current liabilities	160,865	159,617
Long-term liabilities	3,312	473

Total liabilities	164,177	160,090
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2012 and 2013	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 23,701,050 and 24,336,495 shares issued and 22,910,150 and 23,545,595 shares outstanding at September 30, 2012 and 2013, respectively	24	24
Additional paid-in capital	215,885	221,729
Retained earnings	845	15,869
Treasury stock, at cost, 790,900 shares held at September 30, 2012 and 2013	(15,810)	(15,810)

Total stockholders’ equity	200,944	221,812

Total liabilities and stockholders’ equity	$365,121	$381,902

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2011	2012	2013
Revenue	$480,894	$524,456	$584,497
Cost of sales	361,400	391,173	433,644

Gross profit	119,494	133,283	150,853
Selling, general, and administrative expenses	127,896	127,913	132,505

(Loss) income from operations	(8,402)	5,370	18,348
Interest expense	3,488	4,447	4,218

(Loss) income before income tax benefit	(11,890)	923	14,130
Income tax benefit	367	176	894

Net (loss) income	$(11,523)	$1,099	$15,024

Basic net (loss) income per common share	$(0.52)	$0.05	$0.65

Diluted net (loss) income per common share	$(0.52)	$0.05	$0.63

Weighted average number of common shares used in computing net (loss) income per common share:
Basic	22,375,271	22,740,986	23,253,992

Diluted	22,375,271	23,335,918	24,003,728

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Stock	Equity
BALANCE, September 30, 2010	22,938,938	23	206,548	11,269	(15,810)	202,030

Net loss	—	—	—	(11,523)	—	(11,523)
Shares issued pursuant to employee stock purchase plan	81,615	—	488	—	—	488
Shares issued upon vesting of equity awards, net of tax withholding	70,389	—	(191)	—	—	(191)
Shares issued upon exercise of stock options	195,792	—	948	—	—	948
Stock-based compensation	16,366	—	3,248	—	—	3,248

BALANCE, September 30, 2011	23,303,100	23	211,041	(254)	(15,810)	195,000

Net income	—	—	—	1,099	—	1,099
Shares issued pursuant to employee stock purchase plan	101,982	—	561	—	—	561
Shares issued upon vesting of equity awards, net of tax withholding	45,084	—	(85)	—	—	(85)
Shares issued upon exercise of stock options	230,380	1	903	—	—	904
Stock-based compensation	20,504	—	3,465	—	—	3,465

BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944

Net income	—	—	—	15,024	—	15,024
Shares issued pursuant to employee stock purchase plan	81,715	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	32,666	—	(157)	—	—	(157)
Shares issued upon exercise of stock options	504,400	—	2,692	—	—	2,692
Stock-based compensation	16,664	—	2,735	—	—	2,735

BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,523)	$1,099	$15,024
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,615	6,479	6,777
Loss on sale of property and equipment	21	225	136
Gain on insurance settlements	—	—	154
Stock-based compensation expense, net	3,248	3,465	2,735
Decrease (increase) in —
Accounts receivable, net	7,043	(4,657)	319
Inventories, net	(28,660)	8,313	(8,853)
Prepaid expenses and other assets	161	(479)	(820)
Increase (decrease) in —
Accounts payable	1,640	(185)	(2,645)
Customer deposits	3,673	(590)	832
Accrued expenses and long-term liabilities	3,102	(4,996)	(5,848)

Net cash (used in) provided by operating activities	(14,680)	8,674	7,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,585)	(5,732)	(9,822)
Net cash used in acquisition of businesses, primarily inventory	(2,258)	(4,393)	(4,638)
Proceeds from insurance settlements	—	—	1,743
Proceeds from sale of property and equipment	151	2,483	113

Net cash used in investing activities	(8,692)	(7,642)	(12,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	24,984	1,819	1,823
Debt modification costs	(10)	—	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,245	1,380	3,109

Net cash provided by financing activities	26,219	3,199	4,932

NET INCREASE IN CASH AND CASH EQUIVALENTS:	2,847	4,231	139
CASH AND CASH EQUIVALENTS, beginning of period	16,539	19,386	23,617

CASH AND CASH EQUIVALENTS, end of period	$19,386	$23,617	$23,756

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	3,261	4,322	4,380
Income taxes	31	10	330

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase our sale over the Internet of used boats and a wide range of boating parts, accessories, supplies, and products; the sale of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements. As of September 30, 2013, we operated through 54 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Bayliner, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 38% of our revenue in fiscal 2013. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented approximately 49% of Brunswick’s Sea Ray boat sales, during our fiscal 2013.

We have dealership agreements with Sea Ray, Boston Whaler, Bayliner, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler and Bayliner through multi-year dealer agreements for many of our geographic markets. We are a party to a dealer agreement with Hatteras Yachts that gives us the exclusive right to sell Hatteras Yachts throughout the states of Florida (excluding the Florida panhandle), New Jersey, New York, and Texas. We are also the exclusive dealer for Cabo Yachts throughout the states of Florida, New Jersey, and New York through a dealer agreement. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 13% of our revenue in fiscal 2013. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with manufacturers, other than Sea Ray, Boston Whaler, Bayliner, Meridian, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray and Azimut as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 49%, and 51% of our revenue during fiscal 2011, 2012, and 2013, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including to a more limited extent in fiscal 2012 and 2013. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2012 and 2013, our lower of cost or market valuation allowance was $2.8 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2013, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at September 30, 2013.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2013, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2013, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2011	2012	2013
New boat sales	60.6%	62.7%	61.9%
Used boat sales	19.0%	17.8%	19.4%
Maintenance, repair, storage, and charter services	8.9%	8.3%	8.0%
Finance and insurance products	2.7%	2.8%	2.8%
Parts and accessories	6.2%	6.0%	5.5%
Brokerage services	2.6%	2.4%	2.4%

Total Revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $11.2 million, $9.5 million, and $9.8 million, net of related co-op assistance of approximately $364,000, $390,000, and $419,000, for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2012 or 2013, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following at September 30,

	2012	2013
	(Amounts in thousands)
Trade receivables	$11,348	$14,982
Amounts due from manufacturers	7,061	4,060
Other receivables	411	368

	$18,820	$19,410

4. INVENTORIES:

Inventories, net, consisted of the following at September 30,

	2012	2013
	(Amounts in thousands)
New boats, motors, and trailers	$179,210	$189,618
Used boats, motors, and trailers	29,427	31,701
Parts, accessories, and other	6,483	6,722

	$215,120	$228,041

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at September 30,

	2012	2013
	(Amounts in thousands)
Land	$41,050	$40,939
Buildings and improvements	79,540	81,212
Machinery and equipment	25,407	26,334
Furniture and fixtures	3,904	4,656
Vehicles	4,761	4,945

	154,662	158,086
Accumulated depreciation and amortization	(55,866)	(57,747)

	$98,796	$100,339

Depreciation and amortization expense on property and equipment totaled approximately $6.5 million, $6.4 million, and $6.8 million for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At September 30, 2013, we were in compliance with all of the covenants under the Amended Credit Facility. The interest rate for amounts outstanding under the Amended Credit Facility is now 355 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”) a reduction of 28 basis points from the prior amendment. There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,081 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

We were also a party to an Inventory Financing Agreement (the “CGI Facility”) with CGI Finance, Inc. (“CGI”). The CGI Facility provided a floor plan financing commitment of $30 million and was designed to provide financing for our Azimut Yacht inventory needs. The CGI Facility was not renewed by the Company and expired in August 2013; however, existing advances under the CGI Facility can remain outstanding for up to 18 months. The interest rate for amounts outstanding under the CGI Facility is 350 basis points above the one month London Inter-Bank Offering Rate. Azimut Yacht inventory is now financed under the Amended Credit Facility.

As of September 30, 2012 and 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $120.6 million and $122.5 million, respectively. At September 30, 2012 and 2013, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.7%. At September 30, 2013, our additional available borrowings under our Amended Credit Facility were approximately $34.8 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At September 30, 2013, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

8. INCOME TAXES:

The components of our benefit from income taxes consisted of the following for the fiscal years ended September 30,

	2011	2012	2013
	(Amounts in thousands)
Current benefit:
Federal	$(235)	$(116)	$101
State	(132)	(60)	(995)

Total current benefit	(367)	$(176)	$(894)

Deferred benefit:
Federal	—	—	—
State	—	—	—

Total deferred benefit	—	—	—

Total income tax benefit	$(367)	$(176)	$(894)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2011	2012	2013
Federal tax (benefit) provision	(35.0)%	35.0%	35.0%
State taxes, net of federal effect	(6.8)%	(16.8)%	(0.7)%
Stock based compensation	0.7%	7.5%	0.6%
Valuation allowance	39.5%	(50.2)%	(45.0)%
Federal NOL carryback	(2.0)%	(12.6)%	0.0%
Foreign rate differential	0.0%	15.4%	2.9%
Other	0.5%	2.7%	0.9%

Effective tax rate	(3.1)%	(19.0)%	(6.3)%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at September 30,

	2012	2013
	(Amounts in thousands)
Current deferred tax assets:
Inventories	$1,644	$1,494
Accrued expenses	651	1,269

Current deferred tax assets	2,295	2,763
Valuation allowance	(2,295)	(2,763)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Depreciation and amortization	$11,945	$8,275
Stock based compensation	4,177	4,216
FIN 48 deferred tax asset	482	70
Tax loss carryforwards	29,196	26,726
Other	182	294

Long-term deferred tax assets	45,982	39,581
Valuation allowance	(45,982)	(39,581)

Net long-term deferred tax assets	$—	$—

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that a full valuation allowance was needed given cumulative losses in recent years excluding the Deepwater Horizon recoveries. The total valuation allowance at September 30, 2012 and 2013 was $48.3 million and $42.3 million, respectively.

Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2012 and 2013, we had approximately $1.5 million and $224,000, respectively, of gross unrecognized tax benefits, of which approximately $1.0 million and $154,000, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2012 and 2013 is as follows:

	2012	2013
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$1,581	$1,498
Increases in tax positions for prior years	46	34
Decreases in tax positions for prior years	(32)	(1,308)
Lapse of statute of limitations	(97)	0

Unrecognized tax benefits at September 30,	$1,498	$224

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2012 and 2013, interest and penalties represented approximately $673,000 and $100,000, respectively, of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2010, and we are not subject to audits prior to the 2009 fiscal year for the majority of the state jurisdictions.

It is reasonably possible that a change to the total amount of unrecognized tax benefits could occur in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions.

9. STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2013, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2011, 2012, and 2013 was approximately $1.4 million, $1.5 million, and $3.3 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2011, 2012, and 2013. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2012 through September 30, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2012	1,062,448	2,507,685	$4,588	$9.86	6.5
Options authorized	1,000,000	—		—
Options granted	(572,250)	572,250		$7.62
Options cancelled/forfeited/expired	273,897	(273,897)		$11.23
Restricted stock awards forfeited	23,442	—		—
Options exercised	—	(504,400)		$5.34

Balance at September 30, 2013	1,787,537	2,301,638	$10,419	$10.13	6.5

Exercisable at September 30, 2013		1,795,321	$7,934	$10.93	5.9

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2011, 2012, and 2013 was $5.15, $4.30, and $4.49, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2011, 2012, and 2013 was approximately $766,000, $1.4 million, and $3.3 million, respectively.

As of September 30, 2012 and 2013, there were approximately $921,000 and $980,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 1.9 years and 2.0 years, respectively. The total fair value of options vested during the fiscal years ended September 30, 2011, 2012, and 2013 was approximately $4.1 million, $3.1 million, and $2.5 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2011	2012	2013
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	0.8%	0.6%
Volatility	94.9%	89.9%	80.1%
Expected life	4.4 years	4.5 years	4.3 years

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2011	2012	2013
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.1%	0.1%
Volatility	48.9%	51.8%	54.8%
Expected life	Six months	Six months	Six months

As of September 30, 2013, we had issued 596,030 shares of common stock under our Stock Purchase Plan.

13. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to certain key employees pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain restricted stock awards granted in fiscal 2008 required certain levels of performance by us by September 2011 before they were earned: these metrics were not met, and the awards were forfeited. Certain RSUs granted in fiscal 2010, 2011, and 2012 require a minimum level of performance of our stock price compared with an index over designated time periods from the grant date before they are earned, or the awards will be forfeited. The stock underlying the RSUs will be delivered upon vesting. The performance metrics for the RSUs granted in fiscal 2010 were not met by the September 2012 measurement date, and the awards were forfeited. The performance metrics for the RSUs granted in fiscal 2011 were met by the September 2013 measurement date, and the awards were earned.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2012 through September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012	124,108	$6.62
Changes during the period
Awards vested	(35,996)	$7.44
Awards forfeited	(23,442)	$6.50

Non-vested balance at September 30, 2013	64,670	$6.04

As of September 30, 2013, we had approximately $135,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.1 years.

14. NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share for the fiscal years ended September 30,

	2011	2012	2013
Weighted average common shares outstanding used in calculating basic income (loss) per share	22,375,271	22,740,986	23,253,992
Effect of dilutive options	—	594,932	749,736

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	22,375,271	23,335,918	24,003,728

During the fiscal years ended September 30, 2012 and 2013, there were 1,546,207 and 1,728,042 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the fiscal year ended September 30, 2011, no options were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would have been anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $6.1 million, $5.1 million, and $5.4 million for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases at September 30, 2013, were as follows:

(Amounts in thousands)
2014	$5,254
2015	4,053
2016	3,188
2017	2,367
2018	1,701
Thereafter	1,533

Total	$18,096

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. In addition, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit naming our company as defendant. The lawsuit alleges a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares. The court has entered judgment in our favor and the matter is currently pending appeal. While it is not feasible to determine the actual outcome of these actions as of September 30, 2013, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In fiscal 2013 we recognized a recovery of approximately $11.8 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. The recovery was recorded as a reduction in selling, general, and administrative expenses on our consolidated statements of operations. While additional claims are outstanding, we cannot be certain of the amount of any further recovery.

During fiscal 2011, 2012, and 2013, we incurred costs associated with store closings and lease terminations of approximately $750,000, $350,000, and $162,000, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2011, 2012, and 2013.

In connection with our workers’ compensation insurance policies, we maintain a letter of credit in the amount of $800,000 with our policy holder. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 2013.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

16. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $283,000, $298,000, and $440,000 for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
	(Amounts in thousands except share and per share data)
Revenue	$91,787	$143,992	$151,330	$137,347	$99,051	$160,008	$175,756	$149,682
Cost of sales	66,213	109,614	111,040	104,306	72,773	122,358	128,949	109,564

Gross profit	25,574	34,378	40,290	33,041	26,278	37,650	46,807	40,118
Selling, general, and administrative expenses	28,570	30,994	34,659	33,690	29,443	36,100	33,047	33,915

(Loss) income from operations	(2,996)	3,384	5,631	(649)	(3,165)	1,550	13,760	6,203
Interest expense	1,217	1,203	1,018	1,009	997	1,166	1,193	862

(Loss) income before income tax benefit (provision)	(4,213)	2,181	4,613	(1,658)	(4,162)	384	12,567	5,341
Income tax benefit (provision)	—	116	—	60	—	(40)	1,070	(136)

Net (loss) income	$(4,213)	$2,297	$4,613	$(1,598)	$(4,162)	$344	$13,637	$5,205

Net (loss) income per share:
Diluted	$(0.19)	$0.10	$0.20	$(0.07)	$(0.18)	$0.01	$0.56	$0.21

Weighted average number of shares:
Diluted	22,592,370	23,253,524	23,515,737	22,906,723	22,955,715	24,019,409	24,177,020	24,267,879