Form 10-Q
period 2013-12-31
MARINEMAX INC
filed 2014-02-06
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 31, 2014 was 24,585,246.

MARINEMAX, INC. AND SUBSIDIARIES

EX – 10.34

EX – 31.1

EX – 31.2

EX – 32.1

EX – 32.2

EX – 101 INSTANCE DOCUMENT

EX – 101 SCHEMA DOCUMENT

EX – 101 CALCULATION LINKBASE DOCUMENT

EX – 101 LABEL LINKBASE DOCUMENT

EX – 101 PRESENTATION LINKBASE DOCUMENT

EX – 101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2012	2013
Revenue	$99,051	$109,592
Cost of sales	72,773	79,682

Gross profit	26,278	29,910
Selling, general, and administrative expenses	29,443	32,282

Loss from operations	(3,165)	(2,372)
Interest expense	997	997

Loss before income tax benefit	(4,162)	(3,369)
Income tax benefit	—	—

Net loss	$(4,162)	$(3,369)

Basic and diluted net loss per common share	$(0.18)	$(0.14)

Weighted average number of common shares used in computing net loss per common share:
Basic and diluted	22,955,715	23,715,945

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,756	$15,904
Accounts receivable, net	19,410	13,674
Inventories, net	228,041	238,052
Prepaid expenses and other current assets	4,849	4,799

Total current assets	276,056	272,429
Property and equipment, net	100,339	100,182
Other long-term assets, net	5,507	5,526

Total assets	$381,902	$378,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,474	$4,133
Customer deposits	9,342	11,522
Accrued expenses	20,331	14,877
Short-term borrowings	122,470	125,913

Total current liabilities	159,617	156,445
Long-term liabilities	473	440

Total liabilities	160,090	156,885
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2013 and December 31, 2013	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 24,336,495 and 24,561,254 shares issued and 23,545,595 and 23,770,354 shares outstanding at September 30, 2013 and December 31, 2013, respectively	24	25
Additional paid-in capital	221,729	224,537
Retained earnings	15,869	12,500
Treasury stock, at cost, 790,900 shares held at September 30, 2013 and December 31, 2013	(15,810)	(15,810)

Total stockholders’ equity	221,812	221,252

Total liabilities and stockholders’ equity	$381,902	$378,137

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812

Net loss	—	—	—	(3,369)	—	(3,369)
Shares issued pursuant to employee stock purchase plan	27,221	—	282	—	—	282
Shares issued upon vesting of equity awards, net of tax withholding	8,660	—	—	—	—	—
Shares issued upon exercise of stock options	185,898	1	1,374	—	—	1,375
Stock-based compensation	2,980	—	1,152	—	—	1,152

BALANCE, December 31, 2013	24,561,254	$25	$224,537	$12,500	$(15,810)	$221,252

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,162)	$(3,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,675	1,762
Loss (gain) on sale of property and equipment	14	(30)
Gain on insurance settlements	(261)	(214)
Stock-based compensation expense	1,050	1,152
Decrease (increase) in —
Accounts receivable, net	5,307	5,826
Inventories, net	(11,692)	(10,011)
Prepaid expenses and other assets	103	31
(Decrease) increase in —
Accounts payable	(2,675)	(3,291)
Customer deposits	5,325	2,180
Accrued expenses and long-term liabilities	(4,477)	(5,413)

Net cash used in operating activities	(9,793)	(11,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,772)	(1,625)
Proceeds from insurance settlements	1,250	—
Proceeds from sale of property and equipment	20	50

Net cash used in investing activities	(1,502)	(1,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	2,719	3,443
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	352	1,657

Net cash provided by financing activities	3,071	5,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,224)	(7,852)
CASH AND CASH EQUIVALENTS, beginning of period	23,617	23,756

CASH AND CASH EQUIVALENTS, end of period	$15,393	$15,904

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,037	$859
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently entered into the charter business of power and sailing yachts in the British Virgin Islands. This business, thus far, has not had a material effect on our condensed consolidated financial statements. As of December 31, 2013, we operated through 54 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our charter business, MarineMax Vacations, maintains a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, Harris FloteBote, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 38% of our revenue in fiscal 2013. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented approximately 49% of Brunswick’s Sea Ray boat sales, during our fiscal 2013.

We have dealership agreements with Sea Ray, Boston Whaler, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut Yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We are a party to a multi-year dealer agreement with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through a multi-year dealer agreement for many of our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 13% of our revenue in fiscal 2013. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with manufacturers, other than Sea Ray, Boston Whaler, Meridian, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray and Azimut as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 49%, and 51% of our revenue during fiscal 2011, 2012, and 2013, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also have adversely affected our operations in certain markets and could do so in the future.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including to a more limited extent in fiscal 2012, 2013, and to date in fiscal 2014. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

2. BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2013, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at December 31, 2013 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected in future periods.

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

3. REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2013, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2013, based upon our experience with terminations or defaults on the service contracts.

4. INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2013 and December 31, 2013, our lower of cost or market valuation allowance was $1.8 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

5. IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at December 31, 2013.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income and tax planning strategies. Under the provisions of ASC 740-10, we determined that our net deferred tax assets needed a full valuation allowance due to cumulative losses in recent years, exclusive of unusual items.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2013, we were in compliance with all of the covenants under the Amended Credit Facility. The interest rate for amounts outstanding under the Amended Credit Facility is now 355 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”) a reduction of 28 basis points from the prior amendment. There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

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

As of December 31, 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $125.9 million. At December 31, 2012 and 2013, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.6%, respectfully. At December 31, 2013, our additional available borrowings under our Amended Credit Facility were approximately $35.1 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At December 31, 2013, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2012 and 2013, we recognized stock-based compensation expense of approximately $1.1 million and $1.2 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2012 and 2013.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2012 and 2013, was approximately $352,000 and $1.7 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

9. THE INCENTIVE STOCK PLANS:

During February 2013, our stockholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares. During January 2011, our stockholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan and the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2013 through December 31, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2013	1,787,537	2,301,638	$10,419	$10.13	6.5
Options granted	(566,000)	566,000		$15.81
Options cancelled/forfeited/expired	54,028	(54,028)		$17.16
Options exercised	—	(185,898)		$7.39

Balance at December 31, 2013	1,275,565	2,627,712	$16,067	$11.40	7.1

Exercisable at December 31, 2013		1,704,805	$12,372	$11.11	6.0

The weighted average grant date fair value of options granted during the three months ended December 31, 2012 and 2013 was $4.48 and $6.24, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2012 and 2013 was $74,000 and $1.4 million, respectively.

As of December 31, 2012 and 2013, there were approximately $2.4 million and $3.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years and 2.6 years, respectively. The total fair value of options vested during the three months ended December 31, 2012 and 2013 was approximately $1.1 million and $1.0 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2012	2013
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.6%	0.7%
Volatility	80.7%	55.7%
Expected life	4.3 years	3.2 years

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2012	2013
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%
Volatility	65.9%	41.3%
Expected life	six months	six months

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

The following table summarizes restricted stock award activity from September 30, 2013 through December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2013	64,670	$6.04
Changes during the period
Awards vested	(5,330)	$7.23

Non-vested balance at December 31, 2013	59,340	$5.93

As of December 31, 2013, we had approximately $103,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 0.9 years.

12. NET LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and non-vested restricted stock awards. The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net loss per share:

	Three Months Ended December 31,
	2012	2013
Weighted average common shares outstanding used in calculating basic loss per share	22,955,715	23,715,945
Effect of dilutive options and non-vested restricted stock awards	—	—

Weighted average common and common equivalent shares used in calculating diluted loss per share	22,955,715	23,715,945

For the three months ended December 31, 2012 and 2013, no options or non-vested restricted stock awards were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2013, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our plans to resume our growth through acquisitions and new store openings when more normal economic conditions return; our ability to capitalize on our core strengths to substantially outperform the industry and result in market share gains; our ability to align our retailing strategies with the desire of consumers; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

General

We are the largest recreational boat retailer in the United States with fiscal 2013 revenue in excess of $580 million. Through our current 54 retail locations in 18 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage services; and, where available, offer slip and storage accommodations. We recently entered into the charter business of power and sailing yachts in the British Virgin Islands. This business, thus far, has not had a material effect on our condensed consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We have not completed any acquisitions to date in fiscal 2014. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2012 and 2013.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 49%, and 51% of our revenue during fiscal 2011, 2012, and 2013, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also have adversely affected our operations in certain markets and could do so in the future.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including to a more limited extent in fiscal 2012, 2013, and to date in fiscal 2014. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2013. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition — Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses. Our consideration received from our vendors contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and the ability to meet certain criteria stipulated by our vendors. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our vendor considerations which would result in a material effect on our operating results.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2013 and December 31, 2013, our lower of cost or market valuation allowance was $1.8 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles—Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2013, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at December 31, 2013. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income and tax planning strategies. Under the provisions of ASC 740-10, we determined that our net deferred tax assets needed a full valuation allowance due to cumulative losses in recent years, exclusive of unusual items.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make subjective assumptions and judgments regarding our effective tax rate and our income tax exposure. Our effective income tax rate is affected by changes in tax law in the jurisdictions in which we currently operate, tax jurisdictions of new retail locations, our earnings, and the results of tax audits. We believe that the judgments and estimates discussed herein are reasonable.

Stock-Based Compensation

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments includes estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our stock-based compensation which would result in a material effect on our operating results.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2013 with the three months ended December 31, 2012 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2013 Compared with Three Months Ended December 31, 2012

Revenue. Revenue increased $10.5 million, or 10.6%, to $109.6 million for the three months ended December 31, 2013 from $99.1 million for the three months ended December 31, 2012. Of this increase, $9.3 million was attributable to a 9.5% increase in comparable-store sales. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands we are now carrying, and incremental increases in parts and service. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $3.6 million, or 13.8%, to $29.9 million for the three months ended December 31, 2013 from $26.3 million for the three months ended December 31, 2012. Gross profit as a percentage of revenue increased to 27.3% for the three months ended December 31, 2013 from 26.5% for the three months ended December 31, 2012. The increase in gross profit was primarily attributable to the increase in comparable-store sales and incrementally increased margins on new and used boat sales due to improving industry inventory and industry-wide conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.8 million, or 9.6%, to $32.3 million for the three months ended December 31, 2013 from $29.4 million for the three months ended December 31, 2012. Selling, general, and administrative expenses as a percentage of revenue decreased to 29.4% for the three months ended December 31, 2013 from 29.7% for the three months ended December 31, 2012. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales and restructured commission plans; increased insurance costs related to property, casualty, liability and healthcare; and increased payroll associated with improved performance and modest personnel growth.

Interest Expense. Interest expense remained flat at $997,000 for the three months ended December 31, 2013 and 2012. Interest expense as a percentage of revenue decreased to 0.9% for the three months ended December 31, 2013 from 1.0% for the three months ended December 31, 2012. The decrease was primarily a result of a lower interest rate under our credit facility.

Income Tax Benefit. We had no income tax expense or benefit for the three months ended December 31, 2013 and 2012. Our effective income tax rate was zero for both the three months ended December 31, 2013 and 2012. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2014, to the extent we generate taxable income, the income tax expense would be offset by the utilization of the fully valued net operating loss carryforward.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon the collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At December 31, 2013, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2013 and 2012, cash used in operating activities was approximately $11.4 million and $9.8 million, respectively. For the three months ended December 31, 2013 and 2012, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received and seasonal declines in accounts payable and accrued expenses, and was partially offset by an increase in customer deposits as a result of large yachts that were sold on order.

For the three months ended December 31, 2013 and 2012, cash used in investing activities was approximately $1.6 million and $1.5 million, respectively. For the three months ended December 31, 2013, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2012, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and partially offset by insurance proceeds received as a result of Hurricane Sandy.

For the three months ended December 31, 2013 and 2012, cash provided by financing activities was approximately $5.1 million and $3.1 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At December 31, 2013, we were in compliance with all of the covenants under the Amended Credit Facility. The interest rate for amounts outstanding under the Amended Credit Facility is now 355 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”) a reduction of 28 basis points from the prior amendment. There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

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

As of December 31, 2013, our indebtedness associated with financing our inventory and working capital needs totaled approximately $125.9 million. At December 31, 2012 and 2013, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.6%, respectively. At December 31, 2013, our additional available borrowings under our Amended Credit Facility were approximately $35.1 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 224,759 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the three months ended December 31, 2013 for approximately $1.7 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all our regular employees who have completed at least one year of continuous service.

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

Impact of Seasonality and Weather on Operations

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January has historically stimulated boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States or close retail locations in warm climates.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2013, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2013 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming the Company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against the Company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, the plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against the Company and certain directors and officers. The Second Amended Complaint alleges damages in excess of $10 million. On March 7, 2013, the District Court issued an order dismissing the three fraud claims against the Company and our directors and officers. On March 21, 2013, we filed an Answer to the Second Amended Complaint, denying any liability to the plaintiffs. On July 15, 2013, we filed a Motion for Summary Judgment dismissing the plaintiffs’ remaining breach of contract claim against the Company. On August 22, 2013, the District Court granted our Motion for Summary Judgment and entered judgment for the Company. On September 20, 2013, the plaintiffs filed their Notice of Appeal. The appeal before the United States Court of Appeals for the Second Circuit is scheduled to be fully briefed in April 2014, and argued later in the year. We continue to believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.34*	Consulting Agreement, dated November 19, 2013, by and between the Company and Kurt M. Frahn. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed on November 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 6, 2014	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)