Form 10-Q
period 2014-06-30
MARINEMAX INC
filed 2014-08-05
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

The number of outstanding shares of the registrant’s Common Stock on July 31, 2014 was 24,855,122.

MARINEMAX, INC. AND SUBSIDIARIES

EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101 INSTANCE DOCUMENT
EX – 101 SCHEMA DOCUMENT
EX – 101 CALCULATION LINKBASE DOCUMENT
EX – 101 DEFINITION LINKBASE DOCUMENT
EX – 101 LABEL LINKBASE DOCUMENT
EX – 101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014

Revenue	$175,756	$214,401	$434,815	$460,607
Cost of sales	128,949	160,195	324,080	341,705

Gross profit	46,807	54,206	110,735	118,902

Selling, general, and administrative expenses	33,047	41,652	98,591	109,609

Income from operations	13,760	12,554	12,144	9,293

Interest expense	1,193	1,051	3,355	3,138

Income before income tax benefit	12,567	11,503	8,789	6,155

Income tax benefit	1,070	—	1,029	—

Net income	$13,637	$11,503	$9,818	$6,155

Basic net income per common share	$0.58	$0.48	$0.42	$0.26

Diluted net income per common share	$0.56	$0.47	$0.41	$0.25

Weighted average number of common shares used in computing net income per common share:

Basic	23,388,384	24,012,991	23,176,664	23,857,606

Diluted	24,177,020	24,719,369	23,914,763	24,601,712

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2013	June 30, 2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,756	$41,820
Accounts receivable, net	19,410	24,196
Inventories, net	228,041	234,257
Prepaid expenses and other current assets	4,849	4,737

Total current assets	276,056	305,010

Property and equipment, net	100,339	101,855
Other long-term assets, net	5,507	5,448

Total assets	$381,902	$412,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,474	$13,370
Customer deposits	9,342	10,717
Accrued expenses	20,331	22,794
Short-term borrowings	122,470	131,042

Total current liabilities	159,617	177,923

Long-term liabilities	473	611

Total liabilities	160,090	178,534

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding at September 30, 2013 and June 30, 2014	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 24,336,495 and 24,834,548 shares issued and 23,545,595 and 24,043,648 shares outstanding at September 30, 2013 and June 30, 2014, respectively	24	25
Additional paid-in capital	221,729	227,540
Retained earnings	15,869	22,024
Treasury stock, at cost, 790,900 shares held at September 30, 2013 and June 30, 2014	(15,810)	(15,810)

Total stockholders’ equity	221,812	233,779

Total liabilities and stockholders’ equity	$381,902	$412,313

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812

Net income	—	—	—	6,155	—	6,155
Shares issued pursuant to employee stock purchase plan	55,333	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	8,660	—	—	—	—	—
Shares issued upon exercise of stock options	426,076	1	3,096	—	—	3,097
Stock-based compensation	7,984	—	2,141	—	—	2,141

BALANCE, June 30, 2014	24,834,548	$25	$227,540	$22,024	$(15,810)	$233,779

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,818	$6,155
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,130	5,411
Loss on sale of property and equipment	86	248
Gain on insurance settlements	(192)	(193)
Stock-based compensation expense	2,251	2,141
(Increase) decrease in —
Accounts receivable, net	(10,045)	(5,644)
Inventories, net	(15,860)	(6,216)
Prepaid expenses and other assets	(123)	(246)
Increase (decrease) in —
Accounts payable	16	6,159
Customer deposits	9,848	1,375
Accrued expenses and long-term liabilities	(1,318)	2,675

Net cash (used in) provided by operating activities	(389)	11,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,846)	(6,860)
Net cash used in acquisition of businesses, primarily inventory	(4,638)	—
Proceeds from insurance settlements	1,869	714
Proceeds from sale of property and equipment	39	102

Net cash used in investing activities	(10,576)	(6,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	21,686	8,572
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,966	3,671

Net cash provided by financing activities	24,652	12,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,687	18,064
CASH AND CASH EQUIVALENTS, beginning of period	23,617	23,756

CASH AND CASH EQUIVALENTS, end of period	$37,304	$41,820

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,414	$3,043
Income taxes	$—	$36

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently entered into the charter business of power and sailing yachts in the British Virgin Islands. This business, thus far, has not had a material effect on our condensed consolidated financial statements. As of June 30, 2014, we operated through 55 retail locations in 18 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our charter business, MarineMax Vacations, maintains a facility in Tortola, British Virgin Islands.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2014, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet at June 30, 2014 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected in future periods.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

4.	REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2014, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2014, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2013 and June 30, 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at June 30, 2014.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income and tax planning strategies. Based on the available evidence, under the provisions of ASC 740-10, we determined that our net deferred tax assets needed a full valuation allowance as of September 30, 2013 and June 30, 2014.

8.	SHORT-TERM BORROWINGS:

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

As of June 30, 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $131.0 million. At June 30, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.6%, respectfully. At June 30, 2014, our additional available borrowings under our Amended Credit Facility were approximately $24.7 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. At June 30, 2014, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. A continuation of unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

9.	STOCK-BASED COMPENSATION:

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

During the nine months ended June 30, 2013 and 2014, we recognized stock-based compensation expense of approximately $2.3 million and $2.1 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2013 and 2014.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2013 and 2014 was approximately $3.0 million and $3.7 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2013 through June 30, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at September 30, 2013	1,787,537	2,301,638	$10,419	$10.13	6.5
Options granted	(571,000)	571,000		$15.81
Options cancelled/forfeited/expired	115,602	(115,602)		$20.63
Options exercised	—	(426,076)		$7.27

Balance at June 30, 2014	1,332,139	2,330,960	$15,427	$11.52	6.8

Exercisable at June 30, 2014		1,558,279	$12,456	$10.86	5.7

The weighted average grant date fair value of options granted during the nine months ended June 30, 2013 and 2014 was $4.49 and $6.23, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2013 and 2014 was $3.0 million and $3.5 million, respectively.

As of June 30, 2013 and 2014, there were approximately $1.3 million and $2.5 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.2 years and 2.2 years, respectively. The total fair value of options vested during the nine months ended June 30, 2013 and 2014 was approximately $2.0 million and $1.6 million, respectively.

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

The following are the weighted average assumptions used for each respective period where options were issued:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.8%	0.6%	0.7%
Volatility	57.1%	51.7%	80.1%	55.7%
Expected life	3.0 years	3.0 years	4.3 years	3.2 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	37.2%	37.4%	57.6%	39.5%
Expected life	Six months	Six months	Six months	Six months

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2013 through June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2013	64,670	$6.04
Changes during the period
Awards vested	(5,330)	$7.23

Non-vested balance at June 30, 2014	59,340	$5.93

As of June 30, 2014, we had approximately $45,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 0.4 years.

13.	NET INCOME PER SHARE:

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and non-vested restricted stock awards. The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Weighted average common shares outstanding used in calculating basic income per share	23,388,384	24,012,991	23,176,664	23,857,606
Effect of dilutive options and non-vested restricted stock awards	788,636	706,378	738,099	744,106

Weighted average common and common equivalent shares used in calculating diluted income per share	24,177,020	24,719,369	23,914,763	24,601,712

During the three months ended June 30, 2013 and 2014, there were 1,355,712 and 865,864 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive. During the nine months ended June 30, 2013 and 2014, there were 1,802,040 and 1,155,397 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would have been anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2014, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 23 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2012, 2013, and 2014.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year, including to a more limited extent in fiscal 2012, 2013, and to date in fiscal 2014. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more favorable economic conditions return. However, we cannot predict the length or severity of these current unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

Although economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions will yield an increase in future revenue. As general economic trends improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2014. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2013 and June 30, 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2014, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed at June 30, 2014. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income and tax planning strategies. Based on the available evidence, under the provisions of ASC 740-10, we determined that our net deferred tax assets needed a full valuation allowance as of September 30, 2013 and June 30, 2014.

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

Stock-Based Compensation

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock units with market conditions, we utilize a Monte Carlo simulation embedded in a lattice model to determine the fair value. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our stock-based compensation which would result in a material effect on our operating results.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2014 with the three and nine months ended June 30, 2013 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenue. Revenue increased $38.6 million, or 22.0%, to $214.4 million for the three months ended June 30, 2014 from $175.8 million for the three months ended June 30, 2013. Of this increase, $38.7 million was attributable to a 22.1% increase in comparable-store sales, which was partially offset by an approximate $0.1 million, net, decrease related to stores closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental new boat sales, partly attributable to new brands we are now carrying, and incremental increases in brokerage sales, parts and accessories products, storage services, and charter services. We believe that improving industry conditions resulting from improved economic conditions also contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $7.4 million, or 15.8%, to $54.2 million for the three months ended June 30, 2014 from $46.8 million for the three months ended June 30, 2013. Gross profit as a percentage of revenue decreased to 25.3% for the three months ended June 30, 2014 from 26.6% for the three months ended June 30, 2013. The decrease in gross profit as a percentage of revenue was primarily a result of the significant mix shift in our revenue to boat sales. The increase in boat sales relative to our overall revenues caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. Additionally, to combat inclement weather early in the quarter, we were more aggressive in pricing our product. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $8.6 million, or 26.0%, to $41.7 million for the three months ended June 30, 2014 from $33.1 million for the three months ended June 30, 2013. The three months ended June 30, 2013 included approximately $7.0 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Excluding this item and making both periods comparable, selling, general, and administrative expenses increased $1.6 million, or 4.0%, and as a percentage of revenue decreased to 19.4% for the three months ended June 30, 2014 from 22.8% for the three months ended June 30, 2013. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales.

Interest Expense. Interest expense decreased $142,000, or 11.9%, to $1.1 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. Interest expense as a percentage of revenue decreased to 0.5% for the three months ended June 30, 2014 from 0.7% for the three months ended June 30, 2013. The decrease in interest expense was a result of a lower interest rate under our Credit Facility.

Income Tax Benefit. We had no income tax expense for the three months ended June 30, 2014 compared with an income tax benefit of $1.1 million for the three months ended June 30, 2013. The tax benefit for the three months ended June 30, 2013 was due to a favorable tax settlement with a state where we operate. Our effective income tax rate was low for both the three months ended June 30, 2014 and 2013. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2014, to the extent we generate income, the income tax expense would be offset by the utilization of the net operating loss carryforward for tax purposes with a full valuation allowance, except for any alternative minimum tax due.

Nine Months Ended June 30, 2014 Compared with Nine Months Ended June 30, 2013

Revenue. Revenue increased $25.8 million, or 5.9%, to $460.6 million for the nine months ended June 30, 2014 from $434.8 million for the nine months ended June 30, 2013. Of this increase, $22.9 million was attributable to a 5.3% increase in comparable-store sales, and an approximate $2.9 million, net, increase related to stores opened or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental new boat sales, partly attributable to new brands we are now carrying, and incremental increases in brokerage sales, parts and accessories products, storage services, and charter services. We believe that improving industry conditions resulting from improved economic conditions also contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $8.2 million, or 7.4%, to $118.9 million for the nine months ended June 30, 2014 from $110.7 million for the nine months ended June 30, 2013. Gross profit as a percentage of revenue increased to 25.8% for the nine months ended June 30, 2014 from 25.5% for the nine months ended June 30, 2013. The increase in gross profit was primarily attributable to incrementally increased margins on new and used boat sales due to generally improving industry conditions and enhancements to our commission structure.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.0 million, or 11.2%, to $109.6 million for the nine months ended June 30, 2014 from $98.6 million for the nine months ended June 30, 2013. The nine months ended June 30, 2013 included approximately $7.0 million from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Excluding this item and making both periods comparable, selling, general, and administrative expenses increased $4.0 million, or 3.8%, to $109.6 million and as a percentage of revenue decreased to 23.8% for the nine months ended June 30, 2014 from 24.3% for the nine months ended June 30, 2013. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales and increased insurance costs related to property, casualty, liability and healthcare, and partially offset by a decrease in healthcare costs associated with reduced claims.

Interest Expense. Interest expense decreased $217,000, or 6.5%, to $3.1 million for the nine months ended June 30, 2014 from $3.4 million for the nine months ended June 30, 2013. Interest expense as a percentage of revenue decreased to 0.7% for the nine months ended June 30, 2014 from 0.8% for the nine months ended June 30, 2013. The decrease in interest expense was a result of a lower interest rate under our Credit Facility.

Income Tax Benefit. We had no income tax expense for the nine months ended June 30, 2014 compared with an income tax benefit of $1.0 million for the nine months ended June 30, 2013. The tax benefit for the nine months ended June 30, 2013 was due to a favorable tax settlement with a state where we operate. Our effective income tax rate was low for both the nine months ended June 30, 2014 and 2013. For both periods, we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2014, to the extent we generate income, the income tax expense would be offset by the utilization of the net operating loss carryforward for tax purposes with a full valuation allowance, except for any alternative minimum tax due.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more favorable economic conditions return. However, we cannot predict the length or severity of these current unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facilities. Our ability to utilize our credit facilities to fund operations depends upon our collateral levels and compliance with the covenants of the credit facilities. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facilities and therefore our ability to utilize the credit facilities to fund operations. At June 30, 2014, we were in compliance with all covenants under our credit facilities. We currently depend upon dividends and other payments from our dealerships and our credit facilities to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2014, cash provided by operating activities was approximately $11.9 million. For the nine months ended June 30, 2013, cash used in operating activities was approximately $389,000. For the nine months ended June 30, 2014, cash provided by operating activities was primarily related to our net income, seasonal increases in accounts payable and customer deposits, partially offset by increases in inventory attributable to new brands, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2014. For the nine months ended June 30, 2013, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received and an increase in accounts receivable primarily as a result of the recovery from the Deepwater Horizon Settlement Program, partially offset by net income and an increase in customer deposits as a result of large yachts that were sold on order.

For the nine months ended June 30, 2014 and 2013, cash used in investing activities was approximately $6.0 million and $10.6 million, respectively. For the nine months ended June 30, 2014, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by insurance proceeds received as a result of Hurricane Sandy. For the nine months ended June 30, 2013, cash used in investing activities was primarily used to purchase inventory associated with a business acquisition, purchase property and equipment associated with improving existing retail facilities, and making repairs as a result of Hurricane Sandy which were partially offset by insurance proceeds received as a result of Hurricane Sandy.

For the nine months ended June 30, 2014 and 2013, cash provided by financing activities was approximately $12.2 million and $24.7 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased average inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. At June 30, 2014, we were in compliance with all of the covenants under the Amended Credit Facility. The interest rate for amounts outstanding under the Amended Credit Facility is now 355 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”) a reduction of 28 basis points from the prior amendment. There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

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

As of June 30, 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $131.0 million. At June 30, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 4.0% and 3.6%, respectively. At June 30, 2014, our additional available borrowings under our Amended Credit Facility were approximately $24.7 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

We issued a total of 498,053 shares of our common stock in conjunction with our Incentive Stock Plans and Employee Stock Purchase Plan during the nine months ended June 30, 2014 for approximately $3.7 million in cash. Our Incentive Stock Plans provide for the grant of incentive and non-qualified stock options to acquire our common stock, the grant of restricted stock and restricted stock units, the grant of common stock, the grant of stock appreciation rights, and the grant of other cash awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to us. Our Employee Stock Purchase Plan is available to all of our regular employees who have completed at least one year of continuous service.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, drought conditions (or merely reduced rainfall levels) or excessive rain may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2014, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2014 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming the Company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against the Company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, the plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against the Company and certain directors and officers. The Second Amended Complaint alleges damages in excess of $10 million. On March 7, 2013, the District Court issued an order dismissing the three fraud claims against the Company and our directors and officers. On March 21, 2013, we filed an Answer to the Second Amended Complaint, denying any liability to the plaintiffs. On July 15, 2013, we filed a Motion for Summary Judgment dismissing the plaintiffs’ remaining breach of contract claim against the Company. On August 22, 2013, the District Court granted our Motion for Summary Judgment and entered judgment for the Company. On September 20, 2013, the plaintiffs filed their Notice of Appeal. The appeal before the United States Court of Appeals for the Second Circuit is fully briefed and is scheduled for oral argument on August 21, 2014. We continue to believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

August 5, 2014	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)