Form 10-K
period 2014-09-30
MARINEMAX INC
filed 2014-12-11
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

2600 McCormick Drive

Suite 200

Clearwater, Florida 33759

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (22,598,548 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $343,271,944. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of December 1, 2014, there were outstanding 25,067,231 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2014

PART I

PART II

PART III

PART IV

Item 15	Exhibits, Financial Statement Schedules	58

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2015 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our no hassle sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth when economic conditions improve; and our belief that our retailing strategies are aligned with the desires of consumers. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2014. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 26% and 10%, respectively, of our revenue in fiscal 2014. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 8% of all Brunswick marine sales, including approximately 43% of its Sea Ray boat sales, during our fiscal 2014. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. We also are the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 14% of our revenue in fiscal 2014. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 24 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2014 was approximately $167,000, an increase of approximately 13% from approximately $148,000 in fiscal 2013, compared with the industry average selling price for calendar 2013 of approximately $41,000 based on industry data published by the National Marine Manufacturers Association. Our stores, which operated at least 12 months, averaged approximately $12.7 million in annual sales in fiscal 2014. We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales increased 11% in fiscal 2012, increased 11% in fiscal 2013, and increased 6% in fiscal 2014.

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

The U.S. recreational boating industry generated approximately $36.7 billion in retail sales in calendar 2013, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $26.9 billion of these sales in 2013 based on industry data from the National Marine Manufacturers

Association. The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat dealer. Key elements of our operating and growth strategy include the following:

•	emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, customer training, superior customer service, company-led events called Getaways! ®, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;

•	promoting national brand name recognition and the MarineMax connection;

•	offering additional marine products and services, including those with higher profit margins;

•	expanding our Internet marketing;

•	pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies;

•	opening additional retail facilities, including off-site retail displays such as mall stores, in our existing and new territories;

•	emphasizing employee recruitment and retention through training, motivation, and development;

•	emphasizing the best practices developed by us and our acquired dealers as appropriate throughout our dealerships;

•	operating with a decentralized approach to the operational management of our dealerships; and

•	utilizing common platform information technology throughout operations, which facilitates the interchange of information sharing and enhances cross-selling opportunities throughout our company.

Development of the Company; Expansion of Business

MarineMax was founded in January 1998. MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998. Since the initial acquisitions in March 1998, we have acquired 24 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations. Acquired dealers operate under the MarineMax name.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company Ocean Alexander Yachts	March 2013 April 2014	Central Florida Eastern United States

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Joint Venture

Apart from acquisitions, we have opened 31 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and the recent depressed economic conditions, we have closed 59 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of 9 during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida
Boston Whaler	2000	North Palm Beach, Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Boston Whaler	2004	North and South Carolina
Boston Whaler	2005	Houston
Meridian Yachts	2005	Chattanooga, Tennessee
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Cabo	2006	West coast of Florida
Cabo	2007	East coast of Florida
Azimut	2008	Florida
Meridian Yachts	2008	Arizona and Colorado
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris FloteBote	2010	Arizona, Missouri, Minnesota, New Jersey, and Tennessee
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, Missouri, and Tennessee
Meridian Yachts	2010	California
Harris FloteBote	2011	West Central Florida
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano, Florida
Harris FloteBote	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate
Atlantis	2013	Florida
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China

We add brands with the intent to either offer a migration path for our existing customer base or fill a gap in our product offerings. As a result, we believe that new brands we offer are complementary and do not cannibalize the business generated from our other prominent brands. We also discontinue offering product lines from time to time, primarily based upon customer preferences.

During the nine-year period from the commencement of our operations through our fiscal year ended September 30, 2007, our revenue increased from $291.0 million to more than $1.2 billion. Our revenue and net income increased in seven of those nine years over the prior year revenue and net income. This period was marked by an increase in retail locations from 41 on September 30, 1998 to 88 on September 30, 2007, resulting from acquisitions and opening new stores in existing territories.

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

Despite weakened industry conditions, we strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth when economic conditions improve. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate. We believe our expanded product offerings have strengthened our same-store sales growth. As economic conditions permit, we plan to further expand our business through both acquisitions in new territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, and through our print catalog; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon the return of normal economic conditions.

We maintain our executive offices at 2600 McCormick Drive, Suite 200, Clearwater, Florida 33759, and our telephone number is (727) 531-1700. We were incorporated in the state of Delaware in January 1998. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries,” or the “acquired companies”).

Our website is located at www.MarineMax.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”). We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices. Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 25, 2014.

Business

General

We are the largest recreational boat dealer in the United States. Through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick. Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2014. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 26% and 10%, respectively, of our revenue in fiscal 2014. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe our sales represented approximately 8% of all Brunswick marine sales, including approximately 43% of its Sea Ray boat sales, during our fiscal 2014. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. We also are the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 14% of our revenue in fiscal 2014. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

We also are involved in other boating-related activities. We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, and through our print catalog; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance, or F&I, products at our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and we conduct a yacht charter business in which we offer customers the opportunity to charter third-party and company owned power and sailing yachts in exotic locations.

U.S. Recreational Boating Industry

The total U.S. recreational boating industry generated approximately $36.7 billion in retail sales in calendar 2013, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include retail sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $26.9 billion of such sales in 2013. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins. We plan to continue to offer additional product lines and services throughout our dealerships and, when appropriate, online and various offsite locations. We are offering throughout our dealerships product lines that previously have been offered only at certain of our locations. We also obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights. In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory. We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses. We also have implemented programs to increase the sale over the Internet of used boats. In addition, we have established a yacht charter business and are conducting programs to sell used boats, offer F&I products, and sell boating parts and accessories at various offsite locations.

Marketing over the Internet. Our web initiatives span across multiple websites, including our core site, www.MarineMax.com. The websites provide customers with the ability to learn more about our company and our products. Our website generates direct sales and provides our stores with leads to potential customers for new and used boats, brokerage sales, finance and insurance products, and repair and maintenance services. In addition, we utilize various feeder websites and social networking websites to drive additional traffic and leads for our various product and service offerings. As mentioned above, we also maintain multiple online storefronts for customers to purchase used boats and a wide variety of boating parts and accessories.

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

Opening New Facilities. We intend to continue to establish additional retail facilities in our existing and new markets when markets conditions improve. We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 31 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998. We also plan to reach new customers through various innovative retail formats developed by us, such as mall stores and floating retail facilities. We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant. Based on these factors since March 1998, we have closed 59 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009.

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

Emphasizing Best Practices. We emphasize the best practices developed by us and our acquired dealers as appropriate throughout our locations. As an example, we have implemented a no-haggle sales approach at each of our dealerships. Under the MarineMax One Price hassle-free sales approach, we sell our boats at prices generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases. In addition, we adopt the best practices developed by us and our acquired dealers as applicable, considering location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

Operating with Decentralized Management. We maintain a generally decentralized approach to the operational management of our dealerships. The decentralized management approach takes advantage of the extensive experience of local managers, enabling them to implement policies and make decisions, including the appropriate product mix, based on the needs of the local market. Local management authority also fosters responsive customer service and promotes long-

term community and customer relationships. In addition, the centralization of certain administrative functions at the corporate level enhances the ability of local managers to focus their efforts on day-to-day dealership operations and the customers.

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

Products and Services

We offer new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. While we sell a broad range of new and used boats, we focus on premium brand products. In addition, we assist in arranging related boat financing, insurance, and extended service contracts; provide boat maintenance and repair services; offer slip and storage accommodations; provide boat and yacht brokerage sales; and conduct a yacht charter business.

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, the leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Meridian Yachts. In fiscal 2014, we derived approximately 40% of our revenue from the sale of new boats manufactured by Brunswick. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 26% and 10%, respectively, of our revenue in fiscal 2014. We believe that we represented approximately 8% of all of Brunswick’s marine product sales during that period. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. In fiscal 2014, we derived approximately 14% of our revenue from the sale of new boats manufactured by Azimut. During fiscal 2014, new boat sales accounted for 65.2% or $407.3 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2014 average new boat sales price of approximately $167,000, an increase of approximately 13% from approximately $148,000 in fiscal 2013, compared with an estimated industry average selling price for calendar 2013 of approximately $41,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 116’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	54’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	72’ to 155’+	3,500,000 to 35,000,000+

Convertibles
Hatteras Convertibles	54’ to 77’+	2,000,000 to 7,000,000+
Cabo	36’ to 52’	500,000 to 2,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,000,000
Atlantis	34’ to 58’	$450,000 to $2,300,000+
Meridian	34’ to 54’	400,000 to 1,800,000
Aquila	38’ to 48’	480,000 to 1,200,000
Harris FloteBote	16’ to 28’	15,000 to 150,000
Crest	19’ to 25’	20,000 to $90,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,000,000
Grady White	18’ to 37’	40,000 to 600,000
Scout	17’ to 35’	20,000 to 500,000
Sailfish	19’ to 32’	37,000 to 275,000
Ski Boats
Nautique by Correct Craft	21’ to 25’	70,000 to 190,000
Jet Boats
Scarab	19’ to 26’	20,000 to 80,000

Motor Yachts. Hatteras Yachts, Ocean Alexander Yachts, and Azimut are three of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Hatteras offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort. Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts.

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

Pleasure Boats. Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms. Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models. Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations. Meridian sport yachts and yachts are generally available in sedan and motoryacht models. All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines. We believe Atlantis sport cruisers offer a unique-on-the-water experience with the Azimut expertise expressed in a design concept that merges sportiness with the comfort and relative ease of navigation. Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. Harris FloteBote is one of the most innovative and premium pontoon boats offered and provides a variety of models to fit boaters’ needs. Crest provides a variety of high quality pontoon models to meet family recreational needs.

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

Ski Boats. The ski boats we offer are Nautique by Correct Craft, which range from entry level models to advanced models and all of which are designed to achieve an ultimate wake for increased skier and wakeboarder performance and safety. With a variety of designs and options, Nautique ski boats appeal to the competitive and recreational user alike.

Jet Boats. The Scarab jet boats we offer range from entry level models to advanced models, all of which are designed for performance and with exclusive design elements to meet family recreational needs. With a variety of designs and options, the jet boats we offer will appeal to a broad audience of jet boat enthusiasts as well as existing customers.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2014, used boat sales accounted for 16.8% or $104.9 million of our revenue, and 69.7% of the used boats we sold were Brunswick models.

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

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

We offer marine engines and propellers, substantially all of which are manufactured by Mercury Marine, a division of Brunswick. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements. See “Business — Environmental and Other Regulatory Issues.” An industry leader for over seventy-five years, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories. Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

We also sell a broad variety of marine parts and accessories at our retail locations, at various offsite locations, and through our print catalog. These marine parts and accessories include marine electronics; dock and anchoring products, such as boat fenders, lines, and anchors; boat covers; trailer parts; water sport accessories, such as tubes, lines, wakeboards, and skies; engine parts; oils; lubricants; steering and control systems; corrosion control products, service products; high-performance accessories, such as propellers and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment. We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logos. In all of our parts and accessories business, we utilize our industry knowledge and experience to offer boating enthusiasts high-quality products with which we have experience.

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for 5.1% or $32.3 million of our fiscal 2014 revenue.

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

Maintenance, repair, and storage services accounted for 7.2% or $45 million of our revenue during fiscal 2014 of which, 4.8% or $29.8 million related to repair services, 1.0% or $6.5 million related to parts and accessories for repairs, and 1.4% or $8.7 million related to income from storage service rentals. This includes warranty and non-warranty services.

F&I Products

At each of our retail locations and at various offsite locations where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit life, and accident, disability, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 90 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

We also offer third-party extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible. While we sell all new boats with the boat manufacturer’s standard hull and engine warranty, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee for arranging an extended service contract. Most required services under the contracts are provided by us and paid for by the third-party contract holder.

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

During fiscal 2014, fee income generated from F&I products accounted for 2.6% or $16.1 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them on various internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. During fiscal 2014, brokerage sales commissions accounted for 2.5% or $15.4 million of our revenue.

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

Yacht Charter

We recently launched a yacht charter business in which we offer customers the opportunity to charter power and sailing yachts in exotic destinations, starting with our initial location in the British Virgin Islands. In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us. The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the term of the management agreement and take possession of their yachts following the expiration of the yacht management agreements. During fiscal 2014, the income from rentals of chartering power and sailing yachts accounted for 0.6% or $3.6 million of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 54 retail locations in Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Naples Bay, Tampa Bay, and the Saint Andrews Bay in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; Tennessee River in Tennessee; and Clear Lake and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating lifestyle. We believe that the critical elements of our sales philosophy include our appealing retail locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boating, and providing our customers with opportunities for boating through our MarineMax Getaways!. We strive to provide superior customer service and support before, during, and after the sale. Our team and customers are United by Water®.

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

The brands we offer are diverse in size and use. Spread across our customer activities of leisure, fishing, watersports, luxury, and vacations. We believe the transformative qualities of the water should be shared by everyone, so we created our boat lineup accordingly. Our promise gives them meaning and reason to exist next to one another on our showroom floor.

We sell our boats at posted MarineMax “One” Prices that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

As a part of our sales and marketing efforts, our online marketing activity is important, with the majority of leads coming through our website, www.MarineMax.com , and emails used as the primary marketing tool for our stores to connect with their customers. Social media is a growing venue for customer engagement with stores and prospecting of new leads.

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

As a result of our relative size, we believe we have a competitive advantage within the industry by being able to conduct an organized and systematic advertising and marketing effort. Part of our marketing effort includes an integrated customer relationship management system that tracks the status of each sales representative’s contacts with a prospect, automatically generates follow-up correspondence, and facilitates company-wide availability of a particular boat or other marine product desired by a customer.

Suppliers and Inventory Management

We purchase substantially all of our new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership. We also exchange new boats with other dealers to accommodate customer demand and to balance inventory.

We purchase new boats and other marine-related products from Brunswick, which is the world’s largest manufacturer of marine products, including Sea Ray, Boston Whaler, Harris FloteBote, and Meridian. We also purchase new boats and other marine related products from other manufacturers, including Azimut, Cabo, Hatteras, Grady White, Scout, Sailfish, Malibu, and Nautique by Correct Craft. In fiscal 2014, sales of new Brunswick and Azimut boats accounted for approximately 40% and 14% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 26% and 10%, respectively, of our revenue in fiscal 2014. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2014. We believe our Sea Ray boat purchases represented approximately 43% of Sea Ray’s new boat sales, and approximately 8% of all Brunswick marine product sales during fiscal 2014.

We have entered into multi-year agreements with Brunswick covering Sea Ray, Boston Whaler, and Meridian products. We also have a multi-year agreement with Azimut-Benetti Group for its Azimut product line. We typically deal with each of our manufacturers, other than Brunswick and Azimut-Benetti Group, under an annually renewable, non-exclusive dealer agreement.

The dealer agreements do not restrict our right to sell any product lines or competing products provided that we are in compliance with the material obligations of our dealer agreements. The terms of each dealer agreement appoints a designated geographical territory for the dealer, which is exclusive to the dealer provided that the dealer is able to meet the material obligations of its dealer agreement.

Manufacturers generally establish prices on an annual basis, but may change prices at their sole discretion. Manufacturers typically discount the cost of inventory and offer inventory financing assistance during the manufacturers’ slow seasons, generally October through March. To obtain lower cost of inventory, we strive to capitalize on these manufacturer incentives to take product delivery during the manufacturers’ slow seasons. This permits us to gain pricing advantages and better product availability during the selling season. Arrangements with certain other manufacturers may restrict our right to offer some product lines in certain markets.

We transfer individual boats among our retail locations to fill customer orders that otherwise might take substantially longer to fill from the manufacturer. This reduces delays in delivery, helps us maximize inventory turnover, and assists in minimizing potential overstock or out-of-stock situations. We actively monitor our inventory levels to maintain levels appropriate to meet current anticipated market demands. We are not bound by contractual agreements governing the amount of inventory that we must purchase in any year from any manufacturer, but the failure to purchase at agreed upon levels may result in the loss of certain manufacturer incentives or dealership rights. We participate in numerous end-of-summer manufacturer boat shows, which manufacturers sponsor to sell off their remaining inventory at reduced costs before the introduction of new model year products, typically beginning in September.

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

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) with GE Commercial Distribution Finance Corporation. The Amended Credit Facility provides a floor plan financing commitment of up to $235.0 million. The Amended Credit Facility matures in August 2017 and is subject to extension for two one-year periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants. The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. As of September 30, 2014, we were in compliance with all the covenants under the Amended Credit Facility.

The initial advance under the Amended Credit Facility was used to pay off our prior credit facility. Subsequent advances will be initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type of inventory and the value of the inventory.

The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

As of September 30, 2014, we owed $124.4 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 3.6% as of September 30, 2014, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $38.2 million, based upon the outstanding borrowing base availability. We have no indebtedness associated with our real estate holdings.

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

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement that provides a process for the acquisition of additional Sea Ray boat dealers that we elect to acquire. The agreement extends through August 31, 2017, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

Dealer Agreements with Brunswick

We and the Sea Ray Division of Brunswick and Boston Whaler, Inc. are parties to Sales and Service Agreements relating to Sea Ray and Boston Whaler products respectively, effective September 1, 2014 and extending through August 31, 2017 with automatic annual one-year extensions at each twelve-month anniversary of the agreement, provided that we are not in breach of a material term of the agreement, following written notice and expiration of applicable cure periods without cure (certain termination provisions are summarized below).

The agreements appoint certain of our operating subsidiaries as a dealer for the retail sale, display, and servicing of all Sea Ray or Boston Whaler products, parts, and accessories currently or in the future sold by Sea Ray or Boston Whaler, as applicable. The agreements specify a designated geographical territory and dealer region or location for the dealer, which is exclusive to the dealer. The agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of the relevant manufacturer, provided that such manufacturer may not unreasonably withhold its consent. The manufacturer reserves the right to modify the territory or appoint other dealers to sell, display, and service product from dealer locations within the territory at any time if we close a dealer location without prior written notice to Sea Ray and prior written approval by Sea Ray, which will not be unreasonably withheld or in the case of Boston Whaler, in the event that a dealer location fails to meet performance standards while carrying competitive product following written notice and a period of 60 days to cure or 6 months for matters for which a cure cannot be completed in 60 days. The agreements also restrict the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any products outside its territory except as otherwise provided by the relevant manufacturer’s advertising policy or other applicable policy as long as similar restrictions also apply to all domestic dealers selling comparable products. In addition, the agreements provide for the lowest product prices charged by the relevant manufacturer from time to time to other domestic dealers, subject to the dealer meeting all the requirements and conditions of applicable programs and the right of the manufacturer in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

Among other things, the dealer agreements require each dealer to achieve performance standards including inventory stocking levels, provision of annual sales forecasts, submission of orders pursuant to the manufacturer’s current buying program, unit retail sales, customer satisfaction and marketing support. The sales performance will be in accordance with fair and reasonable standards and sales levels established by the manufacturer in collaboration with the dealer based on factors such as population, sales potential, market share percentage of products sold in the territory compared with competitive products sold in the territory, product availability, local economic conditions, competition, past sales history, historical product mix and stocking practices, existing product inventory, number of retail locations, and other special circumstances that may affect the sale of the relevant products or the dealer, in each case established in a manner similar to those applied to domestic dealers selling comparable products.

The dealer is also required to maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Sea Ray or Boston Whaler products, as applicable, promptly and professionally and to maintain parts and supplies to service such products properly on a timely basis, to provide or arrange for warranty and service work for such products.

Sea Ray and Boston Whaler respectively have each agreed to indemnify us against any losses to third parties resulting from their respective negligent acts or omissions involving the design or manufacture of any of its products or any breach by it of the agreement. We have agreed to indemnify Sea Ray or Boston Whaler respectively against any losses to third parties resulting from our negligent acts or omissions involving the dealer’s application, use, or repair of Sea Ray or Boston Whaler products respectively, statements or representation not specifically authorized by the relevant manufacturer, the installation of any after-market components or any other modification or alteration of the products, and any breach by us of the agreement.

The agreements may be terminated:

•	by the manufacturer, upon 60 days’ prior written notice, if we do not have an ability to purchase products via flooring or self-financing or fail to meet our financial obligations as they become due to the relevant manufacturer or to our lenders;

•	as to any dealer region, or in the case of Boston Whaler, any dealer location, if we are failing to meet performance standards and begin selling, displaying or advertising products that are competitive with the products being sold under the agreement (other than products of another Brunswick brand or new products currently carried), if we do not cure our failure within 90 days after written notice, or if we are meeting the performance standards and then starts failing to meet performance standards after beginning selling, displaying or advertising products that are competitive with products sold under the agreement (other than products of another Brunswick brand or new products currently carried) and do not cure our failure within 6 months after written notice, or with respect to Boston Whaler and dealer’s locations in New York, in the event such dealer location fails to meet performance standards and does not cure such failure within 6 months after written notice;

•	with respect to the Sea Ray agreements, by either party upon prior written notice to the other given within 60 days after the 6th anniversary of the agreement, with termination effective at the end of the 7th year, failing which the agreement will renew for a 3 year term beginning on the 7th anniversary; with respect to the Boston Whaler agreements, by either party upon prior written notice to the other given within 60 days after the 4th anniversary of the agreement, with termination effective at the end of the 5th year, or which the agreement will renew for a 2 year term beginning on the 5th anniversary;

•	with respect to Sea Ray, following the 7th anniversary of the agreement, upon 24 months’ notice (or with respect to Boston Whaler, following the 5th anniversary of the agreement, upon 12 months’ notice), in the event of a material breach or default of any of the material obligations, performance standards, covenants, representations, warranties or duties imposed in the agreement or in the applicable manufacturer’s policies or programs applicable to domestic dealers which breach is not cured during the notice period and through the parties working in good faith to resolve any issue;

•	by Sea Ray or Boston Whaler, as applicable, or us upon 60 days’ written notice if the other makes a fraudulent misrepresentation that is material to the agreement or in the event of the insolvency, bankruptcy, or receivership of the other;

•	by Sea Ray or Boston Whaler, as applicable, in the event of the assignment of the agreement by the dealer without the prior written consent of Sea Ray or Boston Whaler, as applicable;

•	by Sea Ray or Boston Whaler, as applicable, upon at least 60 days’ prior written notice in the event of the commission by dealer of an act of fraud upon Sea Ray or Boston Whaler, as applicable, or the commission by us or one of our officers of a felony or act of fraud which is materially detrimental to Sea Ray’s or Boston Whaler’s respective reputation or business or which materially impairs our ability to perform our duties under the agreement or we fail to pay any lender financing products under the agreement after the sale of products by us; or

•	upon the mutual consent of Sea Ray or Boston Whaler, as applicable, and us.

Either party may elect to not extend the term at the expiration of each applicable 12 month period in the event of a material breach or default by the other of any of the material obligations, performance standards, covenants, representations, warranties, or duties imposed by the agreement or the manufacturer’s manual that is not remedied or cured following notice thereof. In the event of a remedy or cure, the additional 12 month period shall be added to the term.

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

Each dealer agreement may be terminated upon 30 days prior written notice in event that the defaulting party has not remedied a default during such period, in the event of any of the following:

•	by Azimut or dealer, for failure of the other to maintain a necessary license;

•	by Azimut or dealer, for the change, transfer, or attempted transfer by the other party of the whole or any part of the agreement other than to an affiliate as part of a corporate restructuring or any change in control without the prior consent of Azimut;

•	by Azimut or dealer, for the knowing submission of an intentional fraudulent statement, application, request, refund, credit, or warranty claim;

•	by Azimut or dealer, for the knowing use of a deceptive or fraudulent practice in the sale of a product;

•	by Azimut or dealer, for the indictment for or conviction of a crime or violation of law which will have an adverse and material effect on the other’s reputation or operations;

•	by Azimut or dealer, for the other entering into an agreement or understanding to fix prices for the products;

•	by dealer for Azimut’s material and continuous failure to supply product or appointing another dealer in the territory or failure to fulfill warranty obligations;

•	by Azimut for dealer’s abandonment of operations or failure to maintain business as a going concern;

•	by Azimut for dealer’s material and continuous failure to represent, promote, sell, or service the products, achieve minimum yearly sales or comply with purchase orders as agreed by the parties considering various factors such as the economy, the Euro impact, product availability, and growth potential;

•	by Azimut or dealer for the insolvency, bankruptcy, commencement of bankruptcy proceedings, appointment of a receiver or other officer with similar powers, levy under attachment, garnishment or execution, or similar process, which is not vacated or removed within ten days; and

•	by mutual agreement of the dealer and Azimut.

Upon termination of the dealer agreements by Azimut without cause, termination by dealer with cause and nonrenewal and expiration, Azimut is required to repurchase unsold inventory within sixty days of termination.

Employees

As of September 30, 2014, we had 1,228 employees, 1,128 of whom were in store-level operations and 100 of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “MarineMax Vacations,” “United by Water” and “Women on Water.” We have registered the name “MarineMax” in the European Community, China, Australia, and Cuba; “Maximizing Your Enjoyment on the Water” in the European Community, Cuba, and Australia; and “United by Water” in the European Community, Australia and Cuba We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” and “The Water Gene.” We have various trade name and trademark applications including “MarineMax,” “United by Water,” and “Maximizing Your Enjoyment on Water” pending in Australia, Brazil, China, Cuba, European Union, and India. There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2014, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 18%, 25%, 31%, and 26%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of December 1, 2014:

Name	Age	Position
William H. McGill Jr.	70	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	49	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	51	Vice President of East Operations
William Brett McGill	46	Vice President of West Operations
Paulee C. Day	45	Vice President, General Counsel, and Assistant Secretary
Anthony E. Cassella, Jr	45	Vice President and Chief Accounting Officer

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

Charles A. Cashman has served as Vice President of East Operations of our company since May 2012 and was appointed as an executive officer by our Board of Directors in November 2012. Mr. Cashman served as Regional President of East Florida from October 2008 to May 2012, and as District Manager of the East Coast of Florida from March 2007 to October 2008. Mr. Cashman served several other positions of increasing responsibility, including Sales Consultant, Sales Manager, and General Manager, since joining our company in 1992.

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

Anthony E. Cassella, Jr. has served as Vice President of Accounting and Shared Services since February 2011, and was appointed as Chief Accounting Officer on October 9, 2014. Mr. Cassella served as Director of Shared Services from October 2007 until February 2011 and Regional Controller from March 1999 until October 2007. Mr. Cassella was the Controller of Merit Marine which the Company acquired in March 1999. Mr. Cassella, a certified public accountant, worked in public accounting from June 1991 to February 1998, serving most recently as manager.

Item 1A.	Risk Factors

General economic conditions and consumer spending patterns can negatively impact our operating results, and the severe recession that began in late 2007 has adversely affected the boating industry and our company.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 49%, 51%, and 52% of our revenue during fiscal 2012, 2013, and 2014, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, to $450.3 million in fiscal 2010, and increased to $480.9 million in fiscal 2011, to $524.5 million in fiscal 2012, to $584.5 million in fiscal 2013, and to $624.7 million in fiscal 2014. Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund), a net loss of $11.5 million in fiscal 2011, a net income of $1.1 million in fiscal 2012, a net income of $15.0 million in fiscal 2013 (including a $11.7 million recovery from the Deepwater Horizon Settlement Program), and a net income of $11.3 million in fiscal 2014 (including a $555,000 recovery from the Deepwater Horizon Settlement Program). These substantially deteriorating economic and financial conditions had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy. While the reduction in boating industry participants might have a long-term positive impact on our company’s competitive position, on a market by market basis, we are facing and expect to continue to face short-term competitive pressure resulting from decreased selling prices as a result of forced sales due to a competitor failing in the market place.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2014, we had no long-term debt. We rely on our credit facility to purchase and maintain our inventory of boats. Our ability to borrow under our credit facility depends on our ability to continue to satisfy our covenants and other obligations under our credit facility. The aging of our inventory limits our borrowing capacity as defined provisions in our credit facility reduce the allowable advance rate as our inventory ages. Our access to funds under our credit facility also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize our credit facility to fund our operations. Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders. Any inability to utilize our credit facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under our credit facility or replace or supplement our credit facility, which may not be possible at all or under commercially reasonable terms.

Our Amended Credit Facility with GE Commercial Distribution Finance Corporation provides a floor plan financing commitment of up to $235.0 million. The collateral for our Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged as collateral for the Amended Credit Facility. As of September 30, 2014, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under our credit facility was approximately $38.2 million based upon the outstanding borrowing base availability.

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

Approximately 40% of our revenue in fiscal 2014 resulted from sales of new boats manufactured by Brunswick, including approximately 26% from Brunswick’s Sea Ray division, 10% from Brunswick’s Boston Whaler division, and approximately 4% from Brunswick’s other divisions. Additionally, approximately 14% of our revenue in fiscal 2014 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2014 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick and Azimut-Benetti Group given our reliance on Sea Ray, Boston Whaler, Meridian and Azimut, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

We have dealer agreements with Brunswick covering Sea Ray and Boston Whaler products. Each dealer agreement has a multi-year term and provides for the lowest product prices charged by the Sea Ray division of Brunswick or Boston Whaler, as applicable, from time to time to other domestic Sea Ray or Boston Whaler dealers, as applicable. These terms are subject to:

•	the dealer meeting all the requirements and conditions of the manufacturer’s applicable programs; and

•	the right of Brunswick in good faith to charge lesser prices to other dealers

•	to meet existing competitive circumstances;

•	for unusual and non-ordinary business circumstances; or

•	for limited duration promotional programs.

Each dealer agreement designates a specific geographical territory for the dealer, which is exclusive to the dealer provided that the dealer is able to meet the material obligations of its dealer agreement.

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

In addition to our traditional repeat and referral business in our physical locations, online channels are increasingly significant in serving our existing customer base and reaching new customers. Our continued expansion and success will be negatively impacted if we are not able to fully exploit these channels.

Our on-line channels are subject to a number of risks and uncertainties that are beyond our control, including the following:

•	changes in technology;

•	changes in consumer willingness to conduct business electronically, including increasing concerns with consumer privacy and risk and changing laws, rules, and regulations, such as the imposition of taxes.;

•	technology or security impediments that may inhibit our ability to electronically market our products and services;

•	changes in applicable federal, state and commercial regulation, such as the Federal Trade Commission Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, purchasing card industry requirements, Office of Foreign Assets Control regulations and similar types of international laws;

•	failure of our service providers to perform their services properly and in a timely and efficient manner;

•	failures in our infrastructure or by third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to accurately and timely respond to customers, process orders or deliver services, which may negatively impact both future online and in-store purchases by such customers;

•	inability of our suppliers or service partners to fulfill customer orders, which may negatively impact customer satisfaction;

•	our failure to assess and evaluate our online product and service offering to ensure that our products and services are desired by boating enthusiasts; and

•	the potential exposure to liability with respect to third-party information, including copyright, trademark infringement, or other wrongful acts of third parties; false or erroneous information provided by third parties; or illegal activities by third parties, such as the sale of stolen boats or other goods.

Further, we may also be vulnerable to competitive pressures from the growing electronic commerce activity in our market, both as they may impact our own on-line business, and as they may impact the operating results and investment values of our existing physical locations.

We recently implemented new business initiatives that involve expenses but have not produced meaningful revenue.

We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the

British Virgin Islands. None of these recently implemented programs have produced any meaningful revenue to date. We can provide no assurance whether these programs will be successful or that we will recover the costs we have incurred in their implementation.

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

Since March 1, 1998, we have acquired 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. Each acquired dealer operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2017, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect. The agreement provides a process for the acquisition of additional Sea Ray boat dealers that desire to be acquired by us. Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been. The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement. Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers. The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Our dealer agreements with Brunswick require Brunswick’s consent to open, close, or change retail locations that sell Sea Ray or Boston Whaler products as applicable, and other dealer agreements generally contain similar provisions. We may not be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect our profitability.

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

During the three-year period ended September 30, 2014, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 18%, 25%, 31%, and 26%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.

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

We face intense competition.

We operate in a highly competitive environment. In addition to facing competition generally from non-boating recreation businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented and involves intense competition for customers, product distribution rights, and suitable retail locations, particularly on or near waterways. Competition increases during periods of stagnant industry growth. During the most recent recession, we have also faced competition from banks liquidating repossessed boats.

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

Changes, including the lengthening of manufacturer warranties, may reduce our ability to offer and sell extended service contracts which may have a material adverse impact on our ability to sell F&I products.

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

Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with environmental, health or safety requirements, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, changes to our processes, or a cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business.

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

As of September 30, 2014, there were 24,211,907 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below. Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2014, we have issued options to purchase approximately 5,090,292 shares of common stock and 558,999 restricted stock awards under our incentive stock plans, and we issued 647,115 shares of common stock under our employee stock purchase plan. We have filed a registration statement under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and data.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida. We also lease 32 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own the property associated with 28 other retail locations we operate and one joint venture as noted below. Additionally, we own four retail locations that are currently closed as noted below. A store is considered one or more retail locations that are adjacent or operate as one entity.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Arizona
Tempe	Company owned	34,000	Retail and service	1992	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	7,000	Retail and service	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze(4)	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Daytona Beach	Third-party lease	16,000	Retail and service	2007	—
Fort Lauderdale	Third-party lease	2,400	Retail only	1977	Intracoastal Waterway
Fort Myers	Third-party lease	5,000	Retail, service, and storage	1983	—
Jacksonville	Company owned	15,000	Retail and service	2004	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Company owned	22,800	Retail and service; 8 wet slips	—	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Kent Island	Third-party lease	8,300	Retail only	2013	Kent Narrows
White Marsh(4)	Company owned	19,800	Retail and service	—	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	—	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Third-party lease	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst (Marina)	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
Tennessee
Chattanooga	Third-party lease	3,000	Retail only; 12 wet slips	2005	Tennessee River
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Joint venture entered into with Brunswick to acquire marina and service facility.
(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2014, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

On January 26, 2012, certain former shareholders of Surfside - 3 Marina, Inc., a company we acquired in March 2006, filed a lawsuit in the United States District Court for the Eastern District of New York, naming the Company and certain of our directors and officers as defendants. The lawsuit alleged, in twelve counts, a failure to timely lift stock transfer restrictions on stock acquired by the plaintiffs in the acquisition, which allegedly delayed the plaintiffs from selling the shares while the defendants sold shares in the marketplace. The lawsuit claimed damages in excess of $7 million. On December 3, 2012, the District Court issued an order dismissing all of our directors and officers from the action and dismissing eleven of the twelve counts, leaving only the breach of contract claim against the Company to proceed and allowing the plaintiff to replead their alleged common law fraud claim within 30 days. On January 3, 2013, the plaintiffs filed a Second Amended Complaint, re-alleging their breach of contract claim, as well as three fraud claims against the Company and certain directors and officers. The Second Amended Complaint alleges damages in excess of $10 million. On March 7, 2013, the District Court issued an order dismissing the three fraud claims against the Company and our directors and officers. On March 21, 2013, we filed an Answer to the Second Amended Complaint, denying any liability to the plaintiffs. On July 15, 2013, we filed a Motion for Summary Judgment dismissing the plaintiffs’ remaining breach of contract claim against the Company. On August 22, 2013, the District Court granted our Motion for Summary Judgment and entered judgment for the Company. On September 20, 2013, the plaintiffs filed their Notice of Appeal. On August 28, 2014, the United States Court of Appeals for the Second Circuit issued a summary order affirming the district court judgment and issued its mandate on September 18, 2014. Accordingly, because the plaintiffs have failed to file a timely petition for certiorari to the United States Supreme Court, this case is now definitively resolved.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders

Our common stock is listed on the New York Stock Exchange under the symbol HZO. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low
2012
First quarter	$9.28	$6.34
Second quarter	$11.24	$7.84
Third quarter	$10.03	$6.82
Fourth quarter	$9.05	$7.17
2013
First quarter	$14.18	$8.60
Second quarter	$13.72	$10.85
Third quarter	$13.04	$10.17
Fourth quarter	$16.95	$12.01
2014
First quarter	$17.06	$13.33
Second quarter	$16.90	$14.47
Third quarter	$19.37	$15.20
Fourth quarter (through December 1, 2014)	$19.70	$15.63

On December 1, 2014, the closing sale price of our common stock was $18.60 per share. On December 1, 2014, there were approximately 100 record holders and approximately 4,700 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that may be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	—	$—	—	—
August 1, 2014 to August 31, 2014	—	—	—	—
September 1, 2014 to September 30, 2014	31,931	16.44	—	—

Total	31,931		—

(1)	All of the shares reported above as purchased are attributable to shared tendered by employees for the payment of applicable withholding taxes.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2014 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2009. The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MarineMax, Inc., the Russell 2000 Index, and the NASDAQ Retail Trade Index

*	$100 invested on 9/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2014 Russell Investment Group. All rights reserved.

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

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The balance sheet and statement of operations data were derived from the consolidated financial statements and notes thereto that have been audited by Ernst & Young LLP and KPMG LLP, respectively, for the applicable years when each served as our independent registered certified public accounting firm. The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended September 30,
	2010	2011	2012	2013	2014
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$450,340	$480,894	$524,456	$584,497	$624,692
Cost of sales	339,533	361,400	391,173	433,644	462,872

Gross profit	110,807	119,494	133,283	150,853	161,820
Selling, general, and administrative expenses	123,972	127,896	127,913	132,505	146,433

(Loss) income from operations	(13,165)	(8,402)	5,370	18,348	15,387
Interest expense, net	3,926	3,488	4,447	4,218	4,024

(Loss) income before income tax benefit (provision)	(17,091)	(11,890)	923	14,130	11,363
Income tax benefit (provision)	19,588	367	176	894	(91)

Net (loss) income	$2,497	$(11,523)	$1,099	$15,024	$11,272

Net (loss) income per share:
Diluted	$0.11	$(0.52)	$0.05	$0.63	$0.46

Weighted average number of shares:
Diluted	22,597,953	22,375,271	22,335,918	24,003,728	24,655,262

Other Data (as of year-end):
Number of retail locations (1)	56	54	53	54	54

Sales per store (2) (4)	$8,779	$9,913	$10,646	$12,757	$12,658

Same-store sales growth (3) (4)	(17)%	8%	11%	11%	6%

	September 30,
	2010	2011	2012	2013	2014
Balance Sheet Data:
Working capital	$102,951	$95,536	$101,745	$116,439	$126,126
Total assets	336,760	363,129	365,121	381,902	402,681
Goodwill	—	—	452	802	802
Long-term debt (including current portion) (5)	—	—	—	—	—
Total stockholders’ equity	202,030	195,000	200,944	221,812	239,295

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.
(4)	A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.
(5)	Amount excludes our short-term borrowings for working capital and inventory financing.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2014 revenue in excess of $620 million. Through our current 54 retail locations in 17 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2012, 2013, and 2014.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 49%, 51%, and 52% of our revenue during fiscal 2012, 2013, and 2014, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2014. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2013 and September 30, 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.2 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2014, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2014. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2014, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of September 30, 2014, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations which historically has resulted in losses in the first half of our fiscal year. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of September 30, 2013 and September 30, 2014. We will continue to evaluate the need for a valuation allowance.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained As such, we are required to make subjective assumptions and judgments regarding our effective tax rate and our income tax exposure. Our effective income tax rate is affected by changes in tax law in the jurisdictions in which we currently operate, tax jurisdictions of new retail locations, our earnings, and the results of tax audits. We believe that the judgments and estimates discussed herein are reasonable.

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 2 — “Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2012		2013		2014
	(Amounts in thousands)
Revenue	$524,456	100.0%	$584,497	100.0%	$624,692	100.0%
Cost of sales	391,173	74.6%	433,644	74.2%	462,872	74.1%

Gross profit	133,283	25.4%	150,853	25.8%	161,820	25.9%
Selling, general, and administrative expenses	127,913	24.4%	132,505	22.7%	146,433	23.4%

Income from operations	5,370	1.0%	18,348	3.1%	15,387	2.5%
Interest expense	4,447	0.9%	4,218	0.7%	4,024	0.6%

Income before income taxes	923	0.2%	14,130	2.4%	11,363	1.9%
Income tax benefit (provision)	176	0.0%	894	0.2%	(91)	0.0%

Net income	$1,099	0.2%	$15,024	2.6%	$11,272	1.9%

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

Revenue. Revenue increased $40.2 million, or 6.9%, to $624.7 million for the fiscal year ended September 30, 2014 from $584.5 million for the fiscal year ended September 30, 2013. Of this increase, $37.7 million was attributable to a 6% increase in comparable-store sales. The increase in our comparable-store sales was due to incremental increases in new boat sales and incremental increases in brokerage sales, parts and accessories, storage services, and charter rentals. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $11.0 million, or 7.3%, to $161.8 million for the fiscal year ended September 30, 2014 from $150.9 million for the fiscal year ended September 30, 2013. Gross profit as a percentage of revenue increased to 25.9% for the fiscal year ended September 30, 2014 from 25.8% for the fiscal year ended September 30, 2013. The increase in gross profit was primarily attributable to the increase in comparable-store sales and incrementally increased margins on new and used boat sales due to improving industry inventory and industry-wide conditions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $13.9 million, or 10.5%, to $146.4 for the fiscal year ended September 30, 2014 from $132.5 million for the fiscal year ended September 30, 2013. The fiscal year ended September 30, 2013 and 2014 included a recovery recognized of approximately $11.7 million and $555,000, net of taxes and other expenses, from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. The fiscal year ended September 30, 2014 include a gain of approximately $1.0 million, net of store closing costs, for the sale of our Walker, Minnesota retail location. Excluding these items and making both years comparable, selling, general, and administrative expenses increased $3.8 million, or 2.6%, to $148.0 million and as a percentage of revenue decreased to 23.7% for the fiscal year ended September 30, 2014 from 24.7% for the fiscal year ended September 30, 2013. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales.

Interest Expense. Interest expense decreased $194,000, or 4.6%, to $4.0 million for the fiscal year ended September 30, 2014 from $4.2 million for the fiscal year ended September 30, 2013. Interest expense as a percentage of revenue decreased to 0.6% for the fiscal year ended September 30, 2014 from 0.7% for the fiscal year ended September 30, 2013. The decrease was primarily a result of lower interest rates under our credit facility.

Income Taxes. We had income tax expense of $91,000 for the fiscal year ended September 30, 2014 compared with an income tax benefit of $894,000 for the fiscal year ended September 30, 2013. In fiscal 2013, the tax benefit was primarily attributable to a favorable tax settlement with a state in which we operate. In fiscal 2014, the income tax expense is primarily related to Federal alternative minimum tax and state tax expenses. In fiscal 2014 and 2013, the income tax expenses, excluding the favorable tax settlement in 2013, resulted in a low tax rate due to the utilization of the net operating loss carryforwards for tax purposes which had a full valuation allowance. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed we will start recording a tax provision.

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012

Revenue. Revenue increased $60.0 million, or 11.5%, to $584.5 million for the fiscal year ended September 30, 2013 from $524.5 million for the fiscal year ended September 30, 2012. Of this increase, $57.7 million was attributable to an 11% increase in comparable-store sales. The increase in our comparable-store sales was due to incremental increases in new boat sales, partly attributable to new brands we have expanded with, and incremental increases in used boat sales, brokerage sales, F&I products, service, parts and accessories. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

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

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.6 million, or 3.6%, to $132.5 for the fiscal year ended September 30, 2013 from $127.9 million for the fiscal year ended September 30, 2012. The fiscal year ended September 30, 2013 included a recovery recognized of approximately $11.7 million, net of taxes and other expenses, from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Excluding this item and making both years comparable, selling, general, and administrative expenses increased $16.4 million, or 12.7%, to $144.3 million and as a percentage of revenue increased to 24.7% for the fiscal year ended September 30, 2013 from 24.4% for the fiscal year ended September 30, 2012. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales and restructured commission plans; increased insurance costs related to property, casualty, liability and healthcare; increased payroll associated with improved performance and modest personnel growth; and increased promotional spending in an effort to counteract the inclement weather conditions.

Interest Expense. Interest expense decreased $229,000, or 5.2%, to $4.2 million for the fiscal year ended September 30, 2013 from $4.4 million for the fiscal year ended September 30, 2012. Interest expense as a percentage of revenue decreased to 0.7% for the fiscal year ended September 30, 2013 from 0.9% for the fiscal year ended September 30, 2012. The decrease was primarily a result of lower interest rates under our credit facility.

Income Tax Benefit. We had an income tax benefit of $894,000 for the fiscal year ended September 30, 2013 compared with an income tax benefit of $176,000 for the fiscal year ended September 30, 2012. Our effective income tax rate was low for both the fiscal year ended September 30, 2013 and 2012. In fiscal 2013, the tax benefit was primarily attributable to a favorable tax settlement with a state in which we operate. In fiscal 2012, we generated a loss for tax purposes and we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. For fiscal 2013 and 2012, the income tax expense ordinarily associated with our pre-tax income was offset by a net operating loss carryforward, which had a full valuation allowance.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies when more robust economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore our ability to utilize the credit facility to fund operations. As of September 30, 2014, we were in compliance with all covenants under our credit facility. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2014, 2013, and 2012, cash provided by operating activities approximated $10.8 million, $7.8 million, and $8.7 million, respectively. For the fiscal year ended September 30, 2014, cash provided by operating activities was primarily related to net income and a decrease in accounts receivable partially offset by an increase in inventory driven by the expansion of current and new brands and decreases in accrued expenses. For the fiscal year ended September 30, 2013, cash provided by operating activities was primarily related to net income partially offset by an increase in inventory driven by the timing of orders and increased trade-ins on new boat sales and decreases in accrued expenses and long-term liabilities. For the fiscal year ended September 30, 2012, cash provided by operating activities was primarily related to a decrease of inventory driven by inventory order reductions and partially offset by an increase in accounts receivable as a result of our strong September close and a decrease in accrued expenses and long-term liabilities.

For the fiscal years ended September 30, 2014, 2013, and 2012, cash used in investing activities was approximately $12.8 million, $12.6 million, and $7.6 million, respectively. For the fiscal year ended September 30, 2014, cash used in investing activities was primarily used to improve existing retail facilities and purchase a note receivable in conjunction with the planned acquisition of a retail facility, partially offset by proceeds received from the sale of our Walker, Minnesota retail facility and insurance proceeds received as a result of Hurricane Sandy. For the fiscal year ended September 30, 2013, cash used in investing activities was primarily used to purchase inventory associated with a business acquisition and to purchase property and equipment associated with improving existing retail facilities and making capital improvements as a result of Hurricane Sandy and partially offset by insurance proceeds received as a result of Hurricane Sandy. For the fiscal year ended September 30, 2012, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities as well as inventory purchases associated with a business acquisition.

For the fiscal years ended September 30, 2014, 2013 and 2012, cash provided by financing activities was approximately $6.1 million, $4.9 million, and $3.2 million, respectively. For the fiscal year ended September 30, 2014, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2013, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2012, cash provided by financing activities was primarily attributable to net short-term borrowings associated with capital expenditures and proceeds from the issuance of common stock from our stock based compensation plans.

In August 2014, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with GE Commercial Distribution Finance Corporation. The August 2014 amendment extended the maturity date of the Credit Facility to August 2017, subject to additional extension for two one-year periods, with lender approval. The August 2014 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $235.0 million, an increase from the previous limit of $205.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

As of September 30, 2013 and 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $122.5 million and $124.4 million, respectively. As of September 30, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 3.7% and 3.6%. As of September 30, 2014, our additional available borrowings under our Amended Credit Facility were approximately $38.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2014:

Year Ending September 30,	Short-Term Borrowings (1)	Long-Term Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2015	$124,424	$—	$5,286	$129,710
2016	—	550	4,469	5,019
2017	—	—	3,648	3,648
2018	—	—	3,035	3,035
2019	—	—	2,363	2,363
Thereafter	—	—	13,405	13,405

Total	$124,424	$550	$32,206	$157,180

(1)	Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2014, the interest rate on our short-term borrowings was approximately 3.6%.

(2)	The amounts included in long-term liabilities consist primarily of gross unrecognized tax benefits and our estimated liability for claims on certain workers’ compensation insurance policies. While we estimate the amount to be paid in excess of 12 months, the ultimate timing of the payments is subject to certain variability. Accordingly, we have classified all amounts as due in the following year for the purposes of this table.
(3)	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

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

As of September 30, 2014, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.2 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2014 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2014.

Our internal control over financial reporting as of September 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and our report dated December 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

December 11, 2014

Certified Public Accountants

Item 9B.	Other Information

Appointment of Director

On December 9, 2014, the Company’s Board of Directors appointed Clint Moore to the Board of Directors. In addition, the Board of Directors appointed Mr. Moore to the Audit Committee and the Compensation Committee.

The compensation of Mr. Moore will be consistent with that provided to all non-employee directors, as described in our most recent proxy statement filed with the Securities and Exchange Commission on January 10, 2014.

There is no arrangement or understanding pursuant to which Mr. Moore was selected as a director. There are no related party transactions between the Company and Mr. Moore that are reportable under Item 404(a) of Regulation S-K.

Sales and Service Agreement with Boston Whaler

On December 5, 2014, we and Boston Whaler, Inc. have entered into three-year Sales and Service Agreements relating to Boston Whaler products effective September 1, 2014 and extending through August 31, 2017 with automatic annual one-year extensions at each twelve-month anniversary of the agreement, provided that we are not in breach of a material term of the agreement, following written notice and expiration of applicable cure periods without cure (certain termination provisions are summarized below).

The agreements appoint certain of our operating subsidiaries as a dealer for the retail sale, display, and servicing of all Boston Whaler products, parts, and accessories currently or in the future sold by Boston Whaler. The agreement designates a designated geographical territory and dealer location for the dealer, which is exclusive to the dealer. The agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of Boston Whaler, provided that Boston Whaler may not unreasonably withhold its consent. Boston Whaler reserves the right to modify the territory or appoint other dealers to sell, display, and service product from dealer locations within the territory at any time if we close a dealer location without prior written notice to Boston Whaler and prior written approval by Boston Whaler, which will not be unreasonably withheld. Additionally, Boston Whaler shall have the right to appoint other dealers in the territory in the event that a dealer location fails to meet performance standards while carrying competitive product, following written notice and a period of 60 days to cure or 6 months for matters for which a cure cannot be completed in 60 days. The agreement also restricts the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any Boston Whaler products outside its territory except as otherwise provided by Boston Whalers’ advertising policy or other applicable policy as long as similar restrictions also apply to all domestic Boston Whaler dealers selling comparable Boston Whaler products. In addition, the agreement provides for the lowest product prices charged by Boston Whaler from time to time to other domestic Boston Whaler dealers, subject to the dealer meeting all the requirements and conditions of Boston Whalers’ applicable programs and the right of Boston Whaler in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

Among other things, the dealer agreement requires each dealer to achieve performance standards including inventory stocking levels, provision of annual sales forecasts, submission of orders pursuant to Boston Whalers’ current buying program, unit retail sales, customer satisfaction and marketing support. The sales performance will be in accordance with fair and reasonable standards and sales levels established by Boston Whaler in collaboration with the dealer based on factors such as population, sales potential, market share percentage of Boston Whaler products sold in the territory compared with competitive products sold in the territory, product availability, local economic conditions, competition, past sales history, historical product mix and stocking practices, existing product inventory, number of retail locations, and other special circumstances that may affect the sale of Boston Whaler products or the dealer, in each case established in a manner similar to those applied to domestic Boston Whaler dealers selling comparable products.

The dealer is also required to maintain at each retail location, or at another acceptable location, a service department that is properly staffed and equipped to service Boston Whaler products promptly and professionally and to maintain parts and supplies to service Boston Whaler products properly on a timely basis, to provide or arrange for warranty and service work for Boston Whaler products.

Boston Whaler has agreed to indemnify us against any losses to third parties resulting from Boston Whaler’s negligent acts or omissions involving the design or manufacture of any of its products or any breach by it of the agreement. We have agreed to indemnify Boston Whaler against any losses to third parties resulting from our negligent acts or omissions involving the dealer’s application, use, or repair of Boston Whaler products, statements or representation not specifically authorized by Boston Whaler, the installation of any after-market components or any other modification or alteration of Boston Whaler products, and any breach by us of the agreement.

The agreement may be terminated:

•	by Boston Whaler, upon 60 days’ prior written notice, if we do not have an ability to purchase products via flooring or self-financing or fail to meet our financial obligations as they become due to Boston Whaler or to our lenders;

•	as to any dealer location if we are failing to meet performance standards and begin selling, displaying or advertising products that are competitive with the products being sold under the agreement (other than products of another Brunswick brand or new products currently carried), if we do not cure our failure within 90 days after written notice, or if we are meeting the performance standards and then starts failing to meet performance standards after beginning selling, displaying or advertising products that are competitive with products sold under the agreement (other than products of another Brunswick brand or new products currently carried) and do not cure our failure within 6 months after written notice or for dealer’s locations in New York, in the event such dealer location fails to meet performance standards and does not cure such failure within 6 months after written notice;

•	by either party upon prior written notice to the other given within 60 days after the 4th anniversary of the agreement, with termination effective at the end of the 5th year, or which the agreement will renew for a 2 year term beginning on the 5th anniversary;

•	following the 5th anniversary of the agreement, upon 12 months’ notice in the event of a material breach or default of any of the material obligations, performance standards, covenants, representations, warranties or duties imposed in the agreement or in Boston Whaler’s policies or programs applicable to domestic Boston Whaler dealers which breach is not cured during the notice period and through the parties working in good faith to resolve any issue;

•	by Boston Whaler or us upon 60 days’ written notice if the other makes a fraudulent misrepresentation that is material to the agreement or in the event of the insolvency, bankruptcy, or receivership of the other;

•	by Boston Whaler in the event of the assignment of the agreement by the dealer without the prior written consent of Boston Whaler;

•	by Boston Whaler upon at least 60 days’ prior written notice in the event of the commission by dealer of an act of fraud upon Boston Whaler or the commission by us or one of our officers of a felony or act of fraud which is material detrimental to Boston Whaler’s reputation or business or which materially impairs our ability to perform our duties under the agreement or we fail to pay any lender financing products under the agreement after the sale of products by us.

•	upon the mutual consent of Boston Whaler and us.

Either party may elect to not extend the term at the expiration of each applicable 12 month period in the event of a material breach or default by the other of any of the material obligations, performance standards, covenants, representations, warranties, or duties imposed by the agreement or the Boston Whaler manual that is not remedied or cured following notice thereof. In the event of a remedy or cure, the additional 12 month period shall be added to the term.

The description of the Sales and Service Agreement with Boston Whaler is qualified in its entirety by reference to the complete terms and conditions of the agreements, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2014.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, including all amendments to date (1)

3.1(a)	Certificate of Amendment of Restricted Certificate of Incorporation of the Registrant (2)

3.2	Third Amended and Restated Bylaws of the Registrant (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (1)

4.1	Specimen of Common Stock Certificate (1)

10.3(h)*	Employment Agreement between Registrant and William H. McGill Jr. (4)

10.3(i)*	Employment Agreement between Registrant and Michael H. McLamb (4)

10.4*	1998 Incentive Stock Plan, as amended through February 27, 2001 (5)

10.5*	1998 Employee Stock Purchase Plan (6)

10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005 (7)

10.20(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005.

10.20(b)	Sea Ray Sales and Service Agreement (7)

10.20(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation.

10.20(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation.

10.20(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation.

10.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (8)

10.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (8)

10.21(h)†	Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(i)†	Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)

10.21(j)†	Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(k)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(l)	Amendment Number Three to Inventory Financing Agreement, executed on July 27, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(m) †	Amended and Restated Inventory Financing Agreement, executed on June 28, 2013, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

10.21(n) †	Amended and Restated Program Terms Letter, executed on June 28, 2013, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

Exhibit Number	Exhibit

10.21(o) †	Amendment Number Four to the Amended and Restated Inventory Financing Agreement, executed on August 29, 2014, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.

10.21(p) †	Second Amended and Restated Program Terms Letter, executed on August 29, 2014, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender.

10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (13)

10.23*	Form Stock Option Agreement for 2007 Incentive Compensation Plan (13)

10.24*	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan (13)

10.25	Director Fee Share Purchase Program (14)

10.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.26(a)	Notice of Extension to Floor Plan Loan Agreement executed on September 15, 2011, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (16)

10.26(b)	Notice of Extension to Floor Plan Loan Agreement executed on July 5, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (11)

10.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender. (15)

10.28	Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (15)

10.29(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan (17)

10.29(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (17)

10.29(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (17)

10.30*	Consulting Agreement, dated June 7, 2012, by and between the Company and John B. Furman (18)

10.31*	Severance Policy for Key Executives (19)

10.32†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)

10.32(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)

10.32(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)

10.32(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)

10.33†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.P.A. (20)

10.33(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)

10.33(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)

10.33(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)

10.33(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)

10.34*	Consulting Agreement, dated November 19, 2013, by and between the Company and Kurt M. Frahn (21)

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 28, 2013 (22)

Exhibit Number	Exhibit

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registration Statement on Form 10-K for the year ended September 30, 2001, as filed on December 20, 2001.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 19, 2010.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 16, 2011.
(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.
(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(6)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (Registration 333-47873) as filed on May 4, 1998.
(7)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(13)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(14)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(15)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.
(16)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2011, as filed on December 8, 2011.
(17)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on June 11, 2012.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(20)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.
(21)	Incorporated by reference to Registrant’s Form 8-K as filed on November 21, 2013.
(22)	Incorporated by reference to Registrant’s Form 8-K as filed on April 2, 2013.

(c)	Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William H. McGill Jr. William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 11, 2014

/s/ Michael H. McLamb Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 11, 2014

/s/ Frances L. Allen	Director	December 11, 2014
Frances L. Allen

/s/ Hilliard M. Eure III	Director	December 11, 2014
Hilliard M. Eure III

/s/ Charles R. Oglesby	Director	December 11, 2014
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 11, 2014
Joseph A. Watters

/s/ Dean S. Woodman	Director	December 11, 2014
Dean S. Woodman

MARINEMAX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2013 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax Inc. internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

December 11, 2014

Certified Public Accountants

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of MarineMax, Inc. and subsidiaries for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MarineMax, Inc. and subsidiaries for the year ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tampa, Florida

December 7, 2012

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2013	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,756	$27,839
Accounts receivable, net	19,410	12,547
Inventories, net	228,041	244,151
Prepaid expenses and other current assets	4,849	4,415

Total current assets	276,056	288,952

Property and equipment, net	100,339	101,878
Other long-term assets, net	5,507	11,851

Total assets	$381,902	$402,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,474	$7,823
Customer deposits	9,342	10,979
Accrued expenses	20,331	19,600
Short-term borrowings	122,470	124,424

Total current liabilities	159,617	162,826

Long-term liabilities	473	560

Total liabilities	160,090	163,386

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2013 and 2014	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 24,336,495 and 25,002,807 shares issued and 23,545,595 and 24,211,907 shares outstanding as of September 30, 2013 and 2014, respectively	24	25
Additional paid-in capital	221,729	227,939
Retained earnings	15,869	27,141
Treasury stock, at cost, 790,900 shares held as of September 30, 2013 and 2014	(15,810)	(15,810)

Total stockholders’ equity	221,812	239,295

Total liabilities and stockholders’ equity	$381,902	$402,681

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2012	2013	2014
Revenue	$524,456	$584,497	$624,692
Cost of sales	391,173	433,644	462,872

Gross profit	133,283	150,853	161,820

Selling, general, and administrative expenses	127,913	132,505	146,433

Income from operations	5,370	18,348	15,387

Interest expense	4,447	4,218	4,024

Income before income taxes	923	14,130	11,363

Income tax benefit (provision)	176	894	(91)

Net income	$1,099	$15,024	$11,272

Basic net income per common share	$0.05	$0.65	$0.47

Diluted net income per common share	$0.05	$0.63	$0.46

Weighted average number of common shares used in computing net income per common share:
Basic	22,740,986	23,253,992	23,916,238

Diluted	23,335,918	24,003,728	24,655,262

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Stock	Equity
BALANCE, September 30, 2011	23,303,100	$23	$211,041	$(254)	$(15,810)	$195,000

Net income	—	—	—	1,099	—	1,099
Shares issued pursuant to employee stock purchase plan	101,982	—	561	—	—	561
Shares issued upon vesting of equity awards, net of tax withholding	45,084	—	(85)	—	—	(85)
Shares issued upon exercise of stock options	230,380	1	903	—	—	904
Stock-based compensation	20,504	—	3,465	—	—	3,465

BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944

Net income	—	—	—	15,024	—	15,024
Shares issued pursuant to employee stock purchase plan	81,715	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	32,666	—	(157)	—	—	(157)
Shares issued upon exercise of stock options	504,400	—	2,692	—	—	2,692
Stock-based compensation	16,664	—	2,735	—	—	2,735

BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812

Net income	—	—	—	11,272	—	11,272
Shares issued pursuant to employee stock purchase plan	55,333	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	88,729	—	(541)	—	—	(541)
Shares issued upon exercise of stock options	512,147	1	3,591	—	—	3,592
Stock-based compensation	10,103	—	2,586	—	—	2,586

BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,099	$15,024	$11,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,479	6,777	7,281
Loss (gain) on sale of property and equipment	225	136	(821)
Loss (gain) on insurance settlements	—	154	(235)
Stock-based compensation expense, net	3,465	2,735	2,586

(Increase) Decrease in —
Accounts receivable, net	(4,657)	319	6,005
Inventories, net	8,313	(8,853)	(16,110)
Prepaid expenses and other assets	(479)	(820)	(307)

(Decrease) Increase in —
Accounts payable	(185)	(2,645)	612
Customer deposits	(590)	832	1,637
Accrued expenses and long-term liabilities	(4,996)	(5,848)	(1,111)

Net cash provided by operating activities	8,674	7,811	10,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,732)	(9,822)	(9,194)
Purchase of note receivable	—	—	(6,020)
Net cash used in acquisition of businesses, primarily inventory	(4,393)	(4,638)	—
Proceeds from insurance settlements	—	1,743	756
Proceeds from sale of property and equipment	2,483	113	1,612

Net cash used in investing activities	(7,642)	(12,604)	(12,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	1,819	1,823	1,954
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,380	3,109	4,166

Net cash provided by financing activities	3,199	4,932	6,120

NET INCREASE IN CASH AND CASH EQUIVALENTS:	4,231	139	4,083
CASH AND CASH EQUIVALENTS, beginning of period	19,386	23,617	23,756

CASH AND CASH EQUIVALENTS, end of period	$23,617	$23,756	$27,839

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	4,322	4,380	3,932
Income taxes	10	330	58

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements. As of September 30, 2014, we operated through 54 retail locations in 17 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2014. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 26% and 10%, respectively, of our revenue in fiscal 2014. Brunswick is the world’s largest manufacturer of marine products and marine engines. We believe we represented approximately 43% of Brunswick’s Sea Ray boat sales, during our fiscal 2014.

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

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 14% of our revenue in fiscal 2014. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 49%, 51%, and 52% of our revenue during fiscal 2012, 2013, and 2014, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2013 and 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.2 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2014, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2014.

Customer Deposits

Customer deposits primarily include amounts received from customers toward the purchase of boats. We recognize these deposits as revenue at the time of delivery or acceptance by the customers.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2014, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2014, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2012	2013	2014
New boat sales	62.7%	61.9%	65.2%
Used boat sales	17.8%	19.4%	16.8%
Maintenance, repair, storage, and charter services	8.3%	8.0%	7.8%
Finance and insurance products	2.8%	2.8%	2.6%
Parts and accessories	6.0%	5.5%	5.1%
Brokerage sales	2.4%	2.4%	2.5%

Total revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $9.5 million, $9.8 million, and $9.5 million, net of related co-op assistance of approximately $390,000, $419,000, and $473,000, for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2013 or 2014, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account. We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2013	2014
	(Amounts in thousands)
Trade receivables	$14,982	$7,175
Amounts due from manufacturers	4,060	4,974
Other receivables	368	398

	$19,410	$12,547

5. INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2013	2014
	(Amounts in thousands)
New boats, motors, and trailers	$189,618	$200,318
Used boats, motors, and trailers	31,701	37,191
Parts, accessories, and other	6,722	6,642

	$228,041	$244,151

6. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2013	2014
	(Amounts in thousands)
Land	$40,939	$40,970
Buildings and improvements	81,212	84,726
Machinery and equipment	26,334	23,405
Furniture and fixtures	4,656	3,787
Vehicles	4,945	5,543

	158,086	158,431
Accumulated depreciation and amortization	(57,747)	(56,553)

	$100,339	$101,878

Depreciation and amortization expense on property and equipment totaled approximately $6.4 million, $6.8 million, and $7.3 million for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

7. OTHER LONG-TERM ASSETS:

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

During September 2014, we acquired a note receivable for approximately $6.0 million to facilitate the acquisition of certain real estate assets. The carrying amount of the note receivable is included in other long-term assets on the consolidated balance sheet as of September 30, 2014.

8. SHORT-TERM BORROWINGS:

In August 2014, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with GE Commercial Distribution Finance Corporation. The August 2014 amendment extended the maturity date of the Credit Facility to August 2017, subject to additional extension for two one-year periods, with lender approval. The August 2014 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $235.0 million, an increase from the previous limit of $205.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Amended Credit Facility.

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Amended Credit Facility.

As of September 30, 2013 and 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $122.5 million and $124.4 million, respectively. As of September 30, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 3.7% and 3.6%. As of September 30, 2014, our additional available borrowings under our Amended Credit Facility were approximately $38.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2014, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

9. INCOME TAXES:

The components of our benefit (provision) from income taxes consisted of the following for the fiscal years ended September 30,

	2012	2013	2014
	(Amounts in thousands)
Current benefit (provision):
Federal	$116	$(101)	$(46)
State	60	995	(45)

Total current benefit (provision)	$176	$894	$(91)

Deferred benefit (provision):
Federal	—	—	—
State	—	—	—

Total deferred benefit (provision)	—	—	—

Total income tax benefit (provision)	$176	$894	$(91)

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2012	2013	2014
Federal tax benefit (provision)	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	16.8%	0.7%	(4.4)%
Stock based compensation	(7.5)%	(0.6)%	(0.2)%
Valuation allowance	50.2%	45.0%	42.5%
Federal NOL carryback	12.6%	0.0%	0.0%
Foreign rate differential	(15.4)%	(2.9)%	(3.0)%
Other	(2.7)%	(0.9)%	(0.7)%

Effective tax rate	19.0%	6.3%	(0.8)%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) as of September 30,

	2013	2014
	(Amounts in thousands)
Current deferred tax assets:
Inventories	$1,494	$1,712
Accrued expenses	1,269	1,110

Current deferred tax assets	2,763	2,822
Valuation allowance	(2,763)	(2,822)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Depreciation and amortization	$8,275	$6,008
Stock based compensation	4,216	3,902
Tax loss carryforwards	26,726	24,418
Other	364	374

Long-term deferred tax assets	39,581	34,702
Valuation allowance	(39,581)	(34,702)

Net long-term deferred tax assets	$—	$—

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2014, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of September 30, 2014, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations which historically has resulted in losses in the first half of our fiscal year. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of September 30, 2013 and September 30, 2014. The total valuation allowance as of September 30, 2013 and 2014 was $42.3 million and $37.5 million, respectively. We will continue to evaluate the need for a full valuation allowance. If the full valuation allowance is reversed we will start recording a tax provision.

Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of September 30, 2013 and 2014, we had approximately $224,000 and $234,000, respectively, of gross unrecognized tax benefits, of which approximately $154,000 and $154,000, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2013 and 2014 is as follows:

	2013	2014
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$1,498	$224
Increases in tax positions for prior years	34	10
Decreases in tax positions for prior years	(1,308)	—

Unrecognized tax benefits as of September 30,	$224	$234

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2013 and 2014, interest and penalties represented approximately $100,000 and $110,000, respectively, of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2011, and we are not subject to audits prior to the 2010 fiscal year for the majority of the state jurisdictions.

We do not expect a change to the total amount of unrecognized tax benefits in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions.

10. STOCKHOLDERS’ EQUITY:

In November 2005, our Board of Directors approved a share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2014, we had purchased an aggregate of 790,900 shares of common stock under the plan for an aggregate purchase price of approximately $15.8 million.

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2012, 2013, and 2014 was approximately $1.5 million, $3.3 million, and $4.2 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2012, 2013, and 2014. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2013 through September 30, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2013	1,787,537	2,301,638	$10,419	$10.13	6.5
Options authorized	—	—		—
Options granted	(571,000)	571,000		$15.81
Options cancelled/forfeited/expired	134,172	(134,172)		$20.15
Restricted stock awards forfeited	—	—		—
Options exercised	—	(512,147)		$7.01

Balance as of September 30, 2014	1,350,709	2,226,319	$15,980	$11.70	6.6

Exercisable as of September 30, 2014		1,529,976	$13,144	$10.92	5.6

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012, 2013, and 2014 was $4.30, $4.49, and $6.23, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2012, 2013, and 2014 was approximately $1.4 million, $3.3 million, and $4.5 million, respectively.

As of September 30, 2013 and 2014, there were approximately $980,000 and $2.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.0 years. The total fair value of options vested during the fiscal years ended September 30, 2012, 2013, and 2014 was approximately $3.1 million, $2.5 million, and $1.9 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2012	2013	2014
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	0.6%	0.7%
Volatility	89.9%	80.1%	55.7%
Expected life	4.5 years	4.3 years	3.2 years

13. EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2012	2013	2014
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Volatility	51.8%	54.8%	39.6%
Expected life	Six months	Six months	Six months

As of September 30, 2014, we had issued 647,115 shares of common stock under our Stock Purchase Plan.

14. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to certain key employees pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested at either the end of year four or the end of year five, depending on the specific award. Certain restricted stock awards granted in fiscal 2008 required certain levels of performance by us by September 2011 before they were earned: these metrics were not met, and the awards were forfeited. Certain RSUs granted in fiscal 2010, 2011, and 2012 require a minimum level of performance of our stock price compared with an index over designated time periods from the grant date before they are earned, or the awards will be forfeited. The stock underlying the RSUs will be delivered upon vesting. The performance metrics for the RSUs granted in fiscal 2010 were not met by the September 2012 measurement date, and the awards were forfeited. The performance metrics for the RSUs granted in fiscal 2011 and 2012 were met by the September 2013 and 2014 measurement dates, and the awards were earned.

We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2013 through September 30, 2014:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2013	64,670	$6.04
Changes during the period Awards vested	(61,330)	$5.98

Non-vested balance as of September 30, 2014	3,340	$6.10

As of September 30, 2014, we had approximately $1,000 of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 0.1 years.

15. NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2012	2013	2014
Weighted average common shares outstanding used in calculating basic income per share	22,740,986	23,253,992	23,916,238
Effect of dilutive options and non-vested restricted stock awards	594,932	749,736	739,024

Weighted average common and common equivalent shares used in calculating diluted income per share	23,335,918	24,003,728	24,655,262

During the fiscal years ended September 30, 2012, 2013, and 2014 there were 1,546,207, 1,728,042, and 1,144,600 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $5.1 million, $5.4 million, and $5.8 million for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2014, were as follows:

(Amounts in thousands)
2015	5,286
2016	4,469
2017	3,648
2018	3,035
2019	2,363
Thereafter	13,405

Total	$32,206

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In fiscal 2013 and 2014 we recognized a recovery of approximately $11.7 million and $555,000, net of taxes and other expenses, respectively, from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. The recovery was recorded as a reduction in selling, general, and administrative expenses on our consolidated statements of operations. While additional claims are outstanding, we cannot be certain of the amount of any further recovery.

During fiscal 2012, 2013, and 2014, we incurred costs associated with store closings and lease terminations of approximately $350,000, $162,000, and $217,000, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations. The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during fiscal 2012, 2013, and 2014.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit for our insurance carriers in the amount of $1.3 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

17. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $298,000, $440,000, and $463,000 for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

18. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
	(Amounts in thousands except share and per share data)
Revenue	$99,051	$160,008	$175,756	$149,682	$109,592	$136,615	$214,401	$164,084
Cost of sales	72,773	122,358	128,949	109,564	79,682	101,829	160,195	121,168

Gross profit	26,278	37,650	46,807	40,118	29,910	34,786	54,206	42,916
Selling, general, and administrative expenses	29,443	36,100	33,047	33,915	32,282	35,687	41,652	36,823

(Loss) income from operations	(3,165)	1,550	13,760	6,203	(2,372)	(901)	12,554	6,093
Interest expense	997	1,166	1,193	862	997	1,078	1,051	885

(Loss) income before income tax benefit (provision)	(4,162)	384	12,567	5,341	(3,369)	(1,979)	11,503	5,208
Income tax benefit (provision)	—	(40)	1,070	(136)	—	—	—	(91)

Net (loss) income	$(4,162)	$344	$13,637	$5,205	$(3,369)	$(1,979)	$11,503	$5,117

Net (loss) income per share:
Diluted	$(0.18)	$0.01	$0.56	$0.21	$(0.14)	$(0.08)	$0.47	$0.21

Weighted average number of shares:
Diluted	22,955,715	24,019,409	24,177,020	24,267,879	23,715,945	23,845,302	24,719,369	24,813,777