Form 10-Q
period 2014-12-31
MARINEMAX INC
filed 2015-02-05
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200 Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 31, 2015 was 25,189,885.

MARINEMAX, INC. AND SUBSIDIARIES

Item No.		Page

PART I FINANCIAL INFORMATION
1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2014	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2014	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2014	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2014	6
	Notes to Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures About Market Risk	22

4.	Controls and Procedures	22

PART II OTHER INFORMATION
1.	Legal Proceedings	24
1A.	Risk Factors	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
3.	Defaults Upon Senior Securities	24
4.	Mine Safety Disclosures	24
5.	Other Information	24
6.	Exhibits	24

SIGNATURES		26

EX – 10.20(f)
EX – 10.20(g)
EX – 10.20(h)
EX – 31.1
EX – 31.2
EX – 32.1
EX – 32.2
EX – 101 INSTANCE DOCUMENT
EX – 101 SCHEMA DOCUMENT
EX – 101 CALCULATION LINKBASE DOCUMENT
EX – 101 DEFINITION LINKBASE DOCUMENT
EX – 101 LABEL LINKBASE DOCUMENT
EX – 101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2014
Revenue	$109,592	$158,126
Cost of sales	79,682	120,671

Gross profit	29,910	37,455
Selling, general, and administrative expenses	32,282	36,095

(Loss) income from operations	(2,372)	1,360
Interest expense	997	1,146

(Loss) income before income taxes	(3,369)	214
Income taxes	—	—

Net (loss) income	$(3,369)	$214

Basic net (loss) income per common share	$(0.14)	$.01

Diluted net (loss) income per common share	$(0.14)	$.01

Weighted average number of common shares used in computing net (loss) income per common share:
Basic	23,715,945	24,278,586

Diluted	23,715,945	24,947,968

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,839	$17,764
Accounts receivable, net	12,547	17,597
Inventories, net	244,151	278,119
Prepaid expenses and other current assets	4,415	4,632

Total current assets	288,952	318,112
Property and equipment, net	101,878	107,992
Other long-term assets, net	11,851	5,833

Total assets	$402,681	$431,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,823	$4,619
Customer deposits	10,979	12,609
Accrued expenses	19,600	15,903
Short-term borrowings	124,424	157,228

Total current liabilities	162,826	190,359
Long-term liabilities	560	422

Total liabilities	163,386	190,781
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2014 and December 31, 2014	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,002,807 and 25,104,728 shares issued and 24,211,907 and 24,313,828 shares outstanding as of September 30, 2014 and December 31, 2014, respectively	25	25
Additional paid-in capital	227,939	229,586
Retained earnings	27,141	27,355
Treasury stock, at cost, 790,900 shares held as of September 30, 2014 and December 31, 2014	(15,810)	(15,810)

Total stockholders’ equity	239,295	241,156

Total liabilities and stockholders’ equity	$402,681	$431,937

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295

Net income	—	—	—	214	—	214
Shares issued pursuant to employee stock purchase plan	22,973	—	297	—	—	297
Shares issued upon vesting of equity awards, net of tax withholding	3,340	—	—	—	—	—
Shares issued upon exercise of stock options	48,502	—	338	—	—	338
Stock-based compensation	27,106	—	1,012	—	—	1,012

BALANCE, December 31, 2014	25,104,728	$25	$229,586	$27,355	$(15,810)	$241,156

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,369)	$214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,762	1,898
(Gain) loss on sale of property and equipment	(30)	47
Gain on insurance settlements	(214)	—
Stock-based compensation expense	1,152	1,012
Decrease (increase) in —
Accounts receivable, net	5,826	(5,050)
Inventories, net	(10,011)	(33,968)
Prepaid expenses and other assets	31	(219)
(Decrease) increase in —
Accounts payable	(3,291)	(3,204)
Customer deposits	2,180	1,630
Accrued expenses and long-term liabilities	(5,413)	(3,835)

Net cash used in operating activities	(11,377)	(41,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,625)	(2,041)
Proceeds from sale of property and equipment	50	2

Net cash used in investing activities	(1,575)	(2,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	3,443	32,804
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,657	635

Net cash provided by financing activities	5,100	33,439

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,852)	(10,075)
CASH AND CASH EQUIVALENTS, beginning of period	23,756	27,839

CASH AND CASH EQUIVALENTS, end of period	$15,904	$17,764

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$859	$1,029
Cash paid for income taxes	$—	$36
Non-cash exchange of note receivable for property and equipment	$—	$6,020

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of December 31, 2014, we operated through 54 retail locations in 17 states, consisting of Alabama, Arizona, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2014, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2014 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected in future periods.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying unaudited condensed consolidated financial statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of accruals. Actual results could differ from those estimates.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2014, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2014, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2014 and December 31, 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.7 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2014.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income. As of December 31, 2014, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of December 31, 2014, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations which historically has resulted in losses in the first half of our fiscal year. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of December 31, 2014. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

8.	SHORT-TERM BORROWINGS:

In August 2014, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with GE Commercial Distribution Finance Corporation. The August 2014 amendment extended the maturity date of the Credit Facility to August 2017, subject to additional extension for two one-year periods, with lender approval. The August 2014 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $235 million, an increase from the previous limit of $205 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of December 31, 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $157.2 million. As of December 31, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of December 31, 2014, our additional available borrowings under our Amended Credit Facility were approximately $36.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2014, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2013 and 2014, we recognized stock-based compensation expense of approximately $1.2 million and $1.0 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2013 and 2014.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2013 and 2014, was approximately $1.7 million and $635,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

10.	THE INCENTIVE STOCK PLANS:

During February 2013, our stockholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares. During January 2011, our stockholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2014 through December 31, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2014	1,350,709	2,226,319	$15,980	$11.70	6.6
Options authorized	—	—		—
Options granted	(290,000)	290,000		$15.91
Options cancelled/forfeited/expired	50,002	(50,002)		$23.42
Restricted stock awards issued	(111,000)	—		—
Options exercised	—	(48,502)		$6.95

Balance as of December 31, 2014	999,711	2,417,815	$21,473	$12.05	6.8

Exercisable as of December 31, 2014		1,507,791	$16,525	$10.50	5.5

The weighted average grant date fair value of options granted during the three months ended December 31, 2013 and 2014 was $6.24 and $5.79, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2013 and 2014 was $1.4 million and $573,000, respectively.

As of December 31, 2013 and 2014, there was approximately $3.2 million of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.6 years and 2.2 years, respectively. The total fair value of options vested during the three months ended December 31, 2013 and 2014 was approximately $1.0 million and $283,000, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2013	2014
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.7%	0.8%
Volatility	55.7%	47.4%
Expected life	3.2 years	3.0 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

During February 2012, our stockholders approved a proposal to amend our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2013	2014
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%
Volatility	41.3%	30.0%
Expected life	six months	six months

As of December 31, 2014, we had issued 647,115 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to certain key employees pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2014 through December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2014	3,340	$6.10
Changes during the period
Awards granted	111,000	$19.23
Awards vested	(3,340)	$6.10

Non-vested balance as of December 31, 2014	111,000	$19.23

As of December 31, 2014, we had approximately $2.0 million of total unrecognized compensation cost related to non-vested restricted stock awards assuming applicable performance conditions are met. We expect to recognize that cost over a weighted average period of 2.8 years.

13.	NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share:

	Three Months Ended December 31,
	2013	2014
Weighted average common shares outstanding used in calculating basic income (loss) per share	23,715,945	24,278,586
Effect of dilutive options and non-vested restricted stock awards	—	669,382

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	23,715,945	24,947,968

For the three months ended December 31, 2014, there were 806,086 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the three months ended December 31, 2013 no options or non-vested restricted stock awards were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our plans to resume our growth through acquisitions and new store openings when more normal economic conditions return; our ability to capitalize on our core strengths to substantially outperform the industry and result in market share gains; our ability to align our retailing strategies with the desire of consumers; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; and our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business in each subsequent fiscal year. These conditions have caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as more normal economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2014. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2014 and December 31, 2014, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.7 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2014, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2014. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income. As of December 31, 2014, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of December 31, 2014, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations which historically has resulted in losses in the first half of our fiscal year. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of December 31, 2014. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

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

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2014 with the three months ended December 31, 2013 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

Revenue. Revenue increased $48.5 million, or 44.3%, to $158.1 million for the three months ended December 31, 2014 from $109.6 million for the three months ended December 31, 2013. Of this increase, $48.8 million was attributable to a 44.6% increase in comparable-store sales, which was partially offset by an approximate $0.3 million net decrease related to stores closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental increases in new and used boat sales, including larger traditionally lower gross margin boats, and incremental increases in brokerage sales. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $7.5 million, or 25.2%, to $37.5 million for the three months ended December 31, 2014 from $29.9 million for the three months ended December 31, 2013. Gross profit as a percentage of revenue decreased to 23.7% for the three months ended December 31, 2014 from 27.3% for the three months ended December 31, 2013. The decrease in gross profit as a percentage of revenue was primarily a result of the significant mix shift in our revenue to boat sales, including larger traditionally lower gross margin boats. The increase in boat sales relative to our overall revenues caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.8 million, or 11.8%, to $36.1 million for the three months ended December 31, 2014 from $32.3 million for the three months ended December 31, 2013. Selling, general, and administrative expenses as a percentage of revenue decreased to 22.8% for the three months ended December 31, 2014 from 29.5% for the three months ended December 31, 2013. The overall increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased boat sales.

Interest Expense. Interest expense increased $149,000, or 14.9%, to $1.1 million for the three months ended December 31, 2014 from $997,000 for the three months ended December 31, 2013. Interest expense as a percentage of revenue decreased to 0.7% for the three months ended December 31, 2014 from 0.9% for the three months ended December 31, 2013. The increase in interest expense was primarily a result of increased borrowings.

Income Taxes. We had no income tax expense or benefit for the three months ended December 31, 2014 and 2013. Our effective income tax rate was zero for both the three months ended December 31, 2014 and 2013. For the three months ended December 31, 2014 and 2013 we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as more robust economic conditions return. However, we cannot predict the length or severity of these unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore our ability to utilize the credit facility to fund operations. As of December 31, 2014, we were in compliance with all covenants under our credit facility. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2014 and 2013, cash used in operating activities was approximately $41.5 million and $11.4 million, respectively. For the three months ended December 31, 2014, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, an increase in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended December 31, 2014, and seasonal declines in accounts payable and accrued expenses, partially offset by an increase in customer deposits as a result of large yachts that were sold on order. For the three months ended December 31, 2013, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received and seasonal declines in accounts payable and accrued expenses, partially offset by an increase in customer deposits as a result of large yachts that were sold on order.

For the three months ended December 31, 2014 and 2013, cash used in investing activities was approximately $2.0 million and $1.6 million, respectively. For the three months ended December 31, 2014 and 2013, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2014 and 2013, cash provided by financing activities was approximately $33.4 million and $5.1 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

As of December 31, 2014, our indebtedness associated with financing our inventory and working capital needs totaled approximately $157.2 million. As of December 31, 2013 and 2014, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of December 31, 2014, our additional available borrowings under our Amended Credit Facility were approximately $36.9 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

As of December 31, 2014, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2014 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.20(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation.

10.20(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation.

10.20(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 5, 2015	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)