Form 10-Q
period 2015-03-31
MARINEMAX INC
filed 2015-05-05
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200 Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of outstanding shares of the registrant’s Common Stock on April 30, 2015 was 25,493,958.

MARINEMAX, INC. AND SUBSIDIARIES

1

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Revenue	$136,615	$172,143	$246,206	$330,269
Cost of sales	101,829	129,943	181,510	250,614

Gross profit	34,786	42,200	64,696	79,655

Selling, general, and administrative expenses	35,687	40,557	67,969	76,652

(Loss) income from operations	(901)	1,643	(3,273)	3,003

Interest expense	1,078	1,253	2,075	2,399

(Loss) income before income taxes	(1,979)	390	(5,348)	604

Income taxes	—	—	—	—

Net (loss) income	$(1,979)	$390	$(5,348)	$604

Basic net (loss) income per common share	$(0.08)	$0.02	$(0.22)	$0.02

Diluted net (loss) income per common share	$(0.08)	$0.02	$(0.22)	$0.02

Weighted average number of common shares used in computing net (loss) income per common share:

Basic	23,845,302	24,544,272	23,779,913	24,409,969

Diluted	23,845,302	25,265,857	23,779,913	25,105,262

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2014	March 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,839	$42,695
Accounts receivable, net	12,547	23,046
Inventories, net	244,151	277,030
Prepaid expenses and other current assets	4,415	3,876

Total current assets	288,952	346,647

Property and equipment, net	101,878	108,100
Other long-term assets, net	11,851	5,257

Total assets	$402,681	$460,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,823	$11,928
Customer deposits	10,979	17,157
Accrued expenses	19,600	20,741
Short-term borrowings	124,424	165,287

Total current liabilities	162,826	215,113

Long-term liabilities	560	345

Total liabilities	163,386	215,458

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2014 and March 31, 2015	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,002,807 and 25,467,750 shares issued and 24,211,907 and 24,676,850 shares outstanding as of September 30, 2014 and March 31, 2015, respectively	25	25
Additional paid-in capital	227,939	232,586
Retained earnings	27,141	27,745
Treasury stock, at cost, 790,900 shares held as of September 30, 2014 and March 31, 2015	(15,810)	(15,810)

Total stockholders’ equity	239,295	244,546

Total liabilities and stockholders’ equity	$402,681	$460,004

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Capital
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295

Net income	—	—	—	604	—	604
Shares issued pursuant to employee stock purchase plan	22,973	—	297	—	—	297
Shares issued upon vesting of equity awards, net of tax withholding	3,340	—	—	—	—	—
Shares issued upon exercise of stock options	409,755	—	2,723	—	—	2,723
Stock-based compensation	28,875	—	1,627	—	—	1,627

BALANCE, March 31, 2015	25,467,750	$25	$232,586	$27,745	$(15,810)	$244,546

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,348)	$604
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,523	3,853
Loss on sale of property and equipment	181	78
Gain on insurance settlements	(373)	—
Stock-based compensation expense	1,664	1,627
(Increase) decrease in —
Accounts receivable, net	(5,500)	(10,499)
Inventories, net	(32,355)	(32,879)
Prepaid expenses and other assets	553	1,113
Increase (decrease) in —
Accounts payable	2,560	4,105
Customer deposits	5,693	6,178
Accrued expenses and long-term liabilities	(1,115)	926

Net cash used in operating activities	(30,517)	(24,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,921)	(4,170)
Proceeds from insurance settlements	714	—
Proceeds from sale of property and equipment	81	37

Net cash used in investing activities	(3,126)	(4,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	37,634	40,863
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	3,051	3,020

Net cash provided by financing activities	40,685	43,883

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,042	14,856
CASH AND CASH EQUIVALENTS, beginning of period	23,756	27,839

CASH AND CASH EQUIVALENTS, end of period	$30,798	$42,695

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,929	$2,297
Cash paid for income taxes	$—	$36
Non-cash exchange of note receivable for property and equipment	$—	$6,020

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements. As of March 31, 2015, we operated through 53 retail locations in 16 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2015, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of March 31, 2015 approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected in future periods.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2015, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2015, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2014 and March 31, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2015.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income. As of March 31, 2015, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of March 31, 2015, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of March 31, 2015. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

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

As of March 31, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $165.3 million. As of March 31, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of March 31, 2015, our additional available borrowings under our Amended Credit Facility were approximately $22.0 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2015, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the six months ended March 31, 2014 and 2015, we recognized stock-based compensation expense of approximately $1.7 million and $1.6 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the six months ended March 31, 2014 and 2015.

Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2014 and 2015, was approximately $3.1 million and $3.0 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2014 through March 31, 2015:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2014	1,350,709	2,226,319	$15,980	$11.70	6.6
Options authorized	—	—		—
Options granted	(290,000)	290,000		$15.91
Options cancelled/forfeited/expired	67,780	(67,780)		$25.46
Restricted stock awards issued	(111,000)	—		—
Options exercised	—	(409,755)		$6.64

Balance as of March 31, 2015	1,017,489	2,038,784	$29,381	$12.85	6.8

Exercisable as of March 31, 2015		1,165,418	$18,837	$11.30	5.4

The weighted average grant date fair value of options granted during the six months ended March 31, 2014 and 2015 was $6.23 and $5.79, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2014 and 2015 was $3.1 million and $7.2 million, respectively.

As of March 31, 2014 and 2015, there was approximately $2.8 million and $2.9 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.4 years and 2.0 years, respectively. The total fair value of options vested during the six months ended March 31, 2014 and 2015 was approximately $1.3 million and $444,000, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	0.7%	—	0.7%	0.8%
Volatility	55.7%	—	55.7%	47.4%
Expected life	3.2 years	—	3.2 years	3.0 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	41.3%	30.0%	41.3%	30.0%
Expected life	six months	six months	six months	six months

As of March 31, 2015, we had issued 647,115 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2014 through March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2014	3,340	$6.10
Changes during the period
Awards granted	111,000	$19.23
Awards vested	(3,340)	$6.10

Non-vested balance as of March 31, 2015	111,000	$19.23

As of March 31, 2015, we had approximately $2.1 million of total unrecognized compensation cost related to non-vested restricted stock awards assuming applicable performance conditions are met. We expect to recognize that cost over a weighted average period of 2.6 years.

13.	NET INCOME (LOSS) PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Weighted average common shares outstanding used in calculating basic income (loss) per share	23,845,302	24,544,272	23,779,913	24,409,969
Effect of dilutive options and non-vested restricted stock awards	—	721,585	—	695,293

Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	23,845,302	25,265,857	23,779,913	25,105,262

For the three months ended March 31, 2015, there were 1,361,973 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2015, there were 1,472,001 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the three months ended March 31, 2014 and the six months ended March 31, 2014 no options or non-vested restricted stock awards were included in the computation of diluted loss per share because we reported a net loss and the effect of their inclusion would be anti-dilutive.

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

General

We are the largest recreational boat retailer in the United States with fiscal 2014 revenue in excess of $620 million. Through our current 53 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of March 31, 2015. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2014 and March 31, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of March 31, 2015, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2015. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income. As of March 31, 2015, we have no available taxable income in prior carryback years, reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of March 31, 2015, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there is sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and subject to uncertainty due to many factors including the impact of general economic conditions and the cyclical nature of our operations. Additionally, historically it has been difficult to project our industry’s trends and therefore our results. Based on our analysis of the available evidence we determined that our deferred tax assets needed a full valuation allowance as of March 31, 2015. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

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

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2015 with the three and six months ended March 31, 2014 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenue. Revenue increased $35.5 million, or 26.0%, to $172.1 million for the three months ended March 31, 2015 from $136.6 million for the three months ended March 31, 2014. Of this increase, $36.8 million was attributable to a 27.2% increase in comparable-store sales, which was partially offset by an approximate $1.3 million net decrease related to stores closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental increases in new and used boat sales. Despite generally unfavorable weather in our northern markets, improving industry conditions resulting from favorable economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $7.4 million, or 21.3%, to $42.2 million for the three months ended March 31, 2015 from $34.8 million for the three months ended March 31, 2014. Gross profit as a percentage of revenue decreased to 24.5% for the three months ended March 31, 2015 from 25.5% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. Additionally, we saw a rise in used boat sales which traditionally carry an incrementally lower margin which unfavorably impacted consolidated margins. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $4.9 million, or 13.7%, to $40.6 million for the three months ended March 31, 2015 from $35.7 million for the three months ended March 31, 2014. Selling, general, and administrative expenses as a percentage of revenue decreased to 23.6% for the three months ended March 31, 2015 from 26.1% for the three months ended March 31, 2014. The overall increase in selling, general, and administrative expenses was primarily attributable to increased personnel expenses partially resulting from increased health care costs as well as increased commissions resulting from increased boat sales. Additionally, to combat generally less favorable weather in certain markets, we expanded our marketing investment in an effort to drive greater sales.

Interest Expense. Interest expense increased $175,000, or 16.2%, to $1.3 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. Interest expense as a percentage of revenue decreased to 0.7% for the three months ended March 31, 2015 from 0.8% for the three months ended March 31, 2014. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes. We had no income tax expense or benefit for the three months ended March 31, 2015 and 2014. Our effective income tax rate was zero for both the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014 we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

Six Months Ended March 31, 2015 Compared with Six Months Ended March 31, 2014

Revenue. Revenue increased $84.1 million, or 34.1%, to $330.3 million for the six months ended March 31, 2015 from $246.2 million for the six months ended March 31, 2014. Of this increase, $85.5 million was attributable to a 35.0% increase in comparable-store sales, which was partially offset by an approximate $1.4 million net decrease related to stores closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was due to incremental increases in new and used boat sales. Improving industry conditions resulting from favorable economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $15.0 million, or 23.1%, to $79.7 million for the six months ended March 31, 2015 from $64.7 million for the six months ended March 31, 2014. Gross profit as a percentage of revenue decreased to 24.1% for the six months ended March 31, 2015 from 26.3% for the six months ended March 31, 2014. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales, including larger traditionally lower gross margin boats. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $8.7 million, or 12.8%, to $76.7 million for the six months ended March 31, 2015 from $68.0 million for the six months ended March 31, 2014. Selling, general, and administrative expenses as a percentage of revenue decreased to 23.2% for the six months ended March 31, 2015 from 27.6% for the six months ended March 31, 2014. The overall increase in selling, general, and administrative expenses was primarily attributable to increased personnel expenses partially resulting from increased health care costs as well as increased commissions resulting from increased boat sales.

Interest Expense. Interest expense increased $324,000, or 15.6%, to $2.4 million for the six months ended March 31, 2015 from $2.1 million for the six months ended March 31, 2014. Interest expense as a percentage of revenue decreased to 0.7% for the six months ended March 31, 2015 from 0.8% for the six months ended March 31, 2014. The increase in interest expense was primarily a result of increased borrowings.

Income Taxes. We had no income tax expense or benefit for the six months ended March 31, 2015 and 2014. Our effective income tax rate was zero for both the six months ended March 31, 2015 and 2014. For the six months ended March 31, 2015 and 2014 we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance. We will continue to evaluate the need for a valuation allowance. If the full valuation allowance is reversed, we will start recording a tax provision.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore our ability to utilize the credit facility to fund operations. As of March 31, 2015, we were in compliance with all covenants under our credit facility. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2015 and 2014, cash used in operating activities was approximately $24.9 million and $30.5 million, respectively. For the six months ended March 31, 2015, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, an increase in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended March 31, 2015, partially offset by seasonal increases in accounts payable and an increase in customer deposits as a result of large yachts that were sold on order. For the six months ended March 31, 2014, cash used in operating activities was primarily related to our net loss, an increase of inventory driven by timing of boats received, seasonal increases in accounts receivable, and was partially offset by an increase in customer deposits as a result of large yachts that were sold on order.

For the six months ended March 31, 2015 and 2014, cash used in investing activities was approximately $4.1 million and $3.1 million, respectively. For the six months ended March 31, 2015 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the six months ended March 31, 2014, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by insurance proceeds received as a result of Hurricane Sandy.

For the six months ended March 31, 2015 and 2014, cash provided by financing activities was approximately $43.9 million and $40.7 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

As of March 31, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $165.3 million. As of March 31, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of March 31, 2015, our additional available borrowings under our Amended Credit Facility were approximately $22.0 million based, upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

As of March 31, 2015, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2015 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1(b)	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2(a)	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.2	Form of Common Stock Certificate. (1)

10.35	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

May 5, 2015	By:	/s/ Michael H. McLamb
Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)