Form 10-Q
period 2015-06-30
MARINEMAX INC
filed 2015-08-04
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 31, 2015 was 25,555,477.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Revenue	$214,401	$231,849	$460,607	$562,118
Cost of sales	160,195	174,809	341,705	425,423
Gross profit	54,206	57,040	118,902	136,695

Selling, general, and administrative expenses	41,652	41,049	109,609	117,701
Income from operations	12,554	15,991	9,293	18,994

Interest expense	1,051	1,141	3,138	3,540
Income before income taxes	11,503	14,850	6,155	15,454

Income taxes	—	—	—	—
Net income	$11,503	$14,850	$6,155	$15,454

Basic net income per common share	$0.48	$0.60	$0.26	$0.63

Diluted net income per common share	$0.47	$0.59	$0.25	$0.61

Weighted average number of common shares used in computing net income per common share:

Basic	24,012,991	24,654,076	23,857,606	24,491,338
Diluted	24,719,369	25,316,092	24,601,712	25,175,538

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2014	June 30, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,839	47,448
Accounts receivable, net	12,547	23,018
Inventories, net	244,151	257,597
Prepaid expenses and other current assets	4,415	4,978
Total current assets	288,952	333,041

Property and equipment, net	101,878	106,279
Other long-term assets, net	11,851	5,163
Total assets	$402,681	444,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,823	11,544
Customer deposits	10,979	13,630
Accrued expenses	19,600	22,719
Short-term borrowings	124,424	137,388
Total current liabilities	162,826	185,281

Long-term liabilities	560	425
Total liabilities	163,386	185,706

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2014 and June 30, 2015	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,002,807 and 25,555,987 shares issued and 24,211,907 and 24,680,087 shares outstanding as of September 30, 2014 and June 30, 2015, respectively	25	26
Additional paid-in capital	227,939	233,894
Retained earnings	27,141	42,595
Treasury stock, at cost, 790,900 and 875,900 shares held as of September 30, 2014 and June 30, 2015, respectively	(15,810)	(17,738)
Total stockholders’ equity	239,295	258,777
Total liabilities and stockholders’ equity	$402,681	444,483

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295

Net income	-	-	-	15,454	-	15,454
Purchase of treasury stock	-	-	-	-	(1,928)	(1,928)
Shares issued pursuant to employee stock purchase plan	48,987	-	669	-	-	669
Shares issued upon vesting of equity awards, net of tax withholding	3,340	-	-	-	-	-
Shares issued upon exercise of stock options	471,211	1	3,000	-	-	3,001
Stock-based compensation	29,642	-	2,286	-	-	2,286
BALANCE, June 30, 2015	25,555,987	26	233,894	42,595	(17,738)	258,777

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,155	15,454
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,411	5,859
Loss (gain) on sale of property and equipment	248	(1,570)
Gain on insurance settlements	(193)	-
Stock-based compensation expense	2,141	2,286
(Increase) decrease in —
Accounts receivable, net	(5,644)	(10,471)
Inventories, net	(6,216)	(13,446)
Prepaid expenses and other long-term assets	(246)	709
Increase (decrease) in —
Accounts payable	6,159	3,721
Customer deposits	1,375	2,651
Accrued expenses and long-term liabilities	2,675	2,984
Net cash provided by operating activities	11,865	8,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,860)	(6,886)
Proceeds from insurance settlements	714	0
Proceeds from sale of property and equipment	102	3,612
Net cash used in investing activities	(6,044)	(3,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	8,572	12,964
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	3,671	3,670
Purchase of treasury stock	-	(1,928)
Net cash provided by financing activities	12,243	14,706

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,064	19,609
CASH AND CASH EQUIVALENTS, beginning of period	23,756	27,839
CASH AND CASH EQUIVALENTS, end of period	$41,820	47,448

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,043	$3,570
Cash paid for income taxes	$36	$68
Non-cash: exchange of note receivable for property and equipment	$-	$6,020
Non-cash: real estate assets classified as held for sale	$-	$604

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our condensed consolidated financial statements.  As of June 30, 2015, we operated through 54 retail locations in 16 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2015, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2015, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and nine months ended June 30, 2015, are not necessarily indicative of the results that may be expected in future periods.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is not permitted.  We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

4.	REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2015, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2015, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2014 and June 30, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $1.9 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2015.

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

Pursuant to ASC 740, we must exercise significant judgment in evaluating all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income.  As of June 30, 2015, we have no available taxable income in prior carryback years, sufficient reversals of future taxable temporary differences or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of June 30, 2015, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there remains sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and uncertainty exists due to many factors including the impact of overall economic conditions along with the cyclical nature of our operations. Additionally, historically it has been difficult to project our industry’s trends and therefore our expected financial performance (earnings).  Based on our analysis as of June 30, 2015 and the weight of all the available evidence, we have determined that our deferred tax assets need a full valuation allowance. However, with continued positive improvements in overall economic conditions and the ability to maintain additional future profitability, along with improved confidence levels for achieving the forecasted profitability, and consideration of all other appropriate positive and negative evidence, we currently believe that substantially all of the deferred tax asset valuation allowance may be reversed as early as the end of our current fiscal year September 30, 2015, depending on the aforementioned factors and circumstances. We will continue to evaluate the need for a valuation allowance.  If the full valuation allowance is reversed, we will recognize the deferred tax asset realizability and report a full income tax provision.

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

As of June 30, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $137.4 million. As of June 30, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of June 30, 2015, our additional available borrowings under our Amended Credit Facility were approximately $30.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2015, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the nine months ended June 30, 2014 and 2015, we recognized stock-based compensation expense of approximately $2.1 million and $2.3 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2014 and 2015.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2014 and 2015, was approximately $3.7 million and $3.7 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2014 through June 30, 2015:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2014	1,350,709	2,226,319	$15,980	$11.70	6.6
Options authorized	-	-		-
Options granted	(290,000)	290,000		$15.91
Options cancelled/forfeited/expired	84,780	(84,780)		$25.53
Restricted stock awards issued	(111,000)	-		-
Options exercised	-	(471,211)		$6.37
Balance as of June 30, 2015	1,034,489	1,960,328	$19,807	$13.00	6.7

Exercisable as of June 30, 2015		1,127,444	$13,788	$11.30	5.3

The weighted average grant date fair value of options granted during the nine months ended June 31, 2014 and 2015 was $6.23 and $5.79, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2014 and 2015 was $3.5 million and $8.5 million, respectively.

As of June 30, 2014 and 2015, there was approximately $2.5 million and $2.6 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.2 years and 1.8  years, respectively. The total fair value of options vested during the nine months ended June 30, 2014 and 2015 was approximately $1.6 million and $601,000, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	0.8%	—	0.7%	0.8%
Volatility	51.7%	—	55.7%	47.4%
Expected life	3.0 years	—	3.2 years	3.0 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	37.4%	40.8%	39.5%	35.2%
Expected life	Six months	Six months	Six months	Six months

As of June 30, 2015, we had issued 673,129 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2014 through June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2014	3,340	$6.10
Changes during the period
Awards granted	111,000	$19.23
Awards vested	(3,340)	$6.10
Non-vested balance as of June 30, 2015	111,000	$19.23

As of June 30, 2015, we had approximately $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards assuming applicable performance conditions are met. We expect to recognize that cost over a weighted average period of 2.4 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Weighted average common shares outstanding used in calculating basic income per share	24,012,991	24,654,076	23,857,606	24,491,338
Effect of dilutive options and non-vested restricted stock awards	706,378	662,016	744,106	684,200
Weighted average common and common equivalent shares used in calculating diluted income (loss) per share	24,719,369	25,316,092	24,601,712	25,175,538

For the three months ended June 30, 2014 and 2015, there were 865,864 and 1,280,182 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.  For the nine months ended June 30, 2014 and 2015, there were 1,155,397 and 2,280,887 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

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

General

We are the largest recreational boat retailer in the United States with fiscal 2014 revenue in excess of $620 million. Through our current 54 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. We recently implemented programs to increase sales of boats, boating parts, and accessories, as well as the offer of finance and insurance, or F&I, products at various offsite locations; and the charter of power and sailing yachts in the British Virgin Islands. None of these recently implemented programs have had a material effect on our consolidated financial statements.

MarineMax was incorporated in Delaware in January 1998 (and then re-incorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2012, 2013, and 2014.

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

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2015. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2014 and June 30, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $1.9 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2015, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2015. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must exercise significant judgment in evaluating all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years; 2) reversals of existing deferred tax liabilities; 3) tax planning strategies and 4) projected future taxable income.  As of June 30, 2015, we have no available taxable income in prior carryback years, sufficient reversals of future taxable temporary differences or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income. Although as of June 30, 2015, we were no longer in a three year cumulative loss position for financial reporting purposes in our significant jurisdictions, we believe there remains sufficient negative evidence concerning our projected future taxable income and, therefore, the realization of our deferred tax assets. Our future taxable income is inherently difficult to project and uncertainty exists due to many factors including the impact of overall economic conditions along with the cyclical nature of our operations. Additionally, historically it has been difficult to project our industry’s trends and therefore our expected financial performance (earnings).  Based on our analysis as of June 30, 2015 and the weight of all the available evidence, we have determined that our deferred tax assets need a full valuation allowance. However, with continued positive improvements in overall economic conditions and the ability to maintain additional future profitability, along with improved confidence levels for achieving the forecasted profitability, and consideration of all other appropriate positive and negative evidence, we currently believe that substantially all of the deferred tax asset valuation allowance may be reversed as early as the end of our current fiscal year September 30, 2015, depending on the aforementioned factors and circumstances. We will continue to evaluate the need for a valuation allowance.  If the full valuation allowance is reversed, we will recognize the deferred tax asset realizability and report a full income tax provision.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is not permitted.  We currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2015, with the three and nine months ended June 30, 2014 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue.  Revenue increased $17.4 million, or 8.1%, to $231.8 million for the three months ended June 30, 2015, from $214.4 million for the three months ended June 30, 2014. Of this increase, $20.2 million was attributable to a 9.5% increase in comparable-store sales, which was partially offset by an approximate $2.8 million net decrease related to stores closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store revenue was due primarily to incremental increases in used boat sales.  We believe that improving industry conditions resulting from improved economic conditions also contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $2.8 million, or 5.2%, to $57.0 million for the three months ended June 30, 2015, from $54.2 million for the three months ended June 30, 2014. Gross profit as a percentage of revenue decreased to 24.6% for the three months ended June 30, 2015 from 25.3% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. Additionally, we saw a rise in used boat sales which traditionally carry an incrementally lower margin which unfavorably impacted consolidated margins. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $603,000, or 1.5%, to $41.0 million for the three months ended June 30, 2015 from $41.7 million for the three months ended June 30, 2014. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.7% for the three months ended June 30, 2015 from 19.4% for the three months ended June 30, 2014. The overall decrease in selling, general, and administrative expenses was primarily attributable to a $1.6 million gain realized on the sale of real estate partially offset by increased personnel expenses resulting from increased health care costs. The decrease in selling, general, and administrative expenses as a percentage of revenue was also driven by the significant increases in revenues outweighing the modest increases in selling, general, and administrative expenses absent the gain realized on the sale of real estate.

Interest Expense. Interest expense increased $90,000, or 8.6%, to $1.14 million for the three months ended June 30, 2015 from $1.05 million for the three months ended June 30, 2014. Interest expense as a percentage of revenue remained consistent at 0.5% for the three months ended June 30, 2015 and 2014. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  We had no income tax expense or benefit for the three months ended June 30, 2015 and 2014. Our effective income tax rate was zero for both the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014 we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance.  We will continue to evaluate the need for a valuation allowance.  If the full valuation allowance is reversed, we will start recording a tax provision.

Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014

Revenue.  Revenue increased $101.5 million, or 22.0%, to $562.1 million for the nine months ended June 30, 2015, from $460.6 million for the nine months ended June 30, 2014. Of this increase, $105.7 million was attributable to a 23.2% increase in comparable-store sales, which was partially offset by an approximate $4.2 million net decrease related to stores closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store revenue was due primarily to incremental increases in new and used boat sales.  We believe that improving industry conditions resulting from favorable economic conditions contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $17.8 million, or 15.0%, to $136.7 million for the nine months ended June 30, 2015, from $118.9 million for the nine months ended June 30, 2014. Gross profit as a percentage of revenue decreased to 24.3% for the nine months ended June 30, 2015 from 25.8% for the nine months ended June 30, 2014. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales, including larger traditionally lower gross margin boats. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $8.1 million, or 7.4%, to $117.7 million for the nine months ended June 30, 2015 from $109.6 million for the nine months ended June 30, 2014. Selling, general, and administrative expenses as a percentage of revenue decreased to 20.9% for the nine months ended June 30, 2015 from 23.8% for the nine months ended June 30, 2014. The overall increase in selling, general, and administrative expenses was primarily attributable to increased personnel expenses partially resulting from increased health care costs as well as increased commissions resulting from increased boat sales, partially offset by a $1.6 million gain realized on the sale of real estate. The decrease in selling, general, and administrative expenses as a percentage of revenue was partially driven by the significant increases in revenues outweighing the modest increases in selling, general, and administrative expenses.

Interest Expense. Interest expense increased $402,000, or 12.8%, to $3.5 million for the nine months ended June 30, 2015 from $3.1 million for the nine months ended June 30, 2014. Interest expense as a percentage of revenue decreased to 0.6% for the nine months ended June 30, 2015 from 0.7% for the nine months ended June 30, 2014. The increase in interest expense was primarily a result of increased borrowings.

Income Taxes.  We had no income tax expense or benefit for the nine months ended June 30, 2015 and 2014. Our effective income tax rate was zero for both the nine months ended June 30, 2015 and 2014. For the nine months ended June 30, 2015 and 2014 we generated a loss for tax purposes; however, we could not record the benefit for the net operating loss carryforward due to the required valuation allowance.  We will continue to evaluate the need for a valuation allowance.  If the full valuation allowance is reversed, we will start recording a tax provision.

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

These cash needs have historically been financed with cash generated from operations and borrowings under our credit facility. Our ability to utilize our credit facility to fund operations depends upon the collateral levels and compliance with the covenants of the credit facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the credit facility and therefore our ability to utilize the credit facility to fund operations. As of June 30, 2015, we were in compliance with all covenants under our credit facility. We currently depend upon dividends and other payments from our dealerships and our credit facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2015 and 2014, cash provided by operating activities was approximately $8.2 million and $11.9 million, respectively. For the nine months ended June 30, 2015, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expenses along with stock based compensation expenses, seasonal increases in accounts payable, customer deposits, and accrued expenses, partially offset by increases in inventory driven by timing of boats received, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2015. For the nine months ended June 30, 2014, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expenses along with stock based compensation expenses, seasonal increases in accounts payable and customer deposits, partially offset by increases in inventory attributable to new brands, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2014.

For the nine months ended June 30, 2015 and 2014, cash used in investing activities was approximately $3.3 million and $6.0 million, respectively. For the nine months ended June 30, 2015 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by the proceeds from the sale of real estate. For the nine months ended June 30, 2014, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by insurance proceeds received as a result of Hurricane Sandy.

For the nine months ended June 30, 2015 and 2014, cash provided by financing activities was approximately $14.7 million and $12.2 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans. For the nine months ended June 30, 2015, cash provided by financing activities was partially offset by the repurchase of common stock under the share repurchase program.

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

As of June 30, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $137.4 million. As of June 30, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6%. As of June 30, 2015, our additional available borrowings under our Amended Credit Facility were approximately $30.9 million based, upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

Except as specified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the attached unaudited condensed consolidated financial statements, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2015 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2015 - April 30, 2015	75,000	$22.74	75,000	925,000
May 1, 2015 - May 31, 2015	10,000	$21.99	10,000	915,000
June 1, 2015 - June 30, 2015	-	-	-	915,000
Total	85,000	$22.65	85,000	915,000

(1) The purchases were made pursuant to the share repurchase program announced by the Company on April 27, 2015. Under the terms of the program, the Company is authorized to purchase up to 1.0 million shares of its common stock until March 31, 2017.

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

MARINEMAX, INC.

August 4, 2015	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)