Form 10-K
period 2015-09-30
MARINEMAX INC
filed 2015-12-08
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant (23,396,413 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $620,238,909.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of December 1, 2015, there were outstanding 25,617,321 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2015

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2016 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth when economic conditions improve; and our belief that our retailing strategies are aligned with the desires of consumers.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat dealer in the United States.  Through 53 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2015. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 25% and 12%, respectively, of our revenue in fiscal 2015. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 8% of all Brunswick marine sales, including approximately 45% of its Sea Ray boat sales, during our fiscal 2015.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 12% of our revenue in fiscal 2015. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 24 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2015 was approximately $171,000, an increase of approximately 2% from approximately $167,000 in fiscal 2014, compared with the industry average selling price for calendar 2014 of approximately $43,000 based on industry data published by the National Marine Manufacturers Association.  Our stores, which operated at least 12 months, averaged approximately $15.3 million in annual sales in fiscal 2015.  We consider a store to be one or more retail locations that are adjacent or operate as one entity.  Our same-store sales increased 11% in fiscal 2013, increased 6% in fiscal 2014, and increased 22% in fiscal 2015.

We attempt to adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract and retain more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence.  We believe that our full range of services, hassle free approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers. We strive to provide superior customer service and support before, during, and after the sale.

The U.S. recreational boating industry generated approximately $35.4 billion in retail sales in calendar 2014, which is down from the peak of $39.5 billion in calendar 2006. Total powerboats sold in calendar 2014 were approximately 171,500 units as compared to 298,100 units sold in 2006.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $25.6 billion of these sales in 2014 based on industry data from the National Marine Manufacturers Association.  The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

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

We also from time to time evaluate opportunities to expand our operations by acquiring recreational boat dealers to expand our geographic scope, expanding our product lines, opening new retail locations within or outside our existing territories, and offering new products and services for our customers.

Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s largest retailer of recreational boats.  The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Joint venture

Apart from acquisitions, we have opened 32 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 61 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of six during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Boston Whaler	2004	North and South Carolina
Boston Whaler	2005	Houston
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Azimut	2008	Florida
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, and Missouri,
Harris	2011	West Central Florida
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano, Florida
Harris	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate
Atlantis	2013	Florida
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North, Central, and South America

We add brands with the intent to either offer a migration path for our existing customer base or fill a gap in our product offerings.  As a result, we believe that new brands we offer are generally complementary and do not cannibalize the business generated from our other prominent brands.  We also discontinue offering product lines from time to time, primarily based upon customer preferences.

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

Despite continued weakened industry conditions, we strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth as industry conditions continue to improve.  As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate.  We believe our expanded product offerings have strengthened our same-store sales growth.  As industry conditions permit, we plan to further expand our business through both acquisitions in new territories and new store openings in existing territories.  In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, and through our print catalog; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon economic and industry conditions.

We maintain our executive offices at 2600 McCormick Drive, Suite 200, Clearwater, Florida 33759, and our telephone number is (727) 531-1700.  We were incorporated in the state of Delaware in January 1998 and then re-incorporated in Florida in March 2015. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries,” or the “acquired companies”).

Our website is located at www.MarineMax.com.  Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”).  We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE on February 26, 2015.

Business

General

We are the largest recreational boat dealer in the United States.  Through 53 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation, or Brunswick.  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2015. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 25% and 12%, respectively, of our revenue in fiscal 2015. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 8% of all Brunswick marine sales, including approximately 45% of its Sea Ray boat sales, during our fiscal 2015.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 12% of our revenue in fiscal 2015. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $35.4 billion in retail sales in calendar 2014, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $25.6 billion of such sales in 2014. Total powerboats sold in calendar 2014 were approximately 171,500 units as compared to 298,100 units sold in 2006. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010.

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

Emphasizing Customer Satisfaction and Loyalty.   We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with a hassle-free purchase process.  We seek to further enhance and simplify the purchase process by helping to arrange financing and insurance at our retail locations with competitive terms and streamlined turnaround.  We offer the customer a thorough in-water orientation of boat operations where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer’s entire family.  We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways! group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle.  We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer’s wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.  We plan to continue to offer additional product lines and services throughout our dealerships and, when appropriate, online and various offsite locations.  We are increasingly offering throughout our dealerships product lines that previously have been offered only at certain of our locations.  We also obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights.  In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory.  We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.  We also have implemented programs to increase the generation of leads and sales of boats over the internet.  In addition, we have established a yacht charter business and are conducting programs to sell used boats, offer F&I products, and sell boating parts and accessories at various offsite locations.

Marketing over the Internet.  Our web initiatives span across multiple websites, including our core site, www.MarineMax.com.  The websites provide customers with the ability to learn more about our company and our products.  Our website generates direct sales and provides our stores with leads to potential customers for new and used boats, brokerage sales, finance and insurance products, and repair and maintenance services.  In addition, we utilize various feeder websites and social networking websites to drive additional traffic and leads for our various product and service offerings.  As mentioned above, we also maintain multiple online storefronts for customers to submit an inquiry, purchase boats, and purchase a wide variety of boating parts and accessories.

Pursuing Strategic Acquisitions.  One of our strategies is to capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies.  The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region.  We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies.  We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer.  As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations.  We believe we are regarded as an attractive acquirer by boat dealers because of: (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash.  We have entered into an agreement regarding acquisitions with the Sea Ray Division of Brunswick.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement, as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

Opening New Facilities.  We will continue to establish additional retail facilities in our existing and new markets subject to conditions.  We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 32 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998.  We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant.  Based on these factors since March 1998, we have closed 61 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 (and a total of six during the last three fiscal years).

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

Emphasizing Best Practices.  We emphasize the best practices developed by us and our acquired dealers as appropriate throughout our locations.  As an example, we have implemented a hassle-free approach at each of our dealerships.  Under the MarineMax One Price hassle-free sales approach, we sell our boats at prices generally representing a discount from the manufacturer’s suggested retail price, thereby eliminating the anxieties of price negotiations that occur in most boat purchases.  In addition, we adopt the best practices developed by us and our acquired dealers as applicable, considering location, design, layout, product purchases, maintenance and repair services (including extended service hours and mobile or dockside services), product mix, employee training, and customer education and services.

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

Utilizing Technology Throughout Operations.  We believe that our management information system, which currently is being utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquired dealers.  The system facilitates the interchange of information and enhances cross-selling opportunities throughout our company.  The system integrates each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, and sales management.  The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of boats company-wide, locates boats needed to satisfy particular customer requests, and monitors the maintenance and service needs of customers’ boats.  Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages.  Our managers use a web-based tool to access essentially all financial and operational data from anywhere at any time.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Meridian Yachts. Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2015. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 25% and 12%, respectively, of our revenue in fiscal 2015. We believe our sales represented approximately 8% of all Brunswick marine sales, including approximately 45% of its Sea Ray boat sales, during our fiscal 2015  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats accounted for approximately 12% of our revenue in fiscal 2015. During fiscal 2015, new boat sales accounted for 64.3% or $482.8 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2015 average new boat sales price of approximately $171,000, an increase of approximately 2% from approximately $167,000 in fiscal 2014, compared with an estimated industry average selling price for calendar 2014 of approximately $43,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 116’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	54’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	72’ to 155’+	3,500,000 to 35,000,000+
Convertibles
Hatteras Convertibles	54’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,500,000+
Atlantis	34’ to 58’	450,000 to 2,300,000+
Meridian	34’ to 54’	400,000 to 1,800,000
Aquila	38’ to 48’	480,000 to 1,200,000
Harris	16’ to 28’	15,000 to 150,000
Crest	19’ to 25’	20,000 to 90,000
Galeon	30' to 78'	170,000 to 3,600,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,000,000
Grady White	18’ to 37’	40,000 to 600,000
Scout	17’ to 35’	20,000 to 800,000
Sailfish	19’ to 32’	35,000 to 300,000
Ski Boats
Nautique by Correct Craft	21’ to 25’	70,000 to 190,000
Jet Boats
Scarab	19’ to 26’	20,000 to 80,000

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

Convertibles.  Hatteras Yachts is one of the world’s premier convertible yacht builders and offers state-of-the-art designs with live-aboard luxuries.  Convertibles are primarily fishing vessels, which are well equipped to meet the needs of even the most serious tournament-class competitor.  Hatteras features interiors that offer luxurious salon/galley arrangements, multiple staterooms with private heads, and a cockpit that includes a bait and tackle center, fishbox, and freezer.

Pleasure Boats.  Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style.  Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms.  Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models.  Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models.  Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations.  Meridian sport yachts and yachts are generally available in sedan and motoryacht models.  All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines.  We believe Atlantis sport cruisers offer a unique-on-the-water experience with the Azimut expertise expressed in a design concept that merges sportiness with the comfort and relative ease of navigation. Galeon is one of Europe’s leading boat manufacturers. We believe Galeon yachts combine the latest technology and design with unparalleled modern styling and convenience.  Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. Harris FloteBote is one of the most innovative and premium pontoon boats offered and provides a variety of models to fit boaters’ needs.  Crest provides a variety of high quality pontoon models to meet family recreational needs.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2015, used boat sales accounted for 19.9% or $149.3 million of our revenue, and 63.9% of the used boats we sold were Brunswick models.

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

To further enhance our used boat sales, we offer the Brunswick Product Protection warranty plan available for used Brunswick boats less than nine years old.  The Brunswick Product Protection plan applies to each qualifying used boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years.  We believe these type of programs enhance our sales of used boats by motivating purchasers of used boats to complete their purchases through our dealerships.

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

We offer marine engines and equipment, substantially all of which are manufactured by Mercury Marine, a division of Brunswick.  We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers.  Mercury Marine has introduced various new engine models that reduce engine emissions to comply with current Environmental Protection Agency requirements.  See “Business — Environmental and Other Regulatory Issues.” An industry leader for over seventy-five years, Mercury Marine specializes in state-of-the-art marine propulsion systems and accessories.  Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

We also sell a broad variety of marine parts and accessories at our retail locations, at various offsite locations, and through our print catalog.  These marine parts and accessories include marine electronics; dock and anchoring products, such as boat fenders, lines, and anchors; boat covers; trailer parts; water sport accessories, such as tubes, lines, wakeboards, and skis; engine parts; oils; lubricants; steering and control systems; corrosion control products, service products; high-performance accessories, such as propellers and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment.  We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logos. In all of our parts and accessories business, we utilize our industry knowledge and experience to offer boating enthusiasts high-quality products with which we have experience.

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for 4.1% or $31.0 million of our fiscal 2015 revenue.

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

Maintenance, repair, and storage services accounted for 6.3% or $47.4 million of our revenue during fiscal 2015 of which, 4.0% or $30.4 million related to repair services, 0.9% or $7.0 million related to parts and accessories for repairs, and 1.4% or $10.0 million related to income from storage service rentals.  This includes warranty and non-warranty services.

F&I Products

At each of our retail locations and at various offsite locations where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit life, and accident, disability, undercoating, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders.  These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract.  This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 90 to 180 days.  To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

During fiscal 2015, fee income generated from F&I products accounted for 2.5% or $18.8 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them on various internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our web site, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.  During fiscal 2015, brokerage sales commissions accounted for 2.3% or $17.3 million of our revenue.

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

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter power and sailing yachts in exotic destinations, starting with our initial location in the British Virgin Islands.  In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us.  The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the term of the management agreement and take possession of their yachts following the expiration of the yacht management agreements. During fiscal 2015, the income from rentals of chartering power and sailing yachts accounted for 0.6% or $4.7 million of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 53 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, and the Saint Andrews Bay in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; and Clear Lake, Lake Lewisville, and Lake Conroe in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

Operations

Dealership Operations and Management

We have adopted a generally decentralized approach to the operational management of our dealerships.  While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations.  Each retail location is managed by a general manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a regional president, who generally has responsibility for the retail locations within a specified geographic region.  Typically, each retail location also has a staff consisting of an F&I manager, a parts manager, and a service manager, sales representatives, maintenance and repair technicians, and various support personnel.

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

Sales representatives receive compensation primarily on a commission basis.  Each general manager is a salaried employee with incentive bonuses based on the performance of the managed dealership.  Maintenance and repair service managers receive compensation on a salary basis with bonuses based on the performance of their departments.  Our management information system provides each store and department manager with daily financial and operational information, enabling them to monitor their performance on a daily, weekly, and monthly basis.  We have a uniform, fully integrated management information system serving each of our dealerships.

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

The brands we offer are diverse in size and use and are spread across our customer activities of leisure, fishing, watersports, luxury, and vacations.  We believe the transformative qualities of the water should be shared by everyone, so we created our boat lineup accordingly. Our promise gives them meaning and reason to exist next to one another on our showroom floor.

We sell our boats at posted MarineMax “One” Prices that generally represent a discount from the manufacturer’s suggested retail price.  Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

As a part of our sales and marketing efforts, our online marketing activity is important, with the majority of leads coming through our website, www.MarineMax.com, and emails used as the primary marketing tool for our stores to connect with their customers. Social media is a growing venue for customer engagement with stores and prospecting of new leads.

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

Suppliers and Inventory Management

We purchase substantially all of our new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership and their market share.  We also exchange new boats with other dealers to accommodate customer demand and to balance inventory.

We purchase new boats and other marine-related products from Brunswick, which is a world leading manufacturer of marine products, including Sea Ray, Boston Whaler, Harris, and Meridian.  We also purchase new boats and other marine related products from other manufacturers, including Azimut, Hatteras, Grady White, Scout, Sailfish, Malibu, and Nautique by Correct Craft.  In fiscal 2015, sales of new Brunswick and Azimut boats accounted for approximately 40% and 12% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 25% and 12%, respectively, of our revenue in fiscal 2015. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2015.  We believe our Sea Ray boat purchases represented approximately 45% of Sea Ray’s new boat sales, and approximately 8% of all Brunswick marine product sales during fiscal 2015.

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

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition‒Customer Payments and Incentives” (“ASC 605-50”).  ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) with GE Commercial Distribution Finance LLC.  The Amended Credit Facility provides a floor plan financing commitment of up to $260.0 million.  The Amended Credit Facility matures in October 2018 and is subject to extension for two one-year periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants.  The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  As of September 30, 2015, we were in compliance with all the covenants under the Amended Credit Facility.

The initial advance under the Amended Credit Facility was used to pay off our prior credit facility.  Subsequent advances have been, and will be, initiated by the acquisition of eligible new and used inventory or will be re-advances against eligible new and used inventory that has been partially paid-off.  Advances on new inventory will generally mature 1,080 days from the original invoice date.  Advances on used inventory will mature 361 days from the date we acquire the used inventory.  Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months.  The curtailment schedule varies based on the type of inventory and the value of the inventory.

The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged for collateral for the Amended Credit Facility.

As of September 30, 2015, we owed $137.2 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 3.6% as of September 30, 2015, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $54.5 million, based upon the outstanding borrowing base availability.  We have no indebtedness associated with our real estate holdings.

Management Information System

We believe that our management information system, which is utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company.  The system integrates each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, and sales management.  The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory.  The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats.  Company representatives also utilize the system to assist in arranging financing and insurance packages.

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement that provides a process for the acquisition of additional Sea Ray boat dealers that we elect to acquire.  The agreement extends through August 31, 2018, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

Dealer Agreements with Brunswick

We and the Sea Ray Division of Brunswick and Boston Whaler, Inc. are parties to Sales and Service Agreements relating to Sea Ray and Boston Whaler products respectively, effective September 1, 2014 and extending through August 31, 2018 with automatic annual one-year extensions at each twelve-month anniversary of the agreement, provided that we are not in breach of a material term of the agreement, following written notice and expiration of applicable cure periods without cure (certain termination provisions are summarized below).

The agreements appoint certain of our operating subsidiaries as a dealer for the retail sale, display, and servicing of all Sea Ray or Boston Whaler products, parts, and accessories currently or in the future sold by Sea Ray or Boston Whaler, as applicable. The agreements specify a designated geographical territory and dealer region or location for the dealer, which is exclusive to the dealer. The agreement also specifies retail locations, which the dealer may not close, change, or add to without the prior written consent of the relevant manufacturer, provided that such manufacturer may not unreasonably withhold its consent.  The manufacturer reserves the right to modify the territory or appoint other dealers to sell, display, and service product from dealer locations within the territory at any time if we close a dealer location without prior written notice to Sea Ray and prior written approval by Sea Ray, which will not be unreasonably withheld or in the case of Boston Whaler, in the event that a dealer location fails to meet performance standards while carrying competitive product following written notice and a period of 60 days to cure or six months for matters for which a cure cannot be completed in 60 days.  The agreements also restrict the dealer from selling, advertising (other than in recognized and established marine publications), soliciting for sale, or offering for resale any products outside its territory except as otherwise provided by the relevant manufacturer’s advertising policy or other applicable policy as long as similar restrictions also apply to all domestic dealers selling comparable products. In addition, the agreements provide for the lowest product prices charged by the relevant manufacturer from time to time to other domestic dealers, subject to the dealer meeting all the requirements and conditions of applicable programs and the right of the manufacturer in good faith to charge lesser prices to other dealers to meet existing competitive circumstances, for unusual and non-ordinary business circumstances, or for limited duration promotional programs.

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

•

as to any dealer region, or in the case of Boston Whaler, any dealer location, if we are failing to meet performance standards and begin selling, displaying or advertising products that are competitive with the products being sold under the agreement (other than products of another Brunswick brand or new products currently carried), if we do not cure our failure within 90 days after written notice, or if we are meeting the performance standards and then starts failing to meet performance standards after beginning selling, displaying or advertising products that are competitive with products sold under the agreement (other than products of another Brunswick brand or new products currently carried) and do not cure our failure within six months after written notice, or with respect to Boston Whaler and dealer’s locations in New York, in the event such dealer location fails to meet performance standards and does not cure such failure within 6 months after written notice;

•

with respect to the Sea Ray agreements, by either party upon prior written notice to the other given within 60 days after the 6th anniversary of the agreement, with termination effective at the end of the 7th year, failing which the agreement will renew for a 3 year term beginning on the 7th anniversary;  with respect to the Boston Whaler agreements, by either party upon prior written notice to the other given within 60 days after the 4th anniversary of the agreement, with termination effective at the end of the 5th year, failing which the agreement will renew for a 2 year term beginning on the 5th anniversary;

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
•

by Sea Ray or Boston Whaler, as applicable, upon at least 60 days' prior written notice in the event of the commission by dealer of an act of fraud upon Sea Ray or  Boston Whaler, as applicable, or the commission by us or one of our officers of a felony or act of fraud which is materially detrimental to Sea Ray’s or Boston Whaler’s respective reputation or business or which materially impairs our ability to perform our duties under the agreement or we fail to pay any lender financing products under the agreement after the sale of products by us; or

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

Dealer Agreements with Azimut

We are parties to Dealership Agreements with Azimut Benetti S.P.a. for the retail sale, display, and servicing of designated Azimut products and parts sold by Azimut.  The Dealership Agreements extend through September 1, 2016 with a one year period added at each twelve month anniversary provided that we are able to agree in good faith on acceptable retail sales goals.  The dealership agreements grant us the exclusive right to sell the Azimut products and parts in designated geographical areas.  Among other things, each dealership agreement requires the applicable dealer to:

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

Employees

As of September 30, 2015, we had 1,289 employees, 1,189 of whom were in store-level operations and 100 of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “MarineMax Vacations,” “United by Water” and “Women on Water.” We have registered the name “MarineMax” in the European Community, China, Australia, and Cuba; “Maximizing Your Enjoyment on the Water” in the European Community, Cuba, and Australia; and “United by Water” in the European Community, Australia and Cuba. We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” and “The Water Gene.” We have various trade name and trademark applications including “MarineMax,” “United by Water,” and “Maximizing Your Enjoyment on Water” pending in Australia, Brazil, China, Cuba, European Union, and India. There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2015, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 18%, 24%, 32%, and 26%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of December 1, 2015:

Name	Age	Position
William H. McGill Jr.	71	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	50	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	52	Executive Vice President Sales, Marketing, and Manufacturer Relations
William Brett McGill	47	Executive Vice President Operations
Paulee C. Day	46	Executive Vice President, Chief Legal Officer, and Assistant Secretary
Anthony E. Cassella, Jr	46	Vice President and Chief Accounting Officer

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

Charles A. Cashman has served as Executive Vice President Sales, Marketing, and Manufacturer Relations of our company since October 2015.  Mr. Cashman served as Vice President of East Operations of our company from May 2012 to September 2015 and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. Cashman served as Regional President of East Florida from October 2008 to May 2012, and as District Manager of the East Coast of Florida from March 2007 to October 2008.  Mr. Cashman served several other positions of increasing responsibility, including Sales Consultant, Sales Manager, and General Manager, since joining our company in 1992.

William Brett McGill has served as Executive Vice President Operations of our company since October 2015. Mr. McGill served as Vice President of West Operations of our company from May 2012 to September 2015 and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of our company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining our company in 1996.  William Brett McGill is the son of William H. McGill, Jr.

Paulee C. Day has served as Executive Vice President and Chief Legal Officer of our company since October 2015. Ms. Day has served as Vice President of our company since February 2009 and as General Counsel and Assistant Secretary since January 2003.  Ms. Day, an active member of the Florida Bar, was employed by Maxxim Medical from May 1999 to November 2002, serving as Vice President, General Counsel, and Secretary.  Prior to that time, Ms. Day was Corporate Attorney at Eckerd Corporation from June 1997 through May 1999 and a corporate attorney at the law firm Trenam, Kemker, Scharf, Barkin, Frye, O’Neill and Mullis, P.A. from January 1995 through June 1997.

Anthony E. Cassella, Jr. has served as Chief Accounting Officer of our company since October 2014 and Vice President of Accounting and Shared Services of our company since February 2011. Mr. Cassella served as Director of Shared Services from October 2007 until February 2011 and Regional Controller from March 1999 until October 2007. Mr. Cassella was the Controller of Merit Marine which the Company acquired in March 1999. Mr. Cassella, a certified public accountant, worked in public accounting from June 1991 to February 1998, serving most recently as manager.

Item 1A.	Risk Factors

General economic conditions and consumer spending patterns can negatively impact our operating results, and the severe recession that began in late 2007 has adversely affected the boating industry and our company.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 52%, and 53% of our revenue during fiscal 2013, 2014, and 2015, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business for several years afterwards. Our revenue decreased from $1.2 billion in fiscal 2007, to $885.4 million in fiscal 2008, to $588.6 million in fiscal 2009, to $450.3 million in fiscal 2010.  Our earnings decreased from a net income of $20.1 million in fiscal 2007 to a net loss of $134.3 million in fiscal 2008 (including a $122.1 million goodwill impairment charge), a net loss of $76.8 million in fiscal 2009, and net income of $2.5 million in fiscal 2010 (including a $19.2 million tax refund).  These substantially deteriorating economic and financial conditions had a greater impact on many other participants in the boating industry, with certain manufacturers and dealers ceasing business operations or filing for bankruptcy.

These conditions caused us to reduce substantially our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  While we believe the steps we took enabled us to emerge from the current economic environment as a stronger and more profitable company, we cannot predict the length or severity of unfavorable economic, financial, or industry conditions or the extent to which they will adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.  A continuation of depressed economic or industry factors could have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases.  As of September 30, 2015, we had no long-term debt.  We rely on the Amended Credit Facility with GE Commercial Distribution Finance LLC to purchase and maintain our inventory of boats.  Our ability to borrow under the Amended Credit Facility depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Facility. The variable interest rate under our Amended Credit Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results.  The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Facility reduce the allowable advance rate as our inventory ages.  Our access to funds under the Amended Credit Facility also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time.  Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Facility to fund our operations.  Accordingly, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders.  Any inability to utilize the Amended Credit Facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Facility or replace or supplement the Amended Credit Facility, which may not be possible at all or under commercially reasonable terms.

The Amended Credit Facility provides a floor plan financing commitment of up to $260.0 million. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged as collateral for the Amended Credit Facility.  As of September 30, 2015, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under the Amended Credit Facility was approximately $54.5 million based upon the outstanding borrowing base availability.

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

We are increasing our efforts to grow our financing and insurance, parts and accessories, service, yacht charter, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these higher margin businesses.  In addition, we have implemented programs to increase the lead capture and sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products.  These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats.  These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses in which we do not have extensive experience, and encounter substantial competition.  As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray and Boston Whaler boat lines and Azimut-Benetti Group’s Azimut products.

Approximately 40% of our revenue in fiscal 2015 resulted from sales of new boats manufactured by Brunswick, including approximately 25% from Brunswick’s Sea Ray division, 12% from Brunswick’s Boston Whaler division, and approximately 3% from Brunswick’s other divisions.  Additionally, approximately 12% of our revenue in fiscal 2015 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2015 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems.  Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick and Azimut-Benetti Group given our reliance on Sea Ray, Boston Whaler, and Azimut, would have a substantial adverse impact on our business.  Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

In March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the Northeast United States.  Our geographic territory was expanded to include Florida in September 2008 and to the entire United States in July 2012.  The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales. Our dealer agreement is multi-year term but requires us to be in compliance with its terms and conditions.

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

Our sales may be adversely impacted by a material increase in interest rates.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, have begun to become a political issue in the United States.  The Federal Reserve continues to be ambiguous concerning the interest rate issues.  Given that we sell products that are often financed, a material increase in interest rates may adversely impact our customers’ willingness or desire to purchase our products.

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

Other recreational activities and poor industry perception can adversely affect the levels of boat purchases. Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities.  As a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases.  In addition, perceived hassles of boat ownership and relatively poor customer service and customer education throughout the retail boat industry represent impediments to boat purchases.

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
•

changes in consumer willingness to conduct business electronically, including increasing concerns with consumer privacy and risk and changing laws, rules, and regulations, such as the imposition of or increase in taxes;

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

Our yacht charter business exposes us to certain risks.

Our yacht charter business entails the sale by us of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us.  Our failure to find purchasers for yachts intended for our charter fleet will increase our boat inventory and related operating costs; lack of sales into our charter fleet may result in increased losses due to market adjustments of our yacht charter inventory; and our failure to generate a sufficient number of vacation charter customers will require us to absorb all the costs of the monthly fees to the yacht owners as well as other operating costs.

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including but not limited to; catastrophic disaster, adverse weather and marine conditions, mechanical failure and collision.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity.  These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core boat sales business.

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

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2018, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.   The agreement provides a process for the acquisition of additional Sea Ray boat dealers that desire to be acquired by us.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Over the three-year period ended September 30, 2015, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 18%, 24%, 32%, and 26%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance, or F&I products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

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

Our operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations, such as those relating to finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, emissions, health or safety, and employment practices.  With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws.  The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, changes to our processes, or a cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business.

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.  The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines.  The majority of the outboard marine engines we sell are manufactured by Mercury Marine.  Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for these and other marine engines.  Any increased costs of producing engines resulting from current or potentially higher EPA standards in the future could be passed on to our company, or could result in the inability or potential unforeseen delays of our manufacturers to comply with current and future EPA requirements, and these potential consequences could have a material adverse effect on our business.

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

Three of the properties we own were historically used as gasoline service stations.  Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. While we do not believe that these environmental issues will result in any material liabilities to us, we cannot provide assurances that no such material liabilities will occur.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat.  These regulations could discourage potential buyers, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

Furthermore, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, is expected to increase our annual employee health care costs that we fund, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.

Finally, new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business.  The labor policy of the current administration could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and adversely affect our operating results.

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

As of September 30, 2015, there were 24,199,661 shares of our common stock outstanding.  Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws.  Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.  Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2015, we have issued options to purchase approximately 5,279,478 shares of common stock and 669,999 restricted stock awards under our incentive stock plans, and we issued 702,689 shares of common stock under our employee stock purchase plan.  We have filed a registration statement under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Certain provisions of our restated articles of incorporation and bylaws and Florida law may make a change in the control of our company more difficult to complete, even if a change in control were in the stockholders’ interest or might result in a premium over the market price for the shares held by the stockholders.

Our articles of incorporation and bylaws divide our board of directors into three classes of directors elected for staggered three-year terms.  The articles of incorporation also provides that the board of directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our stockholders.  The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.  The articles of incorporation also allows our board of directors to fix the number of directors and to fill vacancies on the board of directors.

Our articles of incorporation contain provisions that adopt substantially all of the protections afforded under Florida's affiliated transactions statute (which provides that, with certain exceptions, a transaction with an "interested shareholder" must generally be approved by the affirmative vote of the holders of two-thirds of the voting shares (other than the shares owned by the interested shareholder)), except that our articles of incorporation define an "interested shareholder" as any person who holds 15% or more of our outstanding stock (rather than 10% as set forth in the statute). Certain of our dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in our company.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and motor and sailing yachts produced by Sino Eagle in China expose us to international political, economic, and other risks.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and yachts for our yacht charter fleet produced by Sino Eagle in China expose us to international political, economic, and other risks.  Protectionist trade legislation in the United States, the European Union, Italy, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions.  Our foreign purchase of yachts creates a number of logistical and communications challenges.  The economic, political, and other risks we face resulting from these foreign purchases include the following:

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

Our business is dependent upon the efficient operation of our information systems. The systems facilitate the interchange of information and enhances cross-selling opportunities throughout our company.  The systems integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, sales management, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

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

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Daytona Beach	Third-party lease	16,000	Retail and service	2007	—
Fort Lauderdale	Third-party lease	2,400	Retail only	1977	Intracoastal Waterway
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Company owned	15,000	Retail and service	2004	—
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Third-party lease	24,300	Retail and service	1974	—
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Joint venture	15,000	Yacht service, 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Kent Island	Third-party lease	8,300	Retail only	2013	Kent Narrows

White Marsh(4)	Company owned	19,800	Retail and service	—	—
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River

Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	—	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
Texas
Lake Conroe	Third-party lease	5,000	Retail only; 4 wet slips	2015	Lake Conroe
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)  Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)  Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.

(3)  Joint venture entered into with Brunswick to acquire marina and service facility.

(4)  Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2015, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low
2013
First quarter	$14.18	$8.60
Second quarter	$13.72	$10.85
Third quarter	$13.04	$10.17
Fourth quarter	$16.95	$12.01
2014
First quarter	$17.06	$13.33
Second quarter	$16.90	$14.47
Third quarter	$19.37	$15.20
Fourth quarter	$20.36	$15.63
2015
First quarter	$28.69	$18.81
Second quarter	$27.33	$20.58
Third quarter	$24.34	$13.86
Fourth quarter (through December 1, 2015)	$19.28	$13.93

On December 1, 2015, the closing sale price of our common stock was $18.21 per share.  On December 1, 2015, there were approximately 100 record holders and approximately 5,100 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	288,942	$18.43	288,942	626,058
August 1, 2015 to August 31, 2015	132,638	$16.94	132,638	493,420
September 1, 2015 to September 30, 2015	65,853	$14.69	65,853	427,567
Total	487,433	$17.52	487,433	427,567

(1) The purchases were made pursuant to the share repurchase program announced by the Company on April 27, 2015. Under the terms of the program, the Company is authorized to purchase up to 1.0 million shares of its common stock until March 31, 2017.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2015 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2010.  The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2011	2012	2013	2014	2015
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$480,894	$524,456	$584,497	$624,692	$751,370
Cost of sales	361,400	391,173	433,644	462,872	566,603
Gross profit	119,494	133,283	150,853	161,820	184,767
Selling, general, and administrative expenses	127,896	127,913	132,505	146,433	159,435
(Loss) income from operations	(8,402)	5,370	18,348	15,387	25,332
Interest expense, net	3,488	4,447	4,218	4,024	4,454
(Loss) income before income tax benefit (provision)	(11,890)	923	14,130	11,363	20,878
Income tax benefit (provision)	367	176	894	(91)	27,414
Net (loss) income	$(11,523)	$1,099	$15,024	$11,272	$48,292
Net (loss) income per share:
Diluted	$(0.52)	$0.05	$0.63	$0.46	$1.92
Weighted average number of shares:
Diluted	22,375,271	22,335,918	24,003,728	24,655,262	25,102,289
Other Data (as of year-end):
Number of retail locations (1)	54	53	54	54	53
Sales per store (2) (4)	$9,913	$10,646	$12,757	$12,658	$15,320
Same-store sales growth (3) (4)	8%	11%	11%	6%	22%

	September 30,
	2011	2012	2013	2014	2015
Balance Sheet Data:
Working capital	$95,536	$101,745	$116,439	$126,126	$161,668
Total assets	363,129	365,121	381,902	402,681	467,622
Goodwill	—	452	802	802	802
Total stockholders' equity	195,000	200,944	221,812	239,295	283,645

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.
(4)

A store is one or more retail locations that are adjacent or operate as one entity. Sales per store and same-store sales growth is intended only as supplemental information and is not a substitute for revenue or net income presented in accordance with generally accepted accounting principles.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We are the largest recreational boat retailer in the United States with fiscal 2015 revenue in excess of $750 million. Through our current 53 retail locations in 15 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in each of the fiscal years ended September 30, 2013 and 2014, and none in the fiscal year ended September 30, 2015.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 52%, and 53% of our revenue during fiscal 2013, 2014, and 2015, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business and industry for several years after fiscal 2007. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as economic conditions continue to improve. However, we cannot predict the length of unfavorable economic or industry conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment.

Although economic conditions have adversely affected our operating results, we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions have yielded, and will yield in the future, an increase in revenue. As general economic trends continue to improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2015. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition - Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses. The consideration received from our vendors contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and the ability to meet certain criteria stipulated by our vendors. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our vendor considerations which would result in a material effect on our operating results.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2014 and September 30, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $1.8 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2015, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2015. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2015, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon projected future taxable income.

Since the fourth quarter of 2008, the Company has maintained a full valuation allowance against its deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing valuation allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods.

In the fourth quarter of 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result, we recorded a $27.5 million net reversal of our deferred tax asset valuation allowance in the fourth quarter of 2015 after determining it was more likely than not that certain deferred tax assets would be realized.

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

As we finalized the Consolidated Balance Sheets as of September 30, 2015, we determined that the current deferred tax assets should be increased by $7.1 million with a corresponding decrease of $7.1 million to the non-current deferred tax assets as compared with the unaudited Consolidated Balance Sheets included in the earnings release issued on November 3, 2015. This revision had no impact on the Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity or Consolidated Statement of Cash Flows.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2013		2014		2015
	(Amounts in thousands)
Revenue	$584,497	100.0%	$624,692	100.0%	$751,370	100.0%
Cost of sales	433,644	74.2%	462,872	74.1%	566,603	75.4%
Gross profit	150,853	25.8%	161,820	25.9%	184,767	24.6%
Selling, general, and administrative expenses	132,505	22.7%	146,433	23.4%	159,435	21.2%
Income from operations	18,348	3.1%	15,387	2.5%	25,332	3.4%
Interest expense	4,218	0.7%	4,024	0.6%	4,454	0.6%
Income before income taxes	14,130	2.4%	11,363	1.9%	20,878	2.8%
Income tax benefit (provision)	894	0.2%	(91)	0.0%	27,414	3.6%
Net income	$15,024	2.6%	$11,272	1.9%	$48,292	6.4%

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014

Revenue.  Revenue increased $126.7 million, or 20.3%, to $751.4 million for the fiscal year ended September 30, 2015 from $624.7 million for the fiscal year ended September 30, 2014. Of this increase, $133.4 million was attributable to a 22% increase in comparable-store sales, which was partially offset by an approximate $6.7 million net decrease related to stores opened and closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was due to incremental increases in new and used boat sales and incremental increases in brokerage sales, storage services, finance and insurance products, service revenue, and charter rentals. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $22.9 million, or 14.2%, to $184.8 million for the fiscal year ended September 30, 2015 from $161.8 million for the fiscal year ended September 30, 2014. Gross profit as a percentage of revenue decreased to 24.6% for the fiscal year ended September 30, 2015 from 25.9% for the fiscal year ended September 30, 2014. The decrease in gross profit as a percentage of revenue was primarily the result of an increase in used boat sales which carry a lower margin than new boat sales. We further saw an increase in larger boat sales which also generally carry lower gross margins.  Lastly, the strong growth in revenue was driven by boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $13.0 million, or 8.9%, to $159.4 for the fiscal year ended September 30, 2015 from $146.4 million for the fiscal year ended September 30, 2014. The fiscal years ended September 30, 2014 and 2015 included gains of approximately $1.0 million and $1.6 million, net of store closing costs, respectively, for gains realized on sales of real estate.  Additionally, the fiscal year ended September 30, 2014 included a recovery recognized of approximately $555,000, net of taxes and other expenses, from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon oil spill. Excluding these items and making both years comparable, selling, general, and administrative expenses increased $13.1 million, or 8.8%, to $161.1 million and as a percentage of revenue decreased to 21.4% for the fiscal year ended September 30, 2015 from 23.7% for the fiscal year ended September 30, 2014. The overall increase in selling, general, and administrative expenses was primarily attributable to increased personnel expenses partially resulting from increased health care costs as well as increased commissions resulting from increased boat sales. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by improved expense leverage with increasing revenue.

Interest Expense. Interest expense increased $430,000, or 10.7%, to $4.5 million for the fiscal year ended September 30, 2015 from $4.0 million for the fiscal year ended September 30, 2014. Interest expense as a percentage of revenue remained consistent at 0.6% for the fiscal year ended September 30, 2015 and 2014. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  We had an income tax benefit of $27.4 million for the fiscal year ended September 30, 2015 compared with an income tax expense of $91,000 for the fiscal year ended September 30, 2014. The income tax benefit in fiscal 2015 is the result of the reversal of substantially all of our deferred tax asset valuation allowance after determining it was more likely than not that certain deferred tax assets would be realized. In fiscal 2014, the income tax expense is primarily related to Federal alternative minimum tax and state tax expenses. In fiscal 2016 our tax provision will be reflected as a reduction of future earnings as a result of the reversal of substantially all of our deferred tax asset valuation allowance.

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

Interest Expense. Interest expense decreased $194,000, or 4.6%, to $4.0 million for the fiscal year ended September 30, 2014 from $4.2 million for the fiscal year ended September 30, 2013. Interest expense as a percentage of revenue decreased to 0.6% for the fiscal year ended September 30, 2014 from 0.7% for the fiscal year ended September 30, 2013. The decrease was primarily a result of lower interest rates under the Amended Credit Facility.

Income Taxes.  We had income tax expense of $91,000 for the fiscal year ended September 30, 2014 compared with an income tax benefit of $894,000 for the fiscal year ended September 30, 2013. In fiscal 2013, the tax benefit was primarily attributable to a favorable tax settlement with a state in which we operate.  In fiscal 2014, the income tax expense is primarily related to Federal alternative minimum tax and state tax expenses.  In fiscal 2014 and 2013, the income tax expenses, excluding the favorable tax settlement in 2013, resulted in a low tax rate due to the utilization of the net operating loss carryforwards for tax purposes which we had a full valuation allowance.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as more robust economic conditions return. However, we cannot predict the length of unfavorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of September 30, 2015, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2015, 2014, and 2013, cash provided by operating activities approximated $2.5 million, $10.8 million, and $7.8 million, respectively. For the fiscal year ended September 30, 2015, cash provided by operating activities was primarily related to net income and an increase in accounts payable partially offset by an increase in inventory driven by the expansion of current and new brands and increases in accounts receivable. For the fiscal year ended September 30, 2014, cash provided by operating activities was primarily related to net income and a decrease in accounts receivable partially offset by an increase in inventory driven by the expansion of current and new brands and decreases in accrued expenses.  For the fiscal year ended September 30, 2013, cash provided by operating activities was primarily related to net income partially offset by an increase in inventory driven by the timing of orders and increased trade-ins on new boat sales and decreases in accrued expenses and long-term liabilities

For the fiscal years ended September 30, 2015, 2014, and 2013, cash used in investing activities was approximately $3.8 million, $12.8 million, and $12.6 million, respectively. For the fiscal year ended September 30, 2015 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by the proceeds from the sale of real estate. For the fiscal year ended September 30, 2014, cash used in investing activities was primarily used to improve existing retail facilities and purchase a note receivable in conjunction with the planned acquisition of a retail facility, partially offset by proceeds received from the sale of our Walker, Minnesota retail facility and insurance proceeds received as a result of Hurricane Sandy.  For the fiscal year ended September 30, 2013, cash used in investing activities was primarily used to purchase inventory associated with a business acquisition and to purchase property and equipment associated with improving existing retail facilities and making capital improvements as a result of damages caused by Hurricane Sandy and partially offset by insurance proceeds received as a result of Hurricane Sandy.

For the fiscal years ended September 30, 2015, 2014 and 2013, cash provided by financing activities was approximately $6.0 million, $6.1 million, and $4.9 million, respectively. For the fiscal year ended September 30, 2015, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2014, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2013, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

In October 2015, we entered into the Amended Credit Facility with GE Commercial Distribution Finance LLC. The October 2015 amendment extended the maturity date of the Credit Facility to October 2018, subject to additional extension for two one-year periods, with lender approval. The October 2015 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $260.0 million, an increase from the previous limit of $235.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2014 and 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $124.4 million and $137.2 million, respectively. As of September 30, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.6%. As of September 30, 2015, our additional available borrowings under our Amended Credit Facility were approximately $54.5 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2015:

Year Ending September 30,	Short-Term Borrowings (1)	Long-Term Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2016	$137,186	$—	$5,350	$142,536
2017	—	586	4,817	5,403
2018	—	—	4,234	4,234
2019	—	—	3,428	3,428
2020	—	—	3,123	3,123
Thereafter	—	—	11,711	11,711
Total	$137,186	$586	$32,663	$170,435

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2015, the interest rate on our short-term borrowings was approximately 3.6%.

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

As of September 30, 2015, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2015 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2015.

Our internal control over financial reporting as of September 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated December 8, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
December 8, 2015

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Executive Compensation”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Security Ownership of Principal Stockholders, Directors, and Officers”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”) to be filled pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(2)

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant.(2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
10.3(h)*	Employment Agreement between Registrant and William H. McGill Jr. (3)
10.3(i)*	Employment Agreement between Registrant and Michael H. McLamb. (3)
10.4*	1998 Incentive Stock Plan, as amended through February 27, 2001. (4)
10.5*	2008 Employee Stock Purchase Plan, as amended. (5)
10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (6)
10.20(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (7)
10.20(b)	Sea Ray Sales and Service Agreement. (6)
10.20(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (8)
10.20(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (8)
10.20(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (8)
10.21(f)†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)
10.21(g)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)
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

Amended and Restated Inventory Financing Agreement, executed on June 28, 2013, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (13)

10.21(n) †	Amended and Restated Program Terms Letter, executed on June 28, 2013, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (13)
10.21(o) †

Amendment Number Four to the Amended and Restated Inventory Financing Agreement, executed on August 29, 2014, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (7)

10.21(p) †

Second Amended and Restated Program Terms Letter, executed on August 29, 2014, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (7)

10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (14)
10.23*	Form Stock Option Agreement for 2007 Incentive Compensation Plan (14)
10.24*	Form Restricted Stock Unit Award Agreement for 2007 Incentive Compensation Plan (14)
10.25	Director Fee Share Purchase Program (15)
10.26†	Floor Plan Loan Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (16)

Exhibit Number	Exhibit
10.26(a)	Notice of Extension to Floor Plan Loan Agreement executed on September 15, 2011, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (17)
10.26(b)	Notice of Extension to Floor Plan Loan Agreement executed on July 5, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (12)
10.27†	Floor Plan Credit Loan Note executed on October 7, 2010, by MarineMax, Inc. and its subsidiaries, as Borrowers, payable to CGI Finance, Inc., as Lender. (16)
10.28	Pledge and Security Agreement executed on October 7, 2010, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and CGI Finance, Inc., as Lender. (16)
10.29(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan, as amended (18)
10.29(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (18)
10.29(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (18)
10.31*	Severance Policy for Key Executives (19)
10.32†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (21)
10.32(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.32(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.32(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.33†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.P.A. (20)
10.33(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.33(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.33(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.33(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
21	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(5)	Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2008.
(6)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(14)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(15)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(16)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2010, as filed on December 2, 2010.
(17)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2011, as filed on December 8, 2011.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(20)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 8, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 8, 2015
William H. McGill Jr.

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 8, 2015
Michael H. McLamb

/s/ Evelyn Follit	Director
Evelyn Follit		December 8, 2015

/s/ Clint Moore	Director	December 8, 2015
Clint Moore

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	December 8, 2015

/s/ Charles R. Oglesby	Director	December 8, 2015
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 8, 2015
Joseph A. Watters

/s/ Dean S. Woodman	Director	December 8, 2015
Dean S. Woodman

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MarineMax, Inc.:

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
December 8, 2015

Certified Public Accountants

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2014	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,839	$32,611
Accounts receivable, net	12,547	18,474
Inventories, net	244,151	273,875
Prepaid expenses and other current assets	4,415	10,845
Deferred tax assets, net	—	9,254
Total current assets	288,952	345,059
Property and equipment, net	101,878	98,987
Other long-term assets, net	11,851	5,313
Deferred tax assets, net	—	18,263
Total assets	$402,681	$467,622
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,823	$13,510
Customer deposits	10,979	12,731
Accrued expenses	19,600	19,964
Short-term borrowings	124,424	137,186
Total current liabilities	162,826	183,391
Long-term liabilities	560	586
Total liabilities	163,386	183,977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2014 and 2015	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 25,002,807 and 25,562,994 shares issued and 24,211,907 and 24,199,661 shares outstanding as of September 30, 2014 and 2015, respectively	25	26
Additional paid-in capital	227,939	234,478
Retained earnings	27,141	75,433
Treasury stock, at cost, 790,900 and 1,363,333 shares held as of September 30, 2014 and 2015	(15,810)	(26,292)
Total stockholders' equity	239,295	283,645
Total liabilities and stockholders' equity	$402,681	$467,622

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2013	2014	2015
Revenue	$584,497	$624,692	$751,370
Cost of sales	433,644	462,872	566,603
Gross profit	150,853	161,820	184,767
Selling, general, and administrative expenses	132,505	146,433	159,435
Income from operations	18,348	15,387	25,332
Interest expense	4,218	4,024	4,454
Income before income taxes	14,130	11,363	20,878
Income tax benefit (provision)	894	(91)	27,414
Net income	$15,024	$11,272	$48,292
Basic net income per common share	$0.65	$0.47	$1.97
Diluted net income per common share	$0.63	$0.46	$1.92
Weighted average number of common shares used in computing net income per common share:
Basic	23,253,992	23,916,238	24,466,243
Diluted	24,003,728	24,655,262	25,102,289

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2012	23,701,050	$24	$215,885	$845	$(15,810)	$200,944
Net income	—	—	—	15,024	—	15,024
Shares issued pursuant to employee stock purchase plan	81,715	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	32,666	—	(157)	—	—	(157)
Shares issued upon exercise of stock options	504,400	—	2,692	—	—	2,692
Stock-based compensation	16,664	—	2,735	—	—	2,735
BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812
Net income	—	—	—	11,272	—	11,272
Shares issued pursuant to employee stock purchase plan	55,333	—	574	—	—	574
Shares issued upon vesting of equity awards, net of tax withholding	88,729	—	(541)	—	—	(541)
Shares issued upon exercise of stock options	512,147	1	3,591	—	—	3,592
Stock-based compensation	10,103	—	2,586	—	—	2,586
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295
Net income	—	—	—	48,292	—	48,292
Purchase of treasury stock	—	—	—	—	(10,482)	(10,482)
Shares issued pursuant to employee stock purchase plan	48,987	—	669	—	—	669
Shares issued upon vesting of equity awards, net of tax withholding	3,340	—	—	—	—	-
Shares issued upon exercise of stock options	477,631	1	3,045	—	—	3,046
Stock-based compensation	30,229	—	3,018	—	—	3,018
Stock option tax benefit, net of shortfalls	—	—	(193)	—	—	(193)
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,024	$11,272	$48,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,777	7,281	7,858
Deferred income tax provision (benefit)	—	—	(27,710)
Loss (gain) on sale of property and equipment and assets held for sale	136	(821)	(1,846)
Loss (gain) on insurance settlements	154	(235)	—
Stock-based compensation expense, net	2,735	2,586	3,018
(Increase) Decrease in —
Accounts receivable, net	319	6,005	(5,927)
Inventories, net	(8,853)	(16,110)	(29,724)
Prepaid expenses and other assets	(820)	(307)	738
(Decrease) Increase in —
Accounts payable	(2,645)	612	5,687
Customer deposits	832	1,637	1,752
Accrued expenses and long-term liabilities	(5,848)	(1,111)	390
Net cash provided by operating activities	7,811	10,809	2,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,822)	(9,194)	(9,746)
Purchase of note receivable	—	(6,020)	—
Net cash used in acquisition of businesses, primarily inventory	(4,638)	—	—
Proceeds from insurance settlements	1,743	756	—
Proceeds from sale of property and equipment	113	1,612	5,995
Net cash used in investing activities	(12,604)	(12,846)	(3,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	1,823	1,954	12,762
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	3,109	4,166	3,715
Purchase of treasury stock	—	—	(10,482)
Net cash provided by financing activities	4,932	6,120	5,995
NET INCREASE IN CASH AND CASH EQUIVALENTS:	139	4,083	4,772
CASH AND CASH EQUIVALENTS, beginning of period	23,617	23,756	27,839
CASH AND CASH EQUIVALENTS, end of period	$23,756	$27,839	$32,611
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$4,380	$3,932	$4,516
Income taxes	330	58	88
Non-cash: exchange of note receivable for property and equipment	-	-	6,020
Non-cash: real estate assets classified as held for sale	-	-	6,650

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands. As of September 30, 2015, we operated through 53 retail locations in 15 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray, Boston Whaler, and Meridian recreational boats and yachts, all of which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2015. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 25% and 12%, respectively, of our revenue in fiscal 2015. Brunswick is a world leading manufacturer of marine products and marine engines. We believe we represented approximately 45% of Brunswick’s Sea Ray boat sales, during our fiscal 2015.

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

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoints us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets.  In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 12% of our revenue in fiscal 2015. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with most of our manufacturers, other than Sea Ray, Boston Whaler, Meridian, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray and Azimut as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 52%, and 53% of our revenue during fiscal 2013, 2014, and 2015, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business and industry for several years after fiscal 2007. These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility. Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as economic conditions continue to improve. However, we cannot predict the length of unfavorable economic or industry conditions or the extent to which they will continue to adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address this environment.

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

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition - Customer Payments and Incentives” (“ASC 605-50”). ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses. Further pursuant to ASC 605-50, manufacturer incentives based upon cumulative volume of sales and purchases are recorded when the amounts are probable and reasonably estimable.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2014 and 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repairs, and minor replacements to operations as incurred, and we capitalize and amortize major replacements and improvements over their useful lives.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2015, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, which excludes fixed assets classified as held for sale, we believe no further impairment of long-lived assets existed as of September 30, 2015.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2015, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contract prior to its scheduled maturity. We determine the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2015, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2013	2014	2015
New boat sales	61.9%	65.2%	64.3%
Used boat sales	19.4%	16.8%	19.9%
Maintenance, repair, storage, and charter services	8.0%	7.8%	6.9%
Finance and insurance products	2.8%	2.6%	2.5%
Parts and accessories	5.5%	5.1%	4.1%
Brokerage sales	2.4%	2.5%	2.3%
Total revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $9.8 million, $9.5 million, and $10.5 million, net of related co-op assistance of approximately $419,000, $473,000, and $737,000, for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2014 or 2015, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2014	2015
	(Amounts in thousands)
Trade receivables	$7,175	$13,010
Amounts due from manufacturers	4,974	4,879
Other receivables	398	585
	$12,547	$18,474

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2014	2015
	(Amounts in thousands)
New boats, motors, and trailers	$200,318	$230,359
Used boats, motors, and trailers	37,191	36,992
Parts, accessories, and other	6,642	6,524
	$244,151	$273,875

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2014	2015
	(Amounts in thousands)
Land	$40,970	$43,090
Buildings and improvements	84,726	78,425
Machinery and equipment	23,405	24,709
Furniture and fixtures	3,787	3,199
Vehicles	5,543	5,846
	158,431	155,269
Accumulated depreciation and amortization	(56,553)	(56,282)
	$101,878	$98,987

Depreciation and amortization expense on property and equipment totaled approximately $6.8 million, $7.3 million, and $7.9 million for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

7.  OTHER ASSETS:

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

Approximately $6.7 million of certain real estate assets were classified as held for sale and were included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2015.

8.  SHORT-TERM BORROWINGS:

In October 2015, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with GE Commercial Distribution Finance LLC. The October 2015 amendment extended the maturity date of the Credit Facility to October 2018, subject to additional extension for two one-year periods, with lender approval. The October 2015 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $260.0 million, an increase from the previous limit of $235.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2014 and 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $124.4 million and $137.2 million, respectively. As of September 30, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.6%. As of September 30, 2015, our additional available borrowings under our Amended Credit Facility were approximately $54.5 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2015, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

9.  INCOME TAXES:

The components of our benefit (provision) from income taxes consisted of the following for the fiscal years ended September 30,

	2013	2014	2015
	(Amounts in thousands)
Current benefit (provision):
Federal	$(101)	$(46)	$(209)
State	995	(45)	(87)
Total current benefit (provision)	$894	$(91)	$(296)
Deferred benefit (provision):
Federal	—	—	22,056
State	—	—	5,654
Total deferred benefit (provision)	—	—	27,710
Total income tax benefit (provision)	$894	$(91)	$27,414

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2013	2014	2015
Federal tax benefit (provision)	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	0.7%	(4.4)%	(3.2)%
Stock based compensation	(0.6)%	(0.2)%	(0.4)%
Valuation allowance	45.0%	42.5%	171.5%
Foreign rate differential	(2.9)%	(3.0)%	(0.3)%
Other	(0.9)%	(0.7)%	(1.3)%
Effective tax rate	6.3%	(0.8)%	131.3%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In addition, the company maintains an excess benefit for share based payments of $5.2 million which may be used to offset future income taxes payable. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) as of September 30,

	2014	2015
	(Amounts in thousands)
Current deferred tax assets:
Inventories	$1,712	$1,361
Accrued expenses	1,110	$911
Tax loss carryforwards	-	$7,560
Current deferred tax assets	2,822	9,832
Valuation allowance	(2,822)	(578)
Net current deferred tax assets	$—	$9,254
Long-term deferred tax assets:
Depreciation and amortization	$6,008	$5,152
Stock based compensation	3,902	$3,776
Tax loss carryforwards	24,418	9,890
Other	374	585
Long-term deferred tax assets	34,702	19,403
Valuation allowance	(34,702)	(1,140)
Net long-term deferred tax assets	$—	$18,263

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2015, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

Since the fourth quarter of 2008, the Company has maintained a full valuation allowance against its deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing valuation allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods.

In the fourth quarter of 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result, we recorded a $27.5 million net reversal of substantially all of our deferred tax asset valuation allowance in the fourth quarter of 2015 after determining it was more likely than not that certain deferred tax assets would be realized.  The total valuation allowance as of September 30, 2014 was $37.5 million.

As of September 30, 2015, we had federal net operating loss (NOL) carryforwards for federal income tax purposes of $31.7 million that will begin to expire in 2031 which excludes benefits for share based payments of $14.6 million. State NOL carryforwards for state income tax purposes will expire at various dates through 2032.

Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.  As of September 30, 2014 and 2015, we had approximately $234,000 and $244,000, respectively, of gross unrecognized tax benefits, of which approximately $154,000 and $154,000, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2014 and 2015 is as follows:

	2014	2015
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$224	$234
Increases in tax positions for prior years	10	10
Unrecognized tax benefits as of September 30,	$234	$244

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2014 and 2015, interest and penalties represented approximately $110,000 and $120,000, respectively, of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2011, and we are not subject to assessments prior to the 2010 fiscal year for the majority of the state jurisdictions.

We do not expect a change to the total amount of unrecognized tax benefits in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions.

10.  STOCKHOLDERS’ EQUITY:

In April 2015, our Board of Directors approved a new share repurchase plan allowing our company to repurchase up to 1,000,000 shares of our common stock through March 31, 2017.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2015, we had purchased an aggregate of 1,363,333 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $26.3 million.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2013, 2014, and 2015 was approximately $3.3 million, $4.2 million, and $3.7 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2013, 2014, and 2015. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2014 through September 30, 2015:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2014	1,350,709	2,226,319	$15,980	$11.70	6.6
Options authorized	—	—		—
Options granted	(295,000)	295,000		$15.90
Options cancelled/forfeited/expired	105,814	(105,814)		$24.45
Restricted stock awards issued	(111,000)	—		—
Options exercised	—	(477,631)		$6.37
Balance as of September 30, 2015	1,050,523	1,937,874	$6,285	$12.95	6.5
Exercisable as of September 30, 2015		1,148,999	$6,121	$11.16	5.1

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2013, 2014, and 2015 was $4.49, $6.23, and $5.80, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2013, 2014, and 2015 was approximately $3.3 million, $4.5 million, and $8.5 million, respectively.

As of September 30, 2014 and 2015, there were approximately $2.2 million and $2.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 1.5 years. The total fair value of options vested during the fiscal years ended September 30, 2013, 2014, and 2015 was approximately $2.5 million, $1.9 million, and $766,000, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2013	2014	2015
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	0.7%	0.9%
Volatility	80.1%	55.7%	47.4%
Expected life	4.3 years	3.2 years	3.1 years

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2013	2014	2015
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Volatility	54.8%	39.6%	36.1%
Expected life	Six months	Six months	Six months

As of September 30, 2015, we had issued 702,689 shares of common stock under our Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock award activity from September 30, 2014 through September 30, 2015:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2014	3,340	$6.10
Changes during the period
Awards granted	111,000	$19.23
Awards vested	(3,340)	$6.10
Non-vested balance as of September 30, 2015	111,000	$19.23

As of September 30, 2015, we had approximately $1.5 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

15.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2013	2014	2015
Weighted average common shares outstanding used in calculating basic income per share	23,253,992	23,916,238	24,466,243
Effect of dilutive options and non-vested restricted stock awards	749,736	739,024	636,046
Weighted average common and common equivalent shares used in calculating diluted income per share	24,003,728	24,655,262	25,102,289

During the fiscal years ended September 30, 2013, 2014, and 2015 there were 1,728,042, 1,144,600, and 1,553,207 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $5.4 million, $5.8 million, and $6.0 million for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2015, were as follows:

(Amounts in thousands)
2016	5,350
2017	4,817
2018	4,234
2019	3,428
2020	3,123
Thereafter	11,711
Total	$32,663

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal years ended September 30, 2013, 2014, and 2015, we incurred costs associated with store closings and lease terminations of approximately $162,000, $217,000, and $581,000, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations.  The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions.  The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during the fiscal years ended September 30, 2013, 2014, and 2015.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit for our insurance carriers in the amount of $1.4 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

17.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $440,000, $463,000, and $605,000 for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	(Amounts in thousands except share and per share data)
Revenue	$109,592	$136,615	$214,401	$164,084	$158,126	$172,143	$231,849	$189,252
Cost of sales	79,682	101,829	160,195	121,168	120,671	129,943	174,809	141,180
Gross profit	29,910	34,786	54,206	42,916	37,455	42,200	57,040	48,072
Selling, general, and administrative expenses	32,282	35,687	41,652	36,823	36,095	40,557	41,049	41,734
(Loss) income from operations	(2,372)	(901)	12,554	6,093	1,360	1,643	15,991	6,338
Interest expense	997	1,078	1,051	885	1,146	1,253	1,141	914
(Loss) income before income tax benefit (provision)	(3,369)	(1,979)	11,503	5,208	214	390	14,850	5,424
Income tax benefit (provision)	—	—	—	(91)	—	—	—	27,414
Net (loss) income	$(3,369)	$(1,979)	$11,503	$5,117	$214	$390	$14,850	$32,838
Net (loss) income per share:
Diluted	$(0.14)	$(0.08)	$0.47	$0.21	$0.01	$0.02	$0.59	$1.32
Weighted average number of shares:
Diluted	23,715,945	23,845,302	24,719,369	24,813,777	24,947,968	25,265,857	25,316,092	24,883,360