Form 10-Q
period 2015-12-31
MARINEMAX INC
filed 2016-02-04
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on January 31, 2016 was 25,649,550.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2015
Revenue	$158,126	$169,537
Cost of sales	120,671	127,923
Gross profit	37,455	41,614
Selling, general, and administrative expenses	36,095	38,951
Income from operations	1,360	2,663
Interest expense	1,146	1,227
Income before income tax provision	214	1,436
Income tax provision	—	547
Net income	$214	$889
Basic net income per common share	$0.01	$0.04
Diluted net income per common share	$0.01	$0.04
Weighted average number of common shares used in computing net income per common share:
Basic	24,278,586	24,213,134
Diluted	24,947,968	24,702,000

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,611	25,159
Accounts receivable, net	18,474	15,900
Inventories, net	273,875	326,369
Prepaid expenses and other current assets	10,845	12,222
Deferred tax assets, net	9,254	8,794
Total current assets	345,059	388,444

Property and equipment, net of accumulated depreciation of $56,282 and $57,866	98,987	98,823
Other long-term assets, net	5,313	5,376
Deferred tax assets, net	18,263	17,967
Total assets	467,622	510,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,510	8,681
Customer deposits	12,731	12,970
Accrued expenses	19,964	15,692
Short-term borrowings	137,186	187,516
Total current liabilities	183,391	224,859
Long-term liabilities	586	625
Total liabilities	183,977	225,484
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2015 and December 31, 2015	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,562,994 and 25,647,819 shares issued and 24,199,661 and 24,228,109 shares outstanding as of September 30, 2015 and December 31, 2015, respectively	26	26
Additional paid-in capital	234,478	235,911
Retained earnings	75,433	76,322
Treasury stock, at cost, 1,363,333 and 1,419,710 shares held as of September 30, 2015 and December 31, 2015, respectively	(26,292)	(27,133)
Total stockholders’ equity	283,645	285,126
Total liabilities and stockholders’ equity	467,622	510,610

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645
Net income	-	-	-	889	-	889
Purchase of treasury stock	-	-	-	-	(841)	(841)
Shares issued pursuant to employee stock purchase plan	29,560	-	355	-	-	355
Shares issued upon vesting of equity awards, net of tax withholding	9,087	-	(80)	-	-	(80)
Shares issued upon exercise of stock options	14,849	-	123	-	-	123
Stock-based compensation	31,329	-	1,258	-	-	1,258
Stock option tax benefit, net of shortfalls	-	-	(223)	-	-	(223)
BALANCE, December 31, 2015	25,647,819	26	235,911	76,322	(27,133)	285,126

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$214	889
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,898	1,894
Deferred income tax provision	-	533
Loss on sale of property and equipment	47	22
Stock-based compensation expense	1,012	1,258
(Increase) decrease in —
Accounts receivable, net	(5,050)	2,574
Inventories, net	(33,968)	(52,494)
Prepaid expenses and other long-term assets	(219)	(1,440)
Increase (decrease) in —
Accounts payable	(3,204)	(4,829)
Customer deposits	1,630	239
Accrued expenses and long-term liabilities	(3,835)	(4,313)
Net cash used in operating activities	(41,475)	(55,667)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,041)	(1,767)
Proceeds from sale of property and equipment	2	15
Net cash used in investing activities	(2,039)	(1,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	32,804	50,330
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	635	478
Purchase of treasury stock	-	(841)
Net cash provided by financing activities	33,439	49,967
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,075)	(7,452)
CASH AND CASH EQUIVALENTS, beginning of period	27,839	32,611
CASH AND CASH EQUIVALENTS, end of period	17,764	25,159
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,029	$1,130
Cash paid for income taxes	36	180
Non-cash: exchange of note receivable for property and equipment	6,020	—
Non-cash: tax withholdings upon vesting of equity awards	—	80

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of December 31, 2015, we operated through 52 retail locations in 15 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2015, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2015, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three months ended December 31, 2015, are not necessarily indicative of the results that may be expected in future periods.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2015, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2015, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2015 and December 31, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, which excludes fixed assets classified as held for sale, we believe no impairment of long-lived assets existed as of December 31, 2015.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2015 and December 31, 2015, we had a valuation allowance on our deferred tax assets of $1.7 million.

During the three months ended December 31, 2015 we recognized an income tax provision of $547,000.  The effective income tax rate for the three months ended December 31, 2015 was 38.1%. We had no income tax expense for the three months ended December 31, 2014 due to the full valuation allowance on deferred tax assets. The majority of the valuation allowance was released in the fourth quarter of fiscal 2015.

8.	SHORT-TERM BORROWINGS:

In October 2015, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with GE Commercial Distribution Finance LLC. The October 2015 amendment extended the maturity date of the Credit Facility to October 2018, subject to additional extension for two one-year periods, with lender approval. The October 2015 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $260 million, an increase from the previous limit of $235 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of December 31, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $187.5 million. As of December 31, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.7%, respectively. As of December 31, 2015, our additional available borrowings under our Amended Credit Facility were approximately $45.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2015, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2014 and 2015, we recognized stock-based compensation expense of approximately $1.0 million and $1.3 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the three months ended December 31, 2014 or 2015.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2014 and 2015, was approximately $635,000 and $478,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2015 through December 31, 2015:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2015	1,050,523	1,937,874	$6,285	$12.95	6.5
Options authorized	-	-		-
Options granted	-	-		-
Options cancelled/forfeited/expired	74,862	(74,862)		23.24
Restricted stock awards issued	(280,510)	-		-
Options exercised	-	(14,849)		8.29
Balance as of December 31, 2015	844,875	1,848,163	$12,749	$12.57	6.4

Exercisable as of December 31, 2015		1,114,662	$10,663	$10.43	5.1

The weighted average grant date fair value of options granted during the three months ended December 31, 2014 was $5.79.  No options were granted for the three months ended December 31, 2015. The total intrinsic value of options exercised during the three months ended December 31, 2014 and 2015 was $573,000 and $116,000, respectively.

As of December 31, 2014 and 2015, there was approximately $3.2 million and $1.9 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.2 years and 1.3  years, respectively. The total fair value of options vested during the three months ended December 31, 2014 and 2015 was approximately $283,000 and $141,000, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2014	2015
Dividend yield	0.0%	—
Risk-free interest rate	0.8%	—
Volatility	47.4%	—
Expected life	3.0 years	—

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2014	2015
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%
Volatility	30.0%	47.6%
Expected life	Six months	Six months

As of December 31, 2015, we had issued 702,689 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2015 through December 31, 2015:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2015	111,000	$19.23
Changes during the period
Awards granted	280,510	$14.96
Awards vested	(14,119)	$19.24
Non-vested balance as of December 31, 2015	377,391	$16.06

As of December 31, 2015, we had approximately $5.3 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 3.0 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended December 31,
	2014	2015
Weighted average common shares outstanding used in calculating basic income per share	24,278,586	24,213,134
Effect of dilutive options and non-vested restricted stock awards	669,382	488,866
Weighted average common and common equivalent shares used in calculating diluted income per share	24,947,968	24,702,000

For the three months ended December 31, 2014 and 2015, there were 806,086 and 1,174,790 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2015, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our plans to accelerate our growth through acquisitions and new store openings if economic conditions continue to improve; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; and the seasonality of our business and the effect of such seasonality on our business, financial results and inventory levels. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2015 revenue in excess of $750 million. Through our current 52 retail locations in 15 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 24 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in the fiscal year ended September 30, 2014 and none in the fiscal year ended September 30, 2015.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2015. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2015 and December 31, 2015, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.3 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. The acquisitions of Bassett Marine, LLC and Parker Boat Company resulted in goodwill of $802,000. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2015, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2015. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Since the fourth quarter of fiscal 2008, the Company has maintained a full valuation allowance against its deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing valuation allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods.

In the fourth quarter of fiscal 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result of the release of our valuation allowance in the fourth quarter of fiscal 2015, we recorded an income tax provision for the three months ended December 31, 2015 of $547,000.

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

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2015, with the three months ended December 31, 2014 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2015 Compared with Three Months Ended December 31, 2014

Revenue.  Revenue increased $11.4 million, or 7.2%, to $169.5 million for the three months ended December 31, 2015, from $158.1 million for the three months ended December 31, 2014. Of this increase, $12.2 million was attributable to a 7.8% increase in comparable-store sales, which was partially offset by an approximate $0.8 million net decrease related to stores opened and closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store revenue was due primarily to incremental increases in new boat sales.  We believe that improving industry conditions resulting from improved economic conditions also contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $4.2 million, or 11.1%, to $41.6 million for the three months ended December 31, 2015, from $37.5 million for the three months ended December 31, 2014. Gross profit as a percentage of revenue increased to 24.6% for the three months ended December 31, 2015 from 23.7% for the three months ended December 31, 2014. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new boat sales. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expense increased $2.9 million, or 7.9%, to $39.0 million for the three months ended December 31, 2015 from $36.1 million for the three months ended December 31, 2014. Selling, general, and administrative expenses as a percentage of revenue increased to 23.0% for the three months ended December 31, 2015 from 22.8% for the three months December 31, 2014. The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new boat sales plus incremental marketing costs associated with changing dates of certain boat shows.

Interest Expense. Interest expense increased $81,000, or 7.1%, to $1.2 million for the three months ended December 31, 2015 from $1.1 million for the three months ended December 31, 2014. Interest expense as a percentage of revenue remained consistent at 0.7% for the three months ended December 31, 2015 and for the three months ended December 31, 2014. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense increased to $547,000 for the three months ended December 31, 2015 from no expense for the three months ended December 31, 2014. Our effective income tax rate was 38.1% for the three months ended December 31, 2015. The lack of expense for the three months ended December 31, 2014 was due to the full valuation allowance on deferred tax assets at that time.  The majority of the valuation allowance on deferred tax assets was released in the fourth quarter of fiscal 2015.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2015, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2015 and 2014, cash used in operating activities was approximately $55.7 million and $41.5 million, respectively.  For the three months ended December 31, 2015, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, and seasonal declines in accounts payable and accrued expenses, partially offset by our net income adjusted for non-cash expenses such as depreciation and amortization expenses along with stock based compensation expenses. For the three months ended December 31, 2014, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, an increase in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended December 31, 2014, and seasonal declines in accounts payable and accrued expenses, partially offset by an increase in customer deposits as a result of large yachts that were sold on order.

For the three months ended December 31, 2015 and 2014, cash used in investing activities was approximately $1.8 million and $2.0 million, respectively. For the three months ended December 31, 2015 and 2014 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2015 and 2014, cash provided by financing activities was approximately $50.0 million and $33.4 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

As of December 31, 2015, our indebtedness associated with financing our inventory and working capital needs totaled approximately $187.5 million. As of December 31, 2014 and 2015, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.7%, respectively. As of December 31, 2015, our additional available borrowings under our Amended Credit Facility were approximately $45.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged or severe winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged or severe winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.9 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2015 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of December 31, 2015, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchase of our common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	3,899	$14.00	3,899	423,668
November 1, 2015 - November 30, 2015	52,478	$14.98	52,478	371,190
December 1, 2015 - December 31, 2015	-	-	-	371,190
Total	56,377	$14.91	56,377	371,190

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

10.21(q)†

Second Amended and Restated Inventory Financing Agreement, executed on October 30, 2015, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC, as Lender.

10.21(r)†	Third Amended and Restated Program Terms Letter, executed on October 30, 2015, by and among MarineMax, Inc and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC, as Lender.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 4, 2016	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)