Form 10-Q
period 2016-06-30
MARINEMAX INC
filed 2016-08-03
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 31, 2016 was 25,854,166.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Revenue	$231,849	$345,592	$562,118	$714,695
Cost of sales	174,809	266,690	425,423	545,152
Gross profit	57,040	78,902	136,695	169,543

Selling, general, and administrative expenses	41,049	54,325	117,701	136,735
Income from operations	15,991	24,577	18,994	32,808

Interest expense	1,141	1,473	3,540	4,282
Income before income tax provision	14,850	23,104	15,454	28,526

Income tax provision	—	9,043	—	11,154
Net income	$14,850	$14,061	$15,454	$17,372

Basic net income per common share	$0.60	$0.58	$0.63	$0.72

Diluted net income per common share	$0.59	$0.57	$0.61	$0.70

Weighted average number of common shares used in computing net income per common share:

Basic	24,654,076	24,159,070	24,491,338	24,175,671
Diluted	25,316,092	24,731,389	25,175,538	24,710,227

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2015	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,611	$55,560
Accounts receivable, net	18,474	27,324
Inventories, net	273,875	306,631
Prepaid expenses and other current assets	10,845	11,319
Total current assets	335,805	400,834

Property and equipment, net of accumulated depreciation of $56,282 and $61,431	98,987	115,346
Other long-term assets, net	5,313	13,271
Deferred tax assets, net	27,517	16,378
Total assets	467,622	545,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,510	$19,342
Customer deposits	12,731	18,153
Accrued expenses	19,964	27,242
Short-term borrowings	137,186	176,972
Total current liabilities	183,391	241,709
Long-term liabilities	586	2,463
Total liabilities	183,977	244,172
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2015 and June 30, 2016	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,562,994 and 25,750,882 shares issued and 24,199,661 and 24,183,866 shares outstanding as of September 30, 2015 and June 30, 2016, respectively	26	26
Additional paid-in capital	234,478	238,196
Retained earnings	75,433	92,805
Treasury stock, at cost, 1,363,333 and 1,567,016 shares held as of September 30, 2015 and June 30, 2016, respectively	(26,292)	(29,370)
Total stockholders’ equity	283,645	301,657
Total liabilities and stockholders’ equity	$467,622	$545,829

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645
Net income	-	-	-	17,372	-	17,372
Purchase of treasury stock	-	-	-	-	(3,078)	(3,078)
Shares issued pursuant to employee stock purchase plan	68,495	-	822	-	-	822
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,087	-	(80)	-	-	(80)
Shares issued upon exercise of stock options	75,586	-	444	-	-	444
Stock-based compensation	34,720	-	3,152	-	-	3,152
Stock option tax benefit, net of shortfalls	-	-	(620)	-	-	(620)
BALANCE, June 30, 2016	25,750,882	$26	$238,196	$92,805	$(29,370)	$301,657

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,454	$17,372
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation and amortization	5,859	5,903
Deferred income tax provision	-	10,519
Gain on assets held for sale, sale of property and equipment, and acquisition of controlling interest, net	(1,570)	(269)
Stock-based compensation expense	2,286	3,152
(Increase) decrease in —
Accounts receivable, net	(10,471)	(8,177)
Inventories, net	(13,446)	(17,070)
Prepaid expenses and other long-term assets	709	(2,977)
Increase (decrease) in —
Accounts payable	3,721	5,467
Customer deposits	2,651	4,649
Accrued expenses and long-term liabilities	2,984	5,377
Net cash provided by operating activities	8,177	23,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,886)	(8,451)
Net cash used in acquisition of businesses	—	(17,062)
Proceeds from sale of property and equipment	3,612	138
Net cash used in investing activities	(3,274)	(25,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	12,964	26,190
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	3,670	1,266
Purchase of treasury stock	(1,928)	(3,078)
Net cash provided by financing activities	14,706	24,378
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,609	22,949
CASH AND CASH EQUIVALENTS, beginning of period	27,839	32,611
CASH AND CASH EQUIVALENTS, end of period	$47,448	$55,560
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,570	$4,647
Cash paid for income taxes	68	213
Non-cash: exchange of note receivable for property and equipment	6,020	—
Non-cash: real estate assets classified as held for sale	604	—
Non-cash: tax withholdings upon vesting of equity awards	—	80
Non-cash: contingent consideration liabilities from acquisitions	—	3,307
Non-cash: exchange of equity interest for controlling interest	—	2,860

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of June 30, 2016, we operated through 56 retail locations in 16 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable.  As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2016, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2016, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and nine months ended June 30, 2016, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 26 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of June 30, 2016 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the unaudited condensed consolidated financial statement presentation for the current period. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning after fiscal December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period. We retrospectively adopted ASU 2015-17 as of June 30, 2016, and as a result have reported deferred tax assets and liabilities as noncurrent on the balance sheet for all periods presented.  This early adoption resulted in approximately $9.3 million in deferred tax assets previously reported as current assets in the consolidated balance sheet as of September 30, 2015 being recorded as noncurrent assets as of September 30, 2015. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

4.	REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2016, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2016, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2015 and June 30, 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2016.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record a valuation allowance to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2015 and June 30, 2016, we had a valuation allowance on our deferred tax assets of $1.7 million.

During the nine months ended June 30, 2016 we recognized an income tax provision of $11.2 million.  The effective income tax rate for the nine months ended June 30, 2016 was 39.1%. We had no income tax expense for the nine months ended June 30, 2015 due to the full valuation allowance on deferred tax assets. The majority of the valuation allowance was released in the fourth quarter of fiscal 2015.

8.	SHORT-TERM BORROWINGS:

In June 2016, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance (formerly GE Commercial Distribution Finance Corporation). The June 2016 amendment extended the maturity date of the Credit Facility to October 2019, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The June 2016 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $300 million, an increase from the previous limit of $260 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of June 30, 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $177.0 million. As of June 30, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.9%, respectively. As of June 30, 2016, our additional available borrowings under our Amended Credit Facility were approximately $47.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2016, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the nine months ended June 30, 2015 and 2016, we recognized stock-based compensation expense of approximately $2.3 million and $3.2 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations. There were no tax benefits realized for tax deductions from option exercises for the nine months ended June 30, 2015 or 2016.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2015 and 2016, was approximately $3.7 million and $1.3 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

10.	THE INCENTIVE STOCK PLANS:

During February 2013, our stockholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares.  During January 2011, our stockholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan

Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes option activity from September 30, 2015 through June 30, 2016:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2015	1,050,523	1,937,874	$6,285	$12.95	6.5
Options authorized	-	-		-
Options granted	(5,000)	5,000		16.97
Options cancelled/forfeited/expired	169,762	(169,762)		26.83
Restricted stock awards issued	(281,260)	-		-
Restricted stock awards forfeited	2,000
Options exercised	-	(75,586)		5.87
Balance as of June 30, 2016	936,025	1,697,526	$8,383	$11.89	6.2

Exercisable as of June 30, 2016		973,191	$7,879	$8.96	5.0

The weighted average grant date fair value of options granted during the nine months ended June 30, 2015 and 2016 was $5.79 and $6.88, respectively.  The total intrinsic value of options exercised during the nine months ended June 30, 2015 and 2016 was $8.5 million and $949,631, respectively.

As of June 30, 2015 and 2016, there was approximately $2.6 million and $1.3 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 1.8 years and 0.9 years, respectively. The total fair value of options vested during the nine months ended June 30, 2015 and 2016 was approximately $601,000 and $152,373, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	1.0%	0.8%	1.0%
Volatility	—	48.2%	47.4%	48.2%
Expected life	—	5.0 years	3.0 years	5.0 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.4%	0.1%	0.2%
Volatility	40.8%	56.0%	35.2%	51.4%
Expected life	Six months	Six months	Six months	Six months

As of June 30, 2016, we had issued 741,624 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2015 through June 30, 2016:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2015	111,000	$19.23
Changes during the period
Awards granted	281,260	$14.97
Awards vested	(14,119)	$19.24
Awards forfeited	(2,000)	$15.01
Non-vested balance as of June 30, 2016	376,141	$16.07

As of June 30, 2016, we had approximately $4.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.6 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Weighted average common shares outstanding used in calculating basic income per share	24,654,076	24,159,070	24,491,338	24,175,671
Effect of dilutive options and non-vested restricted stock awards	662,016	572,319	684,200	534,556
Weighted average common and common equivalent shares used in calculating diluted income per share	25,316,092	24,731,389	25,175,538	24,710,227

For the three months ended June 30, 2015 and 2016, there were 1,280,182 and 1,425,385 weighted average shares related to options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, would have an anti-dilutive. For the nine months ended June 30, 2015 and 2016, there were 2,280,887 and 1,420,224 weighted average shares related to options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2016, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 26 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in the fiscal year ended September 30, 2014, none in the fiscal year ended September 30, 2015, and three acquisitions to date in the current fiscal year ending September 30, 2016.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

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

Although economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions have yielded, and will yield in the future, an increase in revenue. If general economic trends continue to improve, we expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from this challenging economic environment with greater earnings potential.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2016. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2015 and June 30, 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.0 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. On April 15, 2016 we purchased Russo Marine, the largest privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $9.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2016, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2016. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

In the fourth quarter of fiscal 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result of the release of our valuation allowance in the fourth quarter of fiscal 2015, we recorded an income tax provision for the nine months ended June 30, 2016 of $11.2 million.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU is effective for annual periods beginning after fiscal December 15, 2017 and early adoption is permitted as of the beginning of an interim or annual reporting period. We retrospectively adopted ASU 2015-17 as of June 30, 2016, and as a result have reported deferred tax assets and liabilities as noncurrent on the balance sheet for all periods presented.  This early adoption resulted in approximately $9.3 million in deferred tax assets previously reported as current assets in the consolidated balance sheet as of September 30, 2015 being recorded as noncurrent assets as of September 30, 2015. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2016, with the three and nine months ended June 30, 2015 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenue.  Revenue increased $113.7 million, or 49.1%, to $345.6 million for the three months ended June 30, 2016, from $231.8 million for the three months ended June 30, 2015. Of this increase, $100.6 million was attributable to a 43.8% increase in comparable-store sales and an approximate $13.1 million net increase related to stores opened and closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store revenue was due primarily to incremental increases in new and used boat sales.  We believe that improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $21.9 million, or 38.3%, to $78.9 million for the three months ended June 30, 2016, from $57.0 million for the three months ended June 30, 2015. Gross profit as a percentage of revenue decreased to 22.8% for the three months ended June 30, 2016 from 24.6% for the three months ended June 30, 2015. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. Additionally, we saw a rise in certain larger boat sales which traditionally carry an incrementally lower margin which unfavorably impacted consolidated margins. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $13.3 million, or 32.3%, to $54.3 million for the three months ended June 30, 2016 from $41.0 million for the three months ended June 30, 2015. However, selling, general, and administrative expenses for the three months ended June 30, 2015 were reduced by a $1.6 million gain on the sale of real estate. Selling, general, and administrative expenses as a percentage of revenue decreased to 15.7% for the three months ended June 30, 2016 from 18.4% for the three months June 30, 2015, before the gain on the sale of real estate. The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new boat sales and increased compensation related to the improvement in the Company’s performance. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by the increase in revenue and increased efficiencies and operating leverage in the business.

Interest Expense.  Interest expense increased $332,000, or 29.1%, to $1.5 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015. Interest expense as a percentage of revenue decreased to 0.4% for the three months ended June 30, 2016 from 0.5% for the three months ended June 30, 2015. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense increased to $9.0 million for the three months ended June 30, 2016 from no expense for the three months ended June 30, 2015. Our effective income tax rate was 39.1% for the three months ended June 30, 2016. The lack of expense for the three months ended June 30, 2015 was due to the full valuation allowance on deferred tax assets at that time.  The majority of the valuation allowance on deferred tax assets was released in the fourth quarter of fiscal 2015.

Nine Months Ended June 30, 2016 Compared with Nine Months Ended June 30, 2015

Revenue.  Revenue increased $152.6 million, or 27.1%, to $714.7 million for the nine months ended June 30, 2016 from $562.1 million for the nine months ended June 30, 2015. Of this increase, $140.5 million was attributable to a 25.2% increase in comparable-store sales and an approximate $12.1 million net increase related to stores closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new and used boat sales.  Improving industry conditions resulting from favorable economic conditions contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $32.8 million, or 24.0%, to $169.5 million for the nine months ended June 30, 2016 from $136.7 million for the nine months ended June 30, 2015. Gross profit as a percentage of revenue decreased to 23.7% for the nine months ended June 30, 2016 from 24.3% for the nine months ended June 30, 2015. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly.  The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $19.0 million, or 16.2%, to $136.7 million for the nine months ended June 30, 2016 from $117.7 million for the nine months ended June 30, 2015. However, selling, general, and administrative expenses for the nine months ended June 30, 2015 were reduced by a $1.6 million gain on the sale of real estate. Selling, general, and administrative expenses as a percentage of revenue decreased to 19.1% for the nine months ended June 30, 2016 from 21.2% for the nine months ended June 30, 2015, before the gain on the sale of real estate. The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new boat sales, increased compensation due to improved performance, and incremental marketing costs associated with launching a new brand. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by the increase in revenue and increased efficiencies and operating leverage in the business.

Interest Expense.  Interest expense increased $742,000, or 21.0%, to $4.3 million for the nine months ended June 30, 2016 from $3.5 million for the nine months ended June 30, 2015. Interest expense as a percentage of revenue remained consistent at 0.6% for the nine months ended June 30, 2016 and 2015. The increase in interest expense was primarily a result of increased borrowings.

Income Taxes.  Income tax expense increased to $11.2 million for the nine months ended June 30, 2016 from no expense for the nine months ended June 30, 2015. Our effective income tax rate was 39.1% for the nine months ended June 30, 2016. The lack of expense for the nine months ended June 30, 2015 was due to the full valuation allowance on deferred tax assets at that time.  The majority of the valuation allowance on deferred tax assets was released in the fourth quarter of fiscal 2015.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2016, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2016 and 2015, cash provided by operating activities was approximately $23.9 million and $8.2 million, respectively. For the nine months ended June 30, 2016, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expenses, income tax expenses, stock based compensation expenses, seasonal increases in accounts payable, customer deposits, and accrued expenses, partially offset by increases in inventory driven by timing of boats received and growth in the business, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2016. For the nine months ended June 30, 2015, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expenses along with stock based compensation expenses, seasonal increases in accounts payable, customer deposits, and accrued expenses, partially offset by increases in inventory driven by timing of boats received, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2015.

For the nine months ended June 30, 2016 and 2015, cash used in investing activities was approximately $25.4 million and $3.3 million, respectively. For the nine months ended June 30, 2016 cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities. For the nine months ended June 30, 2015 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by the proceeds from the sale of real estate.

For the nine months ended June 30, 2016 and 2015, cash provided by financing activities was approximately $24.4 million and $14.7 million, respectively.  For the nine months ended June 30, 2016, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels from growth in the business and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the nine months ended June 30, 2015, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

In June 2016, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance (formerly GE Commercial Distribution Finance Corporation). The June 2016 amendment extended the maturity date of the Credit Facility to October 2019, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The June 2016 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $300 million, an increase from the previous limit of $260 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of June 30, 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $177.0 million. As of June 30, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.9%, respectively. As of June 31, 2016, our additional available borrowings under our Amended Credit Facility were approximately $47.9 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.8 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2016 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2016, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, result of operations, or cash flows.

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

10.21(s)†

First Amendment to Second Amended and Restated Inventory Financing Agreement, executed on March 31, 2016, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender.

10.21(t)†

Second Amendment to Second Amended and Restated Inventory Financing Agreement, First Amendment to Third Amended and Restated Program Terms Letter and First Amendment to [***********], executed on June 9, 2016, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender.

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

MARINEMAX, INC.

August 3, 2016	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)