Form 10-K
period 2016-09-30
MARINEMAX INC
filed 2016-12-06
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant (22,846,454 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $444,820,459.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of December 1, 2016, there were outstanding 26,048,059 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2016

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2017 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth as economic conditions continue to recover; and our belief that our retailing strategies are aligned with the desires of consumers.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat and yacht dealer in the United States.  Through 56 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we operate a yacht charter business.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2016. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 10% of all Brunswick marine sales, including approximately 53% of its Sea Ray boat sales, during our fiscal 2016.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts, and Harris aluminum boats, both divisions of Brunswick, in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 11% of our revenue in fiscal 2016. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 26 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2016 was approximately $198,000, an increase of approximately 16% from approximately $171,000 in fiscal 2015, compared with the industry average selling price for calendar 2015 of approximately $42,000 based on industry data published by the National Marine Manufacturers Association.  Our stores that operated at least 12 months averaged approximately $18.5 million in annual sales in fiscal 2016.  We consider a store to be one or more retail locations that are adjacent or operate as one entity.  Our same-store sales increased 6% in fiscal 2014 and increased 22% in fiscal 2015 and 2016.

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

The U.S. recreational boating industry generated approximately $35.9 billion in retail sales in calendar 2015, which is down from the peak of $39.5 billion in calendar 2006. Total powerboats sold in calendar 2015 were approximately 183,100 units as compared to 298,100 units sold in calendar 2006.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $26.7 billion of these sales in 2015 based on industry data from the National Marine Manufacturers Association.  The highly fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

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

Development of the Company; Expansion of Business

MarineMax was founded in January 1998.  MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998.  Since the initial acquisitions in March 1998, we have acquired 26 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  Acquired dealers operate under the MarineMax name.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Initially a joint venture; full ownership acquired in February 2016.

Apart from acquisitions, we have opened 33 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 63 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of six during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady White	2002	Houston, Texas
Boston Whaler	2004	North and South Carolina
Boston Whaler	2005	Houston
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Grady White	2006	Pensacola, Florida
Azimut	2008	Florida
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, and Missouri,
Grady White	2010	Jacksonville, Florida
Harris	2011	West Central Florida
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano, Florida
Harris	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate
Atlantis	2013	Florida
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North, Central, and South America
Grady White	2016	Miami, Florida

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

As industry conditions continue to recover, we strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate.  We believe our expanded product offerings have strengthened our same-store sales growth. We plan to further expand our business through both acquisitions in new territories and new store openings in existing territories.  In addition, we plan to continue to expand our other traditional and newly offered services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, and through our print catalog; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon economic and industry conditions.

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

Our website is located at www.MarineMax.com.  Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”).  We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE on February 29, 2016.

Business

General

We are the largest recreational boat dealer in the United States.  Through 56 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation, or Brunswick.  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2016. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 10% of all Brunswick marine sales, including approximately 53% of its Sea Ray boat sales, during our fiscal 2016.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts and Harris aluminum boats, both divisions of Brunswick, in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats accounted for approximately 11% of our revenue in fiscal 2016. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $35.9 billion in retail sales in calendar 2015, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $26.7 billion of such sales in calendar 2015. Total powerboats sold in calendar 2015 were approximately 183,100 units as compared to 298,100 units sold in calendar 2006. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010.

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

Promoting Brand Name Recognition and the MarineMax Connection.  We are promoting our brand name recognition to take advantage of our status as the nation’s only coast-to-coast marine retailer.  This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will likely prefer to purchase and service their boats from the same well-known company.  We refer to this strategy as the “MarineMax Connection.” As a result, our signage emphasizes the MarineMax name at each of our locations, and we conduct national advertising in various print and other media.

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

Opening New Facilities.  We will continue to establish additional retail facilities in our existing and new markets subject to conditions.  We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 33 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998.  We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant.  Based on these factors since March 1998, we have closed 63 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 (and a total of six during the last three fiscal years).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats, including Sea Ray pleasure boats, Boston Whaler fishing boats, Harris aluminum boats, and Meridian Yachts. Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2016. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. We believe our sales represented approximately 10% of all Brunswick marine sales, including approximately 53% of its Sea Ray boat sales, during our fiscal 2016.  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats accounted for approximately 11% of our revenue in fiscal 2016. During fiscal 2016, new boat sales accounted for 68.5% or $645.3 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2016 average new boat sales price of approximately $198,000 an increase of approximately 16% from approximately $171,000 in fiscal 2015, compared with an estimated industry average selling price for calendar 2015 of approximately $42,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	60’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	70’ to 155’+	3,500,000 to 35,000,000+
Convertibles
Hatteras Convertibles	45’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,500,000+
Atlantis	43’ to 50’	450,000 to 2,300,000+
Meridian	39’ to 54’	400,000 to 1,800,000
Aquila	38’ to 48’	480,000 to 1,200,000
Harris	16’ to 28’	15,000 to 150,000
Crest	19’ to 25’	20,000 to 90,000
Galeon	30' to 78'	400,000 to 3,600,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,000,000
Grady White	18’ to 37’	40,000 to 600,000
Scout	17’ to 42’	20,000 to 800,000
Sailfish	19’ to 32’	35,000 to 300,000
Sea Pro	17’ to 24’	30,000 to 80,000
Ski Boats
Nautique by Correct Craft	21’ to 25’	70,000 to 190,000
Jet Boats
Scarab	19’ to 26’	20,000 to 80,000

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

Pleasure Boats.  Sea Ray and Meridian pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style.  Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms.  Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models.  Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models.  Meridian sport yachts and yachts are known for their solid performance and thoughtful use of space with 360-degree views and spacious salon, galley, and stateroom accommodations.  Meridian sport yachts and yachts are generally available in sedan and motoryacht models.  All Sea Ray and Meridian pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray and Meridian pleasure boats feature Mercury or MerCruiser engines.  We believe Atlantis sport cruisers offer a unique-on-the-water experience with the Azimut expertise expressed in a design concept that merges sportiness with the comfort and relative ease of navigation. Galeon is one of Europe’s leading boat manufacturers. We believe Galeon yachts combine the latest technology and design with unparalleled modern styling and convenience.  Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. Harris is one of the most innovative and premium pontoon boats offered and provides a variety of models to fit boaters’ needs.  Crest provides a variety of high quality pontoon models to meet family recreational needs.

Fishing Boats.  The fishing boats we offer, such as Boston Whaler, Grady White, Scout, Sailfish and Sea Pro, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability.  The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2016, used boat sales accounted for 17.5% or $165.5 million of our revenue, and 62.8% of the used boats we sold were Brunswick models.

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

We also sell a broad variety of marine parts and accessories at our retail locations, at various offsite locations, and through our print catalog.  These marine parts and accessories include marine electronics; dock and anchoring products, such as boat fenders, lines, and anchors; boat covers; trailer parts; water sport accessories, such as tubes, lines, wakeboards, and skis; engine parts; oils; lubricants; steering and control systems; corrosion control products and service products; high-performance accessories, such as propellers and instruments; and a complete line of boating accessories, including life jackets, inflatables, and water sports equipment.  We also offer novelty items, such as shirts, caps, and license plates bearing the manufacturer’s or dealer’s logos. In all of our parts and accessories business, we utilize our industry knowledge and experience to offer boating enthusiasts high-quality products with which we have experience.

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for 3.5% or $32.6 million of our fiscal 2016 revenue.

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

Maintenance, repair, and storage services accounted for 5.5% or $51.5 million of our revenue during fiscal 2016 of which, 3.5% or $33.2 million related to repair services, 0.8% or $7.5 million related to parts and accessories for repairs, and 1.2% or $10.8 million related to income from storage service rentals.  This includes warranty and non-warranty services.

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

During fiscal 2016, fee income generated from F&I products accounted for 2.5% or $23.3 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them on various Internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.  During fiscal 2016, brokerage sales commissions accounted for 2.0% or $18.7 million of our revenue.

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

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter power and sailing yachts in exotic destinations, starting with our initial location in the British Virgin Islands (BVI).  In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us.  The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the term of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

In addition to the specific business we launched in the BVI, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. During fiscal 2016, the income from rentals of chartering power and sailing yachts and yacht charter fees, accounted for 0.5% or $5.1 million of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 56 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Boston Harbor and Weymouth Black River in Massachusetts; Masonboro Inlet in North Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; and Clear Lake, Lake Lewisville, and Lake Conroe in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

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

We purchase new boats and other marine-related products from Brunswick, which is a world leading manufacturer of marine products, including Sea Ray, Boston Whaler, Harris, and Meridian.  We also purchase new boats and other marine related products from other manufacturers, including Azimut, Hatteras, Grady White, Scout, Sailfish, and Nautique by Correct Craft.  In fiscal 2016, sales of new Brunswick and Azimut boats accounted for approximately 40% and 11% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2016.  We believe our Sea Ray boat purchases represented approximately 53% of Sea Ray’s new boat sales, and approximately 10% of all Brunswick marine product sales during fiscal 2016.

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

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The Amended Credit Facility provides a floor plan financing commitment of up to $300 million.  The Amended Credit Facility matures in October 2019 and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants.  The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  As of September 30, 2016, we were in compliance with all the covenants under the Amended Credit Facility.

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

As of September 30, 2016, we owed $166.6 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 3.9% as of September 30, 2016, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $69.8 million, based upon the outstanding borrowing base availability.  We have no indebtedness associated with our real estate holdings.

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

The agreements may be terminated:

•

by the manufacturer, upon 60 days’ prior written notice, if we do not have an ability to purchase products via floor plan financing or self-financing or fail to meet our financial obligations as they become due to the relevant manufacturer or to our lenders;

•

as to any dealer region, or in the case of Boston Whaler, any dealer location, if we are failing to meet performance standards and begin selling, displaying or advertising products that are competitive with the products being sold under the agreement (other than products of another Brunswick brand or new products currently carried), if we do not cure our failure within 90 days after written notice, or if we are meeting the performance standards and then start failing to meet performance standards after beginning selling, displaying or advertising products that are competitive with products sold under the agreement (other than products of another Brunswick brand or new products currently carried) and do not cure our failure within six months after written notice, or with respect to Boston Whaler and dealer’s locations in New York, in the event such dealer location fails to meet performance standards and does not cure such failure within 6 months after written notice;

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

Dealer Agreements with Azimut

We are parties to Dealership Agreements with Azimut Benetti S.P.a. for the retail sale, display, and servicing of designated Azimut products and parts sold by Azimut.  The Dealership Agreements automatically renew each year provided that we are able to agree in good faith on acceptable retail sales goals.  The dealership agreements grant us the exclusive right to sell the Azimut products and parts in designated geographical areas.  Among other things, each dealership agreement requires the applicable dealer to:

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

Employees

As of September 30, 2016, we had 1,422 employees, 1,313 of whom were in store-level operations and 109 of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!,” “MarineMax Care,” “Delivering the Dream,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “MarineMax Vacations,” “United by Water” and “Women on Water.” We have registered the name “MarineMax” in the European Union, China, Australia, Brazil, India, and Cuba; “Maximizing Your Enjoyment on the Water” in the European Union, Cuba, and Australia; and “United by Water” in the European Union, China, Australia and Cuba. We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” “United by Water,” and “The Water Gene.” We have various trade name and trademark applications including “MarineMax,” “United by Water,” and “Maximizing Your Enjoyment on Water” pending in Brazil, China, European Union, and India. There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2016, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 19%, 22%, 34%, and 25%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of December 1, 2016:

Name	Age	Position
William H. McGill Jr.	72	Chairman of the Board, President, Chief Executive Officer, and Director
Michael H. McLamb	51	Executive Vice President, Chief Financial Officer, Secretary, and Director
William Brett McGill	48	Executive Vice President and Chief Operating Officer
Charles A. Cashman	53	Executive Vice President and Chief Revenue Officer
Paulee C. Day	47	Executive Vice President, Chief Legal Officer, and Assistant Secretary
Anthony E. Cassella, Jr	47	Vice President and Chief Accounting Officer

William H. McGill Jr. has served as the Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998.  Mr. McGill served as the President of our company from January 23, 1988 until September 8, 2000 and re-assumed the position on July 1, 2002.  Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us in 1998. In December 2016, Mr. McGill joined the Board of Directors of Joi Scientific, Inc., an energy company with which we have a licensing agreement.

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

William Brett McGill has served as Executive Vice President and Chief Operating Officer since October 2016. Mr. McGill served as Executive Vice President Operations of our company from October 2015 to September 2016, as Vice President of West Operations of our company from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of our company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining our company in 1996.  William Brett McGill is the son of William H. McGill, Jr.

Charles A. Cashman has served as Executive Vice President and Chief Revenue Officer of our company since October 2016.  Mr. Cashman served as Executive Vice President Sales, Marketing, and Manufacturer Relations of our company from October 2015 to September 2016, served as Vice President of East Operations of our company from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. Cashman served as Regional President of East Florida from October 2008 to May 2012, and as District Manager of the East Coast of Florida from March 2007 to October 2008.  Mr. Cashman served several other positions of increasing responsibility, including Sales Consultant, Sales Manager, and General Manager, since joining our company in 1992.

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

Anthony E. Cassella, Jr. has served as Vice President of our company since February 2016, Chief Accounting Officer of our company since October 2014, and Vice President of Accounting and Shared Services of our company since February 2011. Mr. Cassella served as Director of Shared Services from October 2007 until February 2011 and Regional Controller from March 1999 until October 2007. Mr. Cassella was the Controller of Merit Marine which the Company acquired in March 1999. Mr. Cassella, a certified public accountant, worked in public accounting from June 1991 to February 1998, serving most recently as manager.

Item 1A.	Risk Factors

General economic conditions and consumer spending patterns can negatively impact our operating results, and the severe recession that began in late 2007 has adversely affected the boating industry and our company.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 52%, 53%, and 55% of our revenue during fiscal 2014, 2015, and 2016, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

These conditions caused us to reduce substantially our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  While we believe the steps we took enabled us to emerge from the economic environment of the severe recession as a stronger and more profitable company, we cannot predict whether unfavorable economic, financial, or industry conditions will return or the extent to which they would adversely affect our operating results if they returned nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.  A return of depressed economic or industry factors would have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases.  As of September 30, 2016, we had no long-term debt.  We rely on the Amended Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats.  Our ability to borrow under the Amended Credit Facility depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Facility. The variable interest rate under our Amended Credit Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results.  The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Facility reduce the allowable advance rate as our inventory ages.  Our access to funds under the Amended Credit Facility also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time.  Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Facility to fund our operations.  Accordingly, under such circumstances, it may be necessary for us to close additional stores, further reduce our expense structure, or modify the covenants with our lenders.  Any inability to utilize the Amended Credit Facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Facility or replace or supplement the Amended Credit Facility, which may not be possible at all or under commercially reasonable terms.

The Amended Credit Facility provides a floor plan financing commitment of up to $300 million. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged as collateral for the Amended Credit Facility.  As of September 30, 2016, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under the Amended Credit Facility was approximately $69.8 million based upon the outstanding borrowing base availability.

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

We are increasing our efforts to grow our financing and insurance, parts and accessories, service, yacht charter, brokerage, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these higher margin businesses.  In addition, we have implemented programs to increase the lead capture and sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products.  These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats.  These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses in which we do not have extensive experience, and encounter substantial competition.  As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends to a significant extent on the well being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray and Boston Whaler boat lines and Azimut-Benetti Group’s Azimut products.

Approximately 40% of our revenue in fiscal 2016 resulted from sales of new boats manufactured by Brunswick, including approximately 24% from Brunswick’s Sea Ray division, 14% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions.  Additionally, approximately 11% of our revenue in fiscal 2016 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2016 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

As is typical in the industry, we generally deal with manufacturers, other than Sea Ray and Boston Whaler (both divisions of Brunswick) and Azimut, under renewable annual dealer agreements.  These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels.  Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion.  Any change or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

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

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, are a political issue in the United States.  The Federal Reserve continues to be ambiguous concerning the interest rate issues.  Given that we sell products that are often financed, a material increase in interest rates may adversely impact our customers’ willingness or desire to purchase our products.

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

Other recreational activities, poor industry perception, and potential health risks from environmental conditions can adversely affect the levels of boat purchases.

Other recreational activities, poor industry perception, real or perceived health risks, and environmental conditions can adversely affect the levels of boat purchases. Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. In addition, real or perceived health risks from engaging in outdoor activities and local environmental conditions in the areas in which we operate dealerships could adversely affect the levels of boat purchases.  Further, as a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases.  In addition, perceived hassles of boat ownership and customer service and customer education throughout the retail boat industry, which has traditionally been perceived to be relatively poor, represent impediments to boat purchases.

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

In addition to our traditional repeat and referral business in our physical locations, digital channels are increasingly significant in serving our existing customer base and reaching new customers.  Our continued expansion and success will be negatively impacted if we are not able to fully exploit these channels.

Our digital channels are subject to a number of risks and uncertainties that are beyond our control, including the following:

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

•	failure of our service providers to perform their services properly and in a timely and efficient manner;
•	failures in our infrastructure or by third parties, such as telephone or electric power service, resulting in website or application downtime or other problems;
•	failure to adequately respond to customers, process orders or deliver services, which may negatively impact both future digital and/or in-store purchases by such customers;
•	inability of our suppliers or service partners to fulfill customer orders, which may negatively impact customer satisfaction;

•	our failure to assess and evaluate our digital product and service offerings to ensure that our products and services are desired by boating enthusiasts; and
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

Elements of our yacht charter business expose us to certain risks.

Our yacht charter business entails the sale of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of four to five years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us.  Our failure to find purchasers for yachts intended for our charter fleet will increase our boat inventory and related operating costs; lack of sales into our charter fleet may result in increased losses due to market adjustments of our yacht charter inventory; and our failure to generate a sufficient number of vacation charter customers will require us to absorb all the costs of the monthly fees to the yacht owners as well as other operating costs.

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including but not limited to, catastrophic disaster, adverse weather and marine conditions, mechanical failure and collision.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity.  These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core boat sales business.

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

Since March 1, 1998, we have acquired 26 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities.  Each acquired dealer operated independently prior to its acquisition by us.  Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships.  We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies.  To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure.  Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

Our ability to continue to grow through the acquisition of additional dealers will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;
•	the availability of cash on hand, borrowed funds or common stock with a sufficient market price to complete the acquisitions;
•	the ability to obtain any requisite manufacturer or governmental approvals;
•	the ability to obtain approval of our lenders under our current credit agreement; and
•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2018, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.   The agreement provides a process for the acquisition of additional Sea Ray boat dealers that want to be acquired by us.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers’ sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing shareholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted.  The extent to which we will be able and willing to use our common stock for acquisitions will depend on the market value of our common stock and the willingness of potential sellers to accept our common stock as full or partial consideration.  Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

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

Over the three-year period ended September 30, 2016, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 19%, 22%, 34%, and 25%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.

Weather and environmental conditions may adversely impact our business.

Weather and environmental conditions may adversely impact our operating results.  For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, such as the BP oil spill in the Gulf of Mexico in 2010, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products.  While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters.  In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations.  Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.  Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance.

In addition, hurricanes and other storms could result in the disruption of our operations and/or supply chain, including boat deliveries from manufacturers, or damage to our boat inventories and facilities as has been the case when Florida and other markets have been affected by hurricanes.  While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms such as damage from Hurricane Sandy. We maintain insurance for property damage and business interruption, subject to deductibles.

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

Due to various matters, including environmental concerns, permitting and zoning requirements, and competition for waterfront real estate, some markets in the United States have experienced an increased waiting list for marina and storage availability.  In general, the markets in which we currently operate are not experiencing any unusual difficulties.  However, marine retail activity could be adversely affected in markets that do not have sufficient marine and storage availability to satisfy demand.

A significant amount of our boat sales are from the State of Florida.

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 52%, 53%, and 55% of our revenue during fiscal 2014, 2015, and 2016, respectively, could have a major impact on our operations.

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

We depend on our key personnel and team members.

Our success depends, in large part, upon our ability to attract, train, and retain, qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers.  Although we have employment agreements with certain of our executive officers, we cannot ensure that these or other executive personnel and team members will remain with us.  Expanding our operations may require us to add additional executive personnel and team members in the future.  As a result of our decentralized operating strategy, we also rely on the management teams of our dealerships.  In addition, we likely will depend on the senior management of any significant businesses we acquire in the future.  The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business. Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics, and our reputation and relevance within the labor markets where we are located.

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

The issuance of additional capital stock in the future, including shares that we may issue pursuant to stock-based grants, including grants of stock options, restricted stock awards and restricted stock units, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock.

Our board of directors has the legal power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock.  The issuance of additional common stock in the future, including shares that we may issue pursuant to stock-based grants, including grants of stock options, restricted stock awards and restricted stock units, and future acquisitions, may result in dilution in the net tangible book value per share of our common stock.

A substantial number of shares are eligible for future sale.

As of September 30, 2016, there were 24,285,616 shares of our common stock outstanding.  Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws.  Shares held by affiliates of our company, which generally include our directors, officers, and certain principal shareholders, are subject to the resale limitations of Rule 144 described below.  Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2016, we have issued options to purchase approximately 5,065,216 shares of common stock and 1,007,012 restricted stock awards under our incentive stock plans, and we issued 767,950 shares of common stock under our employee stock purchase plan.  We have filed a registration statement under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Certain provisions of our restated articles of incorporation and bylaws and Florida law may make a change in the control of our company more difficult to complete, even if a change in control were in the shareholders’ interest or might result in a premium over the market price for the shares held by the shareholders.

Our articles of incorporation and bylaws divide our board of directors into three classes of directors elected for staggered three-year terms.  The articles of incorporation also provide that the board of directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our shareholders.  The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.  The articles of incorporation also allow our board of directors to fix the number of directors and to fill vacancies on the board of directors.

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
•

effects from the voter-approved exit of the United Kingdom from the European Union (often referred to as Brexit), including any resulting deterioration in economic conditions, volatility in currency exchange rates, or adverse regulatory changes;

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

Our business is dependent upon the efficient operation of our information systems. The systems facilitate the interchange of information and enhances cross-selling opportunities throughout our company.  The systems integrate each level of operations on a company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing, sales management, as well as to prepare our consolidated financial and operating data. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. While we attempt to mitigate these risks by employing a number of measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida.  We also lease 33 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value.  In most cases, we pay a fixed rent at negotiated rates.  In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance.  We own the property associated with 29 other retail locations we operate.  Additionally, we own five retail locations that are currently closed as noted below. A store is considered one or more retail locations that are adjacent or operate as one entity.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Lauderdale	Third-party lease	2,400	Retail only	1977	Intracoastal Waterway
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	960	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,750	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa(4)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Kent Island	Third-party lease	8,300	Retail only	2013	Kent Narrows

White Marsh(4)	Company owned	19,800	Retail and service	—	—
Massachusetts
Boston	Third-party lease	60,950	Retail, service, and storage; 65 wet slips	2016	Boston Harbor
Danvers	Third-party lease	32,000	Retail and service	2016	—
Hingham	Third-party lease	2,000	Retail only	2016	Weymouth Black River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
Springfield(4)	Company owned	12,200	Retail and service	—	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
Texas
Lake Conroe	Third-party lease	5,000	Retail only; 4 wet slips	2015	Lake Conroe
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.

(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Initially a joint venture; full ownership acquired in February 2016.
(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2016, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low
2014
Fourth quarter	$20.36	$15.63
2015
First quarter	$28.69	$18.81
Second quarter	$27.33	$20.58
Third quarter	$24.34	$13.86
Fourth quarter	$19.92	$13.93
2016
First quarter	$20.05	$13.56
Second quarter	$20.50	$15.49
Third quarter	$22.03	$16.88
Fourth quarter (through December 1, 2016)	$21.58	$15.10

On December 1, 2016, the closing sale price of our common stock was $19.20 per share.  On December 1, 2016, there were approximately 100 record holders and approximately 5,500 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations, statutory restrictions, loan covenants and capital requirements as well as other factors deemed relevant by our board of directors (such as market expectations).

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$-	—	1,246,600
August 1, 2016 to August 31, 2016	—	$-	—	1,246,600
September 1, 2016 to September 30, 2016	138,444	$19.76	125,000	1,121,600
Total	138,444	$19.76	125,000	1,121,600

(1)

Certain purchases were made pursuant to the share repurchase program announced by the Company on February 22, 2016. Under the terms of the program, the Company is authorized to purchase up to 1.25 million shares of its common stock until February 28, 2018.

(2)

13,444 shares reported in September 2016 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2016 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2011.  The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2012	2013	2014	2015	2016
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$524,456	$584,497	$624,692	$751,370	$942,050
Cost of sales	391,173	433,644	462,872	566,603	716,022
Gross profit	133,283	150,853	161,820	184,767	226,028
Selling, general, and administrative expenses	127,913	132,505	146,433	159,435	185,776
Income from operations	5,370	18,348	15,387	25,332	40,252
Interest expense, net	4,447	4,218	4,024	4,454	5,462
Income before income tax provision (benefit)	923	14,130	11,363	20,878	34,790
Income tax provision (benefit)	(176)	(894)	91	(27,414)	12,208
Net income	$1,099	$15,024	$11,272	$48,292	$22,582
Net income per share:
Diluted	$0.05	$0.63	$0.46	$1.92	$0.91
Weighted average number of shares:
Diluted	22,335,918	24,003,728	24,655,262	25,102,289	24,820,847
Other Data (as of year-end):
Number of retail locations (1)	53	54	54	53	56
Sales per store (2) (4)	$10,646	$12,757	$12,658	$15,320	$18,539
Same-store sales growth (3) (4)	11%	11%	6%	22%	22%

	September 30,
	2012	2013	2014	2015	2016
Balance Sheet Data:
Working capital	$101,745	$116,439	$126,126	$152,414	$159,232
Total assets	365,121	381,902	402,681	467,622	546,688
Goodwill	452	802	802	802	9,947
Total shareholders' equity	200,944	221,812	239,295	283,645	312,473

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.
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

Overview

We are the largest recreational boat and yacht retailer in the United States with fiscal 2016 revenue in excess of $940 million. Through our current 56 retail locations in 16 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on 10-K, acquired 26 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed a relatively small acquisition in the fiscal year ended September 30, 2014, none in the fiscal year ended September 30, 2015, and three acquisitions in the fiscal year ending September 30, 2016.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 52%, 53%, and 55% of our revenue during fiscal 2014, 2015, and 2016, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract or when service is completed. We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2016. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2015 and September 30, 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $1.0 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. On April 15, 2016 we purchased Russo Marine, a privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $9.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2016, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies amongst our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of September 30, 2016. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2016, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

Since the fourth quarter of fiscal 2008, the Company had maintained a full valuation allowance against its deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing valuation allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods.

In the fourth quarter of fiscal 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result, we recorded a $27.5 million net reversal of substantially all of our deferred tax asset valuation allowance in the fourth quarter of fiscal 2015 after determining it was more likely than not that certain deferred tax assets would be realized. A portion of our valuation allowance was retained against our state net operating losses deferred tax asset, due to differences between State and Federal tax laws.

In the fourth quarter of fiscal 2016, we reached the conclusion that it was appropriate to release the majority of our valuation allowance against our state net operating loss deferred tax assets due to our operating performance in fiscal 2016 being greater than projected at fiscal 2015 year end. We considered forecasts of future operating results and the utilization of net operating losses within the statutory mandated carryforward periods and determined it was more likely than not that the majority of our state net operating loss deferred tax assets would be realized.  As a result of the release of a portion of our deferred tax asset valuation allowance, we recorded approximately $1.1 million reduction in our income tax provision.  A portion of the valuation allowance was retained based on particular jurisdictions.  Specifically, states with a shorter statutory carryforward periods and states where our economic presence, as defined by the jurisdiction’s tax laws, has been reduced.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from F&I products.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 may have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations. We are currently evaluating the impact the adoption of this ASU will have on our other consolidated financial statements. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal controls over financial reporting.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718), (ASU 2016-09).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal year 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in capital resulted in an income tax benefit of $633,000 for the three months ended September 30, 2016.  Additionally, the adoption in the fourth quarter of fiscal year 2016 of ASU 2016-09 resulted in additional income tax expense of $201,000 for the three months ended

December 31, 2015, an income tax benefit of $67,000 for the three months ended March 31, 2016, and an additional income tax expense of $242,000 for the three months ended June 30, 2016, from the previously reported income tax provisions in the condensed consolidated statements of operations for the first, second, and third quarter, respectively, during fiscal year 2016. Lastly, the adoption of ASU 2016-09 resulted in $541,000 for payments for tax withholdings for equity awards previously recorded in operating activities on the consolidated statements of cash flows for fiscal year 2015 now being recorded in financing activities for fiscal year 2015.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2014		2015		2016
	(Amounts in thousands)
Revenue	$624,692	100.0%	$751,370	100.0%	$942,050	100.0%
Cost of sales	462,872	74.1%	566,603	75.4%	716,022	76.0%
Gross profit	161,820	25.9%	184,767	24.6%	226,028	24.0%
Selling, general, and administrative expenses	146,433	23.4%	159,435	21.2%	185,776	19.7%
Income from operations	15,387	2.5%	25,332	3.4%	40,252	4.3%
Interest expense	4,024	0.6%	4,454	0.6%	5,462	0.6%
Income before income taxes	11,363	1.9%	20,878	2.8%	34,790	3.7%
Income tax provision (benefit)	91	0.0%	(27,414)	-3.6%	12,208	1.3%
Net income	$11,272	1.9%	$48,292	6.4%	$22,582	2.4%

Fiscal Year Ended September 30, 2016 Compared with Fiscal Year Ended September 30, 2015

Revenue.  Revenue increased $190.7 million, or 25.4%, to $942.1 million for the fiscal year ended September 30, 2016 from $751.4 million for the fiscal year ended September 30, 2015. Of this increase, $163.7 million was attributable to a 22% increase in comparable-store sales and an approximate $27.0 million net increase related to stores opened and closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was due to incremental increases in new and used boat sales and incremental increases in brokerage sales, storage services, finance and insurance products, service revenue, and charter rentals. Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $41.3 million, or 22.3%, to $226.0 million for the fiscal year ended September 30, 2016 from $184.8 million for the fiscal year ended September 30, 2015. Gross profit as a percentage of revenue decreased to 24.0% for the fiscal year ended September 30, 2016 from 24.6% for the fiscal year ended September 30, 2015. The strong growth in gross profit dollars was driven by increased boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance products, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing. We further saw an increase in larger boat sales which also generally carry lower gross margins.  The increase in gross profit dollars was also primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $26.3 million, or 16.5%, to $185.8 million for the fiscal year ended September 30, 2016 from $159.4 million for the fiscal year ended September 30, 2015. However, selling, general, and administrative expenses for the fiscal year ended September 30, 2015 were reduced by a $1.6 million gain on the sale of real estate. Selling, general, and administrative expenses as a percentage of revenue decreased to 19.7% for the fiscal year ended September 30, 2016 from 21.2% for the fiscal year ended September 30, 2015. The overall increase in selling, general, and administrative expenses was primarily attributable to increased personnel expenses as well as increased commissions resulting from increased boat sales. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily driven by improved expense leverage with increasing revenue.

Interest Expense. Interest expense increased $1.0 million, or 22.6%, to $5.5 million for the fiscal year ended September 30, 2016 from $4.5 million for the fiscal year ended September 30, 2015. Interest expense as a percentage of revenue remained consistent at 0.6% for the fiscal year ended September 30, 2015 and 2016. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  We had income tax expense of $12.2 million for the fiscal year ended September 30, 2016 compared with an income tax benefit of $27.4 million for the fiscal year ended September 30, 2015. Our effective income tax rate was 35.1% for the fiscal year ended September 30, 2016, which included a deferred tax asset valuation allowance reversal of $1.1 million. The income tax benefit in fiscal 2015 is the result of the reversal of substantially all of our deferred tax asset valuation allowance after determining it was more likely than not that certain deferred tax assets would be realized.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products and services. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes. Although we believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of September 30, 2016, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2016, 2015, and 2014, cash provided by operating activities approximated $22.9 million, $3.1 million, and $10.8 million, respectively. For the fiscal year ended September 30, 2016, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in customer deposits and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, decreases in accounts payable, and increases in accounts receivable. For the fiscal year ended September 30, 2015, cash provided by operating activities was primarily related to net income and an increase in accounts payable partially offset by an increase in inventory driven by the expansion of current and new brands and increases in accounts receivable. For the fiscal year ended September 30, 2014, cash provided by operating activities was primarily related to net income and a decrease in accounts receivable partially offset by an increase in inventory driven by the expansion of current and new brands and decreases in accrued expenses.

For the fiscal years ended September 30, 2016, 2015, and 2014, cash used in investing activities was approximately $29.7 million, $3.8 million, and $12.8 million, respectively. For the fiscal year ended September 30, 2016, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities. For the fiscal year ended September 30, 2015, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by the proceeds from the sale of real estate.  For the fiscal year ended September 30, 2014, cash used in investing activities was primarily used to improve existing retail facilities and purchase a note receivable in conjunction with the planned acquisition of a retail facility, partially offset by proceeds received from the sale of our Walker, Minnesota retail facility and insurance proceeds received as a result of Hurricane Sandy.

For the fiscal years ended September 30, 2016, 2015 and 2014, cash provided by financing activities was approximately $12.9 million, $5.5 million, and $6.1 million, respectively. For the fiscal year ended September 30, 2016, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2015, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2014, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

In June 2016, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, and led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The June 2016 amendment extended the maturity date of the Credit Facility to October 2019, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The June

2016 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $300 million, an increase from the previous limit of $260 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $166.6 million. As of September 30, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.9%, respectively. As of September 30, 2016, our additional available borrowings under our Amended Credit Facility were approximately $69.8 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2016:

Year Ending September 30,	Short-Term Borrowings (1)	Other Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2017	$166,550	$1,574	$5,810	$173,934
2018	—	2,059	5,306	7,365
2019	—	431	5,071	5,502
2020	—	—	5,131	5,131
2021	—	—	4,477	4,477
Thereafter	—	—	23,548	23,548
Total	$166,550	$4,064	$49,343	$219,957

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. As of September 30, 2016, the interest rate on our short-term borrowings was approximately 3.9%.

(2)

The amounts included in other liabilities consist primarily of gross unrecognized tax benefits, our estimated liability for claims on certain workers’ compensation insurance policies, and estimated future contingent consideration payments.

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

Interest Rate Risk

As of September 30, 2016, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2016 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

Foreign Currency Exchange Rate Risk

Products purchased from European-based and Chinese-based manufacturers are subject to fluctuations in the U.S. dollar exchange rate, which ultimately may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the other currencies compared with the U.S. dollar may impact the price points at which we can profitably sell such foreign products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for such foreign product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based and Chinese-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, there can be no assurance that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Changes in Internal Controls

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2016.

Our internal control over financial reporting as of September 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MarineMax, Inc.:

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2015 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated December 6, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
December 6, 2016

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”).  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements. Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
(2)

Financial Statement Schedules. No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits. See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Registrant.(2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
10.3(h)*	Employment Agreement between Registrant and William H. McGill Jr. (3)
10.3(i)*	Employment Agreement between Registrant and Michael H. McLamb. (3)
10.4*	1998 Incentive Stock Plan, as amended through February 27, 2001. (4)
10.5*	2008 Employee Stock Purchase Plan, as amended. (5)
10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (6)
10.20(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (7)
10.20(b)	Sea Ray Sales and Service Agreement. (6)
10.20(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (7)
10.20(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (8)
10.20(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (8)
10.20(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (8)
10.21†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)
10.21(a)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (9)
10.21(b)†

Amendment Number One to Inventory Financing Agreement, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(c)†

Amendment Number One to Program Terms Letter, executed on December 17, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (10)

10.21(d)†

Amendment Number Two to Inventory Financing Agreement, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(e)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (11)
10.21(f)

Amendment Number Three to Inventory Financing Agreement, executed on July 27, 2012, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (12)

10.21(g) †

Amended and Restated Inventory Financing Agreement, executed on June 28, 2013, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (13)

10.21(h) †	Amended and Restated Program Terms Letter, executed on June 28, 2013, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (13)
10.21(i) †

Amendment Number Four to the Amended and Restated Inventory Financing Agreement, executed on August 29, 2014, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (7)

10.21(j) †

Second Amended and Restated Program Terms Letter, executed on August 29, 2014, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (7)

10.21(k) †

Second Amended and Restated Inventory Financing Agreement, executed on October 30, 2015, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (14)

10.21(l) †

Third Amended and Restated Program Terms Letter, executed on October 30, 2015, among MarineMax and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (14)

10.21(m) †

First Amendment to Second Amended and Restated Inventory Financing Agreement, executed on March 31, 2016, among and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (15)

Exhibit Number	Exhibit
10.21(n) †

Second Amendment to Second Amended and Restated Inventory Financing Agreement, First Amendment to Third Amended and Restated Program Terms Letter and First Amendment to [***********], executed on June 9, 2016, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (15)

10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (16)
10.23	Director Fee Share Purchase Program (17)
10.24(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan, as amended (18)
10.24(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (18)
10.24(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (18)
10.25*	Severance Policy for Key Executives (19)
10.26†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.27†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.P.A. (20)
10.27(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.
(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(5)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-156358) as filed on December 19, 2008.
(6)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2015, as filed on February 4, 2016.
(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2016, as filed on August 3, 2016.
(16)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(17)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(20)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.
(c)	Financial Statements Schedules
(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ William H. McGill Jr.	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 6, 2016
William H. McGill Jr.

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 6, 2016
Michael H. McLamb

/s/ Evelyn Follit	Director
Evelyn Follit		December 6, 2016

/s/ Clint Moore	Director	December 6, 2016
Clint Moore

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	December 6, 2016

/s/ Charles R. Oglesby	Director	December 6, 2016
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 6, 2016
Joseph A. Watters

/s/ George E. Borst	Director	December 6, 2016
George E. Borst

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MarineMax, Inc.:

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
December 6, 2016

Certified Public Accountants

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2015	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,611	$38,585
Accounts receivable, net	18,474	24,583
Inventories, net	273,875	321,978
Prepaid expenses and other current assets	10,845	5,965
Total current assets	335,805	391,111
Property and equipment, net	98,987	121,353
Other long-term assets, net	5,313	13,149
Deferred tax assets, net	27,517	21,075
Total assets	$467,622	$546,688
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,510	$9,597
Customer deposits	12,731	30,129
Accrued expenses	19,964	25,603
Short-term borrowings	137,186	166,550
Total current liabilities	183,391	231,879
Long-term liabilities	586	2,336
Total liabilities	183,977	234,215
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2015 and 2016	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 25,562,994 and 25,977,632 shares issued and 24,199,661 and 24,285,616 shares outstanding as of September 30, 2015 and 2016, respectively	26	26
Additional paid-in capital	234,478	241,058
Retained earnings	75,433	103,212
Treasury stock, at cost, 1,363,333 and 1,692,016 shares held as of September 30, 2015 and 2016, respectively	(26,292)	(31,823)
Total shareholders' equity	283,645	312,473
Total liabilities and shareholders' equity	$467,622	$546,688

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2014	2015	2016
Revenue	$624,692	$751,370	$942,050
Cost of sales	462,872	566,603	716,022
Gross profit	161,820	184,767	226,028
Selling, general, and administrative expenses	146,433	159,435	185,776
Income from operations	15,387	25,332	40,252
Interest expense	4,024	4,454	5,462
Income before income tax provision (benefit)	11,363	20,878	34,790
Income tax provision (benefit)	91	(27,414)	12,208
Net income	$11,272	$48,292	$22,582
Basic net income per common share	$0.47	$1.97	$0.93
Diluted net income per common share	$0.46	$1.92	$0.91
Weighted average number of common shares used in computing net income per common share:
Basic	23,916,238	24,466,243	24,203,947
Diluted	24,655,262	25,102,289	24,820,847

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2013	24,336,495	$24	$221,729	$15,869	$(15,810)	$221,812
Net income	—	—	—	11,272	—	11,272
Shares issued pursuant to employee stock purchase plan	55,333	—	574	—	—	574
Shares issued upon vesting of equity awards, net of minimum tax withholding	88,729	—	(541)	—	—	(541)
Shares issued upon exercise of stock options	512,147	1	3,591	—	—	3,592
Stock-based compensation	10,103	—	2,586	—	—	2,586
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295
Net income	—	—	—	48,292	—	48,292
Purchase of treasury stock	—	—	—	—	(10,482)	(10,482)
Shares issued pursuant to employee stock purchase plan	48,987	—	669	—	—	669
Shares issued upon vesting of equity awards, net of minimum tax withholding	3,340	—	—	—	—	-
Shares issued upon exercise of stock options	477,631	1	3,045	—	—	3,046
Stock-based compensation	30,229	—	3,018	—	—	3,018
Stock option tax benefit, net of shortfalls	—	—	(193)	—	—	(193)
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645
Net income	—	—	—	22,582	—	22,582
Adjustment to adopt ASU 2016-09	—	—	—	5,197	—	5,197
Purchase of treasury stock	—	—	—	—	(5,531)	(5,531)
Shares issued pursuant to employee stock purchase plan	68,495	—	823	—	—	823
Shares issued upon vesting of equity awards, net of minimum tax withholding	36,546	—	(362)	—	—	(362)
Shares issued upon exercise of stock options	272,510	—	1,878	—	—	1,878
Stock-based compensation	37,087	—	4,241	—	—	4,241
BALANCE, September 30, 2016	25,977,632	$26	$241,058	$103,212	$(31,823)	$312,473

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,272	$48,292	$22,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,281	7,858	7,964
Deferred income tax provision (benefit)	—	(27,710)	11,639
(Gain) loss on sale of property and equipment and assets held for sale	(821)	(1,846)	51
Gain on insurance settlements	(235)	—	—
Stock-based compensation expense, net	2,586	3,018	4,241
(Increase) Decrease in —
Accounts receivable, net	6,005	(5,927)	(5,436)
Inventories, net	(16,110)	(29,724)	(32,417)
Prepaid expenses and other assets	(307)	738	(1,517)
(Decrease) Increase in —
Accounts payable	612	5,687	(4,278)
Customer deposits	1,637	1,752	16,625
Accrued expenses and long-term liabilities	(1,111)	931	3,409
Net cash provided by operating activities	10,809	3,069	22,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,194)	(9,746)	(12,913)
Purchase of note receivable	(6,020)	—	—
Net cash used in acquisition of businesses	—	—	(17,062)
Proceeds from insurance settlements	756	—	—
Proceeds from sale of property and equipment	1,612	5,995	228
Net cash used in investing activities	(12,846)	(3,751)	(29,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	1,954	12,762	15,768
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	4,166	3,715	2,701
Payments on tax withholdings for equity awards	—	(541)	(80)
Purchase of treasury stock	—	(10,482)	(5,531)
Net cash provided by financing activities	6,120	5,454	12,858
NET INCREASE IN CASH AND CASH EQUIVALENTS:	4,083	4,772	5,974
CASH AND CASH EQUIVALENTS, beginning of period	23,756	27,839	32,611
CASH AND CASH EQUIVALENTS, end of period	$27,839	$32,611	$38,585
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,932	$4,516	$6,002
Income taxes	58	88	855
Non-cash items:
Exchange of note receivable for property and equipment	—	6,020	—
Real estate assets classified as held for sale	—	6,650	—
Held for sale assets classified as property and equipment	—	—	3,800
Accrued tax withholdings upon vesting of equity awards	541	—	282
Contingent consideration liabilities from acquisitions	—	—	3,307
Adjustment to retained earnings and deferred tax assets to adopt ASU 2016-09	—	—	5,197
Exchange of equity interest for controlling interest	—	—	2,860

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands. As of September 30, 2016, we operated through 56 retail locations in 16 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas. Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2016. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. Brunswick is a world leading manufacturer of marine products and marine engines. We believe we represented approximately 53% of Brunswick’s Sea Ray boat sales, during our fiscal 2016.

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

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets.  In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 11% of our revenue in fiscal 2016. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 52%, 53%, and 55% of our revenue during fiscal 2014, 2015, and 2016, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. As of September 30, 2015 and 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $1.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. On April 15, 2016 we purchased Russo Marine, a privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $9.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2016, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies amongst our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no further impairment of long-lived assets existed as of September 30, 2016.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2016, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2016, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2014	2015	2016
New boat sales	65.2%	64.3%	68.5%
Used boat sales	16.8%	19.9%	17.5%
Maintenance, repair, storage, and charter services	7.8%	6.9%	6.0%
Finance and insurance products	2.6%	2.5%	2.5%
Parts and accessories	5.1%	4.1%	3.5%
Brokerage sales	2.5%	2.3%	2.0%
Total revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $9.5 million, $10.5 million, and $13.5 million, net of related co-op assistance of approximately $473,000, $737,000, and $730,000, for the fiscal years ended September 30, 2014, 2015, and 2016, respectively.

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

Segment Reporting

We operate as one reporting segment in accordance with the FASB Accounting Standards Codification 280, “Segment Reporting”.  The metrics used by our Chief Executive Officer (as the Company’s chief operating decision maker or the “CODM”) to assess the performance of the Company are focused on viewing the business as a single integrated business.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from F&I products.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 may have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations. We are currently evaluating the impact the adoption of this ASU will have on our other consolidated financial statements. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal controls over financial reporting.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718), (ASU 2016-09).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which requires us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal year 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in capital resulted in an income tax benefit of $633,000 for the three months ended September 30, 2016.  Additionally, the adoption in the fourth quarter of fiscal year 2016 of ASU 2016-09 resulted in additional income tax expense of $201,000 for the three months ended December 31, 2015, an income tax benefit of $67,000 for the three months ended March 31, 2016, and an additional income tax expense of $242,000 for the three months ended June 30, 2016, from the previously reported income tax provisions in the condensed consolidated statements of operations for the first, second, and third quarter, respectively, during fiscal year 2016. Lastly, the adoption of ASU 2016-09 resulted in $541,000 for payments for tax withholdings for equity awards previously recorded in operating activities on the consolidated statements of cash flows for fiscal year 2015 now being recorded in financing activities for fiscal year 2015.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2015 or 2016, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions. When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2015	2016
	(Amounts in thousands)
Trade receivables	$13,010	$16,296
Amounts due from manufacturers	4,879	7,386
Other receivables	585	901
	$18,474	$24,583

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2015	2016
	(Amounts in thousands)
New boats, motors, and trailers	$230,359	$276,786
Used boats, motors, and trailers	36,992	37,591
Parts, accessories, and other	6,524	7,601
	$273,875	$321,978

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2015	2016
	(Amounts in thousands)
Land	$43,090	$50,568
Buildings and improvements	78,425	93,175
Machinery and equipment	24,709	27,634
Furniture and fixtures	3,199	3,678
Vehicles	5,846	7,301
	155,269	182,356
Accumulated depreciation and amortization	(56,282)	(61,003)
	$98,987	$121,353

Depreciation and amortization expense on property and equipment totaled approximately $7.3 million, $7.9 million, and $8.0 million for the fiscal years ended September 30, 2014, 2015, and 2016, respectively.

7.  OTHER ASSETS:

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million. The terms of the agreement specify that we operate and maintain the service business and that Brunswick operate and maintain the marina business. Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”). We account for our investment in Gulfport in accordance with FASB Accounting Standards Codification 323, “Investment – Equity Method and Joint Venture”.  Accordingly, we adjust the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operate. The carrying amount of our investment is included in other long-term assets on the consolidated balance sheet as of September 30, 2015, and our share of the earnings or losses based on the service business that we operate are included in selling, general and administrative expenses on the consolidated statements of operations. During February 2016, we acquired Brunswick’s interest in the Gulfport joint venture. After the acquisition of Brunswick’s interest, we reported the complete operations of Gulfport in our consolidated balance sheet as of September 30, 2016 and consolidated statement of operations for the remainder of fiscal year 2016 subsequent to the acquisition in accordance with FASB Accounting Standards Codification 805, “Business Combinations”.

Approximately $6.7 million and $850,000 of certain real estate assets were classified as held for sale and were included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2015 and September 30, 2016, respectively.

8.  SHORT-TERM BORROWINGS:

In June 2016, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, and led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The June 2016 amendment extended the maturity date of the Credit Facility to October 2019, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The June

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $300.0 million, an increase from the previous limit of $260.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2015 and 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $137.2 million and $166.6 million, respectively. As of September 30, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.6% and 3.9%, respectively. As of September 30, 2016, our additional available borrowings under our Amended Credit Facility were approximately $69.8 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2016, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES:

The components of our provision (benefit) from income taxes consisted of the following for the fiscal years ended September 30,

	2014	2015	2016
	(Amounts in thousands)
Current provision:
Federal	$46	$209	$496
State	45	87	73
Total current provision	$91	$296	$569
Deferred provision (benefit):
Federal	—	(22,056)	11,691
State	—	(5,654)	(52)
Total deferred provision (benefit)	—	(27,710)	11,639
Total income tax provision (benefit)	$91	$(27,414)	$12,208

 Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2014	2015	2016
Federal tax provision (benefit)	35.0%	35.0%	35.0%
State taxes, net of federal effect	4.4%	3.2%	3.6%
Stock based compensation	0.2%	0.4%	(0.5)%
Valuation allowance	(42.5)%	(171.5)%	(3.2)%
Foreign rate differential	3.0%	0.3%	0.5%
Other	0.7%	1.3%	(0.3)%
Effective tax rate	0.8%	(131.3)%	35.1%

 Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2015	2016
	(Amounts in thousands)
Deferred tax assets, net:
Inventories	$1,361	$1,095
Accrued expenses	911	919
Depreciation and amortization	5,152	1,497
Stock based compensation	3,776	3,566
Tax loss carryforwards	17,450	13,879
Other	585	573
Long-term deferred tax assets	29,235	21,529
Valuation allowance	(1,718)	(454)
Net long-term deferred tax assets	$27,517	$21,075

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2016, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

Since the fourth quarter of fiscal 2008, the Company had maintained a full valuation allowance against its deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of releasing

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods.

In the fourth quarter of fiscal 2015, we reached the conclusion that it was appropriate to release our valuation allowance against the majority of our deferred tax assets due to the sustained positive operating performance of our operations throughout the entire fiscal year and the projection of future taxable income. Additionally, we maintained a cumulative three year income position throughout fiscal year 2015, reached six consecutive quarters of positive pre-tax operating earnings, and experienced a continued recovery in industry and general economic conditions, all of which were positive factors that overcame prior negative evidence.  We also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. As a result, we recorded a $27.5 million net reversal of substantially all of our deferred tax asset valuation allowance in the fourth quarter of fiscal year 2015 after determining it was more likely than not that certain deferred tax assets would be realized. A portion of our valuation allowance was retained against our state net operating losses deferred tax asset, due to differences between state and federal tax laws.

In the fourth quarter of fiscal 2016, we reached the conclusion that it was appropriate to release the majority of our valuation allowance against our state net operating loss deferred tax assets due to our operating performance in fiscal 2016 being greater than projected at fiscal 2015 year end. We considered forecasts of future operating results and the utilization of net operating losses within the statutory mandated carryforward periods and determined it was more likely than not that the majority of our state net operating loss deferred tax assets would be realized.  As a result of the release of a portion of our deferred tax asset valuation allowance, we recorded approximately $1.1 million reduction in our income tax provision.  A portion of the valuation allowance was retained based on particular jurisdictions.  Specifically, states with a shorter statutory carryforward periods and states where our economic presence, as defined by the jurisdiction’s tax laws, has been reduced.

As of September 30, 2016, we had federal net operating loss (NOL) carryforwards for federal income tax purposes of $21.0 million that will begin to expire in 2031 which excludes benefits for share based payments of $14.6 million. State NOL carryforwards for state income tax purposes will expire at various dates through 2032.

Under ASC 740, the impact of uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.  As of September 30, 2015 and 2016, we had approximately $244,000 and $254,000, respectively, of gross unrecognized tax benefits, of which approximately $154,000 and $154,000, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2015 and 2016 is as follows:

	2015	2016
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$234	$244
Increases in tax positions for prior years	10	10
Unrecognized tax benefits as of September 30,	$244	$254

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2015 and 2016, interest and penalties represented approximately $120,000 and $130,000, respectively, of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. Federal tax assessments for fiscal years prior to 2012, and we are not subject to assessments prior to the 2011 fiscal year for the majority of the State jurisdictions.

We do not expect a change to the total amount of unrecognized tax benefits in the next 12 months based on examinations by tax authorities, the expiration of statutes of limitations, or potential settlements of outstanding positions.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SHAREHOLDERS’ EQUITY:

In February 2016, our Board of Directors approved a new share repurchase plan allowing our company to repurchase up to 1,250,000 shares of our common stock through February 28, 2018.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2016 we had purchased an aggregate of 1,692,016 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $31.8 million. As of September 30, 2016, approximately 1.1 million shares remained available for future purchases under the share repurchase program.

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2014, 2015, and 2016 was approximately $4.2 million, $3.7 million, and $2.7 million, respectively. There were no tax benefits realized for tax deductions from option exercises for the fiscal years ended September 30, 2014, 2015, and 2016. We currently expect to satisfy share-based awards with registered shares available to be issued.

12. THE INCENTIVE STOCK PLANS:

During February 2013, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The date on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity from September 30, 2015 through September 30, 2016:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2015	829,854	1,937,874	$6,285	$12.95	6.5
Options authorized	—	—		—
Options granted	(5,000)	5,000		16.97
Options cancelled/forfeited/expired	219,262	(219,262)		24.70
Options exercised	—	(272,510)		6.89
Restricted stock awards granted	(281,260)	—		—
Restricted stock awards forfeited	11,500	—		—
Additional shares of stock issued	(42,253)	—		—
Balance as of September 30, 2016	732,103	1,451,102	$12,397	$12.33	6.0
Exercisable as of September 30, 2016		767,434	$9,064	$9.21	4.8

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2014, 2015, and 2016 was $6.23, $5.80, and $6.88, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2014, 2015, and 2016 was approximately $4.5 million, $8.5 million, and $3.6 million, respectively.

As of September 30, 2015 and 2016, there were approximately $2.2 million and $1.0 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 0.6 years. The total fair value of options vested during the fiscal years ended September 30, 2014, 2015, and 2016 was approximately $1.9 million, $766,000 , and $163,000, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2014	2015	2016
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	0.9%	1.0%
Volatility	55.7%	47.4%	48.2%
Expected life	3.2 years	3.1 years	5.0 years

13.  EMPLOYEE STOCK PURCHASE PLAN:

During February 2012, our shareholders approved a proposal to amend our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of up to 10 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. The expected term of options granted is derived from the output of the option pricing model and represents the period

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of time that options granted are expected to be outstanding. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2014	2015	2016
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.2%
Volatility	39.6%	36.1%	50.9%
Expected life	Six months	Six months	Six months

As of September 30, 2016, we had issued 767,950 shares of common stock under our Stock Purchase Plan.

14.  RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees and Officers pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance based awards granted to Officers, and vesting period for time based awards. Officer performance based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 200% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2015 through September 30, 2016:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2015	111,000	$19.23
Changes during the period
Awards granted	281,260	$14.97
Awards vested	(49,855)	$18.13
Awards forfeited	(11,500)	$15.01
Non-vested balance as of September 30, 2016	330,905	$16.07

As of September 30, 2016, we had approximately $4.2 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.4 years.

15.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2014	2015	2016
Weighted average common shares outstanding used in calculating basic income per share	23,916,238	24,466,243	24,203,947
Effect of dilutive options and non-vested restricted stock awards	739,024	636,046	616,900
Weighted average common and common equivalent shares used in calculating diluted income per share	24,655,262	25,102,289	24,820,847

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended September 30, 2014, 2015, and 2016 there were 1,144,600, 1,553,207, and 140,521 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $5.8 million, $6.0 million, and $7.1 million for the fiscal years ended September 30, 2014, 2015, and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2016, were as follows:

(Amounts in thousands)
2017	5,810
2018	5,306
2019	5,071
2020	5,131
2021	4,477
Thereafter	23,548
Total	$49,343

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In fiscal 2014 we recognized a recovery of approximately $555,000, net of taxes and other expenses, respectively, from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. The recovery was recorded as a reduction in selling, general, and administrative expenses on our consolidated statements of operations. While additional claims are outstanding, we cannot be certain of the amount of any further recovery.

During the fiscal years ended September 30, 2014, 2015, and 2016, we incurred costs associated with store closings and lease terminations of approximately $217,000, $581,000, and $0, respectively. These costs primarily related to the future minimum operating lease payments of the closed locations.  The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions.  The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during the fiscal years ended September 30, 2014, 2015, and 2016.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit for our insurance carriers in the amount of $1.0 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

17.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $463,000, $605,000, and $713,000 for the fiscal years ended September 30, 2014, 2015, and 2016, respectively.

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

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
	(Amounts in thousands except share and per share data)
Revenue	$158,126	$172,143	$231,849	$189,252	$169,537	$199,566	$345,592	$227,355
Cost of sales	120,671	129,943	174,809	141,180	127,923	150,539	266,690	170,870
Gross profit	37,455	42,200	57,040	48,072	41,614	49,027	78,902	56,485
Selling, general, and administrative expenses	36,095	40,557	41,049	41,734	38,951	43,459	54,325	49,041
Income from operations	1,360	1,643	15,991	6,338	2,663	5,568	24,577	7,444
Interest expense	1,146	1,253	1,141	914	1,227	1,582	1,473	1,180
Income before income income tax (benefit) provision	214	390	14,850	5,424	1,436	3,986	23,104	6,264
Income tax (benefit) provision	—	—	—	(27,414)	748	1,497	9,285	678
Net income	$214	$390	$14,850	$32,838	$688	$2,489	$13,819	$5,586
Net income per share:
Diluted	$0.01	$0.02	$0.59	$1.32	$0.03	$0.10	$0.56	$0.22
Weighted average number of shares:
Diluted	24,947,968	25,265,857	25,316,092	24,883,360	24,742,330	24,758,826	24,770,980	25,010,193