Form 10-Q
period 2016-12-31
MARINEMAX INC
filed 2017-02-02
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on January 31, 2017 was 26,113,072.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2015	2016
Revenue	$169,537	$226,875
Cost of sales	127,923	173,737
Gross profit	41,614	53,138

Selling, general, and administrative expenses	38,951	47,095
Income from operations	2,663	6,043

Interest expense	1,227	1,569
Income before income tax provision	1,436	4,474

Income tax provision	748	1,831
Net income	$688	$2,643

Basic net income per common share	$0.03	$0.11

Diluted net income per common share	$0.03	$0.11

Weighted average number of common shares used in computing net income per common share:

Basic	24,213,134	24,249,739
Diluted	24,742,330	24,923,125

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,585	$37,079
Accounts receivable, net	24,583	22,954
Inventories, net	321,978	363,622
Prepaid expenses and other current assets	5,965	5,713
Total current assets	391,111	429,368

Property and equipment, net of accumulated depreciation of $61,003 and $64,930	121,353	123,547
Other long-term assets, net	13,149	13,378
Deferred tax assets, net	21,075	19,839
Total assets	546,688	586,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,597	$9,481
Customer deposits	30,129	22,771
Accrued expenses	25,603	22,426
Short-term borrowings	166,550	213,510
Total current liabilities	231,879	268,188
Long-term liabilities	2,336	2,414
Total liabilities	234,215	270,602
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2016	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 25,977,632 and 26,083,154 shares issued and 24,285,616 and 24,243,083 shares outstanding as of September 30, 2016 and December 31, 2016, respectively	26	26
Additional paid-in capital	241,058	243,814
Retained earnings	103,212	105,855
Treasury stock, at cost, 1,692,016 and 1,840,071 shares held as of September 30, 2016 and December 31, 2016, respectively	(31,823)	(34,165)
Total shareholders’ equity	312,473	315,530
Total liabilities and shareholders’ equity	$546,688	$586,132

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2016	25,977,632	$26	$241,058	$103,212	$(31,823)	$312,473
Net income	-	-	-	2,643	-	2,643
Purchase of treasury stock	-	-	-	-	(2,342)	(2,342)
Shares issued pursuant to employee stock purchase plan	26,326	-	436	-	-	436
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,087	-	(87)	-	-	(87)
Shares issued upon exercise of stock options	33,404	-	349	-	-	349
Stock-based compensation	36,705	-	2,058	-	-	2,058
BALANCE, December 31, 2016	26,083,154	$26	$243,814	$105,855	$(34,165)	$315,530

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$688	$2,643
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,894	2,155
Deferred income tax provision	734	1,236
Loss on sale of property and equipment and assets held for sale	22	32
Stock-based compensation expense	1,258	2,058
(Increase) decrease in —
Accounts receivable, net	2,574	1,629
Inventories, net	(52,494)	(41,644)
Prepaid expenses and other assets	(1,440)	(779)
Increase (decrease) in —
Accounts payable	(4,829)	(116)
Customer deposits	239	(7,358)
Accrued expenses and long-term liabilities	(4,233)	(3,099)
Net cash used in operating activities	(55,587)	(43,243)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,767)	(4,353)
Proceeds from sale of property and equipment and assets held for sale	15	774
Net cash used in investing activities	(1,752)	(3,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	50,330	46,960
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	478	785
Payments on tax withholdings for equity awards	(80)	(87)
Purchase of treasury stock	(841)	(2,342)
Net cash provided by financing activities	49,887	45,316
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,452)	(1,506)
CASH AND CASH EQUIVALENTS, beginning of period	32,611	38,585
CASH AND CASH EQUIVALENTS, end of period	$25,159	$37,079
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,130	$1,616
Income taxes	180	100
Non-cash items:
Adjustment to retained earnings and deferred tax assets to adopt ASU 2016-09	5,197	—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of December 31, 2016, we operated through 56 retail locations in 16 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2016.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 24% and 14%, respectively, of our revenue in fiscal 2016. Brunswick is a world leading manufacturer of marine products and marine engines. We believe we represented approximately 53% of Brunswick’s Sea Ray boat sales, during our fiscal 2016.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2016, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2016, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three months ended December 31, 2016, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 26 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of December 31, 2016 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance (F&I) products.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. We elected to early adopt the new guidance in the first quarter of fiscal 2017. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial position, results of operations, or internal controls.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718), (ASU 2016-09).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which requires us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal 2016. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in additional income tax expense of $201,000 for the three months ended December 31, 2015 from the previously reported income tax provisions in the condensed consolidated statements of operations for the first quarter during fiscal 2016.

4.	REVENUE RECOGNITION:

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract or when service is completed. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2016, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2016, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance.  As of September 30, 2016 and December 31, 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of December 31, 2016.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2016 and December 31, 2016, we had a valuation allowance on our deferred tax assets of $454,000.

During the three months ended December 31, 2016 we recognized an income tax provision of $1.8 million. The effective income tax rate for the three months ended December 31, 2016 was 40.9%. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in an increase in income tax expense of $201,000 to $748,000 for the three months ended December 31, 2015.  As a result of the adoption of ASU 2016-09 the effective income tax rate for the three months ended December 31, 2015 increased to 52%.

8.	SHORT-TERM BORROWINGS:

In June 2016, we entered into an amendment to our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The June 2016 amendment extended the maturity date of the Credit Facility to October 2019, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The June 2016 amendment, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $300.0 million, an increase from the previous limit of $260.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of December 31, 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $213.5 million. As of December 31, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.7% and 4.0%, respectively. As of December 31, 2016, our additional available borrowings under our Amended Credit Facility were approximately $76.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2016, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2015 and 2016, we recognized stock-based compensation expense of approximately $1.3 million and $2.1 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2015 and 2016, was approximately $478,000 million and $785,000, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

10.	THE INCENTIVE STOCK PLANS:

During February 2013, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 1,200,456 share threshold by 1,000,000 shares to 2,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. Subsequent to the February 2013 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 2,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2016 through December 31, 2016:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2016	732,103	1,451,102	$12,397	$12.33	6.0
Options authorized	-	-		-
Options granted	-	-		-
Options cancelled/forfeited/expired	36,167	(36,167)		26.37
Options exercised	-	(33,404)		10.46
Restricted stock awards issued	(355,342)	-		-
Restricted stock awards forfeited	1,000	-		-
Additional shares of stock issued	(36,705)	-		-
Balance as of December 31, 2016	377,223	1,381,531	$10,185	$12.00	6.0

Exercisable as of December 31, 2016		1,135,530	$9,324	$11.17	5.6

No options were granted for the three months ended December 31, 2015 and 2016. The total intrinsic value of options exercised during the three months ended December 31, 2015 and 2016 was $573,000 and $330,000, respectively.

As of December 31, 2015 and 2016, there was approximately $1.9 million and $472,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 1.3 years and 0.8 years, respectively. The total fair value of options vested during the three months ended December 31, 2015 and 2016 was approximately $141,000 and $2.5 million, respectively.

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

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended December 31,
	2015	2016
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.5%
Volatility	47.6%	34.7%
Expected life	Six months	Six months

As of December 31, 2016, we had issued 767,950 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees and executive officers pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance based awards granted to executive officers, and vesting period for time based awards. Executive officer performance based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 200% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2016 through December 31, 2016:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2016	330,905	$16.07
Changes during the period
Awards granted	355,342	$17.27
Awards vested	(14,119)	$19.24
Awards forfeited	(1,000)	$15.01
Non-vested balance as of December 31, 2016	671,128	$16.58

As of December 31, 2016, we had approximately $9.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.8 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended December 31,
	2015	2016
Weighted average common shares outstanding used in calculating basic income per share	24,213,134	24,249,739
Effect of dilutive options and non-vested restricted stock awards	529,196	673,386
Weighted average common and common equivalent shares used in calculating diluted income per share	24,742,330	24,923,125

For the three months ended December 31, 2015 and 2016, there were 1,174,790 and 52,435 weighted average shares related to options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, would have an anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2016, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings if economic conditions continue to improve; our belief that the steps we have taken to address weak market conditions will yield an increase in future revenue; our expectations that our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge from the current challenging economic environment with greater earnings potential; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; and the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2016 revenue in excess of $940 million. Through our current 62 retail locations in 17 states (as of the filing of this Quarterly Report on 10-Q) we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 27 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed no acquisitions in fiscal 2015, three acquisitions in fiscal 2016, and one acquisition to date in fiscal 2017.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of December 31, 2016. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or market. We state parts and accessories at the lower of cost, determined on an average cost basis, or market. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or market valuation allowance. Our lower of cost or market valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or market valuation allowance which would result in a material effect on our operating results. As of September 30, 2016 and December 31, 2016, our lower of cost or market valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or market valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. On April 15, 2016, we purchased Russo Marine, a privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $9.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2016, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of December 31, 2016. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance (F&I) products.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. We elected to early adopt the new guidance in the first quarter of fiscal 2017. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial position, results of operations, or internal controls.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718), (ASU 2016-09).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which requires us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal 2016. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in additional income tax expense of $201,000 for the three months ended December 31, 2015 from the previously reported income tax provisions in the condensed consolidated statements of operations for the first quarter during fiscal 2016.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2016, with the three months ended December 31, 2015 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2016 Compared with Three Months Ended December 31, 2015

Revenue.  Revenue increased $57.3 million, or 33.8%, to $226.9 million for the three months ended December 31, 2016, from $169.5 million for the three months ended December 31, 2015. Of this increase, $47.2 million was attributable to a 27.9% increase in comparable-store sales and an approximate $10.1 million net increase related to stores opened or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store revenue was due primarily to incremental increases in new and used boat sales.  We believe that improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $11.5 million, or 27.7%, to $53.1 million for the three months ended December 31, 2016, from $41.6 million for the three months ended December 31, 2015. Gross profit as a percentage of revenue decreased to 23.4% for the three months ended December 31, 2016 from 24.5% for the three months ended December 31, 2015. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to boat sales. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance, service, parts and accessories products, and storage services to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly. Additionally, we saw a rise in certain larger boat sales which traditionally carry an incrementally lower margin and unfavorably impacted consolidated margins. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $8.1 million, or 20.9%, to $47.1 million for the three months ended December 31, 2016 from $39.0 million for the three months ended December 31, 2015. Selling, general, and administrative expenses as a percentage of revenue decreased to 20.8% for the three months ended December 31, 2016 from 23.0% for the three months December 31, 2015. The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions and increased compensation related to the improvement in the Company’s performance. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily driven by the increase in revenue and increased efficiencies and operating expense leverage in the business.

Interest Expense.  Interest expense increased $342,000, or 27.9%, to $1.6 million for the three months ended December 31, 2016 from $1.2 million for the three months ended December 31, 2015. Interest expense as a percentage of revenue remained consistent at 0.7% for the three months ended December 31, 2016 and for the three months ended December 31, 2015. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense increased to $1.8 million for the three months ended December 31, 2016 from $748,000 for the three months ended December 31, 2015. Our effective income tax rate was 40.9% for the three months ended December 31, 2016. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in an increase in income tax expense of $201,000 to $748,000 for the three months ended December 31, 2015.  As a result of the adoption of ASU 2016-09 the effective income tax rate for the three months ended December 31, 2015 increased to 52%.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2016, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2016 and 2015, cash used in operating activities was approximately $43.2 million and $55.6 million, respectively.  For the three months ended December 31, 2016, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received and seasonal declines in customer deposits and accrued expenses, partially offset by our net income adjusted for non-cash expenses such as depreciation and amortization expense along with stock-based compensation expense. For the three months ended December 31, 2015, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, and seasonal declines in accounts payable and accrued expenses, partially offset by our net income adjusted for non-cash expenses such as depreciation and amortization expenses along with stock-based compensation expenses.

For the three months ended December 31, 2016 and 2015, cash used in investing activities was approximately $3.6 million and $1.8 million, respectively. For the three months ended December 31, 2016 and 2015 cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2016 and 2015, cash provided by financing activities was approximately $45.3 million and $50.0 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans.

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

As of December 31, 2016, our indebtedness associated with financing our inventory and working capital needs totaled approximately $213.5 million. As of December 31, 2015 and 2016, the interest rate on the outstanding short-term borrowings was approximately 3.7% and 4.0%, respectively. As of December 31, 2016, our additional available borrowings under our Amended Credit Facility were approximately $76.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2016, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2016 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

Foreign Currency Exchange Rate Risk

Products purchased from European-based and Chinese-based manufacturers are transacted in U.S. dollars. However, fluctuations in the U.S. dollar exchange rate may impact the retail price at which we can sell such products. Accordingly, fluctuations in the value of the other currencies compared with the U.S. dollar may impact the price points at which we can profitably sell such foreign products, and such price points may not be competitive with other product lines in the United States. Accordingly, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows, and earnings we recognize for such foreign product lines. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based and Chinese-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, there can be no assurance that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Changes in Internal Controls

During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of December 31, 2016, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchase of our common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	-	$-	-	1,121,600
November 1, 2016 - November 30, 2016	148,055	$15.82	2,342,000	973,545
December 1, 2016 - December 31, 2016	-	-	-	973,545
Total	148,055	$15.82	2,342,000	973,545

(1)

Purchases were made pursuant to the share repurchase program announced by the Company on February 22, 2016. Under the terms of the program, the Company is authorized to purchase up to 1.25 million shares of its common stock until February 28, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.2	Form of Common Stock Certificate. (1)

10.21(o) †

Third Amendment to Second Amended and Restated Inventory Financing Agreement and Second Amendment to [**********], executed on October 22, 2016, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc. and M&T Bank.

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

MARINEMAX, INC.

February 2, 2017	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)