Form 10-Q
period 2017-06-30
MARINEMAX INC
filed 2017-07-25
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 25, 2017 was 26,258,603.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenue	$345,592	$329,809	$714,695	$801,702
Cost of sales	266,690	245,017	545,152	602,713
Gross profit	78,902	84,792	169,543	198,989

Selling, general, and administrative expenses	54,325	59,557	136,735	161,433
Income from operations	24,577	25,235	32,808	37,556

Interest expense	1,473	1,897	4,282	5,511
Income before income tax provision	23,104	23,338	28,526	32,045

Income tax provision	9,285	9,094	11,530	12,409
Net income	$13,819	$14,244	$16,996	$19,636

Basic net income per common share	$0.57	$0.59	$0.70	$0.81

Diluted net income per common share	$0.56	$0.57	$0.69	$0.78

Weighted average number of common shares used in computing net income per common share:

Basic	24,159,070	24,336,777	24,175,671	24,293,512
Diluted	24,770,980	25,095,398	24,757,516	25,045,046

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,585	$58,930
Accounts receivable, net	24,583	41,696
Inventories, net	321,978	385,277
Prepaid expenses and other current assets	5,965	5,872
Total current assets	391,111	491,775

Property and equipment, net of accumulated depreciation of $61,003 and $69,306	121,353	127,750
Goodwill and other long-term assets, net	13,149	29,978
Deferred tax assets, net	21,075	11,753
Total assets	$546,688	$661,256
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,597	$25,634
Customer deposits	30,129	22,451
Accrued expenses	25,603	33,547
Short-term borrowings	166,550	241,642
Total current liabilities	231,879	323,274
Long-term liabilities	2,336	3,250
Total liabilities	234,215	326,524
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2016 and June 30, 2017	-	-
Common stock, $.001 par value, 40,000,000 shares authorized, 25,977,632 and 26,254,839 shares issued and 24,285,616 and 24,276,048 shares outstanding as of September 30, 2016 and June 30, 2017, respectively	26	26
Additional paid-in capital	241,058	248,600
Retained earnings	103,212	122,848
Treasury stock, at cost, 1,692,016 and 1,978,791 shares held as of September 30, 2016 and June 30, 2017, respectively	(31,823)	(36,742)
Total shareholders’ equity	312,473	334,732
Total liabilities and shareholders’ equity	$546,688	$661,256

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2016	25,977,632	$26	$241,058	$103,212	$(31,823)	$312,473
Net income	-	-	-	19,636	-	19,636
Purchase of treasury stock	-	-	-	-	(4,919)	(4,919)
Shares issued pursuant to employee stock purchase plan	51,697	-	887	-	-	887
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,087	-	(87)	-	-	(87)
Shares issued upon exercise of stock options	175,431	-	2,142	-	-	2,142
Stock-based compensation	40,992	-	4,600	-	-	4,600
BALANCE, June 30, 2017	26,254,839	$26	$248,600	$122,848	$(36,742)	$334,732

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,996	$19,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,903	6,877
Deferred income tax provision	10,895	9,322
Gain on sale of property and equipment and assets held for sale	(269)	(62)
Stock-based compensation expense	3,152	4,600
(Increase) decrease in —
Accounts receivable, net	(8,177)	(16,769)
Inventories, net	(17,070)	(41,083)
Prepaid expenses and other assets	(2,977)	(1,413)
Increase (decrease) in —
Accounts payable	5,467	16,037
Customer deposits	4,649	(7,922)
Accrued expenses and long-term liabilities	5,457	5,098
Net cash provided by (used in) operating activities	24,026	(5,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,451)	(12,354)
Net cash used in acquisition of businesses, primarily property and equipment and inventory	(17,062)	(18,725)
Proceeds from sale of property and equipment and assets held for sale	138	946
Net cash used in investing activities	(25,375)	(30,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	26,190	58,284
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,266	3,029
Contingent acquisition consideration payments	-	(150)
Payments on tax withholdings for equity awards	(80)	(87)
Purchase of treasury stock	(3,078)	(4,919)
Net cash provided by financing activities	24,298	56,157
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,949	20,345
CASH AND CASH EQUIVALENTS, beginning of period	32,611	38,585
CASH AND CASH EQUIVALENTS, end of period	$55,560	$58,930
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$4,647	$6,211
Income taxes	213	457
Non-cash items:
Adjustment to retained earnings and deferred tax assets to adopt ASU 2016-09	5,197	-
Contingent consideration liabilities from acquisitions	3,307	3,720
Exchange of equity interest for controlling interest	2,860	-

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of June 30, 2017, we operated through 62 retail locations in 17 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 52%, 53%, and 55% of our revenue during fiscal 2014, 2015, and 2016, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2017, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2017, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and nine months ended June 30, 2017, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 27 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of June 30, 2017 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our unaudited condensed consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our unaudited condensed consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”).  This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which required us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal 2016. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in additional income tax expense of $242,000 for the three months ended June 30, 2016 and an additional income tax expense of $376,000 for the nine months ended June 30, 2016 from the previously reported income tax provisions in the unaudited condensed consolidated statements of operations for the third quarter and nine months ended June 30, 2016.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed. We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract as services are completed. We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract as services are completed. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized. Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2017, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2017, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  As of September 30, 2016 and June 30, 2017, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million and $1.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2017.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2016 and June 30, 2017, we had a valuation allowance on our deferred tax assets of $454,000.

During the three months ended June 30, 2016 and June 30, 2017 we recognized an income tax provision of $9.3 and $9.1 million, respectively. During the nine months ended June 30, 2016 and June 30, 2017 we recognized an income tax provision of $11.5 million and $12.4 million, respectively. The effective income tax rate for the three months ended June 30, 2016 and June 30, 2017 was 40.2% and 39.0%, respectively. The effective income tax rate for the nine months ended June 30, 2016 and June 30, 2017 was 40.4% and 38.7%, respectively. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in an increase in income tax expense of $242,000 for the three months ended June 30, 2016, and an increase in income tax expense of $376,000 for the nine months ended June 30, 2016.

8.	SHORT-TERM BORROWINGS:

In May 2017, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The May 2017 amendment and restatement extended the maturity date of the Credit Facility to October 2020, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The May 2017 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $350.0 million, an increase from the previous limit of $300.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of June 30, 2017, our indebtedness associated with financing our inventory and working capital needs totaled approximately $241.6 million. As of June 30, 2016 and June 30, 2017, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.5%, respectively. As of June 30, 2017, our additional available borrowings under our Amended Credit Facility were approximately $49.4 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2017, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months June 30, 2016 and June 30, 2017, we recognized stock-based compensation expense of approximately $1.0 million and $1.3 million, respectively, and for the nine months ended June 30, 2016 and June 30, 2017, we recognized stock-based compensation expense of approximately $3.2 million and $4.6 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended June 30, 2016 and June 30, 2017, was approximately $656,000 and $1.0 million, respectively, and for the nine months ended June 30, 2016 and June 30, 2017, was approximately $1.3 million and $3.0 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes activity from our incentive stock plans from September 30, 2016 through June 30, 2017:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2016	732,103	1,451,102	$12,397	$12.33	6.0
Options authorized	1,000,000	-		-
Options granted	-	-		-
Options cancelled/forfeited/expired	56,667	(56,667)		23.29
Options exercised	-	(175,431)		12.21
Restricted stock awards issued	(358,342)	-		-
Restricted stock awards forfeited	8,000	-		-
Additional shares of stock issued	(40,992)	-		-
Balance as of June 30, 2017	1,397,436	1,219,004	$9,166	$11.83	5.5

Exercisable as of June 30, 2017		971,670	$8,300	$10.81	5.1

No options were granted for the nine months ended June 30, 2017. The weighted average grant date fair value of options granted during the nine months ended June 30, 2016 was $6.88. The total intrinsic value of options exercised during the nine months ended June 30, 2016 and June 30, 2017 was $950,000 and $1.6 million, respectively.

As of June 30, 2016 and June 30, 2017, there was approximately $1.3 million and $268,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 0.9 years and 0.3 years, respectively. The total fair value of options vested during the nine months ended June 30, 2016 and June 30, 2017 was approximately $152,000 and $2.5 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.9%	0.2%	0.7%
Volatility	56.0%	46.1%	51.4%	40.7%
Expected life	Six months	Six months	Six months	Six months

As of June 30, 2017, we had issued 793,348 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2016 through June 30, 2017:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2016	330,905	$16.07
Changes during the period
Awards granted	358,342	$17.30
Awards vested	(14,119)	$19.24
Awards forfeited	(8,000)	$15.86
Non-vested balance as of June 30, 2017	667,128	$16.60

As of June 30, 2017, we had approximately $7.3 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.4 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Weighted average common shares outstanding used in calculating basic income per share	24,159,070	24,336,777	24,175,671	24,293,512
Effect of dilutive options and non-vested restricted stock awards	611,910	758,621	581,845	751,534
Weighted average common and common equivalent shares used in calculating diluted income per share	24,770,980	25,095,398	24,757,516	25,045,046

For the three months ended June 30, 2016 and June 30, 2017, there were 1,425,385 and 7,418 weighted average shares related to options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the nine months ended June 30, 2016 and June 30, 2017, there were 1,420,224 and 18,084 weighted average shares related to options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2017, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; and the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2016 revenue in excess of $940 million. Through our current 62 retail locations in 17 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

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

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experiences and on various other assumptions (including future earnings) that we believe are reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities, including contingent assets and liabilities such as contingent consideration liabilities from acquisitions, which are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2017. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2016 and June 30, 2017, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million and $1.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $25.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2017, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2017. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our unaudited condensed consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our unaudited condensed consolidated financial statements, or will cause a significant change to our current accounting policies or internal controls over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”).  This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. We elected to early adopt the new guidance in the fourth quarter of fiscal 2016 which required us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal 2016. This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal 2016. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in additional income tax expense of $242,000 for the three months ended June 30, 2016 and an additional income tax expense of $376,000 for the nine months ended June 30, 2016 from the previously reported income tax provisions in the unaudited condensed consolidated statements of operations for the third quarter and nine months ended June 30, 2016.

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

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2017, with the three and nine months ended June 30, 2017 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenue.  Revenue decreased $15.8 million, or 4.6%, to $329.8 million for the three months ended June 30, 2017, from $345.6 million for the three months ended June 30, 2016. Of this decrease, $34.6 million was attributable to a 10.0% decrease in comparable-store sales, which was partially offset by an approximate $18.8 million increase related primarily to stores acquired that were not eligible for inclusion in the comparable-store base.  The decrease in our comparable-store revenue was due primarily to decreases in large boat and yacht sales.

Gross Profit.  Gross profit increased $5.9 million, or 7.5%, to $84.8 million for the three months ended June 30, 2017, from $78.9 million for the three months ended June 30, 2016. Gross profit as a percentage of revenue increased to 25.7% for the three months ended June 30, 2017 from 22.8% for the three months ended June 30, 2016. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in our gross margins. Additionally, our higher margin brokerage, finance and insurance products, service, parts and accessories products, storage, and charter services increased as a percentage of revenue, contributing to our overall margins increasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $5.2 million, or 9.6%, to $59.6 million for the three months ended June 30, 2017, from $54.3 million for the three months ended June 30, 2016. Selling, general, and administrative expenses as a percentage of revenue increased to 18.1% for the three months ended June 30, 2017 from 15.7% for the three months June 30, 2016. The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions.

Interest Expense.  Interest expense increased $424,000, or 28.8%, to $1.9 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016. Interest expense as a percentage of revenue increased to 0.6% for the three months ended June 30, 2017 from 0.4% for the three months ended June 30, 2016. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense decreased to $9.1 million for the three months ended June 30, 2017  from $9.3 million for the three months ended June 30, 2016. Our effective income tax rate was 39.0% for the three months ended June 30, 2017. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in an increase in income tax expense of $29,000 for the three months ended June 30, 2017 and $242,000 for the three months ended June 30, 2016. As a result of the adoption of ASU 2016-09 the effective income tax rate for the three months ended June 30, 2016 increased to 40.2%.

Nine Months Ended June 30, 2017 Compared with Nine Months Ended June 30, 2016

Revenue.  Revenue increased $87.0 million, or 12.2%, to $801.7 million for the nine months ended June 30, 2017, from $714.7 million for the nine months ended June 30, 2016. Of this increase, $39.0 million was attributable to a 5.5% increase in comparable-store sales and an approximate $48.0 million net increase related primarily to stores acquired, opened, or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new and used boat sales.  We believe that improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit.  Gross profit increased $29.4 million, or 17.4%, to $199.0 million for the nine months ended June 30, 2017, from $169.5 million for the nine months ended June 30, 2016. Gross profit as a percentage of revenue increased to 24.8% for the nine months ended June 30, 2017 from 23.7% for the nine months ended June 30, 2016. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in comparable-store sales and improved margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $24.7 million, or 18.1%, to $161.4 million for the nine months ended June 30, 2017, from $136.7 million for the nine months ended June 30, 2016. Selling, general, and administrative expenses as a percentage of revenue increased to 20.1% for the nine months ended June 30, 2017, from 19.1% for the nine months ended June 30, 2016.  The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions and increased business.

Interest Expense.  Interest expense increased $1.2 million, or 28.7%, to $5.5 million for the nine months ended June 30, 2017 from $4.3 million for the nine months ended June 30, 2016.  Interest expense as a percentage of revenue increased to 0.7% for the nine months ended June 30, 2017 from 0.6% for the nine months ended June 30, 2016.  The increase in interest expense was primarily a result of increased borrowings.

Income Taxes.  Income tax expense increased to $12.4 million for the nine months ended June 30, 2017 from $11.5 million for the nine months ended June 30, 2016. Our effective income tax rate was 38.7% for the nine months ended June 30, 2017. The adoption in the fourth quarter of fiscal 2016 of ASU 2016-09 resulted in an income tax benefit of $22,000 for the nine months ended June 30, 2017, and an increase in income tax expense of $376,000 for the nine months ended June 30, 2016.  As a result of the adoption of ASU 2016-09 the effective income tax rate for the nine months ended June 30, 2016 increased to 40.4%.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we have recently completed certain acquisitions, and we plan to accelerate our growth through these strategies. However, we cannot predict the length of economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2017, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2017 cash used in operating activities was approximately $5.7 million, and for the nine months ended June 30, 2016, cash provided by operating activities was approximately $24.0 million.  For the nine months ended June 30, 2017, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in accounts receivable, and decreases in customer deposits, partially offset by seasonal increases in accounts payable and accrued expenses, as well as our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the nine months ended June 30, 2016, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expenses, deferred income tax provision, stock based compensation expenses, seasonal increases in accounts payable, increases in customer deposits, and accrued expenses, partially offset by increases in inventory driven by timing of boats received and growth in the business, and increases in accounts receivable as a result of our relatively successful sales efforts at the end of the quarter ended June 30, 2016.

For the nine months ended June 30, 2017 and 2016, cash used in investing activities was approximately $30.1 million and $25.4 million, respectively. For the nine months ended June 30, 2017 and 2016, cash used in investing activities was primarily used to purchase inventory and property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities.

For the nine months ended June 30, 2017 and 2016, cash provided by financing activities was approximately $56.2 million and $24.3 million, respectively, and was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

In May 2017, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The May 2017 amendment and restatement extended the maturity date of the Credit Facility to October 2020, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The May 2017 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $350.0 million, an increase from the previous limit of $300 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of June 30, 2017, our indebtedness associated with financing our inventory and working capital needs totaled approximately $241.6 million. As of June 30, 2016 and June 30, 2017, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.5%, respectively. As of June 30, 2017, our additional available borrowings under our Amended Credit Facility were approximately $49.4 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2017, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2017 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2017, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2017, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchase of our common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
April 1, 2017 - April 31, 2017	300	$19.98	300	973,245
May 1, 2017- May 31, 2017	122,166	$18.66	122,166	851,079
June 1, 2017 - June 30, 2017	16,254	17.95	16,254	834,825
Total	138,720	$18.58	138,720	834,825

(1)

Purchases were made pursuant to the share repurchase program announced by the Company on February 22, 2016. Under the terms of the program, the Company is authorized to purchase up to 1.25 million shares of its common stock until February 28, 2018 and 834,825 shares are still available to be purchased under this share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.21(p)†

Third Amended and Restated Inventory Financing Agreement, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc., M&T Bank, and Branch Banking & Trust Company.

10.21(q)†	Fourth Amended and Restated Program Terms Letter, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

July 25, 2017	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)