Form 10-K
period 2017-09-30
MARINEMAX INC
filed 2017-12-06
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

The aggregate market value of common stock held by non-affiliates of the registrant (23,083,911 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $499,766,673.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 30, 2017, there were outstanding 26,500,557 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2017

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2018 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies will enable us to achieve success and long-term growth as economic conditions continue to recover; and our belief that our retailing strategies are aligned with the desires of consumers.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat and yacht retailer in the United States.  Through 62 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we operate a yacht charter business in the British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 42% of our revenue in fiscal 2017. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 23% and 17%, respectively, of our revenue in fiscal 2017.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 11% of all Brunswick marine sales, including approximately 55% of its Sea Ray boat sales, during our fiscal 2017.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts, and Harris aluminum boats, both divisions of Brunswick, in most of our geographic markets.  We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States.  Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2017.  Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 27 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2017 was approximately $195,000, a slight decrease from approximately $198,000 in fiscal 2016, compared with the industry average selling price for calendar 2016 of approximately $43,000 based on industry data published by the National Marine Manufacturers Association.  Our stores that operated at least 12 months averaged approximately $18.4 million in annual sales in fiscal 2017.  We consider a store to be one or more retail locations that are adjacent or operate as one entity.  Our same-store sales increased 22% in each of fiscal 2015 and 2016 and increased 5% in fiscal 2017.

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

The U.S. recreational boating industry generated approximately $36.0 billion in retail sales in calendar 2016, which is down from the peak of $39.5 billion in calendar 2006. Total powerboats sold in calendar 2016 were approximately 188,800 units as compared to 298,100 units sold in calendar 2006.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $27.2 billion of these sales in 2016 based on industry data from the National Marine Manufacturers Association.  The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers are finding it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat and yacht retailer.  Key elements of our operating and growth strategy include the following:

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

Development of the Company; Expansion of Business

MarineMax was founded in January 1998.  MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998.  Since the initial acquisitions in March 1998, we have acquired 27 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  Acquired dealers operate under the MarineMax name.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc.	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Initially a joint venture; full ownership acquired in February 2016.

Apart from acquisitions, we have opened 33 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 63 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of four during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida
Meridian Yachts	2002	Florida, Georgia, North and South Carolina, New Jersey, Ohio, Minnesota, Texas, and Delaware
Grady-White	2002	Houston, Texas
Boston Whaler	2004	North and South Carolina
Boston Whaler	2005	Houston
Azimut	2006	Northeast United States from Maryland to Maine
Atlantis	2006	Northeast United States from Maryland to Maine
Grady-White	2006	Pensacola, Florida
Azimut	2008	Florida
Meridian Yachts	2009	Maryland and Delaware
Boston Whaler	2009	Southwest Florida
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, and Missouri,
Grady-White	2010	Jacksonville, Florida
Harris	2011	West Central Florida
Azimut	2012	United States other than where previously held
Boston Whaler	2012	Pompano Beach, Florida
Harris	2012	Alabama, North and Southwest Florida, Wrightsville, North Carolina, and Texas
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate
Atlantis	2013	Florida
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North, Central, and South America
Grady-White	2016	Miami, Florida
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Sportsman	2017	South Carolina
Bennington	2017	South Carolina

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

Our website is located at www.MarineMax.com.  Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”).  We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 1, 2017.

Business

General

We are the largest recreational boat and yacht retailer in the United States.  Through 62 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also offer the charter of power and sailing yachts in the British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation, or Brunswick.  Sales of new Brunswick boats accounted for approximately 42% of our revenue in fiscal 2017. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 23% and 17%, respectively, of our revenue in fiscal 2017. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 11% of all Brunswick marine sales, including approximately 55% of its Sea Ray boat sales, during our fiscal 2017.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Meridian Yachts and Harris aluminum boats, both divisions of Brunswick, in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2017. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $36.0 billion in retail sales in calendar 2016, which is down from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $27.2 billion of such sales in calendar 2016. Total powerboats sold in calendar 2016 were approximately 188,800 units as compared to 298,100 units sold in calendar 2006. Annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010.

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

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat and yacht retailer.  Key elements of our operating and growth strategy include the following.

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

Achieving Operating Efficiencies and Synergies.   We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability.  We centralize various aspects of certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, and management information systems.  Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually.  We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit sources; and volume purchase discounts and rebates for certain marine products, supplies, and advertising.  The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customers MarineMax Getaways! excursions, providing maintenance and repair services at the customer’s boat location, and giving access to broader inventory selections, increases the competitiveness of each retail location.  By centralizing these types of activities, our general managers have more time to focus on the customer and the development of their teams.

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

Opening New Facilities.  We will continue to establish additional retail facilities in our existing and new markets subject to conditions.  We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 33 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998.  We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant.  Based on these factors since March 1998, we have closed 63 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 (and a total of four during the last three fiscal years).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, Harris aluminum boats, and Meridian Yachts. Sales of new Brunswick boats accounted for approximately 42% of our revenue in fiscal 2017. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 23% and 17%, respectively, of our revenue in fiscal 2017. We believe our sales represented approximately 11% of all Brunswick marine sales, including approximately 55% of its Sea Ray boat sales, during our fiscal 2017.  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2017. During fiscal 2017, new boat sales accounted for approximately 70.9% or $747 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2017 average new boat sales price of approximately $195,000 a slight decrease from approximately $198,000 in fiscal 2016, compared with an estimated industry average selling price for calendar 2016 of approximately $43,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	60’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	70’ to 155’+	3,500,000 to 35,000,000+
Convertibles
Hatteras Convertibles	45’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,500,000+
Atlantis	43’ to 50’	450,000 to 2,300,000+
Aquila	36’ to 48’	480,000 to 1,200,000
Galeon	30’ to 78’	400,000 to 3,600,000
Pontoon Boats
Harris	16’ to 27’	15,000 to 150,000
Crest	19’ to 25’	20,000 to 150,000
Bennington	17’ to 25’	20,000 to 150,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,000,000
Grady White	18’ to 37’	40,000 to 600,000
Scout	17’ to 53’	20,000 to 1,000,000
Sailfish	19’ to 32’	35,000 to 300,000
Sea Pro	17’ to 24’	30,000 to 100,000
Sportsman	17’ to 31’	25,000 to 250,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	70,000 to 190,000
Jet Boats
Scarab	16’ to 26’	20,000 to 80,000
Yamaha Jet Boats	19’ to 24’	30,000 to 75,000

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

Pleasure Boats.  Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style.  Sea Ray sport yachts and yachts serve the luxury segment of the recreational boating market and include top-of-the-line living accommodations with a salon, a fully equipped galley, and multiple staterooms.  Sea Ray sport yachts and yachts are available in cabin, bridge cockpit, and cruiser models.  Sea Ray sport boat and sport cruiser models are designed for performance and dependability to meet family recreational needs and include many of the features and accommodations of Sea Ray’s sport yacht and yacht models. All Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines.  We believe Atlantis sport cruisers offer a unique-on-the-water experience with the Azimut expertise expressed in a design concept that merges sportiness with the comfort and relative ease of navigation. Galeon is one of Europe’s leading boat manufacturers. We believe Galeon yachts combine the latest technology and design with unparalleled modern styling and convenience.  Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation.

Pontoon Boats. Harris is a pontoon industry leader and offers a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs.  Harris is known for exceptional performance combined with a stable and safe platform. Crest provides a variety of pontoon models that are designed to provide extreme levels of quality, safety, style and comfort to meet family recreational needs. Bennington offers what we believe to be industry leading design, meticulous craftsmanship, and a quiet, smooth, ride. With a variety of designs and options, the pontoon boats we offer appeal to a broad audience of pontoon boat enthusiasts and existing customers.

Fishing Boats.  The fishing boats we offer, such as Boston Whaler, Grady-White, Scout, Sailfish, Sportsman and Sea Pro, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability.  The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Ski Boats.  The ski boats we offer are Nautique by Correct Craft, which range from entry level models to advanced models and all of which are designed to achieve an ultimate wake for increased skier and wakeboarder performance and safety.  With a variety of designs and options, Nautique ski boats appeal to the competitive and recreational user alike.

Jet Boats.  The Scarab jet boats we offer range from entry level models to advanced models, all of which are designed for performance and with exclusive design elements to meet family recreational needs. Yamaha jet boats are designed to offer a reliable, high performing, internal propulsion system with superior handling. With a variety of designs and options, the jet boats we offer appeal to a broad audience of jet boat enthusiasts and existing customers.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2017, used boat sales accounted for 14.9% or approximately $157 million of our revenue, and 67.3% of the used boats we sold were Brunswick models.

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

To further enhance our used boat sales, we offer the Brunswick Product Protection warranty plan available for used Brunswick boats less than nine years old.  The Brunswick Product Protection plan applies to each qualifying used boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years.  We believe this type of program enhances our sales of used boats by motivating purchasers of used boats to complete their purchases through our dealerships.

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

We offer marine engines and equipment, manufactured by Mercury Marine, a division of Brunswick, and Yamaha.  We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers.  Mercury Marine and Yamaha have introduced various new engine models that are designed to reduce engine emissions to comply with current Environmental Protection Agency requirements.  See “Business — Environmental and Other Regulatory Issues.” Industry leaders, Mercury Marine and Yamaha, specialize in state-of-the-art marine propulsion systems and accessories.  Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.6% or $38 million of our fiscal 2017 revenue.

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

Maintenance, repair, and storage services accounted for approximately 5.7% or $60 million of our revenue during fiscal 2017 of which, approximately 3.7% or $39 million related to repair services, approximately 0.8% or $9 million related to parts and accessories for repairs, and approximately 1.2% or $12 million related to income from storage service rentals.  This includes warranty and non-warranty services.

F&I Products

At each of our retail locations and at various offsite locations where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, credit life, and accident, disability, undercoating, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders.  These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract.  This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 0 to 180 days.  To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

We also are able to assist our customers with the opportunity to obtain property and casualty insurance. Property and casualty insurance covers loss or damage to the boat.  We do not act as an insurance broker or agent or issue insurance policies on behalf of insurers.  We do, however, provide marketing activities and other related services to insurance companies and brokers for which we receive marketing fees.  One of our strategies is to generate increased marketing fees by offering more competitive insurance products.

During fiscal 2017, fee income generated from F&I products accounted for approximately 2.4% or $25 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them on various Internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.  During fiscal 2017, brokerage sales commissions accounted for approximately 1.9% or $20 million of our revenue.

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

In addition to the specific business we launched in the BVI, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. During fiscal 2017, the income from rentals of chartering power and sailing yachts and yacht charter fees, accounted for approximately 0.6% or $6 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. We maintain insurance for inventory damage, subject to deductibles. We are working on repairs and expect the yacht charter business to be operational during fiscal 2018.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 62 retail locations in Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North

Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, and maintenance and repair facilities.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the San Diego Bay in California; Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Biscayne Bay, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier and Wilmington River in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Boston Harbor and Weymouth Black River in Massachusetts; Masonboro Inlet in North Carolina; Lake Wylie in South Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; and Clear Lake, Lake Lewisville, and Lake Conroe in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

Operations

Dealership Operations and Management

We have adopted a generally decentralized approach to the operational management of our dealerships.  While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations.  Each retail location is managed by a general manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a regional president or district president, who generally has responsibility for the retail locations within a specified geographic region.  Typically, each retail location also has a staff consisting of an F&I manager, a parts manager, and a service manager, sales representatives, maintenance and repair technicians, and various support personnel.

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

We also participate in boat shows and in-the-water sales events at area boating locations, typically held in January, February, March, and toward the end of the boating season, in each of our markets and in certain locations in close proximity to our markets.  These shows and events are normally held at convention centers or marinas, with area dealers renting space.  Boat shows and other offsite promotions are an important venue for generating sales orders.  The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show.

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

We purchase new boats and other marine-related products from Brunswick, which is a world leading manufacturer of marine products, including Sea Ray, Boston Whaler, Harris, Meridian, and Mercury Marine.  We also purchase new boats and other marine related products from other manufacturers, including but not limited to, Azimut, Hatteras, Grady-White, Scout, Sailfish, and Nautique by Correct Craft.  In fiscal 2017, sales of new Brunswick and Azimut boats and yachts accounted for approximately 42% and 9% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 23% and 17%, respectively, of our revenue in fiscal 2017. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2017.  We believe our Sea Ray boat purchases represented approximately 55% of Sea Ray’s new boat sales, and approximately 11% of all Brunswick marine product sales during fiscal 2017.

We have entered into multi-year agreements with Brunswick covering Sea Ray and Boston Whaler. We also have a multi-year agreement with Azimut-Benetti Group for its Azimut product line. We typically deal with each of our manufacturers, other than Brunswick and Azimut-Benetti Group, under an annually renewable, non-exclusive dealer agreement.

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

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The Amended Credit Facility provides a floor plan financing commitment of up to $350 million.  The Amended Credit Facility matures in October 2020 and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants.  The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  As of September 30, 2017, we were in compliance with all the covenants under the Amended Credit Facility.

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

As of September 30, 2017, we owed $254.2 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 4.7% as of September 30, 2017, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $52.8 million, based upon the outstanding borrowing base availability.  We have no indebtedness associated with our real estate holdings.

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

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement that provides a process for the acquisition of additional Sea Ray boat dealers that we elect to acquire.  The agreement extends through August 31, 2019, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

Dealer Agreements with Brunswick

We and the Sea Ray Division of Brunswick and Boston Whaler, Inc. are parties to Sales and Service Agreements relating to Sea Ray and Boston Whaler products respectively, effective September 1, 2014 and extending through August 31, 2019 with automatic annual one-year extensions at each twelve-month anniversary of the agreement, provided that we are not in breach of a material term of the agreement, following written notice and expiration of applicable cure periods without cure (certain termination provisions are summarized below).

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

Employees

As of September 30, 2017, we had 1,516 employees, 1,405 of whom were in store-level operations and 111 of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2017, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 20%, 23%, 33%, and 24%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

Our business is also subject to weather patterns, which may adversely affect our results of operations.  For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products.  In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes, such as Hurricanes Harvey and Irma in 2017.  Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

Certain of our facilities own and operate underground storage tanks, or USTs, and above ground storage tanks, or ASTs, for the storage of various petroleum products.  The USTs and ASTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks.  In addition, if leakage from Company-owned or operated tanks migrates onto the property of others, we may be subject to civil liability to third parties for remediation costs or other damages.  Based on historical experience, we believe that our liabilities associated with tank testing, upgrades, and remediation are unlikely to have a material adverse effect on our financial condition or operating results.

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

We compete primarily with single-location boat dealers and, with respect to sales of marine equipment, parts, and accessories, with national specialty marine stores, catalog and online retailers, sporting goods stores, and mass merchants.  Competition among boat dealers is generally based on the quality of available products, the price and value of the products, and attention to customer service.  There is significant competition both within markets we currently serve and in new markets that we may enter.  We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market.  In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that have substantial financial, marketing, and other resources.  However, we believe that our integrated corporate infrastructure and marketing and sales capabilities, our cost structure, and our nationwide presence enable us to compete effectively against these companies.  Private sales of used boats represent an additional significant source of competition.

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 30, 2017:

Name	Age	Position
William H. McGill Jr.	73	Chairman of the Board, Chief Executive Officer, and Director
William Brett McGill	49	President and Chief Operating Officer
Michael H. McLamb	52	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	54	Executive Vice President and Chief Revenue Officer
Paulee C. Day	48	Executive Vice President, Chief Legal Officer, and Assistant Secretary
Anthony E. Cassella, Jr	48	Vice President and Chief Accounting Officer

William H. McGill Jr. has served as the Chief Executive Officer of MarineMax since January 23, 1998 and as the Chairman of the Board and as a director of our company since March 6, 1998.  Mr. McGill served as the President of our company from January 23, 1988 until September 8, 2000 and re-assumed the position from July 1, 2002 to October 1, 2017.  Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us in 1998. In December 2016, Mr. McGill joined the Board of Directors of Joi Scientific, Inc., an energy company with which we have a licensing agreement.

William Brett McGill has served as President and Chief Operating Officer since October 2017. Mr. McGill served as Executive Vice President and Chief Operating Officer from October 2016 to October 2017, Executive Vice President Operations of our company from October 2015 to September 2016, as Vice President of West Operations of our company from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of our company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining our company in 1996.  William Brett McGill is the son of William H. McGill, Jr.

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

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 55%, and 55% of our revenue during fiscal 2015, 2016, and 2017, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases.  As of September 30, 2017, we had no long-term debt.  We rely on the Amended Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Amended Credit Facility provides a floor plan financing commitment of up to $350.0 million. The collateral for the Amended Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged as collateral for the Amended Credit Facility.  As of September 30, 2017, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under the Amended Credit Facility was approximately $52.8 million based upon the outstanding borrowing base availability.

Our ability to borrow under the Amended Credit Facility depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Facility. The variable interest rate under our Amended Credit Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results.  The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Facility reduce the allowable advance rate as our inventory ages.  Our access to funds under the Amended Credit Facility also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time.  Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Facility to fund our operations.  Accordingly, under such circumstances, it may be necessary for us to close additional stores, further reduce our expense structure, liquidate inventory below cost to free up capital, or modify the covenants with our lenders.  Any inability to utilize the Amended Credit Facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Facility or replace or supplement the Amended Credit Facility, which may not be possible at all or under commercially reasonable terms.

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

Approximately 42% of our revenue in fiscal 2017 resulted from sales of new boats manufactured by Brunswick, including approximately 23% from Brunswick’s Sea Ray division, 17% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions.  Additionally, approximately 9% of our revenue in fiscal 2017 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2017 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems.  Any adverse change in the production efficiency, product development efforts, technological advancement, expansion of manufacturing footprint, supply chain and third-party suppliers, marketplace acceptance, marketing capabilities, and financial condition of our manufacturers, particularly Brunswick and Azimut-Benetti Group given our reliance on Sea Ray, Boston Whaler, and Azimut, would have a substantial adverse impact on our business.  Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

On December 5, 2017, Brunswick issued a press release announcing that it intends to sell Sea Ray.  As of the filing on December 6, 2017 of this Annual Report on Form 10-K, we are unsure as to whether such a sale will occur or if it occurs, such a sale’s impact (positive or negative) on us.

In March 2006, we became the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the Northeast United States.  Our geographic territory was expanded to include Florida in September 2008 and to the entire United States in July 2012.  The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales. Our dealer agreement is a multi-year term but requires us to be in compliance with its terms and conditions.

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

Our sales may be adversely impacted by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, are a political issue in the United States.  The Federal Reserve continues to be ambiguous concerning the interest rate issues.  The Federal Reserve has increased its benchmark interest rate this year and signaled that rates could continue to rise more quickly than previously expected. While it is unclear whether these actions suggest a change in previous monetary policy positions, including but not limited to an elimination of quantitative easing over time, any such change or market expectation of such change may result in significantly higher long-term interest rates.

Given that we sell products that are often financed, a material increase in interest rates and adverse changes in fiscal policy or credit market conditions, may negatively impact our customers’ willingness or desire to purchase our products.  In addition, such an increase or adverse change could reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness or negatively impact the market price of our common stock.

Our sales may be adversely impacted by periods of economic or political instability or uncertainty.

In times of political and economic uncertainty, consumers including high net worth individuals, may elect to defer expenditures for luxury items, which can adversely affect our financial performance. Consumer spending on luxury goods also may decline as a result of political uncertainty and instability, even if prevailing economic conditions are favorable. We cannot predict the timing of periods of political or economic uncertainty or recovery.

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
•

the potential exposure to liability with respect to third-party information, including but not limited to copyright, trademark infringement, or other wrongful acts of third parties; false or erroneous information provided by third parties; or illegal activities by third parties, such as the sale of stolen boats or other goods.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including but not limited to, catastrophic disaster, adverse weather and marine conditions, mechanical failure and collision.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity.  These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

Since March 1, 1998, we have acquired 27 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities.  Each acquired dealer operated independently prior to its acquisition by us.  Our success depends, in part, on our ability to continue to make successful acquisitions and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships.  We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies.  To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure.  Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional recreational boat dealers involves significant risks.  This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria.  Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealers.  In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations, difficulties in retaining employees, create potential risks of losing customers, suppliers, or other business relationships, and encounter difficulties managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2019, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of

Brunswick are still then in effect.  The agreement provides a process for the acquisition of additional Sea Ray boat dealers that want to be acquired by us.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers’ sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Over the three-year period ended September 30, 2017, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 20%, 23%, 33%, and 24%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States.

Weather and environmental conditions may adversely impact our business.

Weather and environmental conditions may adversely impact our operating results.  For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, such as the BP oil spill in the Gulf of Mexico in 2010 or recent hurricanes in the Gulf of Mexico and Atlantic Ocean, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products.  While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters.  In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations.  Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.  Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance.

In addition, hurricanes and other storms could result in the disruption of our operations and/or supply chain, including boat deliveries from manufacturers, or damage to our boat inventories and facilities as has been the case when Florida and other markets have been affected by hurricanes.  While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms such as damage from Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017.  We maintain insurance for property damage and business interruption, subject to deductibles.

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

We compete primarily with single-location boat dealers and, with respect to sales of marine parts, accessories, and equipment, with national specialty marine parts and accessories stores, online catalog retailers, sporting goods stores, and mass merchants.  Competition among boat dealers is based on the quality of available products, the price and value of the products, and attention to customer service.  There is significant competition both within markets we currently serve and in new markets that we may enter.  We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market.  In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing, and other resources.  Private sales of used boats represent an additional source of competition.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 53%, 55%, and 55% of our revenue during fiscal 2015, 2016, and 2017, respectively, could have a major impact on our operations.

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

Our operations are dependent upon key personnel and team members.

Our success depends, in large part, upon our ability to attract, train, and retain, qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers.  Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions.  Expanding our operations may require us to add additional executive personnel and team members in the future.  As a result of our decentralized operating strategy, we also rely on the management teams of our dealerships.  In addition, we likely will depend on the senior management of any significant businesses we acquire in the future.  The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.  Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics, and our reputation and relevance within the labor markets where we are located.

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

Furthermore, the Patient Protection and Affordable Care Act, increased our annual employee health care costs that we fund, and significantly increased our cost of compliance and compliance risk related to offering health care benefits.

Finally, new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business.  Adverse changes in labor policy could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and adversely affect our operating results.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in our operating results;
•	the thin trading volume and relatively small public float of our common stock;
•	our ability to continue to secure adequate levels of financing;
•	variations in same-store sales;
•	general economic, political, and market conditions;
•	changes in earnings estimates published by analysts;
•	changes in earnings estimates or management’s failure to provide earnings estimates;
•	the level and success of our acquisition program and new store openings;
•	the success of dealership integration;
•	relationships with manufacturers;
•	seasonality and weather conditions;
•	governmental policies and regulations;
•	the performance of the recreational boat industry in general; and
•	factors relating to suppliers and competitors.

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

The timing and amount of our share repurchases are subject to a number of uncertainties.

In August 2017, the Board of Directors approved a new stock repurchase plan authorizing the Company to purchase up to 2.0 million shares of its commons stock through September 30, 2019. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants.  The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

A substantial number of shares are eligible for future sale.

As of September 30, 2017, there were 21,887,579 shares of our common stock outstanding.  Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws.  Shares held by affiliates of our company, which generally include our directors, officers, and certain principal shareholders, are subject to the resale limitations of Rule 144.  Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2017, we have issued options to purchase approximately 5,006,549 shares of common stock and 1,606,890 restricted stock awards, net of forfeitures and expirations, under our incentive stock plans, and we issued 793,348 shares of common stock under our employee stock purchase plan.  We have filed a registration statement under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Due in part to the new U.S. Presidential administration, some are expecting substantial changes to United States trade and tax policies, including heightened import restrictions or tariffs. Restrictions could prevent or make it difficult for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.

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

Changes in the assumptions used to calculate our acquisition related contingent consideration liabilities could have a material adverse impact on our financial results.

Our recent acquisitions included contingent consideration liabilities relating to payments based on the future performance of the operations acquired. Under generally accepted accounting principles, we are required to estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments. Changes in business conditions or other events could materially change the projection of future earnings used in the fair value calculations of contingent consideration liabilities. We reassess the fair value quarterly, and increases or decreases based on the actual or expected future performance of the acquired operations will be recorded in our results of operations. These quarterly adjustments could have a material effect on our results of operations.

An impairment in the carrying value of long-lived assets and goodwill could negatively impact our financial results and net worth.

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable.  As of September 30, 2017, we have approximately $127 million of property and equipment, net of accumulated depreciation recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill is recorded at fair value at the time of acquisition and are not amortized, but reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. While we do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in a material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

Our business could be negatively affected by the actions of activist shareholders

Certain of our shareholders may from time to time advance shareholder proposals or otherwise attempt to effect changes or acquire control over our business. Such proposals or attempts are sometimes led by investors seeking to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.  Such an action focused on the short-term may be to the long-term detriment of our shareholders. If faced with actions by activist shareholders, we may not be able to respond effectively to such actions, which could be disruptive to our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida.  We also lease 39 of our retail locations under leases, many of which contain multi-year renewal options and some of which grant us a first right of refusal to purchase the property at fair value.  In most cases, we pay a fixed rent at negotiated rates.  In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance.  We own the property associated with 28 other retail locations we operate.  Additionally, we own five retail locations that are currently closed as noted below.  A store is considered one or more retail locations that are adjacent or operate as one entity.

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
San Diego	Third-party lease	700	Retail only	2011	San Diego Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Lauderdale	Third-party lease	2,400	Retail only	1977	Intracoastal Waterway
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	960	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,750	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor

Joppa(4)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Kent Island	Third-party lease	8,300	Retail only	2013	Kent Narrows
White Marsh(4)	Company owned	19,800	Retail and service	—	—
Massachusetts
Boston	Third-party lease	60,950	Retail, service, and storage; 65 wet slips	2016	Boston Harbor
Danvers	Third-party lease	32,000	Retail and service	2016	—
Hingham	Third-party lease	2,000	Retail only	2016	Weymouth Black River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Columbia	Third-party lease	7,200	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service, and storage; 82 wet slips	2017	Lake Wylie
Texas
Lake Conroe	Third-party lease	5,000	Retail only; 4 wet slips	2015	Lake Conroe

Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	1,050	Vacation Charters; 12 wet slips	2011	Maya Cove

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Initially a joint venture; full ownership acquired in February 2016.
(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2017, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low
2015
Fourth quarter	$19.92	$13.93
2016
First quarter	$20.05	$13.56
Second quarter	$20.50	$15.49
Third quarter	$22.03	$16.88
Fourth quarter	$22.05	$15.10
2017
First quarter	$23.50	$17.70
Second quarter	$23.65	$17.60
Third quarter	$20.02	$13.80
Fourth quarter (through November 30, 2017)	$22.05	$15.05

On November 30, 2017, the closing sale price of our common stock was $21.35 per share.  On November 30, 2017, there were approximately 100 record holders and approximately 8,700 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	544,380	$14.64	544,380	290,445
August 1, 2017 to August 31, 2017	1,650,899	$15.67	1,650,899	639,546
September 1, 2017 to September 30, 2017	276,151	$15.80	252,417	387,129
Total	2,471,430	$15.37	2,447,696	387,129

(1)

Certain purchases were made pursuant to the share repurchase program announced by the Company in February 2016. Under the terms of the program, the Company was authorized to purchase up to 1.25 million shares of its common stock until February 28, 2018. This program expired in August 2017 because the Company had repurchased the maximum number of shares permissible under the program. As a result, a new share repurchase program was announced by the Company in August 2017.  Under the terms of the new program, the Company is authorized to purchase up to 2.0 million shares of our common stock through September 30, 2019.

(2)

23,734 shares reported in September 2017 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2017 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2012.  The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

The following table contains certain financial and operating data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report.  The balance sheet and statement of operations data were derived from the consolidated financial statements and notes thereto that have been audited by KPMG LLP.  The financial data shown below should be read in conjunction with the consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Fiscal Year Ended September 30,
	2013	2014	2015	2016	2017
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$584,497	$624,692	$751,370	$942,050	$1,052,320
Cost of sales	433,644	462,872	566,603	716,022	787,005
Gross profit	150,853	161,820	184,767	226,028	265,315
Selling, general, and administrative expenses	132,505	146,433	159,435	185,776	220,026
Income from operations	18,348	15,387	25,332	40,252	45,289
Interest expense, net	4,218	4,024	4,454	5,462	7,481
Income before income tax provision (benefit)	14,130	11,363	20,878	34,790	37,808
Income tax provision (benefit)	(894)	91	(27,414)	12,208	14,261
Net income	$15,024	$11,272	$48,292	$22,582	$23,547
Net income per share:
Diluted	$0.63	$0.46	$1.92	$0.91	$0.95
Weighted average number of shares:
Diluted	24,003,728	24,655,262	25,102,289	24,820,847	24,678,800
Other Data (as of year-end):
Number of retail locations (1)	54	54	53	56	62
Sales per store (2) (4)	$12,757	$12,658	$15,320	$18,539	$18,364
Same-store sales growth (3) (4)	11%	6%	22%	22%	5%

	September 30,
	2013	2014	2015	2016	2017
Balance Sheet Data:
Working capital	$116,439	$126,126	$152,414	$159,232	$139,069
Total assets	381,902	402,681	467,622	546,688	639,990
Goodwill	802	802	802	9,947	25,942
Total shareholders' equity	221,812	239,295	283,645	312,473	302,198

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.
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

Overview

We are the largest recreational boat and yacht retailer in the United States with fiscal 2017 revenue in excess of $1 billion. Through our current 60 retail locations in 16 states (as of the filing of this Annual Report on 10-K), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power and sailing yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on 10-K, acquired 27 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed no acquisitions in the fiscal year ended September 30, 2015, three in the fiscal year ended September 30, 2016, and one acquisition in the fiscal year ending September 30, 2017.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 55%, and 55% of our revenue during fiscal 2015, 2016, and 2017, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time.  Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2017.  Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions.  With the exception of inventory of $7.6 million in the British Virgin Islands damaged as a result of Hurricane Irma, we do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. With respect to the inventory in the British Virgin Islands, given the damage from Hurricane Irma, we have estimated the net realizable value of the inventory as of September 30, 2017, however, we cannot be certain we have quantified the complete negative effects of the damage sustained, nor can we be certain that further damage will not be incurred upon the passage of time as repair work is performed. As of September 30, 2016 and September 30, 2017, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million and $1.8 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In April 2016 we purchased Russo Marine, a privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill. In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $25.9 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2017, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform the two-step goodwill impairment test.  The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations.  Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of September 30, 2017.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2017, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

In the fourth quarter of fiscal 2016, we reached the conclusion that it was appropriate to release the majority of our valuation allowance against our state net operating loss deferred tax assets due to our operating performance in fiscal 2016 being greater than projected at fiscal 2015 year end.  We considered forecasts of future operating results and the utilization of net operating losses within the statutory mandated carryforward periods and determined it was more likely than not that the majority of our state net operating loss deferred tax assets would be realized.  As a result of the release of a portion of our deferred tax asset valuation allowance, we recorded an approximately $1.1 million reduction in our income tax provision.  A portion of the valuation allowance was retained based on particular jurisdictions.  Specifically, the valuation allowance was retained for states with a shorter statutory carryforward periods and states where our economic presence, as defined by the jurisdiction’s tax laws, has been reduced.

During the fourth quarter of fiscal 2017, the Company recorded a net tax benefit of $1.8 million primarily pertaining to a worthless stock deduction.  The tax benefit of this deduction was primarily based on the write-off of the Company’s investment in its British Virgin Islands subsidiary for US tax purposes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.  While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products. We plan to adopt ASU 2014-09 in fiscal 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.  While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 may have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations.  We are currently evaluating the impact the adoption of ASU 2016-02 will have on our other consolidated financial statements.  Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet.  We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)”, (ASU “2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016.  We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which required us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption.  The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016.  This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal year 2016.  The recognition of excess tax benefits in our provision for income taxes rather than paid-in capital resulted in an income tax benefit of $257,000 for the fiscal year ended September 30, 2016.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” (“ASU 2017-04”).  This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements or internal control over financial reporting.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2015		2016		2017
	(Amounts in thousands)
Revenue	$751,370	100.0%	$942,050	100.0%	$1,052,320	100.0%
Cost of sales	566,603	75.4%	716,022	76.0%	787,005	74.8%
Gross profit	184,767	24.6%	226,028	24.0%	265,315	25.2%
Selling, general, and administrative expenses	159,435	21.2%	185,776	19.7%	220,026	20.9%
Income from operations	25,332	3.4%	40,252	4.3%	45,289	4.3%
Interest expense	4,454	0.6%	5,462	0.6%	7,481	0.7%
Income before income taxes	20,878	2.8%	34,790	3.7%	37,808	3.6%
Income tax provision (benefit)	(27,414)	-3.6%	12,208	1.3%	14,261	1.4%
Net income	$48,292	6.4%	$22,582	2.4%	$23,547	2.2%

Fiscal Year Ended September 30, 2017 Compared with Fiscal Year Ended September 30, 2016

Revenue.  Revenue increased $110.3 million, or 11.7%, to $1.052 billion for the fiscal year ended September 30, 2017 from $942.1 million for the fiscal year ended September 30, 2016.  Of this increase, $50.2 million was attributable to a 5% increase in comparable-store sales and an approximate $60.1 million net increase related to stores opened or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new boat sales and incremental increases in brokerage sales, storage services, finance and insurance products, service revenue, parts revenue, and charter rentals.  Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $39.3 million, or 17.4%, to $265.3 million for the fiscal year ended September 30, 2017 from $226.0 million for the fiscal year ended September 30, 2016.  Gross profit as a percentage of revenue increased to 25.2% for the fiscal year ended September 30, 2017 from 24.0% for the fiscal year ended September 30, 2016.  The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increased boat sales. Additionally, our higher margin service, parts and accessories products, storage, and charter services increased as a percentage of revenue, contributing to our overall margins increasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $34.3 million, or 18.4%, to $220.0 million for the fiscal year ended September 30, 2017 from $185.8 million for the fiscal year ended September 30, 2016. Selling, general, and administrative expenses for the fiscal year ended September 30, 2017 included $2.9 million of expenses as a result of losses from Hurricane Irma.  Excluding this item and making both years comparable, selling, general, and administrative expenses increased $31.4 million, or 16.9%, to $217.1 million and as a percentage of revenue increased to 20.6% for the fiscal year ended September 30, 2017 from 19.7% for the fiscal year ended September 30, 2016.  The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions.

Interest Expense. Interest expense increased $2.0 million, or 37.0%, to $7.5 million for the fiscal year ended September 30, 2017 from $5.5 million for the fiscal year ended September 30, 2016. Interest expense as a percentage of revenue increased to 0.7% for the fiscal year ended September 30, 2017 from 0.6% for the fiscal year ended September 30, 2016. The increase in interest expense was primarily the result of increased borrowings and increases in interest rates.

Income Taxes.  Income tax expense increased $2.1 million, or 16.8%, to $14.3 million for the fiscal year ended September 30, 2017 from $12.2 million for the fiscal year ended September 30, 2016. Our effective income tax rate was 37.7% for the fiscal year ended September 30, 2017, which included a net benefit of $1.8 million primarily pertaining to a worthless stock deduction. Our effective income tax rate was 35.1% for the fiscal year ended September 30, 2016, which included a deferred tax asset valuation allowance reversal of $1.1 million.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility.  Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility.  Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations.  As of September 30, 2017, we were in compliance with all covenants under the Amended Credit Facility.  We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs.  As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2017, 2016, and 2015, cash provided by operating activities approximated $4.7 million, $22.9 million, and $3.1 million, respectively. For the fiscal year ended September 30, 2017, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in accounts payable and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, and decreases in customer deposits. For the fiscal year ended September 30, 2016, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in customer deposits and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, decreases in accounts payable, and increases in accounts receivable. For the fiscal year ended September 30, 2015, cash provided by operating activities was primarily related to net income and an increase in accounts payable partially offset by an increase in inventory driven by the expansion of current and new brands and increases in accounts receivable.

For the fiscal years ended September 30, 2017, 2016, and 2015, cash used in investing activities was approximately $32.1 million, $29.7 million, and $3.8 million, respectively. For the fiscal year ended September 30, 2017, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities. For the fiscal year ended September 30, 2016, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities. For the fiscal year ended September 30, 2015, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and was partially offset by the proceeds from the sale of real estate.

For the fiscal years ended September 30, 2017, 2016 and 2015, cash provided by financing activities was approximately $30.7 million, $12.9 million, and $5.5 million, respectively. For the fiscal year ended September 30, 2017, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2016, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2015, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

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

As of September 30, 2017, our indebtedness associated with financing our inventory and working capital needs totaled approximately $254.2 million.  As of September 30, 2016 and 2017, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.7%, respectively.  As of September 30, 2017, our additional available borrowings under our Amended Credit Facility were approximately $52.8 million based upon the outstanding borrowing base availability.  The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

Except as specified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the attached condensed consolidated financial statements, we have no material commitments for capital for the next 12 months.  We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2017:

Year Ending September 30,	Short-Term Borrowings (1)	Other Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2018	$254,177	4,603	7,637	$266,417
2019	—	1,551	7,057	8,608
2020	—	1,351	7,069	8,420
2021	—	—	6,365	6,365
2022	—	—	5,264	5,264
Thereafter	—	—	34,069	34,069
Total	$254,177	$7,505	$67,461	$329,143

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates.  As of September 30, 2017, the interest rate on our short-term borrowings was approximately 4.7%.

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

Interest Rate Risk

As of September 30, 2017, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate.  Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings.  For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.5 million in annual pre-tax interest expense.  This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2017 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2017.

Our internal control over financial reporting as of September 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MarineMax, Inc.:

We have audited MarineMax, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MarineMax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MarineMax, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2016 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and our report dated December 6, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

December 6, 2017

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”).  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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

Third Amendment to Second Amended and Restated Inventory Financing Agreement and Second Amendment to [**********], executed on October 22, 2016, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc. and M&T Bank. (16)

10.21(p) †

Third Amended and Restated Inventory Financing Agreement, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Farco Commercial Distribution Finance LLC, Bank of the West, Inc., M&T Bank, and Branch Banking & Trust Company. (17)

10.21(q) †	Fourth Amended and Restated Program Terms Letter, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (17)
10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (18)
10.23	Director Fee Share Purchase Program (19)
10.24(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan, as amended (20)
10.24(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (21)
10.24(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (21)
10.25*	Severance Policy for Key Executives (22)
10.26†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (23)
10.26(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (23)
10.26(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (23)
10.26(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (23)
10.27†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.P.A. (23)
10.27(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (23)
10.27(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (23)
10.27(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (23)
10.27(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (23)
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2006.

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
(5)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-156358) as filed on June 7, 2017.
(6)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2015, as filed on February 4, 2016.
(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2016, as filed on August 3, 2016.
(16)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2016 as filed on February 2, 2017.
(17)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2017, as filed on July 25, 2017.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(19)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(20)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-177019) as filed on June 7, 2017.
(21)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(22)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(23)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ William H. McGill Jr.
William H. McGill Jr.
Chairman of the Board and Chief Executive Officer

Date: December 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ William H. McGill Jr.	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	December 6, 2017
William H. McGill Jr.

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	December 6, 2017
Michael H. McLamb

/s/ Evelyn Follit	Director
Evelyn Follit		December 6, 2017

/s/ Clint Moore	Director	December 6, 2017
Clint Moore

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	December 6, 2017

/s/ Charles R. Oglesby	Director	December 6, 2017
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 6, 2017
Joseph A. Watters

/s/ George E. Borst	Director	December 6, 2017
George E. Borst

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MarineMax, Inc.:

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarineMax, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MarineMax, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

December 6, 2017

Certified Public Accountants

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2016	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,585	$41,952
Accounts receivable, net	24,583	24,661
Inventories, net	321,978	401,301
Prepaid expenses and other current assets	5,965	5,842
Total current assets	391,111	473,756
Property and equipment, net	121,353	127,160
Goodwill and other long-term assets, net	13,149	30,305
Deferred tax assets, net	21,075	8,769
Total assets	$546,688	$639,990
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,597	$26,432
Customer deposits	30,129	21,032
Accrued expenses	25,603	33,046
Short-term borrowings	166,550	254,177
Total current liabilities	231,879	334,687
Long-term liabilities	2,336	3,105
Total liabilities	234,215	337,792
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2016 and 2017	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 25,977,632 and 26,314,066 shares issued and 24,285,616 and 21,887,579 shares outstanding as of September 30, 2016 and 2017, respectively	26	26
Additional paid-in capital	241,058	249,974
Retained earnings	103,212	126,759
Treasury stock, at cost, 1,692,016 and 4,426,487 shares held as of September 30, 2016 and 2017, respectively	(31,823)	(74,561)
Total shareholders' equity	312,473	302,198
Total liabilities and shareholders' equity	$546,688	$639,990

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2015	2016	2017
Revenue	$751,370	$942,050	$1,052,320
Cost of sales	566,603	716,022	787,005
Gross profit	184,767	226,028	265,315
Selling, general, and administrative expenses	159,435	185,776	220,026
Income from operations	25,332	40,252	45,289
Interest expense	4,454	5,462	7,481
Income before income tax provision (benefit)	20,878	34,790	37,808
Income tax provision (benefit)	(27,414)	12,208	14,261
Net income	$48,292	$22,582	$23,547
Basic net income per common share	$1.97	$0.93	0.98
Diluted net income per common share	$1.92	$0.91	$0.95
Weighted average number of common shares used in computing net income per common share:
Basic	24,466,243	24,203,947	23,966,611
Diluted	25,102,289	24,820,847	24,678,800

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2014	25,002,807	$25	$227,939	$27,141	$(15,810)	$239,295
Net income	—	—	—	48,292	—	48,292
Purchase of treasury stock	—	—	—	—	(10,482)	(10,482)
Shares issued pursuant to employee stock purchase plan	48,987	—	669	—	—	669
Shares issued upon vesting of equity awards, net of minimum tax withholding	3,340	—	—	—	—	-
Shares issued upon exercise of stock options	477,631	1	3,045	—	—	3,046
Stock-based compensation	30,229	—	3,018	—	—	3,018
Stock option tax benefit, net of shortfalls	—	—	(193)	—	—	(193)
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645
Net income	—	—	—	22,582	—	22,582
Adjustment to adopt ASU 2016-09	—	—	—	5,197	—	5,197
Purchase of treasury stock	—	—	—	—	(5,531)	(5,531)
Shares issued pursuant to employee stock purchase plan	68,495	—	823	—	—	823
Shares issued upon vesting of equity awards, net of minimum tax withholding	36,546	—	(362)	—	—	(362)
Shares issued upon exercise of stock options	272,510	—	1,878	—	—	1,878
Stock-based compensation	37,087	—	4,241	—	—	4,241
BALANCE, September 30, 2016	25,977,632	$26	$241,058	$103,212	$(31,823)	$312,473
Net income	—	—	—	23,547	—	23,547
Purchase of treasury stock	—	—	—	—	(42,738)	(42,738)
Shares issued pursuant to employee stock purchase plan	51,697	—	887	—	—	887
Shares issued upon vesting of equity awards, net of minimum tax withholding	56,539	—	(479)	—	—	(479)
Shares issued upon exercise of stock options	184,931	—	2,271	—	—	2,271
Stock-based compensation	43,267	—	6,237	—	—	6,237
BALANCE, September 30, 2017	26,314,066	$26	$249,974	$126,759	$(74,561)	$302,198

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,292	$22,582	$23,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,858	7,964	9,364
Deferred income tax provision (benefit)	(27,710)	11,639	12,306
(Gain) loss on sale of property and equipment and assets held for sale	(1,846)	51	306
Stock-based compensation expense, net	3,018	4,241	6,237
(Increase) Decrease in —
Accounts receivable, net	(5,927)	(5,436)	266
Inventories, net	(29,724)	(32,417)	(57,107)
Prepaid expenses and other assets	738	(1,517)	(1,710)
(Decrease) Increase in —
Accounts payable	5,687	(4,278)	16,835
Customer deposits	1,752	16,625	(9,341)
Accrued expenses and long-term liabilities	931	3,409	4,042
Net cash provided by operating activities	3,069	22,863	4,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,746)	(12,913)	(14,367)
Net cash used in acquisition of businesses	—	(17,062)	(18,725)
Proceeds from sale of property and equipment and assets held for sale	5,995	228	994
Net cash used in investing activities	(3,751)	(29,747)	(32,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	12,762	15,768	70,819
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	3,715	2,701	3,158
Contingent acquisition consideration payments	—	—	(150)
Payments on tax withholdings for equity awards	(541)	(80)	(369)
Purchase of treasury stock	(10,482)	(5,531)	(42,738)
Net cash provided by financing activities	5,454	12,858	30,720
NET INCREASE IN CASH AND CASH EQUIVALENTS:	4,772	5,974	3,367
CASH AND CASH EQUIVALENTS, beginning of period	27,839	32,611	38,585
CASH AND CASH EQUIVALENTS, end of period	$32,611	$38,585	$41,952
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$4,516	$6,002	$8,482
Income taxes	88	855	457
Non-cash items:
Exchange of note receivable for property and equipment	6,020	—	—
Real estate assets classified as held for sale	6,650	—	—
Held for sale assets classified as property and equipment	—	3,800	—
Accrued tax withholdings upon vesting of equity awards	—	282	392
Contingent consideration liabilities from acquisitions	—	3,307	3,720
Adjustment to retained earnings and deferred tax assets to adopt ASU 2016-09	—	5,197	—
Accrued acquisition of property and equipment	—	—	300
Exchange of equity interest for controlling interest	—	2,860	—

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of September 30, 2017, we operated through 62 retail locations in 17 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, and Texas.  Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 42% of our revenue in fiscal 2017.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 23% and 17%, respectively, of our revenue in fiscal 2017.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe we represented approximately 55% of Brunswick’s Sea Ray boat sales, during our fiscal 2017.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, Meridian, and Mercury Marine, all subsidiaries or divisions of Brunswick.  We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut Yachts.  These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products.  These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets.  We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets.  In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement.  Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2017.  We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 55%, and 55% of our revenue during fiscal 2015, 2016, and 2017, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. With the exception of inventory of $7.6 million in the British Virgin Islands damaged as a result of Hurricane Irma, we do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. With respect to the inventory in the British Virgin Islands, given the damage from Hurricane Irma, we have estimated the net realizable value of the inventory as of September 30, 2017, however, we cannot be certain we have quantified the complete negative effects of the damage sustained, nor can we be certain that further damage will not be incurred upon the passage of time as repair work is performed. As of September 30, 2016 and 2017, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.0 million and $1.8 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In April 2016 we purchased Russo Marine, a privately owned boat dealer in the Northeast United States with locations in Massachusetts and Rhode Island, resulting in the recording of $8.8 million in goodwill.   In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill.  In total, current and previous acquisitions have resulted in the recording of $25.9 million in goodwill.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350.  As of September 30, 2017, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies amongst our locations.  Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no further impairment of long-lived assets existed as of September 30, 2017.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pay any losses above the pre-determined exposure limits.  We estimate our liability for incurred but not reported losses using our historical loss experience, our judgment, and industry information.

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed.  We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes.  We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales.  We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.  Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2017, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.  We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity.  We determined the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2017, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2015	2016	2017
New boat sales	64.3%	68.5%	70.9%
Used boat sales	19.9%	17.5%	14.9%
Maintenance, repair, storage, and charter services	6.9%	6.0%	6.3%
Finance and insurance products	2.5%	2.5%	2.4%
Parts and accessories	4.1%	3.5%	3.6%
Brokerage sales	2.3%	2.0%	1.9%
Total revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations.  Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses.  Total advertising and promotional expenses approximated $10.5 million, $13.5 million, and $16.2 million, net of related co-op assistance of approximately $737,000, $730,000, and $779,000, for the fiscal years ended September 30, 2015, 2016, and 2017, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by us in the accompanying consolidated financial statements relate to valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, valuation of contingent consideration, and valuation of accruals.  Actual results could differ materially from those estimates.

Segment Reporting

We operate as one reporting segment in accordance with the FASB Accounting Standards Codification 280, “Segment Reporting”.  The metrics used by our Chief Executive Officer (as the Company’s chief operating decision maker or the “CODM”) to assess the performance of the Company are focused on viewing the business as a single integrated business.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.  While we are continuing to evaluate the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, parts and service operations, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products. We plan to adopt ASU 2014-09 in fiscal 2019.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.  While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 may have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations.  We are currently evaluating the impact the adoption of ASU 2016-02 will have on our other consolidated financial statements.  Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet.  We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)”, (ASU “2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees.  The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016.  We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 which required us to reflect any adjustments as of October 1, 2015, the beginning of the annual period that includes the interim period of adoption.  The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016.  This early adoption resulted in an approximately $5.2 million increase in deferred tax assets and retained earnings as of October 1, 2015, the beginning of fiscal year 2016.  The recognition of excess tax benefits in our provision for income taxes rather than paid-in capital resulted in an income tax benefit of $257,000 for the fiscal year ended September 30, 2016.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” (“ASU 2017-04”).  This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements or internal control over financial reporting.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2016 or 2017, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions.  When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net consisted of the following as of September 30,

	2016	2017
	(Amounts in thousands)
Trade receivables, net	$16,296	$15,860
Amounts due from manufacturers	7,386	8,192
Other receivables	901	609
	$24,583	$24,661

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2016	2017
	(Amounts in thousands)
New boats, motors, and trailers	$276,786	$357,957
Used boats, motors, and trailers	37,591	35,211
Parts, accessories, and other	7,601	8,133
	$321,978	$401,301

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2016	2017
	(Amounts in thousands)
Land	$50,568	$51,283
Buildings and improvements	93,175	100,284
Machinery and equipment	27,634	33,278
Furniture and fixtures	3,678	3,938
Vehicles	7,301	7,862
	182,356	196,645
Accumulated depreciation and amortization	(61,003)	(69,485)
	$121,353	$127,160

Depreciation and amortization expense on property and equipment totaled approximately $7.9 million, $8.0 million, and $9.4 million for the fiscal years ended September 30, 2015, 2016, and 2017, respectively.

7.  GOODWILL AND OTHER ASSETS:

In total, current and previous acquisitions have resulted in the recording of $9.9 million and $25.9 million in goodwill for the fiscal years ended September 30, 2016 and 2017, respectively.

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million.  The terms of the agreement specified that we were to operate and maintain the service business and that Brunswick was to operate and maintain the marina business.  Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”).  We accounted for our investment in Gulfport in accordance with FASB Accounting Standards Codification 323, “Investment – Equity Method and Joint Venture”. Accordingly, we adjusted the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operated. During February 2016, we acquired Brunswick’s interest in the Gulfport joint venture.  After the acquisition of Brunswick’s interest, we reported the complete operations of Gulfport in our consolidated balance sheet as of September 30, 2016 and 2017, and consolidated statement of operations for the remainder of fiscal year 2016 and fiscal year 2017 subsequent to the acquisition in accordance with FASB Accounting Standards Codification 805, “Business Combinations”.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $850,000 and $0 of certain real estate assets were classified as held for sale and were included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2016 and September 30, 2017, respectively.

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

As of September 30, 2016 and 2017, our indebtedness associated with financing our inventory and working capital needs totaled approximately $166.6 million and $254.2 million, respectively. As of September 30, 2016 and 2017, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.7%, respectively. As of September 30, 2017, our additional available borrowings under our Amended Credit Facility were approximately $52.8 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2017, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES:

The components of our provision (benefit) from income taxes consisted of the following for the fiscal years ended September 30,

	2015	2016	2017
	(Amounts in thousands)
Current provision:
Federal	$209	$496	$2,321
State	87	73	(366)
Total current provision	$296	$569	$1,955
Deferred provision (benefit):
Federal	(22,056)	11,691	10,190
State	(5,654)	(52)	2,116
Total deferred provision (benefit)	(27,710)	11,639	12,306
Total income tax provision (benefit)	$(27,414)	$12,208	$14,261

During the fourth quarter of fiscal 2017, the Company recorded a net tax benefit of $1.8 million primarily pertaining to a worthless stock deduction.  The tax benefit of this deduction was primarily based on the write-off of the Company’s investment in its British Virgin Islands subsidiary for US tax purposes.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2015	2016	2017
Federal tax provision (benefit)	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.2%	3.6%	4.4%
Worthless stock deduction	—	—	(4.8)%
Stock based compensation	0.4%	(0.5)%	0.2%
Valuation allowance	(171.5)%	(3.2)%	(0.1)%
Foreign rate differential	0.3%	0.5%	2.4%
Other	1.3%	(0.3)%	0.6%
Effective tax rate	(131.3)%	35.1%	37.7%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2016	2017
	(Amounts in thousands)
Deferred tax assets:
Inventories	$1,095	$1,028
Accrued expenses	919	521
Depreciation and amortization	1,497	—
Stock based compensation	3,566	4,121
Tax loss carryforwards	13,879	3,901
Other	573	593
Valuation allowance	(454)	(246)
Total Long-term deferred tax assets	21,075	9,918
Deferred tax liabilities:
Depreciation and amortization	—	(1,149)
Total long-term deferred tax liabilities	$—	$(1,149)
Net deferred tax assets	$21,075	$8,769

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2017, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

As of September 30, 2016, we had federal net operating loss (NOL) carryforwards for federal income tax purposes of $21.0 million that will begin to expire in 2031 which excludes benefits for share based payments of $14.6 million. As of September 30, 2017, we no longer had federal net operating loss (NOL) carryforwards for federal income tax purposes. State NOL carryforwards for state income tax purposes will expire at various dates through 2032.

Significant judgment is also required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

In the fourth quarter of fiscal 2017, the Company released a reserve for an uncertain tax position based on administrative practice in the applicable jurisdiction in the amount of $264,000 of which approximately $177,000 impacted the effective tax rate. As of September 30, 2016 and 2017, we had approximately $254,000 and $0, respectively, of gross unrecognized tax benefits, of which approximately $154,000 and $0, respectively, if recognized, would impact the effective tax rate before considering a change in valuation allowance.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2016 and 2017 is as follows:

	2016	2017
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$244	$254
Increases in tax positions for prior years	$10	$10
Decreases in tax positions for prior years	-	(264)
Unrecognized tax benefits at the end of the year	$254	$-

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of September 30, 2016 and 2017, interest and penalties represented approximately $130,000 and $0, respectively, of the gross unrecognized tax benefits.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to tax by both federal and state taxing authorities.  Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate.  We are no longer subject to U.S. Federal tax assessments for fiscal years prior to 2013, and we are not subject to assessments prior to the 2012 fiscal year for the majority of the State jurisdictions.

10.  SHAREHOLDERS’ EQUITY:

In August 2017, our Board of Directors approved a new share repurchase plan allowing our company to repurchase up to 2.0 million shares of our common stock through September 30, 2019.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions.  Through September 30, 2017 we had purchased an aggregate of 4,426,487 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $74.6 million.  As of September 30, 2017, approximately 387,129 shares remained available for future purchases under the share repurchase program.

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2015, 2016, and 2017 was approximately $3.7 million, $2.7 million, and $3.2 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

12. THE INCENTIVE STOCK PLANS:

During February 2017, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 2,200,456 share threshold by 1,000,000 shares to 3,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”).  Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property.  Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.  Subsequent to the February 2013 and the February 2017 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 3,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan.  The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan.  The date on which awards vest are determined by the Board of Directors or the Plan Administrator.  The Board of Directors has appointed the Compensation Committee as the Plan Administrator.  The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant.  The term of options under the 2011 Plan may not exceed ten years.  The options granted have varying vesting periods.  To date, we have not settled or been under any obligation to settle any awards in cash.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity from September 30, 2016 through September 30, 2017:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2016	732,103	1,451,102	$12,397	$12.33	6.0
Options authorized	1,000,000	—	—	—
Options granted	—	—	—	—
Options cancelled/forfeited/expired	58,667	(58,667)	—	23.00
Options exercised	—	(184,931)	—	12.28
Restricted stock awards granted	(358,342)	—	—	—
Restricted stock awards forfeited	8,000	—	—	—
Additional shares of stock issued	(53,867)	—	—	—
Balance as of September 30, 2017	1,386,561	1,207,504	$5,737	$11.81	5.3
Exercisable as of September 30, 2017		961,837	$5,566	$10.78	4.9

No options were granted during the fiscal year ended September 30, 2017. The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2015 and September 30, 2016 was $5.80 and $6.88, respectively.  The total intrinsic value of options exercised during the fiscal years ended September 30, 2015, 2016, and 2017 was approximately $8.5 million, $3.6 million, and $1.6 million, respectively.

As of September 30, 2016 and 2017, there were approximately $1.0 million and $0.2 million, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 0.1 years.  The total fair value of options vested during the fiscal years ended September 30, 2015, 2016, and 2017 was approximately $766,000, $163,000, and $2.5 million, respectively.

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

Below are the weighted-average assumptions used for the fiscal years ended September 30, 2015 and 2016. No options were granted for the fiscal year ended September 30, 2017.

	2015	2016
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.9%	1.0%
Volatility	47.4%	48.2%
Expected life	3.1 years	5.0 years

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2015	2016	2017
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.2%	0.7%
Volatility	36.1%	50.9%	40.9%
Expected life	Six months	Six months	Six months

As of September 30, 2017, we had issued 793,348 shares of common stock under our Stock Purchase Plan.

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

The following table summarizes restricted stock award activity from September 30, 2016 through September 30, 2017:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2016	330,905	$16.07
Changes during the period
Awards granted	358,342	$17.30
Awards vested	(74,704)	$17.90
Awards forfeited	(8,000)	$15.86
Non-vested balance as of September 30, 2017	606,543	$16.53

As of September 30, 2017, we had approximately $6.8 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.2 years.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2015	2016	2017
Weighted average common shares outstanding used in calculating basic income per share	24,466,243	24,203,947	23,966,611
Effect of dilutive options and non-vested restricted stock awards	636,046	616,900	712,189
Weighted average common and common equivalent shares used in calculating diluted income per share	25,102,289	24,820,847	24,678,800

During the fiscal years ended September 30, 2015, 2016, and 2017 there were 1,553,207, 140,521, and 18,526 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, wet slips, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $6.0 million, $7.1 million, and $8.3 million for the fiscal years ended September 30, 2015, 2016, and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2017, were as follows:

(Amounts in thousands)
2018	7,637
2019	7,057
2020	7,069
2021	6,365
2022	5,264
Thereafter	34,069
Total	$67,461

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal years ended September 30, 2015, 2016, and 2017, we incurred costs associated with store closings and lease terminations of approximately $581,000, $0, and $88,000, respectively.  These costs primarily related to the future minimum operating lease payments of the closed locations.  The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions.  The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during the fiscal years ended September 30, 2015, 2016, and 2017.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit for our insurance carriers in the amount of $1.1 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste.  We believe that we are in compliance with such regulations.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our facilities in Florida and the British Virgin Islands suffered damage from Hurricane Irma. In addition, our yacht charter fleet in the British Virgin Islands suffered inventory damage.  With the exception of the British Virgin Islands, the damage to these facilities resulted in only minor interruptions of sales and service activities at those facilities. We maintain insurance for property damage, inventory damage, and business interruption, subject to deductibles.  Total expenses as a result of damage caused by Hurricane Irma of approximately $2.9 million were recorded in selling, general, and administrative expenses in the consolidated statement of operations for the fiscal year ended September 30, 2017.  We cannot currently quantify the complete negative effects of inventory or property damage incurred, nor the potential amount of insurance proceeds we will receive as a result of damage to our facilities and inventory.

17.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age.  Under the Plan, we match 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $605,000, $713,000, and $765,000 for the fiscal years ended September 30, 2015, 2016, and 2017, respectively.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters.  The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
	(Amounts in thousands except share and per share data)
Revenue	$169,537	$199,566	$345,592	$227,355	$226,875	$245,018	$329,809	$250,618
Cost of sales	127,923	150,539	266,690	170,870	173,737	183,959	245,017	184,292
Gross profit	41,614	49,027	78,902	56,485	53,138	61,059	84,792	66,326
Selling, general, and administrative expenses	38,951	43,459	54,325	49,041	47,095	54,781	59,557	58,593
Income from operations	2,663	5,568	24,577	7,444	6,043	6,278	25,235	7,733
Interest expense	1,227	1,582	1,473	1,180	1,569	2,045	1,897	1,970
Income before income income tax provision	1,436	3,986	23,104	6,264	4,474	4,233	23,338	5,763
Income tax provision	748	1,497	9,285	678	1,831	1,484	9,094	1,852
Net income	$688	$2,489	$13,819	$5,586	$2,643	$2,749	$14,244	$3,911
Net income per share:
Diluted	$0.03	$0.10	$0.56	$0.22	$0.11	$0.11	0.57	0.17
Weighted average number of shares:
Diluted	24,742,330	24,758,826	24,770,980	25,010,193	24,923,125	25,116,359	25,095,398	23,591,854