Form 10-Q
period 2018-06-30
MARINEMAX INC
filed 2018-07-31
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 27, 2018 was 26,985,409.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Revenue	$329,809	$361,254	$801,702	$868,780
Cost of sales	245,017	270,567	602,713	649,551
Gross profit	84,792	90,687	198,989	219,229

Selling, general, and administrative expenses	59,557	64,089	161,433	172,994
Income from operations	25,235	26,598	37,556	46,235

Interest expense	1,897	2,499	5,511	7,881
Income before income tax provision	23,338	24,099	32,045	38,354

Income tax provision	9,094	6,723	12,409	10,582
Net income	$14,244	$17,376	$19,636	$27,772

Basic net income per common share	$0.59	$0.78	$0.81	$1.25

Diluted net income per common share	$0.57	$0.75	$0.78	$1.21

Weighted average number of common shares used in computing net income per common share:

Basic	24,336,777	22,399,079	24,293,512	22,185,736
Diluted	25,095,398	23,182,546	25,045,046	22,944,581

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,952	$62,108
Accounts receivable, net	24,661	42,683
Inventories, net	401,301	379,425
Prepaid expenses and other current assets	5,842	6,001
Total current assets	473,756	490,217

Property and equipment, net of accumulated depreciation of $69,485 and $76,669	127,160	130,684
Goodwill and other long-term assets, net	30,305	31,916
Deferred tax assets, net	8,769	3,095
Total assets	$639,990	$655,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,432	$20,773
Customer deposits	21,032	22,865
Accrued expenses	33,046	35,391
Short-term borrowings	254,177	232,764
Total current liabilities	334,687	311,793
Long-term liabilities	3,105	2,497
Total liabilities	337,792	314,290
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2017 and June 30, 2018	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 26,314,066 and 26,983,074 shares issued and 21,887,579 and 22,512,343 shares outstanding as of September 30, 2017 and June 30, 2018, respectively	26	27
Additional paid-in capital	249,974	262,320
Retained earnings	126,759	154,531
Treasury stock, at cost, 4,426,487 and 4,470,731 shares held as of September 30, 2017 and June 30, 2018, respectively	(74,561)	(75,256)
Total shareholders’ equity	302,198	341,622
Total liabilities and shareholders’ equity	$639,990	$655,912

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2017	26,314,066	$26	$249,974	$126,759	$(74,561)	$302,198
Net income	-	-	-	27,772	-	27,772
Purchase of treasury stock	-	-	-	-	(695)	(695)
Shares issued pursuant to employee stock purchase plan	67,187	1	950	-	-	951
Shares issued upon vesting of equity awards, net of minimum tax withholding	13,129	-	(118)	-	-	(118)
Shares issued upon exercise of stock options	581,364	-	6,653	-	-	6,653
Stock-based compensation	7,328	-	4,861	-	-	4,861
BALANCE, June 30, 2018	26,983,074	$27	$262,320	$154,531	$(75,256)	$341,622

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,636	$27,772
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,877	7,853
Deferred income tax provision	9,322	5,674
(Gain) loss on sale of property and equipment and assets held for sale	(62)	78
Gain on insurance settlements	—	(1,082)
Proceeds from insurance settlements	—	2,342
Stock-based compensation expense	4,600	4,861
(Increase) decrease in —
Accounts receivable, net	(16,769)	(19,833)
Inventories, net	(41,083)	24,386
Prepaid expenses and other assets	(1,413)	(417)
Increase (decrease) in —
Accounts payable	16,037	(5,686)
Customer deposits	(7,922)	1,794
Accrued expenses and long-term liabilities	5,098	4,636
Net cash (used in) provided by operating activities	(5,679)	52,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,354)	(10,839)
Proceeds from insurance settlements	—	685
Net cash used in acquisition of businesses, primarily property and equipment and inventory	(18,725)	(2,433)
Proceeds from sale of property and equipment and assets held for sale	946	168
Net cash used in investing activities	(30,133)	(12,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on short-term borrowings	58,284	(23,568)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	3,029	7,604
Contingent acquisition consideration payments	(150)	(3,026)
Payments on tax withholdings for equity awards	(87)	(118)
Purchase of treasury stock	(4,919)	(695)
Net cash provided by (used in) financing activities	56,157	(19,803)
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,345	20,156
CASH AND CASH EQUIVALENTS, beginning of period	38,585	41,952
CASH AND CASH EQUIVALENTS, end of period	$58,930	$62,108
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,211	$9,530
Income taxes	457	4,608
Non-cash items:
Contingent consideration liabilities from acquisitions	$3,720	$-

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power and sailing yachts in the British Virgin Islands.  As of June 30, 2018, we operated through 63 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

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

In June 2018 Brunswick announced it will discontinue Sea Ray sport yacht and yacht models. Sea Ray sport yacht and yacht models represented approximately 10% of our rolling 12-month revenue in the period ending June 30, 2018.  We believe our brand and product diversification should allow us to replace the Sea Ray sport yacht and yacht revenue.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2018, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2018, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and nine months ended June 30, 2018, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of June 30, 2018 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.  While we have not completed the implementation process, we currently do not believe the adoption of this standard will have a material impact on our unaudited condensed consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products. However, the timing of revenue recognition for certain parts and service operations will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. We currently anticipate adopting the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and if material a cumulative effect adjustment recognized as of the date of adoption. We plan to adopt ASU 2014-09 in fiscal 2019.

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

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed.  We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes.  We recognize income from the rentals of chartering power and sailing yachts on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales.  We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.  Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2018, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity. We determined the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2018, based upon our experience with terminations or defaults on the service contracts.

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  As of September 30, 2017 and June 30, 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2018.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2017 and June 30, 2018, we had a valuation allowance on our deferred tax assets of $246,000 and $299,000, respectively.

During the three months ended June 30, 2017 and 2018 we recognized an income tax provision of $9.1 million and $6.7 million, respectively. During the nine months ended June 30, 2017 and 2018 we recognized an income tax provision of $12.4 million and $10.6 million, respectively. The effective income tax rate for the three months ended June 30, 2017 and 2018 was 39.0% and 27.9%, respectively. The effective income tax rate for the nine months ended June 30, 2017 and 2018 was 38.7% and 27.6%, respectively.  Due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21% (among other changes), our deferred tax assets were re-measured as of December 31, 2017 resulting in an approximately $889,000 reduction in our beginning deferred tax assets and corresponding increase in our income tax provision for the nine months ended June 30, 2018. The final impact of the Tax Cuts and Jobs Act legislation may differ due to, among other things, changes in interpretations, our assumptions used, issuance of additional guidance, and actions we may take as a result of the new legislation.

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

As of June 30, 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $232.8 million. As of June 30, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.5% and 5.1%, respectively. As of June 30, 2018, our additional available borrowings under our Amended Credit Facility were approximately $36.2 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2018, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended June 30, 2017 and 2018, we recognized stock-based compensation expense of approximately $1.3 million and $1.7 million, respectively, and for the nine months ended June 30, 2017 and 2018, we recognized stock-based compensation expense of approximately $4.6 million and $4.9 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended June 30, 2017 and 2018, was approximately $1.0 million and $3.7 million, respectively, and for the nine months ended June 30, 2017 and 2018, was approximately $3.0 million and $7.6 million, respectively.  We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes activity from our incentive stock plans from September 30, 2017 through June 30, 2018:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2017	1,386,561	1,207,504	$5,737	$11.81	5.3
Options granted	(5,000)	5,000		18.95
Options cancelled/forfeited/expired	14,750	(14,750)	—	12.27
Options exercised	—	(581,364)	—	11.44
Restricted stock awards issued	(341,517)	—	—	—
Restricted stock awards forfeited	42,689	—	—	—
Additional shares of stock issued	(7,328)	—	—	—
Balance as of June 30, 2018	1,090,155	616,390	$4,159	$12.17	4.7

Exercisable as of June 30, 2018		613,056	$4,159	$12.21	4.7

The weighted average grant date fair value of options granted during the three months ended June 30, 2018 was $8.42. No options were granted for the nine months ended June 30, 2017. The total intrinsic value of options exercised during the nine months ended June 30, 2017 and 2018 was $1.6 and $6.2 million, respectively.

As of June 30, 2017 and 2018, there was approximately $268,000 and $26,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 0.3 years and 2.0 years, respectively. The total fair value of options vested during the nine months ended June 30, 2017 and 2018 was approximately $2.5 million and $1.3 million, respectively.

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

The follow are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Dividend yield	—	0.0%	—	0.0%
Risk-free interest rate	—	2.7%	—	2.7%
Volatility	—	45.4%	—	45.4%
Expected life	—	5.0 years	—	5.0 years

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.9%	0.7%	1.6%
Volatility	46.1%	48.8%	40.7%	49.9%
Expected life	Six months	Six months	Six months	Six months

As of June 30, 2018, we had issued 860,535 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2017 through June 30, 2018:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2017	606,543	$16.53
Changes during the period
Awards granted	341,517	$16.53
Awards vested	(19,162)	$19.18
Awards forfeited	(42,689)	$17.15
Non-vested balance as of June 30, 2018	886,209	$17.83

As of June 30, 2018, we had approximately $8.6 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.2 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Weighted average common shares outstanding used in calculating basic income per share	24,336,777	22,399,079	24,293,512	22,185,736
Effect of dilutive options and non-vested restricted stock awards	758,621	783,467	751,534	758,845
Weighted average common and common equivalent shares used in calculating diluted income per share	25,095,398	23,182,546	25,045,046	22,944,581

For the three months ended June 30, 2017 and 2018, there were 7,418 and 110 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the nine months ended June 30, 2017 and 2018, there were 18,084 and 1,193 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2018, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2016, one acquisition in the fiscal year ended September 30, 2017, and two acquisitions to date in fiscal 2018.

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

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time. Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of June 30, 2018. Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. With the exception of inventory of $7.6 million in the British Virgin Islands damaged as a result of Hurricane Irma as of September 30, 2017, we do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. With respect to the inventory in the British Virgin Islands, given the damage from Hurricane Irma, we have estimated the net realizable value of the inventory as of June 30, 2018, however, we cannot be certain that further damage will not be incurred upon the passage of time as repair work is performed. As of September 30, 2017 and June 30, 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $2.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $27.4 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2018, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform the two-step goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, which excludes fixed assets classified as held for sale which are recorded at fair value, we believe no impairment of long-lived assets existed as of June 30, 2018. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of June 30, 2018, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we have not completed the implementation process, we currently do not believe the adoption of this standard will have a material impact on our unaudited condensed consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, brokerage commissions, slip and storage services, charter rentals, and fee income generated from finance and insurance products. However, the timing of revenue recognition for certain parts and service operations will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. We currently anticipate adopting the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods and if material a cumulative effect adjustment recognized as of the date of adoption. We plan to adopt ASU 2014-09 in fiscal 2019.

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

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2018, with the three and nine months ended June 30, 2017 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Revenue.  Revenue increased $31.4 million, or 9.5%, to $361.2 million for the three months ended June 30, 2018, from $329.8 million for the three months ended June 30, 2017. Of this increase, $26.5 million was attributable to an 8.0% increase in comparable-store sales and a $4.9 million increase attributable to stores acquired or opened that were not eligible for inclusion in the comparable-store base. The increase in our store revenue was due primarily to increases in new boat sales.

Gross Profit.  Gross profit increased $5.9 million, or 7.0%, to $90.7 million for the three months ended June 30, 2018, from $84.8 million for the three months ended June 30, 2017. Gross profit as a percentage of revenue decreased to 25.1% for the three months ended June 30, 2018 from 25.7% for the three months ended June 30, 2017. The decrease in gross profit as a percentage of revenue was primarily the result of the significant mix shift in our revenue to new boat sales. The increase in boat sales relative to our overall revenue caused some of our higher margin brokerage, finance and insurance, and parts and accessories products, to decrease as a percentage of revenue, contributing to our overall margins decreasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $4.5 million, or 7.6%, to $64.1 million for the three months ended June 30, 2018, from $59.6 million for the three months ended June 30, 2017. Selling, general, and administrative expenses as a percentage of revenue decreased to 17.7% for the three months ended June 30, 2018 from 18.1% for the three months June 30, 2017. The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new boat sales, increased compensation due to improved performance, a $1.2 million increase in non-recurring unusual costs, and increased health care costs due to rising claims. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by increased efficiencies and operating leverage in the business.

Interest Expense.  Interest expense increased $602,000, or 31.7%, to $2.5 million for the three months ended June 30, 2018 from $1.9 million for the three months ended June 30, 2017. Interest expense as a percentage of revenue increased to 0.7% for the three months ended June 30, 2018 from 0.6% for the three months ended June 30, 2017. The increase in interest expense was primarily the result of increases in interest rates.

Income Taxes.  Income tax expense decreased $2.4 million, or 26.1%, to $6.7 million for the three months ended June 30, 2018 from $9.1 million for the three months ended June 30, 2017. Our effective income tax rate decreased to 27.9% for the three months ended June 30, 2018 from 39.0% for three months ended June 30, 2017. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%.

Nine Months Ended June 30, 2018 Compared with Nine Months Ended June 30, 2017

Revenue.  Revenue increased $67.1 million, or 8.3%, to $868.8 million for the nine months ended June 30, 2018, from $801.7 million for the nine months ended June 30, 2017.  Of this increase, $46.4 million was attributable to a 5.8% increase in comparable-store sales and $20.7 million was attributable to stores acquired or opened that were not eligible for inclusion in the comparable-store base. The increase in our store revenue was due primarily to increases in new and used boat sales and our higher margin finance and insurance products, service, and storage services, which expanded as a percentage of our revenue.

Gross Profit.  Gross profit increased $20.2 million, or 10.2%, to $219.2 million for the nine months ended June 30, 2018, from $199.0 million for the nine months ended June 30, 2017.  Gross profit as a percentage of revenue increased to 25.2% for the nine months ended June 30, 2018 from 24.8% for the nine months ended June 30, 2017. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increases in new and used boat sales.  Additionally, our higher margin finance and insurance products, service, and storage services increased as a percentage of revenue, contributing to our overall margins increasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $11.6 million, or 7.2%, to $173.0 million for the nine months ended June 30, 2018, from $161.4 million for the nine months ended June 30, 2017.  Selling, general, and administrative expenses as a percentage of revenue decreased to 19.9% for the nine months ended June 30, 2018 from 20.1% for the nine months June 30, 2017.  The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new boat sales, increased compensation due to improved performance, a $1.2 million increase in non-recurring unusual costs, and increased health care costs due to rising claims. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by increased efficiencies and operating leverage in the business.

Interest Expense.  Interest expense increased $2.4 million, or 43.0%, to $7.9 million for the nine months ended June 30, 2018 from $5.5 million for the nine months ended June 30, 2017.  Interest expense as a percentage of revenue increased to 0.9% for the nine months ended June 30, 2018 from 0.7% for the nine months ended June 30, 2017.  The increase in interest expense was primarily the result of increases in interest rates.

Income Taxes.  Income tax expense decreased $1.8 million, or 14.7%, to $10.6 million for the nine months ended June 30, 2018 from $12.4 million for the nine months ended June 30, 2017. Our effective income tax rate decreased to 27.6% for the nine months ended June 30, 2018 from 38.7% for nine months ended June 30, 2017. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%, and the utilization of Hurricane Irma and Hurricane Harvey Employee Retention Credits, partially offset by the re-measurement of our beginning deferred tax assets and liabilities which resulted in an additional charge to income tax expense for the period of $889,000.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2018, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2018, cash provided by operating activities was approximately $52.3 million, and for the nine months ended June 30, 2017, cash used in operating activities was approximately $5.7 million.  For the nine months ended June 30, 2018, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, decreases in inventory driven by inventory optimization efforts, insurance proceeds received as a result of Hurricane Irma, and increases in customer deposits and accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable and decreases in accounts payable. For the nine months ended June 30, 2017, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in accounts receivable, and decreases in customer deposits, partially offset by increases in accounts payable and accrued expenses, as well as our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, along with stock-based compensation expense.

For the nine months ended June 30, 2018 and 2017, cash used in investing activities was approximately $12.4 million and $30.1 million, respectively. For the nine months ended June 30, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase inventory and property and equipment associated with business acquisitions, and make capital improvements as a result of Hurricane Irma. For the nine months ended June 30, 2017, cash used in investing activities was primarily used to purchase inventory and property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities.

For the nine months ended June 30, 2018, cash used in financing activities was approximately $19.8 million, and for the nine months ended June 30, 2017, cash provided by financing activities was approximately $56.2 million.  For the nine months ended June 30, 2018, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, contingent consideration payments from acquisitions, and repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans. For the nine months ended June 30, 2017, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

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

As of June 30, 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $232.8 million. As of June 30, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.5% and 5.1%, respectively. As of June 30, 2018, our additional available borrowings under our Amended Credit Facility were approximately $36.2 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2018, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2018 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2018, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017.

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

There have been recent changes, and future, additional changes may occur, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, or trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.  Many of these challenges are present in China, a market from which we purchase products. In particular, currently proposed tariffs could affect our Chinese suppliers.  While such tariffs may be delayed or cancelled before coming into effect and we have taken steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

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

•        the effects of issued or threatened government sanctions, tariffs and duties, trade barriers or economic restrictions, including the tariffs recently proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

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

MARINEMAX, INC.

July 31, 2018	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)