Form 10-K
period 2018-09-30
MARINEMAX INC
filed 2018-11-29
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.450 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant (21,154,772 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $411,460,315.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 26, 2018, there were outstanding 27,282,316 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2018

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2019 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; and our belief that our retailing strategies are aligned with the desires of consumers.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat and yacht retailer in the United States.  Through 63 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services; and we operate a yacht charter business in the British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2018. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 12% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our fiscal 2018.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in most of our geographic markets.  We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States.  Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2018.  Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page four.

We commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 28 additional previously independent recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2018 was approximately $203,000, a slight increase from approximately $195,000 in fiscal 2017, compared with the industry average selling price for calendar 2017 of approximately $48,000 based on industry data published by the National Marine Manufacturers Association.  Our stores that operated at least 12 months averaged approximately $19.9 million in annual sales in fiscal 2018.  We consider a store to be one or more retail locations that are adjacent or operate as one entity.  Our same-store sales increased 22% in fiscal 2016, increased 5% in fiscal 2017 and increased 10% in fiscal 2018.

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

The U.S. recreational boating industry generated approximately $39.0 billion in retail sales in calendar 2017, which is down slightly from the peak of $39.5 billion in calendar 2006. Total powerboats sold in calendar 2017 were approximately 199,100 units as compared to 298,100 units sold in calendar 2006.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $29.8 billion of these sales in 2017 based on industry data from the National Marine Manufacturers Association.  The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Strategy

Our goal is to enhance our position as the nation’s leading recreational boat and yacht retailer.  Key elements of our operating and growth strategy include the following:

•

emphasizing customer satisfaction and loyalty by creating an overall enjoyable boating experience, beginning with a hassle-free purchase process, superior products, customer training, superior customer service, Company-led events called Getaways!®, and premier facilities;

•	achieving efficiencies and synergies among our operations to enhance internal growth and profitability;
•	promoting national brand name recognition and the MarineMax connection;
•	offering additional marine products and services, including those with higher profit margins;
•	expanding our Internet marketing;
•

pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies, as well as pursuing contract manufacturing or vertical integration strategies as opportunities arise;

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

Development of the Company; Expansion of Business

MarineMax was founded in January 1998.  MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998.  Since the initial acquisitions in March 1998, we have acquired 28 additional recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations.  Acquired dealers operate under the MarineMax name.

We continually attempt to enhance our business by providing a full range of services, offering extensive and high-quality product lines, maintaining prime retail locations, pursuing the MarineMax One Price hassle-free sales approach, and emphasizing a high level of customer service and satisfaction.

We also from time to time evaluate opportunities to expand our operations by potentially acquiring recreational boat dealers to expand our geographic scope, expanding our product lines, opening new retail locations within or outside our existing territories, and offering new products and services for our customers and by potentially acquiring companies to pursue contract manufacturing or vertical integration strategies.

Acquisitions of additional recreational boat dealers represent an important strategy in our goal to enhance our position as the nation’s largest retailer of recreational boats.  The following table sets forth information regarding the businesses that we have acquired and their geographic regions.

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc. (5)	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island, Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.
(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Initially a joint venture; full ownership acquired in February 2016.

(5)	We subsequently sold the operations of Seaside Marine, Inc.

Apart from acquisitions, we have opened 34 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 65 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of four during the last three fiscal years.

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

Product Line	Fiscal Year	Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, Dallas, Texas
Hatteras Yachts	1999	Florida
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut & Atlantis	2006	Northeast United States from Maryland to Maine
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida, Georgia, Minnesota, and Missouri,
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), Wrightsville, North Carolina (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, Brevard and Jacksonville, Florida, the Florida panhandle, West Central Florida, New Jersey, New York, North Carolina, Ohio, Rhode Island, and Texas
Scarab Jet Boats	2013	All geographic regions in which we operate
Atlantis	2013	Florida
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Sea Pro	2016-2017	Florida (2016), North Carolina (2017), and South Carolina (2017)
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018	South Carolina
NauticStar	2018	Panama City, Florida, Oklahoma, Missouri, Minnesota, North Carolina and South Carolina
Tigé	2018	Orlando, Florida, Oklahoma, and Georgia

We add brands with the intent to either offer a migration path for our existing customer base or fill a gap in our product offerings.  As a result, we believe that new brands we offer are generally complementary and do not negatively impact the business generated from our other prominent brands.  We also discontinue offering product lines from time to time, primarily based upon customer preferences.

During the nine-year period from the commencement of our operations through our fiscal year ended September 30, 2007, our revenue increased from $291.0 million to approaching $1.2 billion.  Our revenue and net income increased in seven of those nine years over the prior year revenue and net income.  This period was marked by an increase in retail locations from 41 on September 30, 1998 to 88 on September 30, 2007, resulting from acquisitions and opening new stores in existing territories.

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions.  The substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increased fuel prices, reduction of credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009, including significant net losses, followed by pre-tax losses in the fiscal years ended September 30, 2010 and 2011.  We returned to profitability in fiscal 2012 and have continued to be profitable through fiscal 2018.

As industry conditions continue to recover, we strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth. As noted in the earlier table, we have capitalized on a number of brand expansion opportunities in the markets in which we operate.  We believe our expanded product offerings have strengthened our same-store sales growth. We plan to further expand our business through both acquisitions in new territories and new store openings in existing territories.  In addition, we plan to continue to expand our other traditional services, including conducting used boat sales at our retail locations, at offsite locations, and on the Internet; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations, and through our print catalog; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon economic and industry conditions.

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

Our website is located at www.MarineMax.com.  Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site, located at http://www.sec.gov, that contains reports, proxy and information statements and other information regarding the Registrant and other issuers that file electronically with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE.  These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.  Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE on March 8, 2018.

Business

General

We are the largest recreational boat and yacht retailer in the United States.  Through 63 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also offer the charter of power catamarans in the British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation, or Brunswick.  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2018. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 12% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our fiscal 2018.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2018. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

We also are involved in other boating-related activities.  We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, and through our print catalog; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance, or F&I, products at our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and we conduct a yacht charter business in which we offer customers the opportunity to charter third-party and Company owned power yachts in exotic locations.

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $39.0 billion in retail sales in calendar 2017, which is down slightly from the peak of $39.5 billion in calendar 2006. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $29.8 billion of such sales in calendar 2017. Total powerboats sold in calendar 2017 were approximately 199,100 units as compared to 298,100 units sold in calendar 2006. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

Emphasizing Customer Satisfaction and Loyalty.   We seek to achieve a high level of customer satisfaction and establish long-term customer loyalty by creating an overall enjoyable boating experience beginning with a hassle-free purchase process.  We seek to further enhance and simplify the purchase process by helping to arrange financing and insurance at our retail locations with competitive terms and streamlined turnaround.  We offer the customer a thorough in-water orientation of boat operations where available, as well as ongoing boat safety, maintenance, and use seminars and demonstrations for the customer’s entire family.  We also continue our customer service after the sale by leading and sponsoring MarineMax Getaways!® group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events to provide our customers with pre-arranged opportunities to enjoy the pleasures of the boating lifestyle.  We also endeavor to provide superior maintenance and repair services, often through mobile service at the customer’s wet slip and with extended service department hours and emergency service availability, that minimize the hassles of boat maintenance.

Achieving Operating Efficiencies and Synergies.   We strive to increase the operating efficiencies of and achieve certain synergies among our dealerships in order to enhance internal growth and profitability.  We centralize various aspects of certain administrative functions at the corporate level, such as accounting, finance, insurance coverage, employee benefits, marketing, strategic planning, legal support, purchasing and distribution, management information systems and cybersecurity.  Centralization of these functions reduces duplicative expenses and permits the dealerships to benefit from a level of scale and expertise that would otherwise be unavailable to each dealership individually.  We also seek to realize cost savings from reduced inventory carrying costs as a result of purchasing boat inventories on a national level and directing boats to dealership locations that can more readily sell such boats; lower financing costs through our credit sources; and volume purchase discounts and rebates for certain marine products, supplies, and advertising.  The ability of our retail locations to offer the complementary services of our other retail locations, such as offering customers MarineMax Getaways!® excursions, providing maintenance and repair services at the customer’s boat location, and giving access to broader inventory selections, increases the competitiveness of each retail location.  By centralizing these types of activities, our general managers have more time to focus on the customer and the development of their teams.

Promoting Brand Name Recognition and the MarineMax Connection.  We are promoting our brand name recognition to take advantage of our status as the nation’s largest recreational boat and yacht retailer.  This strategy also recognizes that many existing and potential customers who reside in Northern markets and vacation for substantial periods in Southern markets will likely prefer to purchase and service their boats from the same well-known company.  We refer to this strategy as the “MarineMax Connection.” As a result, our signage emphasizes the MarineMax name at each of our locations, and we conduct national advertising in various print and other media.

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

Pursuing Strategic Acquisitions.  One of our strategies is to capitalize upon the significant consolidation opportunities available in the highly fragmented recreational boat dealer industry by acquiring independent dealers and improving their performance and profitability through the implementation of our operating strategies.  The primary acquisition focus is on well-established, high-end recreational boat dealers in geographic markets not currently served by us, particularly geographic markets with strong boating demographics, such as areas within the coastal states and the Great Lakes region.  We also may seek to acquire boat dealers that, while located in attractive geographic markets, have not been able to realize favorable market share or profitability and that can benefit substantially from our systems and operating strategies.  We may expand our range of product lines, service offerings, and market penetration by acquiring companies that distribute recreational boat product lines or boating-related services different from those we currently offer. Also, we may consider contract manufacturing or vertical integration strategies as opportunities arise. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations.  We believe we are regarded as an attractive acquirer by boat dealers because of: (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired dealer to continue their involvement in dealership operations; (3) the ability of management and employees of an acquired dealer to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired dealers through the receipt of common stock or cash. We have entered into an agreement regarding acquisitions with the Sea Ray Division of Brunswick.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement, as further described in “Business — Brunswick Agreement Relating to Acquisitions.”

Opening New Facilities.  We will continue to establish additional retail facilities in our existing and new markets subject to conditions.  We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 34 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998.  We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant.  Based on these factors since March 1998, we have closed 65 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of four during the last three fiscal years.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2018. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018. We believe our sales represented approximately 12% of all Brunswick marine sales, including approximately 42% of its Sea Ray boat sales, during our fiscal 2018.  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2018. During fiscal 2018, new boat sales accounted for approximately 71.2% or $839 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2018 average new boat sales price of approximately $203,000 a slight increase from approximately $195,000 in fiscal 2017, compared with an estimated industry average selling price for calendar 2017 of approximately $48,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$600,000 to $12,000,000+
Hatteras Motor Yachts	60’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	70’ to 155’+	3,500,000 to 35,000,000+
Convertibles
Hatteras Convertibles	45’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 65’	25,000 to 3,500,000+
Atlantis	43’ to 50’	450,000 to 2,300,000+
Aquila	36’ to 48’	480,000 to 1,200,000
Galeon	30’ to 78’	400,000 to 3,600,000
NauticStar	19’ to 28’	25,000 to 125,000
Pontoon Boats
Harris	16’ to 27’	15,000 to 150,000
Crest	19’ to 25’	20,000 to 150,000
Bennington	17’ to 25’	20,000 to 150,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,000,000
Grady White	18’ to 45’	40,000 to 1,000,000
Scout	17’ to 53’	20,000 to 1,750,000
Sailfish	19’ to 32’	35,000 to 300,000
Sea Pro	17’ to 24’	30,000 to 120,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	70,000 to 190,000
Tigé	20’ to 23’	70,000 to 160,000
Mastercraft	20’ to 26’	70,000 to 190,000
Jet Boats
Scarab	16’ to 26’	20,000 to 80,000
Yamaha Jet Boats	19’ to 24’	30,000 to 75,000

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

Pleasure Boats.  Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines.  We believe Atlantis sport cruisers offer a unique-on-the-water experience with the Azimut expertise expressed in a design concept that merges sportiness with the comfort and relative ease of navigation. Galeon specializes in luxury yacht and motor boats with over thirty years of experience. Galeon is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, unparalleled attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. We believe NauticStar provides sport deck boats that combine comfort, features, economy, and versatility that make NauticStar a popular choice among experienced boaters.

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

Fishing Boats.  The fishing boats we offer, such as Boston Whaler, Grady-White, Scout, Sailfish, and Sea Pro, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability.  The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

Ski Boats.  The ski boats we offer are Nautique by Correct Craft, Tigé, and Mastercraft, which range from entry level models to advanced models and all of which are designed to achieve an ultimate wake for increased skiing, surfing, and wakeboarding performance and safety.  With a variety of designs and options, Nautique, Tigé, and Mastercraft ski boats appeal to the competitive and recreational user alike.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2018, used boat sales accounted for 14.8% or approximately $174 million of our revenue, and 56.7% of the used boats we sold were Brunswick models.

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

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

We offer marine engines and equipment, predominantly manufactured by Mercury Marine, a division of Brunswick, and Yamaha.  We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers.  Mercury Marine and Yamaha have introduced various new engine models that are designed to reduce engine emissions to comply with current Environmental Protection Agency requirements.  See “Business — Environmental and Other Regulatory Issues.” Industry leaders, Mercury Marine and Yamaha, specialize in state-of-the-art marine propulsion systems and accessories.  Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers.” This designation is generally awarded based on meeting certain standards and qualifications.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.6% or $42 million of our fiscal 2018 revenue.

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

Maintenance, repair, and storage services accounted for approximately 5.9% or $69 million of our revenue during fiscal 2018 of which, approximately 3.8% or $45 million related to repair services, approximately 0.9% or $10 million related to parts and accessories for repairs, and approximately 1.2% or $14 million related to income from storage service rentals.  This includes warranty and non-warranty services.

F&I Products

At each of our retail locations and at various offsite locations where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders.  These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract.  This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 0 to 180 days.  To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

During fiscal 2018, fee income generated from F&I products accounted for approximately 2.4% or $29 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them on various Internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs.  During fiscal 2018, brokerage sales commissions accounted for approximately 1.8% or $21 million of our revenue.

Our brokerage customers generally receive the same high level of customer service as our new and used boat customers.  Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat.  Our maintenance and repair services, including mobile service, also are generally available to our brokerage customers.  The purchaser of a boat brokered through us also can take advantage of MarineMax Getaways!® weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars.  We believe that the array of services we offer are unique in the brokerage business.

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter power yachts in exotic destinations, starting with our initial location in the British Virgin Islands (BVI).  In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of several years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us.  The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the terms of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

In addition to the specific business we launched in the BVI, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. During fiscal 2018, the income from rentals of chartering power yachts and yacht charter fees, accounted for approximately 0.3% or $3 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. We maintain insurance for inventory damage, subject to deductibles. The yacht charter fleet resumed charters during fiscal 2018 on a limited basis as damage was repaired, and we expect the yacht charter fleet to return to full operations in 2019.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 63 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, maintenance and repair facilities, and at certain retail locations boat storage services, including in-water slip storage and inside and outside land storage.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier and Wilmington River in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks and Table Rock Lake in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Great South Bay, the Hudson River, and Huntington Harbor in New York; Town River and Weymouth Black River in Massachusetts; Masonboro Inlet in North Carolina; Lake Wylie in South Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor and Greenwich Bay in Rhode Island; and Clear Lake and Lake Lewisville in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our yachts and boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

Operations

Dealership Operations and Management

We have adopted a generally decentralized approach to the operational management of our dealerships.  While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations.  Each retail location is managed by a general manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a regional president or district president, who generally has responsibility for the retail locations within a specified geographic region.  Typically, each retail location also has a staff consisting of an F&I manager, a parts manager, a service manager, sales representatives, maintenance and repair technicians, and various support personnel.

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

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating lifestyle.  We believe that the critical elements of our sales philosophy include our appealing retail locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boating, and providing our customers with opportunities for boating through our MarineMax Getaways!®.  We strive to provide superior customer service and support before, during, and after the sale. Our team and customers are United by Water®.

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

The brands we offer are diverse in size and use and are spread across our customer activities of leisure, fishing, watersports, luxury, and vacations.  We believe the transformative qualities of the water should be shared by everyone, so we created our boat lineup accordingly. Our promise gives our brands meaning and reason to exist next to one another on our showroom floor.

We sell our boats at posted MarineMax “One Price” that generally represent a discount from the manufacturer’s suggested retail price.  Our sales approach focuses on customer service by minimizing customer anxiety associated with price negotiation.

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

We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boating safety, the use and operation of boats, and product demonstrations.  Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat.  To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways!® group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the pleasures of the boating lifestyle.  Each Company-sponsored event, planned and led by a Company employee, also provides a favorable medium for acclimating new customers to boating, sharing exciting boating destinations, creating friendships with other boaters, and enabling us to promote new product offerings to boating enthusiasts.

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

We purchase new boats and other marine-related products from Brunswick, which is a world leading manufacturer of marine products, including Sea Ray, Boston Whaler, Harris, and Mercury Marine.  We also purchase new boats and other marine related products from other manufacturers, including but not limited to, Azimut, Hatteras, Grady-White, Galeon, Nautique, Scout, Sailfish, and Aquila.  In fiscal 2018, sales of new Brunswick and Azimut boats and yachts accounted for approximately 40% and 11% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2018.  We believe our Sea Ray boat purchases represented approximately 42% of Sea Ray’s new boat sales, and approximately 12% of all Brunswick marine product sales during fiscal 2018.

In June 2018, Brunswick announced it would be discontinuing its Sea Ray sport yacht and yacht models, resulting in the wind down of yacht production in the third calendar quarter of 2018. Sea Ray sport yacht and yacht models represented approximately 10% of revenue during fiscal year 2018.  We believe our brand and product diversification should allow us to replace the Sea Ray sport yacht and yacht revenue.

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

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition‒Customer Payments and Incentives” (“ASC 605-50”).  ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses. Accounting for consideration received is not expected to materially change with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in fiscal 2019.

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The Amended Credit Facility provides a floor plan financing commitment of up to $400 million.  The Amended Credit Facility matures in October 2021 and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants.  The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  As of September 30, 2018, we were in compliance with all the covenants under the Amended Credit Facility.

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

The collateral for the Amended Credit Facility is primarily the Company’s inventory that is financed through the amended Credit Facility and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Facility. The Amended Credit Facility contemplates that other lenders may be added by the Company to finance other inventory not financed under this Facility.

As of September 30, 2018, we owed $212.9 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 5.5% as of September 30, 2018, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $71.6 million, based upon the outstanding borrowing base availability.  We have no indebtedness associated with our real estate holdings.

Management Information System

We believe that our management information system, which is utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company.  The system integrates each level of operations on a Company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, and sales management.  The system enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory.  The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of a particular boat Company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats.  Company representatives also utilize the system to assist in arranging financing and insurance packages. We mitigate cybersecurity risks by employing a number of measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans.

Brunswick Agreement Relating to Acquisitions

We and the Sea Ray Division of Brunswick are parties to an agreement that provides a process for the acquisition of additional Sea Ray boat dealers that we elect to acquire.  The agreement extends through August 31, 2020, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement provides for us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration of adjacent or other dealers and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Employees

As of September 30, 2018, we had 1,573 employees, 1,466 of whom were in store-level operations and 107 of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!®,” “MarineMax Care,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “Boating Gear Center Powered by MarineMax,” “MarineMax Vacations,” “United by Water,” “Women on Water,” “MarineMax Maximizing Your Enjoyment on the Water,” “Myboat.com,” “Nukleus,” and “Max Makeover.” We have registered the name “MarineMax” in the European Union, China, Australia, Brazil, India, and Cuba; “MarineMax Maximizing Your Enjoyment on the Water” in the European Union, Cuba, India, and Australia; and “United by Water” in the European Union, China, Australia, India, and Cuba. We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” “United by Water,” “The Water Gene,” “MyBoat.com,” and “Nukleus.” We have various trade name and trademark applications outside of the United States for various marks, specifically “Nukleus” in India, and “United by Water” in Brazil.  There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2018, the average revenue for the quarters ended December 31, March 31, June 30, and September 30 represented approximately 20%, 22%, 33%, and 25%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines.  The majority of the outboard marine engines we sell are manufactured by Mercury Marine.  Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels.  Any increased costs of producing engines resulting from EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 29, 2018:

Name	Age	Position
William H. McGill Jr.	74	Executive Chairman of the Board, and Director
William Brett McGill	50	Chief Executive Officer and President
Michael H. McLamb	53	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	55	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	49	Vice President and Chief Accounting Officer

William H. McGill Jr. has served as the Executive Chairman of the Board since October 2018. Mr. McGill served as Chief Executive Officer of our company from January 23, 1998 to September 30, 2018 and as the Chairman of the Board and as a director of our company since March 6, 1998.  Mr. McGill served as the President of our company from January 23, 1988 until September 8, 2000 and re-assumed the position from July 1, 2002 to October 1, 2017.  Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us in 1998. In December 2016, Mr. McGill joined the Board of Directors of Joi Scientific, Inc., an energy company with which we have a licensing agreement.

William Brett McGill has served as Chief Executive Officer since October 2018, and as President since October 2017. Mr. McGill served as President and Chief Operating Officer of our company from October 2017 to October 2018. Mr. McGill served as Executive Vice President and Chief Operating Officer from October 2016 to October 2017, Executive Vice President Operations of our company from October 2015 to September 2016, as Vice President of West Operations of our company from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of our company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining our company in 1996.  William Brett McGill is the son of William H. McGill, Jr.

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

General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition, and results of operations.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, or Hurricanes Harvey and Irma in 2017, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Unfavorable economic conditions can cause us to reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  While we believe the steps we took enabled us to emerge from the economic environment of the severe recession as a stronger and more profitable company, we cannot predict whether unfavorable economic, financial, or industry conditions will return or the extent to which they would adversely affect our operating results if they returned nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.  A return of depressed economic or industry factors would have additional negative effects on our company, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases.  As of September 30, 2018, we had no long-term debt.  We rely on the Amended Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Amended Credit Facility provides a floor plan financing commitment of up to $400.0 million. The collateral for the Amended Credit Facility is primarily the Company’s inventory that is financed through the Amended Credit Facility and related accounts receivable. None of our real estate has been pledged as collateral for the Amended Credit Facility.  As of September 30, 2018, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under the Amended Credit Facility was approximately $212.9 million based upon the outstanding borrowing base availability.

Our ability to borrow under the Amended Credit Facility depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Facility and the ability for our manufacturers to be approved vendors under our Amended Credit Facility. The variable interest rate under our Amended Credit Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results.  The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Facility reduce the allowable advance rate as our inventory ages.  Our access to funds under the Amended Credit Facility also depends upon the ability of our lenders, to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time.  Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Facility to fund our operations.  Accordingly, under such circumstances, it may be necessary for us to close stores, further reduce our expense structure, liquidate inventory below cost to free up capital, or modify the covenants with our lenders.  Any inability to utilize the Amended Credit Facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Facility or replace or supplement the Amended Credit Facility, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities. For example, tight credit conditions during each fiscal year beginning with fiscal 2008 and continuing through fiscal 2011 adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

Failure to implement strategies to enhance our performance or our strategies could have a material adverse effect on our business and financial condition.

We are increasing our efforts to grow our financing and insurance, parts and accessories, service, yacht charter, brokerage, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these higher margin businesses.  In addition, we have implemented programs to increase the lead capture and sale over the Internet of used boats, parts, accessories, and a wide range of boating supplies and products.  These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats. In addition, we are pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies, as well as pursuing contract manufacturing or vertical integration strategies as opportunities arise. These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses in which we do not have extensive experience, and encounter substantial competition.  As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray and Boston Whaler boat lines and Azimut-Benetti Group’s Azimut products. The failure to obtain a high quality and desirable mix of competitively priced products that our customers demand could have a material adverse effect on our business, financial condition, and results of operations.

Approximately 40% of our revenue in fiscal 2018 resulted from sales of new boats manufactured by Brunswick, including approximately 21% from Brunswick’s Sea Ray division, 17% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions.  Additionally, approximately 11% of our revenue in fiscal 2018 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2018 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems.  Any adverse change in the production efficiency, product development efforts, technological advancement, expansion of manufacturing footprint, supply chain and third-party suppliers, marketplace acceptance, marketing capabilities, ability to secure adequate access to capital, and financial condition of our manufacturers, particularly Brunswick and Azimut-Benetti Group given our reliance on Sea Ray, Boston Whaler, and Azimut, would have a substantial adverse impact on our business.  Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

In June 2018, Brunswick announced it would be discontinuing its Sea Ray sport yacht and yacht models, resulting in the wind down of yacht production in the third calendar quarter of 2018. Sea Ray sport yacht and yacht models represented approximately 10% of revenue during fiscal year 2018. Failure to replace the Sea Ray sport yacht and yacht revenue could have a material adverse effect on our business, financial condition, and results of operations.

Further, any interruption or discontinuance of the operations of Brunswick, Azimut-Benetti Group, or other manufacturers, as experienced in June 2018 with Brunswick, could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory.  Although we believe in our brand, our product diversification and that adequate alternate sources would be available that could replace any manufacturer other than Brunswick and Azimut-Benetti Group as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and prices.

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

Fuel prices and supply may adversely affect our business.

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

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, are a political issue in the United States. Although interest rates have risen in 2018 and are generally expected to continue to rise in fiscal 2019, the Federal Reserve continues to be somewhat ambiguous concerning the interest rate issues.  The Federal Reserve has increased its benchmark interest rate this year and signaled that rates could continue to rise more quickly than previously expected. Any such change or market expectation of such change may result in significantly higher long-term interest rates.

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

In times of political and economic uncertainty, consumers including high net worth individuals, may elect to defer expenditures for luxury items, which can adversely affect our financial performance. Consumer spending on luxury goods also may decline as a result of political uncertainty and instability, even if prevailing economic conditions are favorable. We cannot predict the timing of periods of political or economic uncertainty.

The availability of boat insurance is critical to our success.

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success.  Historically, affordable boat insurance has been available. However, as a severe storm approaches land, insurance providers cease underwriting until the storm has passed.  This loss of insurance prevents lenders from lending.  As a result, sales of boats can be temporarily halted making our revenue difficult to predict and causing sales to be delayed or potentially cancelled.  Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

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

Adverse federal or state tax policies can have a negative effect on us.

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

•	cybersecurity risk.

Further, we may also be vulnerable to competitive pressures from the growing electronic commerce activity in our market, both as they may impact our own on-line business, and as they may impact the operating results and investment values of our existing physical locations.

Elements of our yacht charter business expose us to certain risks.

Our yacht charter business entails the sale of specifically designed yachts to third parties for inclusion in our yacht charter fleet; a yacht management agreement under which yacht owners enable us to put their yachts in our yacht charter program for a period of several years for a fixed monthly fee payable by us; our services in storing, insuring, and maintaining their yachts; and the charter by us of these yachts to vacation customers at agreed fees payable to us.  Our failure to find purchasers for yachts intended for our charter fleet will increase our boat inventory and related operating costs; lack of sales into our charter fleet may result in increased losses due to market adjustments of our yacht charter inventory; and our failure to generate a sufficient number of vacation charter customers will require us to absorb all the costs of the monthly fees to the yacht owners as well as other operating costs.

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Irma in 2017, and mechanical failure and collision.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity.  These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired dealers and each dealer we acquire in the future.

Since March 1, 1998, we have acquired 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities.  Each acquired dealer operated independently prior to its acquisition by us.  Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships.  We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies.  To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. In addition, we are also pursuing contract manufacturing or vertical integration strategies as opportunities arise.  To the extent we are successful in pursuing these strategies, we will face certain risks in addition to those that exist with acquisitions more closely related to our historical business, including potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of a transaction, the potential difficulty of presenting a unified corporate image, greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions, different types of legal and operational risks, and different types of applicable financial metrics and goals.  Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional recreational boat dealers involves significant risks.  This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls.  Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of shareholders.  Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealers that best align with our culture and focus on customer service.  In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations, difficulties in retaining employees, create potential risks of losing customers, suppliers, or other business relationships, and encounter difficulties managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2020, with automatic annual one-year extensions at each twelve month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.  The agreement provides a process for the acquisition of additional Sea Ray boat dealers that want to be acquired by us.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers’ sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

As a result of these growth strategies, we expect to continue to expend significant time and effort in opening and acquiring new retail locations, improving existing retail locations in our current markets, and introducing new products.  Our systems, procedures, controls, and financial resources may not be adequate to support expanding operations.  The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

Over the three-year period ended September 30, 2018, the average revenue for the quarterly periods ended December 31, March 31, June 30, and September 30 represented approximately 20%, 22%, 33%, and 25%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, could have a major impact on our operations.

Timing of large boat and yacht sales and failure to adequately anticipate consumer preference and demand may have an adverse impact on our business.

Forecasting optimal inventory levels is difficult to predict based on changes in economic conditions, consumer preferences, delivery of new models from manufacturers, and timing of large boat and yacht sales. Failure to adequately anticipate consumer demand and preferences could negatively impact our inventory management strategies, inventory carrying costs, and our operating margins.

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

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment.  Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees.  Laws or regulations may be enacted nationally or locally which could result in fees from lenders being eliminated or reduced, materially impacting our operating results. If customer financing becomes more difficult to secure, it may adversely impact our business.

Changes, including the lengthening of manufacturer warranties, may reduce our ability to offer and sell extended service contracts which may have a material adverse impact on our ability to sell F&I products.

The Dodd-Frank Act established a consumer financial protection bureau with broad regulatory powers.  Although boat dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

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

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.  The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines.  The majority of the outboard marine engines we sell are manufactured by Mercury Marine.  Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for these and other marine engines.  Any increased costs of producing engines resulting from current or potentially higher EPA standards in the future could be passed on to our company, or could result in the inability or potential unforeseen delays of our manufacturers to comply with current and future EPA requirements, and these potential consequences could have a material adverse effect on our business.

Certain of our facilities own and operate underground storage tanks, or USTs, and above ground storage tanks, or ASTs, for the storage of various petroleum products.  USTs and ASTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks.  In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in our operating results;
•	the thin trading volume and relatively small public float of our common stock;
•	our ability to continue to secure adequate levels of financing;
•	variations in same-store sales;
•	general economic, political, and market conditions;
•	changes in earnings estimates published by analysts;
•	changes in earnings estimates or management’s failure to provide earnings estimates;
•	the level and success of our acquisition program and new store openings;
•	the success of dealership integration;
•	relationships with manufacturers;
•	seasonality and weather conditions;
•	governmental policies and regulations;
•	the performance of the recreational boat industry in general;
•	factors relating to suppliers and competitors; and
•	timing and amount of our share repurchases.

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

As of September 30, 2018, there were 27,141,267 shares of our common stock outstanding.  Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws.  Shares held by affiliates of our company, which generally include our directors, officers, and certain principal shareholders, are subject to the resale limitations of Rule 144.  Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2018, we have issued options to purchase approximately 5,011,549 shares of common stock and 1,941,204 restricted stock awards, net of forfeitures and expirations, under our incentive stock plans, and we issued 860,535 shares of common stock under our employee stock purchase plan.  We have filed a registration statement under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans produced by Sino Eagle in China expose us to international political, economic, and other risks.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans for our charter fleet produced by Sino Eagle in China expose us to international political, economic, and other risks.  Protectionist trade legislation in the United States, the European Union, Italy, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions.

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

Our foreign purchase of yachts and power catamarans creates a number of logistical and communications challenges.  The economic, political, and other risks we face resulting from these foreign purchases include the following:

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

•        the burdens and costs of compliance with a variety of foreign laws; and

•        political or economic instability.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and data. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

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

We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations.  Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions.  It is possible that we might not be aware of a successful cyber-related attack on our systems until well after the incident.  In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition, and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable.  As of September 30, 2018, we have approximately $139 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill is recorded at fair value at the time of acquisition and is not amortized, but reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. While we do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in a material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

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

The following table reflects the status, approximate size, and facilities of the various retail locations we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Lauderdale	Third-party lease	2,400	Retail only	1977	Intracoastal Waterway
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Miami Beach	Third-party lease	1,600	Retail only	2018	—
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	960	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,750	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Tampa(4)	Company owned	13,100	Retail and service	—	—
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor

Joppa(4)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Kent Island	Third-party lease	8,300	Retail only	2013	Kent Narrows
White Marsh(4)	Company owned	19,800	Retail and service	—	—
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Hingham	Third-party lease	2,000	Retail only	2016	Weymouth Black River
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Branson	Third-party lease	1,500	Retail only; 6 wet slips	2000	Table Rock Lake
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Third-party lease	13,800	Retail, service, and storage	2018	—
North Somers Point	Third-party lease	500	Storage only	2018	Little Egg Harbor Bay
New York
Copiague	Third-party lease	15,000	Retail only	1993	—
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Lindenhurst	Third-party lease	14,600	Retail, marina, service, and storage; 370 wet slips	1968	Neguntatogue Creek to Great South Bay
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
Warwick	Third-party lease	4,400	Retail and service	1998	Greenwich Bay
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Columbia	Third-party lease	7,200	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service, and storage; 82 wet slips	2017	Lake Wylie

Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands
Tortola	Third-party lease	2,550	Vacation Charters; 45 wet slips	2011	Nanny Cay

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Initially a joint venture; full ownership acquired in February 2016.
(4)	Owned location that is currently closed.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2018, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

	High	Low
2016
Fourth quarter	$22.05	$15.10
2017
First quarter	$23.50	$17.70
Second quarter	$23.65	$17.60
Third quarter	$20.02	$13.80
Fourth quarter	$22.30	$15.05
2018
First quarter	$24.30	$18.30
Second quarter	$25.05	$17.30
Third quarter	$23.75	$16.40
Fourth quarter (through November 26, 2018)	$26.11	$18.71

On November 26, 2018, the closing sale price of our common stock was $21.33 per share.  On November 26, 2018, there were approximately 100 record holders and approximately 7,600 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$-	—	—
August 1, 2018 to August 31, 2018	—	$-	—	—
September 1, 2018 to September 30, 2018	71,765	$21.25	—	342,885
Total	71,765	$21.25	—	342,885

(1)	Under the terms of the program, the Company is authorized to purchase up to 2.0 million shares of its common stock through September 30, 2019.
(2)

71,765 shares reported in September 2018 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended September 30, 2018 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2013.  The calculations of cumulative stockholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2014	2015	2016	2017	2018
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$624,692	$751,370	$942,050	$1,052,320	$1,177,371
Cost of sales	462,872	566,603	716,022	787,005	879,138
Gross profit	161,820	184,767	226,028	265,315	298,233
Selling, general, and administrative expenses	146,433	159,435	185,776	220,026	235,050
Income from operations	15,387	25,332	40,252	45,289	63,183
Interest expense, net	4,024	4,454	5,462	7,481	9,903
Income before income tax provision (benefit)	11,363	20,878	34,790	37,808	53,280
Income tax provision (benefit)	91	(27,414)	12,208	14,261	13,968
Net income	$11,272	$48,292	$22,582	$23,547	$39,312
Net income per share:
Diluted	$0.46	$1.92	$0.91	$0.95	$1.71
Weighted average number of shares:
Diluted	24,655,262	25,102,289	24,820,847	24,678,800	23,030,662
Other Data (as of year-end):
Number of retail locations (1)	54	53	56	62	63
Sales per store (2) (4)	$12,658	$15,320	$18,539	$18,364	$19,873
Same-store sales growth (3) (4)	6%	22%	22%	5%	10%

	September 30,
	2014	2015	2016	2017	2018
Balance Sheet Data:
Working capital	$126,126	$152,414	$159,232	$139,069	$179,276
Total assets	402,681	467,622	546,688	639,990	640,538
Goodwill	802	802	9,947	25,942	27,428
Total shareholders' equity	239,295	283,645	312,473	302,198	353,092

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store's thirteenth month of operations.
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

Overview

We are the largest recreational boat and yacht retailer in the United States with fiscal 2018 revenue approaching $1.2 billion. Through our current 63 retail locations in 16 states (as of the filing of this Annual Report on Form 10-K), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; yacht charter services; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2016, one in the fiscal year ended September 30, 2017, and three acquisitions in the fiscal year ending September 30, 2018.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business and industry for several years after fiscal 2007.  These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as industry conditions continue to improve.  However, we cannot predict the length of unfavorable economic or industry conditions or the extent to which they could adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address unfavorable economic or industry conditions.

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions have yielded, and will yield in the future, an increase in revenue. We expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential as industry conditions continue to recover.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed.  We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales.  We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.  We recognize income from the rentals of chartering power yachts on a straight-line basis over the term of the contract as services are completed.  We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.

Certain finance and extended warranty commissions and marketing fees on insurance products may be charged back if a customer terminates or defaults on the underlying contract within a specified period of time.  Based upon our experience of terminations and defaults, we maintain a chargeback allowance that was not material to our financial statements taken as a whole as of September 30, 2018.  Should results differ materially from our historical experiences, we would need to modify our estimate of future chargebacks, which could have a material adverse effect on our operating margins.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our estimate of future chargebacks which would result in a material effect on our operating results.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition - Customer Payments and Incentives” (“ASC 605-50”).  ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.  Our consideration received from our vendors contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and the ability to meet certain criteria stipulated by our vendors.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our vendor considerations which would result in a material effect on our operating results. Accounting for consideration received is not expected to materially change with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in fiscal 2019.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2017 and September 30, 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $1.5 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill.  In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $27.4 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2018, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.  The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations.  Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2018.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2018, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into U.S. law on December 22, 2017.  The Tax Act contains provisions which impact the Company’s current and future income taxes including a reduction in U.S. Federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  In accordance with the Tax Act, our blended statutory tax rate for fiscal year 2018 approximated 24.5% as a result of the reduced U.S. Federal corporate income tax rate. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of approximately $805,000 for the remeasurement of deferred taxes on the enactment date as a result of the change in tax law enacted by the Tax Act.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we have not completed the implementation process, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, brokerage commissions, slip and storage services, charter rentals, yacht charter services, and fee income generated from finance and insurance products. However, the timing of revenue recognition for certain parts and service operations will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. We currently anticipate adopting the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. We are finalizing our cumulative effect adjustment and currently expect that all changes to our revenue recognition methods as a result of adopting the new standard will result in a net, after-tax cumulative effect adjustment to increase retained earnings as of October 1, 2018 in the range of $200,000 to $800,000. We plan to adopt ASU 2014-09 in fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.  While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 will have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations.  We are continuing to evaluate the impact the adoption of ASU 2016-02 will have on our other consolidated financial statements.  Based on our current assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet. We expect to elect the majority of the standard’s available practical expedients on adoption. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” (“ASU 2017-04”).  This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  We elected to early adopt the new guidance in the fourth quarter of fiscal 2018. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial position, results of operations, or internal controls.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2016		2017		2018
	(Amounts in thousands)
Revenue	$942,050	100.0%	$1,052,320	100.0%	$1,177,371	100.0%
Cost of sales	716,022	76.0%	787,005	74.8%	879,138	74.7%
Gross profit	226,028	24.0%	265,315	25.2%	298,233	25.3%
Selling, general, and administrative expenses	185,776	19.7%	220,026	20.9%	235,050	20.0%
Income from operations	40,252	4.3%	45,289	4.3%	63,183	5.3%
Interest expense	5,462	0.6%	7,481	0.7%	9,903	0.8%
Income before income taxes	34,790	3.7%	37,808	3.6%	53,280	4.5%
Income tax provision	12,208	1.3%	14,261	1.4%	13,968	1.2%
Net income	$22,582	2.4%	$23,547	2.2%	$39,312	3.3%

Fiscal Year Ended September 30, 2018, Compared with Fiscal Year Ended September 30, 2017

Revenue.  Revenue increased $125.1 million, or 11.9%, to approximately $1.177 billion for the fiscal year ended September 30, 2018 from $1.052 billion for the fiscal year ended September 30, 2017.  Of this increase, $100.3 million was attributable to a 10% increase in comparable-store sales and an approximate $24.8 million net increase related to stores opened or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new and used boat sales and incremental increases in brokerage sales, storage services, finance and insurance products, service revenue, and parts revenue.  Improving industry conditions resulting from improved economic conditions contributed to our comparable-store sales growth.

Gross Profit. Gross profit increased $32.9 million, or 12.4%, to $298.2 million for the fiscal year ended September 30, 2018 from $265.3 million for the fiscal year ended September 30, 2017.  Gross profit as a percentage of revenue increased to 25.3% for the fiscal year ended September 30, 2018 from 25.2% for the fiscal year ended September 30, 2017.  The increase in gross profit as a percentage of revenue was primarily the result of improved margins on boat sales and our higher margin service, parts and accessories products, and storage services. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increased boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $15.0 million, or 6.8%, to $235.0 million for the fiscal year ended September 30, 2018 from $220.0 million for the fiscal year ended September 30, 2017. Selling, general, and administrative expenses for the fiscal year ended September 30, 2018, included $1.4 million of adjustments related to contingent consideration obligations, which reduced expenses, partially offset by a $1.2 million increase in non-recurring unusual costs. Additionally, selling, general, and administrative expenses for the fiscal year ended September 30, 2017 included $2.9 million of expenses as a result of losses from Hurricane Irma.  Excluding these items and making both years comparable, selling, general, and administrative expenses increased $18.1 million, or 8.4%, to $235.3 million and as a percentage of revenue decreased to 20.0% for the fiscal year ended September 30, 2018, from 20.6% for the fiscal year ended September 30, 2017. The increase in selling, general, and administrative expenses was primarily attributable to increased commissions resulting from increased new and used boat sales, increased compensation due to improved performance, and increased health care costs due to rising claims. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by increased efficiencies and operating leverage in the business.

Interest Expense. Interest expense increased $2.4 million, or 32.4%, to $9.9 million for the fiscal year ended September 30, 2018, from $7.5 million for the fiscal year ended September 30, 2017. Interest expense as a percentage of revenue increased to 0.8% for the fiscal year ended September 30, 2018, from 0.7% for the fiscal year ended September 30, 2017. The increase in interest expense was primarily the result of increased borrowings and increases in interest rates.

Income Taxes.  Income tax expense decreased $293,000, or 2.1%, to $14.0 million for the fiscal year ended September 30, 2018 from $14.3 million for the fiscal year ended September 30, 2017. Our effective income tax rate decreased to 26.2% for fiscal year ended September 30, 2018, from 37.7% for fiscal year ended September 30, 2017. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%, and the utilization of Hurricane Irma and Hurricane Harvey Employee Retention Credits, partially offset by the re-measurement of our beginning deferred tax assets and liabilities which resulted in an additional charge to income tax expense for the period of $805,000.

Fiscal Year Ended September 30, 2017, Compared with Fiscal Year Ended September 30, 2016

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

Gross Profit. Gross profit increased $39.3 million, or 17.4%, to $265.3 million for the fiscal year ended September 30, 2017 from $226.0 million for the fiscal year ended September 30, 2016.  Gross profit as a percentage of revenue increased to 25.2% for the fiscal year ended September 30, 2017, from 24.0% for the fiscal year ended September 30, 2016.  The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increased boat sales. Additionally, our higher margin service, parts and accessories products, storage, and charter services increased as a percentage of revenue, contributing to our overall margins increasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $34.3 million, or 18.4%, to $220.0 million for the fiscal year ended September 30, 2017 from $185.8 million for the fiscal year ended September 30, 2016. Selling, general, and administrative expenses for the fiscal year ended September 30, 2017 included $2.9 million of expenses as a result of losses from Hurricane Irma.  Excluding this item and making both years comparable, selling, general, and administrative expenses increased $31.4 million, or 16.9%, to $217.1 million and as a percentage of revenue increased to 20.6% for the fiscal year ended September 30, 2017, from 19.7% for the fiscal year ended September 30, 2016.  The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions.

Interest Expense. Interest expense increased $2.0 million, or 37.0%, to $7.5 million for the fiscal year ended September 30, 2017, from $5.5 million for the fiscal year ended September 30, 2016. Interest expense as a percentage of revenue increased to 0.7% for the fiscal year ended September 30, 2017, from 0.6% for the fiscal year ended September 30, 2016. The increase in interest expense was primarily the result of increased borrowings and increases in interest rates.

Income Taxes.  Income tax expense increased $2.1 million, or 16.8%, to $14.3 million for the fiscal year ended September 30, 2017, from $12.2 million for the fiscal year ended September 30, 2016. Our effective income tax rate was 37.7% for the fiscal year ended September 30, 2017, which included a net benefit of $1.8 million primarily pertaining to a worthless stock deduction. Our effective income tax rate was 35.1% for the fiscal year ended September 30, 2016, which included a deferred tax asset valuation allowance reversal of $1.1 million.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings.  Acquisitions and new store openings remain important strategies to our Company, and we plan to accelerate our growth through these strategies as more robust economic conditions return. However, we cannot predict the return of or length of unfavorable economic or financial conditions.  We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs.  We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility.  Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility.  Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations.  As of September 30, 2018, we were in compliance with all covenants under the Amended Credit Facility.  We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs.  As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2018, 2017, and 2016, cash provided by operating activities approximated $70.4 million, $4.7 million, and $22.9 million, respectively. For the fiscal year ended September 30, 2018, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, gains on insurance settlements, gain on contingent acquisition consideration, decreases in inventory driven by inventory optimization efforts, insurance proceeds received as a result of Hurricane Irma, and increases in accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable and decreases in accounts payable and customer deposits. For the fiscal year ended September 30, 2017, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in accounts payable and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, and decreases in customer deposits. For the fiscal year ended September 30, 2016, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in customer deposits and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, decreases in accounts payable, and increases in accounts receivable.

For the fiscal years ended September 30, 2018, 2017, and 2016, cash used in investing activities was approximately $23.3 million, $32.1 million, and $29.7 million, respectively. For the fiscal year ended September 30, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase property and equipment associated with business acquisitions, and capital improvements as a result of Hurricane Irma. For the fiscal year ended September 30, 2017, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities. For the fiscal year ended September 30, 2016, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities.

For the fiscal year ended September 30, 2018 cash used in financing activities was approximately $40.2 million, and for the fiscal years ended 2017 and 2016 cash provided by financing activities was approximately $30.7 million and $12.9 million, respectively. For the fiscal year ended September 30, 2018, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, contingent consideration payments from acquisitions, and repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2017, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the fiscal year ended September 30, 2016, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

In October 2018, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The October 2018 amendment and restatement extended the maturity date of the Credit Facility to October 2021, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The October 2018 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $400.0 million, an increase from the previous limit of $350.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off.  Advances on new inventory will generally mature 1,080 days from the original invoice date.  Advances on used inventory will mature 361 days from the date we acquire the used inventory.  Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months.  The curtailment schedule varies based on the type and value of the inventory.  The collateral for the Amended Credit Facility is primarily the Company’s inventory that is financed through the Amended Credit Facility and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Facility.

As of September 30, 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $212.9 million.  As of September 30, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.7% and 5.5%, respectively.  As of September 30, 2018, our additional available borrowings under our Amended Credit Facility were approximately $71.6 million based upon the outstanding borrowing base availability.  The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2018:

Year Ending September 30,	Short-Term Borrowings (1)	Other Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2019	$212,949	2,055	7,296	$222,300
2020	—	493	7,077	7,570
2021	—	—	6,077	6,077
2022	—	—	4,961	4,961
2023	—	—	4,835	4,835
Thereafter	—	—	25,361	25,361
Total	$212,949	$2,548	$55,607	$271,104

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates.  As of September 30, 2018, the interest rate on our short-term borrowings was approximately 5.5%.

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

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our financial condition, liquidity, or capital resources.  We have no special purpose or limited purpose entities that provide off-

balance sheet financing, liquidity, or market or credit risk support; we do not engage in hedging or research and development services; and we do not have other relationships that expose us to liability that is not reflected in the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2018, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate.  Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings.  For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.1 million in annual pre-tax interest expense.  This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2018 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2018.

Our internal control over financial reporting as of September 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the consolidated) financial statements, and our report dated November 29, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Tampa, Florida

November 29, 2018

Certified Public Accountants

Item 9B.	Other Information

Employment Agreement – William H. McGill, Jr.

The Company and Mr. W. McGill, Jr. entered into an amended employment agreement, dated November 29, 2018 (the “Amended Employment Agreement”). The Amended Employment Agreement provides that:

•	Mr. W. McGill, Jr.’s salary will be reduced to $500,000 per year;
•	The payment of $1.0 million to Mr. W. McGill, Jr.’s estate in the event of his death will be reduced to $750,000;
•

In the event of the Company’s termination of Mr. W. McGill, Jr.’s employment without Good Cause (as defined in the Amended Employment Agreement) or Mr. W. McGill, Jr. terminates his employment with Good Reason (as defined in the Amended Employment Agreement), all restricted stock or restricted stock units (or other comparable forms of equity compensation, if any) which are subject to performance conditions for vesting, shall be fully vested and treated as if the performance conditions for such award had been fully met at target and shall not be subject to any risk of forfeiture or repurchase as of the date of termination;

•

The age at which Mr. W. McGill, Jr. may retire from his services to the Company and begin receiving certain retirement benefits has increased from the age of 75 to the age of 80.  Medicare supplemental medical coverage for life for Mr. W. McGill, Jr. will no longer be included as a retirement benefit; and

•

In the event of a Change in Control (as such term is defined in the Amended Employment Agreement) or if Mr. W. McGill, Jr. terminates the Amended Employment Agreement as a result of a Change in Control, any payment received by Mr. W. McGill, Jr. as a result of such termination will be capped at such amount as to not incur any excise tax payments under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

The other terms of the Amended Employment Agreement remain substantially the same as Mr. W. McGill, Jr.’s prior employment agreement, which was filed as an exhibit to the Periodic Report on Form 8-K, dated June 13, 2006. For further information regarding the terms and conditions of the Amended Employment Agreement, reference is made to the complete text thereof which is filed as an exhibit to this Form 10-K.

Employment Agreement – Michael H. McLamb

The Company and Mr. Michael H. McLamb entered into an amended employment agreement, dated November 29, 2018 (the “Amended Employment Agreement”).  The Amended Employment Agreement provides that:

•	Mr. McLamb’s salary will be increased to $375,000 per year; and

•

In the event of the Company’s termination of Mr. McLamb’s employment without Good Cause (as defined in the Amended Employment Agreement) or Mr. McLamb terminates his employment with Good Reason (as defined in the Amended Employment Agreement), all of his restricted stock or restricted stock units (or other comparable forms of equity compensation, if any) which are subject to performance conditions for vesting, shall be fully vested and treated as if the performance conditions for such award had been fully met at target and shall not be subject to any risk of forfeiture or repurchase as of the date of termination.

The other terms of the Amended Employment Agreement remain substantially the same as Mr. McLamb’s prior employment agreement, which was filed as an exhibit to the Periodic Report on Form 8-K, dated June 13, 2006. For further information regarding the terms and conditions of the Amended Employment Agreement, reference is made to the complete text thereof which is filed as an exhibit to this Form 10-K.

Employment Agreement – Brett McGill

The Company entered into an employment agreement with Mr. B. McGill, dated November 29, 2018 (the “Employment Agreement”), which sets forth the terms of Mr. B. McGill’s service as the Company’s President and Chief Executive Officer. Pursuant to the Employment Agreement, the Company will pay Mr. B. McGill a base salary of at least $520,000 annually (subject to annual review by the Board (or a committee of the Board)). Mr. B. McGill will be eligible to receive a bonus or other incentive compensation as may be determined by the Board or a committee of the Board based upon such factors as the Board or such committee may consider in its sole discretion. In addition, the Employment Agreement contains customary covenants regarding confidentiality, non-competition, non-solicitation, and non-interference.

The Company and Mr. B. McGill may each terminate his employment at any time. If the Company terminates Mr. B. McGill’s employment without “good cause” or he terminates his employment with “good reason” or upon a “change in control” of the Company that is not approved by at least two-thirds of our directors or does not provide him with the same position he had with the Company immediately prior to the change of control, as such terms are defined in the agreement, Mr. B. McGill will receive an amount equal to the average of his base salary and bonus in the two fiscal years prior to termination (in a lump sum in the event of a change in control), for a period of thirty months after the effective date of termination; his stock options will vest and be exercisable for up to their full term (or for such shorter period of time that would not cause Mr. B. McGill any adverse tax consequences); his restricted stock and/or restricted stock units (or comparable forms of equity compensation, if any) will vest (at target), whether subject to performance conditions or not, and shall not be subject to any risk of forfeiture or repurchase as of the date of termination, and other stock-based compensation will not be subject to forfeiture or repurchase, subject in each case to certain exceptions. In the event of Mr. B. McGill’s death, the Employment Agreement provides for a payment of $1.0 million to his estate; for all stock options to vest and be exercisable for their full term; and for other stock-based compensation to vest and not be subject to forfeiture or repurchase, subject to certain exceptions. In the event of Mr. B. McGill’s disability, the Employment Agreement provides for the payment in a lump sum of the average of his base salary and bonus in the two fiscal years prior to disability for one year; for all stock options to vest and be exercisable for up to full term (or for such shorter period of time that would not cause the executive any adverse tax consequences); and for other stock-based compensation to vest and not be subject to forfeiture or repurchase, subject to certain exceptions.  If any payments to Mr. B. McGill upon his termination are subject to the excise tax imposed under Section 4999 of the Code, then such payments shall be reduced in a manner determined by the Company that is consistent with the requirements of Section 409A of the Code until no amount payable to Mr. B. McGill will be subject to such excise taxes.

For further information regarding the terms and conditions of the Employment Agreement, reference is made to the complete text thereof which is filed as an exhibit to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”).  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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

(3)	Exhibits. See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant.(2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
10.3(h)*	Employment Agreement between Registrant and William H. McGill Jr., as amended
10.3(i)*	Employment Agreement between Registrant and Michael H. McLamb, as amended
10.3(j)*	Employment Agreement between Registrant and William Brett McGill.
10.5*	2008 Employee Stock Purchase Plan, as amended.
10.20	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (3)
10.20(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (4)
10.20(b)	Sea Ray Sales and Service Agreement. (3)
10.20(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (4)
10.20(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (4)
10.20(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (4)
10.20(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (5)
10.20(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (5)
10.20(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (5)
10.21†	Inventory Financing Agreement executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (6)
10.21(a)†	Program Terms Letter executed on June 24, 2010, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (6)
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

10.21(e)†	Amendment Number Two to Program Terms Letter, executed on June 1, 2011, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (8)

Exhibit Number	Exhibit
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
10.21(i) †

Amendment Number Four to the Amended and Restated Inventory Financing Agreement, executed on August 29, 2014, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (4)

10.21(j) †

Second Amended and Restated Program Terms Letter, executed on August 29, 2014, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance Corporation, as Lender. (4)

10.21(k) †

Second Amended and Restated Inventory Financing Agreement, executed on October 30, 2015, among MarineMax, Inc. and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(l) †

Third Amended and Restated Program Terms Letter, executed on October 30, 2015, among MarineMax and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (11)

10.21(m) †

First Amendment to Second Amended and Restated Inventory Financing Agreement, executed on March 31, 2016, among and its subsidiaries, as Borrowers, and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (12)

10.21(n) †

Second Amendment to Second Amended and Restated Inventory Financing Agreement, First Amendment to Third Amended and Restated Program Terms Letter and First Amendment to [***********], executed on June 9, 2016, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Finance Corporation, as Lender. (12)

10.21(o) †

Third Amendment to Second Amended and Restated Inventory Financing Agreement and Second Amendment to [**********], executed on October 22, 2016, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc. and M&T Bank. (13)

10.21(p) †

Third Amended and Restated Inventory Financing Agreement, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc., M&T Bank, and Branch Banking & Trust Company. (14)

10.21(q) †	Fourth Amended and Restated Program Terms Letter, executed on May 9, 2017, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (14)
10.22*	MarineMax, Inc. 2007 Incentive Compensation Plan (15)
10.23	Director Fee Share Purchase Program (16)
10.24(a)*	MarineMax, Inc. 2011 Stock-Based Compensation Plan, as amended (17)
10.24(b)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan (18)
10.24(c)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan (18)
10.25*	Severance Policy for Key Executives (19)
10.26†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.26(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.P.A. (20)
10.27†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.P.A. (20)
10.27(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
10.27(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.P.A. (20)
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(4)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 5, 2011.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 3, 2012.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 6, 2013.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2015, as filed on February 4, 2016.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2016, as filed on August 3, 2016.
(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2016 as filed on February 2, 2017.
(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2017, as filed on July 25, 2017.
(15)	Incorporated by reference to Registrant’s Form 8-K as filed on March 6, 2007.
(16)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(17)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-177019) as filed on June 7, 2017.
(18)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(19)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(20)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: November 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President, (Principal Executive Officer)	November 29, 2018
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary, and Director (Principal Accounting and Financial Officer)	November 29, 2018
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	November 29, 2018
William H. McGill Jr.	Director

/s/ Clint Moore	Director
Clint Moore		November 29, 2018

/s/ George E. Borst	Director	November 29, 2018
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	November 29, 2018

/s/ Evelyn Follit	Director	November 29, 2018
Evelyn Follit

/s/ Charles R. Oglesby	Director	November 29, 2018
Charles R. Oglesby

/s/ Joseph A. Watters	Director	November 29, 2018
Joseph A. Watters

/s/ Rebecca White
Rebecca White	Director	November 29, 2018

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 29, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

November 29, 2018

Certified Public Accountants

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2017	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,952	$48,822
Accounts receivable, net	24,661	34,003
Inventories, net	401,301	377,074
Prepaid expenses and other current assets	5,842	5,392
Total current assets	473,756	465,291
Property and equipment, net	127,160	138,716
Goodwill and other long-term assets, net	30,305	33,123
Deferred tax assets, net	8,769	3,408
Total assets	$639,990	$640,538
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,432	$23,134
Customer deposits	21,032	17,006
Accrued expenses	33,046	32,926
Short-term borrowings	254,177	212,949
Total current liabilities	334,687	286,015
Long-term liabilities	3,105	1,431
Total liabilities	337,792	287,446
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2017 and 2018	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 26,314,066 and 27,141,267 shares issued and 21,887,579 and 22,670,536 shares outstanding as of September 30, 2017 and 2018, respectively	26	27
Additional paid-in capital	249,974	262,250
Retained earnings	126,759	166,071
Treasury stock, at cost, 4,426,487 and 4,470,731 shares held as of September 30, 2017 and 2018, respectively	(74,561)	(75,256)
Total shareholders' equity	302,198	353,092
Total liabilities and shareholders' equity	$639,990	$640,538

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2016	2017	2018
Revenue	$942,050	$1,052,320	$1,177,371
Cost of sales	716,022	787,005	879,138
Gross profit	226,028	265,315	298,233
Selling, general, and administrative expenses	185,776	220,026	235,050
Income from operations	40,252	45,289	63,183
Interest expense	5,462	7,481	9,903
Income before income tax provision	34,790	37,808	53,280
Income tax provision	12,208	14,261	13,968
Net income	$22,582	$23,547	$39,312
Basic net income per common share	$0.93	$0.98	1.77
Diluted net income per common share	$0.91	$0.95	$1.71
Weighted average number of common shares used in computing net income per common share:
Basic	24,203,947	23,966,611	22,269,378
Diluted	24,820,847	24,678,800	23,030,662

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands except share data)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2015	25,562,994	$26	$234,478	$75,433	$(26,292)	$283,645
Net income	—	—	—	22,582	—	22,582
Adjustment to adopt ASU 2016-09	—	—	—	5,197	—	5,197
Purchase of treasury stock	—	—	—	—	(5,531)	(5,531)
Shares issued pursuant to employee stock purchase plan	68,495	—	823	—	—	823
Shares issued upon vesting of equity awards, net of minimum tax withholding	36,546	—	(362)	—	—	(362)
Shares issued upon exercise of stock options	272,510	—	1,878	—	—	1,878
Stock-based compensation	37,087	—	4,241	—	—	4,241
BALANCE, September 30, 2016	25,977,632	$26	$241,058	$103,212	$(31,823)	$312,473
Net income	—	—	—	23,547	—	23,547
Purchase of treasury stock	—	—	—	—	(42,738)	(42,738)
Shares issued pursuant to employee stock purchase plan	51,697	—	887	—	—	887
Shares issued upon vesting of equity awards, net of minimum tax withholding	56,539	—	(479)	—	—	(479)
Shares issued upon exercise of stock options	184,931	—	2,271	—	—	2,271
Stock-based compensation	43,267	—	6,237	—	—	6,237
BALANCE, September 30, 2017	26,314,066	$26	$249,974	$126,759	$(74,561)	$302,198
Net income	—	—	—	39,312	—	39,312
Purchase of treasury stock	—	—	—	—	(695)	(695)
Shares issued pursuant to employee stock purchase plan	67,187	—	950	—	—	950
Shares issued upon vesting of equity awards, net of minimum tax withholding	163,350	—	(1,643)	—	—	(1,643)
Shares issued upon exercise of stock options	586,531	1	6,732	—	—	6,733
Stock-based compensation	10,133	—	6,237	—	—	6,237
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$166,071	$(75,256)	$353,092

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,582	$23,547	$39,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,964	9,364	10,673
Deferred income tax provision	11,639	12,306	5,361
Loss on sale of property and equipment and assets held for sale	51	306	330
Gain on insurance settlements	—	—	(1,082)
Proceeds from insurance settlements	—	—	2,342
Gain on contingent acquisition consideration	—	—	(1,440)
Stock-based compensation expense, net	4,241	6,237	6,237
(Increase) Decrease in —
Accounts receivable, net	(5,436)	266	(11,279)
Inventories, net	(32,417)	(57,107)	26,773
Prepaid expenses and other assets	(1,517)	(1,710)	(996)
(Decrease) Increase in —
Accounts payable	(4,278)	16,835	(3,325)
Customer deposits	16,625	(9,341)	(4,065)
Accrued expenses and long-term liabilities	3,409	4,042	1,573
Net cash provided by operating activities	22,863	4,745	70,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,913)	(14,367)	(13,804)
Proceeds from insurance settlements	—	—	823
Net cash used in acquisition of businesses	(17,062)	(18,725)	(10,524)
Proceeds from sale of property and equipment and assets held for sale	228	994	190
Net cash used in investing activities	(29,747)	(32,098)	(23,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	15,768	70,819	(43,383)
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	2,701	3,158	7,683
Contingent acquisition consideration payments	—	(150)	(3,324)
Payments on tax withholdings for equity awards	(80)	(369)	(510)
Purchase of treasury stock	(5,531)	(42,738)	(695)
Net cash provided by (used in) financing activities	12,858	30,720	(40,229)
NET INCREASE IN CASH AND CASH EQUIVALENTS:	5,974	3,367	6,870
CASH AND CASH EQUIVALENTS, beginning of period	32,611	38,585	41,952
CASH AND CASH EQUIVALENTS, end of period	$38,585	$41,952	$48,822
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,002	$8,482	$12,021
Income taxes	855	457	9,424
Non-cash items:
Held for sale assets classified as property and equipment	3,800	—	—
Accrued tax withholdings upon vesting of equity awards	282	392	1,525
Contingent consideration liabilities from acquisitions	3,307	3,720	—
Adjustment to retained earnings and deferred tax assets to adopt ASU 2016-09	5,197	—	—
Accrued acquisition of property and equipment	—	300	129
Exchange of equity interest for controlling interest	2,860	—	—

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of September 30, 2018, we operated through 63 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, and Texas.  Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2018.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe we represented approximately 42% of Brunswick’s Sea Ray boat sales, during our fiscal 2018.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick.  We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut Yachts.  These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products.  These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets.  We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets.  In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement.  Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2018.  We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with most of our manufacturers, other than Sea Ray, Boston Whaler, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region.  Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations.  Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray and Azimut as a product source.  These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lower consumer spending resulting from a downturn in the housing market and other economic factors adversely affected our business in fiscal 2007, and continued weakness in consumer spending and depressed economic conditions had a substantial negative effect on our business and industry for several years after fiscal 2007.  These conditions caused us to substantially reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as industry conditions continue to improve.  However, we cannot predict the length of unfavorable economic or industry conditions or the extent to which they could adversely affect our operating results nor can we predict the effectiveness of the measures we have taken to address unfavorable economic or industry conditions.

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

Vendor Consideration Received

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 605-50, “Revenue Recognition - Customer Payments and Incentives” (“ASC 605-50”).  ASC 605-50 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 605-50, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.  Further pursuant to ASC 605-50, manufacturer incentives based upon cumulative volume of sales and purchases are recorded when the amounts are probable and reasonably estimable. Accounting for consideration received is not expected to materially change with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, in fiscal 2019.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2017 and 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.8 million and $1.5 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $27.4 million in goodwill.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350.  As of September 30, 2018, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies amongst our locations.  Based upon our most recent analysis, we believe no further impairment of long-lived assets existed as of September 30, 2018.

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

Revenue Recognition

We recognize revenue from boat, motor, and trailer sales, and parts and service operations at the time the boat, motor, trailer, or part is delivered to or accepted by the customer or the service is completed.  We recognize deferred revenue from service operations and slip and storage services on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned from a brokerage sale at the time the related brokerage transaction closes.  We recognize income from the rentals of chartering power yachts on a straight-line basis over the term of the contract as services are completed.  We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales.  We recognize marketing fees earned on credit, life, accident, disability, gap, and hull insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related boat sale is recognized.  Pursuant to negotiated agreements with financial and insurance institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance or insurance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2018, on our experience with repayments or defaults on the related finance or insurance contracts.

We also recognize commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale.  We are charged back for a portion of these commissions should the customer terminate or default on the service contract prior to its scheduled maturity.  We determined the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2018, based upon our experience with terminations or defaults on the service contracts.

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2016	2017	2018
New boat sales	68.5%	70.9%	71.2%
Used boat sales	17.5%	14.9%	14.8%
Maintenance, repair, storage, and charter services	6.0%	6.3%	6.2%
Finance and insurance products	2.5%	2.4%	2.4%
Parts and accessories	3.5%	3.6%	3.6%
Brokerage sales	2.0%	1.9%	1.8%
Total revenue	100.0%	100.0%	100.0%

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

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general, and administrative expenses in the accompanying consolidated statements of operations.  Pursuant to ASC 605-50, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses.  Total advertising and promotional expenses approximated $13.5 million, $16.2 million, and $16.5 million, net of related co-op assistance of approximately $730,000, $779,000, and $653,000, for the fiscal years ended September 30, 2016, 2017, and 2018, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.  NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Early adoption is permitted for annual reporting periods beginning after December 15, 2016. While we have not completed the implementation process, we currently do not believe the adoption of this standard will have a material impact on our consolidated financial statements, or will cause a significant change to our current accounting policies or internal control over financial reporting for revenue recognition on boat, motor, and trailer sales, brokerage commissions, slip and storage services, charter rentals, yacht charter services, and fee income generated from finance and insurance products. However, the timing of revenue recognition for certain parts and service operations will be accelerated, as we have determined these performance obligations are satisfied over time under the new standard. We currently anticipate adopting the standard using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. We are finalizing our cumulative effect adjustment and currently expect that all changes to our revenue recognition methods as a result of adopting the new standard will result in a net, after-tax cumulative effect adjustment to increase retained earnings as of October 1, 2018 in the range of $200,000 to $800,000. We plan to adopt ASU 2014-09 in fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.  While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements, we believe the adoption of ASU 2016-02 will have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations.  We are continuing to evaluate the impact the adoption of ASU 2016-02 will have on our other consolidated financial statements.  Based on our current assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet. We expect to elect the majority of the standard’s available practical expedients on adoption. We are continuing our assessment, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” (“ASU 2017-04”).  This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  We elected to early adopt the new guidance in the fourth quarter of fiscal 2018. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial position, results of operations, or internal controls.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2017 or 2018, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions.  When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2017	2018
	(Amounts in thousands)
Trade receivables, net	$15,860	$18,864
Amounts due from manufacturers	8,192	14,343
Other receivables	609	796
	$24,661	$34,003

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2017	2018
	(Amounts in thousands)
New boats, motors, and trailers	$357,957	$332,320
Used boats, motors, and trailers	35,211	35,999
Parts, accessories, and other	8,133	8,755
	$401,301	$377,074

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2017	2018
	(Amounts in thousands)
Land	$51,283	$56,628
Buildings and improvements	100,284	108,693
Machinery and equipment	33,278	32,155
Furniture and fixtures	3,938	3,925
Vehicles	7,862	9,328
	196,645	210,729
Accumulated depreciation and amortization	(69,485)	(72,013)
	$127,160	$138,716

Depreciation and amortization expense on property and equipment totaled approximately $8.0 million, $9.4 million, and $10.7 million for the fiscal years ended September 30, 2016, 2017, and 2018, respectively.

7.  GOODWILL AND OTHER ASSETS:

In total, current and previous acquisitions have resulted in the recording of $25.9 million and $27.4 million in goodwill as of September 30, 2017 and 2018, respectively.

During February 2006, we became party to a joint venture with Brunswick that acquired certain real estate and assets of Great American Marina for an aggregate purchase price of approximately $11.0 million, of which we contributed approximately $4.0 million and Brunswick contributed approximately $7.0 million.  The terms of the agreement specified that we were to operate and maintain the service business and that Brunswick was to operate and maintain the marina business.  Simultaneously with the closing, the acquired entity became Gulfport Marina, LLC (“Gulfport”).  We accounted for our investment in Gulfport in accordance with FASB Accounting Standards Codification 323, “Investment – Equity Method and Joint Venture”. Accordingly, we adjusted the carrying amount of our investment in Gulfport to recognize our share of earnings or losses, based on the service business we operated. During February 2016, we acquired Brunswick’s interest in the Gulfport joint venture.  After the acquisition of Brunswick’s interest, we reported the complete operations of Gulfport in our consolidated balance sheet as of September 30, 2017 and 2018, and consolidated statement of operations for the remainder of fiscal year 2016, fiscal year 2017, and fiscal year 2018 subsequent to the acquisition in accordance with FASB Accounting Standards Codification 805, “Business Combinations”.

8.  SHORT-TERM BORROWINGS:

In October 2018, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The October 2018 amendment and restatement extended the maturity date of the Credit Facility to October 2021, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.  The October 2018 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility.  The Amended Credit Facility provides a floor plan financing commitment of up to $400.0 million, an increase from the previous limit of $350.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

Advances under the Amended Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off.  Advances on new inventory will generally mature 1,080 days from the original invoice date.  Advances on used inventory will mature 361 days from the date we acquire the used inventory.  Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months.  The curtailment schedule varies based on the type and value of the inventory. The collateral

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the Amended Credit Facility is primarily the Company’s inventory that is financed through the Amended Credit Facility and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Facility.  The Amended Credit Facility contemplates that other lenders may be added by the Company to finance other inventory not financed under this Facility.

As of September 30, 2017 and 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $254.2 million and $212.9 million, respectively. As of September 30, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.7% and 5.5%, respectively. As of September 30, 2018, our additional available borrowings under our Amended Credit Facility were approximately $71.6 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2018, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

9.  INCOME TAXES:

The components of our provision (benefit) from income taxes consisted of the following for the fiscal years ended September 30,

	2016	2017	2018
	(Amounts in thousands)
Current provision (benefit):
Federal	$496	$2,321	$8,055
State	73	(366)	195
Total current provision	$569	$1,955	$8,250
Deferred provision (benefit):
Federal	11,691	10,190	4,205
State	(52)	2,116	1,513
Total deferred provision	11,639	12,306	5,718
Total income tax provision	$12,208	$14,261	$13,968

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2017, the Company recorded a net tax benefit of $1.8 million primarily pertaining to a worthless stock deduction.  The tax benefit of this deduction was primarily based on the write-off of the Company’s investment in its British Virgin Islands subsidiary for US tax purposes.

On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company's blended statutory tax rate for fiscal year 2018 will approximate 24.5% as a result of the change in statutory rates. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of $805,000 for the remeasurement of deferred taxes on the enactment date.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2016	2017	2018
Federal tax provision	35.0%	35.0%	24.5%
State taxes, net of federal effect	3.6%	4.4%	4.1%
Worthless stock deduction	—	(4.8)%	—
Stock based compensation	(0.5)%	0.2%	(2.0)%
Valuation allowance	(3.2)%	(0.1)%	(0.3)%
Foreign rate differential	0.5%	2.4%	—
Effect of Federal Tax Reform	—	—	1.5%
Other	(0.3)%	0.6%	(1.6)%
Effective tax rate	35.1%	37.7%	26.2%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2017	2018
	(Amounts in thousands)
Deferred tax assets:
Inventories	$1,028	$588
Accrued expenses	521	644
Stock based compensation	4,121	2,258
Tax loss carryforwards	3,901	3,910
Other	593	580
Valuation allowance	(246)	(119)
Total long-term deferred tax assets	9,918	7,861
Deferred tax liabilities:
Depreciation and amortization	(1,149)	(4,453)
Total long-term deferred tax liabilities	$(1,149)	$(4,453)
Net deferred tax assets	$8,769	$3,408

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2018, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2017, we no longer had federal net operating loss (NOL) carryforwards for federal income tax purposes. As of September 30, 2018, the Company has state NOL carryforwards of approximately $83.5 million for state income tax purposes, which resulted in a deferred tax asset of $3.9 million, and expire at various dates from 2029 through 2032.

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

In fiscal 2017, the Company released a reserve for an uncertain tax position based on administrative practice in the applicable jurisdiction in the amount of $264,000 of which approximately $177,000 impacted the effective tax rate. As of September 30, 2017 and 2018, we had approximately $0 of gross unrecognized tax benefits.

The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2017 and 2018 is as follows:

	2017	2018
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$254	$-
Increases in tax positions for prior years	10	-
Decreases in tax positions for prior years	(264)	-
Unrecognized tax benefits at the end of the year	$-	$-

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of September 30, 2017 and 2018, interest and penalties represented approximately $0 of the gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities.  Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate.  We are no longer subject to U.S. Federal tax assessments for fiscal years prior to 2014, and we are not subject to assessments prior to the 2013 fiscal year for the majority of the State jurisdictions.

10.  SHAREHOLDERS’ EQUITY:

In August 2017, our Board of Directors approved a new share repurchase plan allowing our company to repurchase up to 2,000,000 shares of our common stock through September 30, 2019.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions.  Through September 30, 2018 we had purchased an aggregate of 4,470,731 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $75.3 million.  As of September 30, 2018, approximately 342,885 shares remained available for future purchases under the share repurchase program.

11.  STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2016, 2017, and 2018 was approximately $2.7 million, $3.2 million, and $7.7 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes option activity from September 30, 2017 through September 30, 2018:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2017	1,386,561	1,207,504	$5,737	$11.81	5.3
Options granted	(5,000)	5,000	—	18.95
Options cancelled/forfeited/expired	14,750	(14,750)	—	12.27
Options exercised	—	(586,531)	—	11.48
Restricted stock awards granted	(341,517)	—	—	—
Restricted stock awards forfeited	61,925	—	—	—
Additional shares of stock issued	(69,472)	—	—	—
Balance as of September 30, 2018	1,047,247	611,223	$5,544	$12.18	4.4
Exercisable as of September 30, 2018		607,889	$5,537	$12.14	4.4

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2016 and September 30, 2018 was $6.88 and $8.42, respectively. No options were granted during the fiscal year ended September 30, 2017. The total intrinsic value of options exercised during the fiscal years ended September 30, 2016, 2017, and 2018 was approximately $3.6 million, $1.6 million, and $6.3 million, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017 and 2018, there were approximately $200,000 and $100,000, respectively, of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 1.8 years.  The total fair value of options vested during the fiscal years ended September 30, 2016, 2017, and 2018 was approximately $0.2 million, $2.5 million and $1.3 million, respectively.

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

Below are the weighted-average assumptions used for the fiscal years ended September 30, 2016 and 2018. No options were granted for the fiscal year ended September 30, 2017.

	2016	2017	2018
Dividend yield	0.0%	—	0.0%
Risk-free interest rate	1.0%	—	2.7%
Volatility	48.2%	—	45.4%
Expected life	5.0 years	—	5.0 years

13.  EMPLOYEE STOCK PURCHASE PLAN:

During February 2012, our shareholders approved a proposal to amend our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares. During February 2018, our Board of Directors approved a proposal to amend the Stock Purchase Plan to extend it such that the final annual offering will be in 2027. The Stock Purchase Plan as amended provides for up to 1,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service.  In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan.  The Stock Purchase Plan provides for implementation of up to 20 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year.  Each annual offering may be divided into two six-month offerings.  For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering.  The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period.  However, no participant may purchase more than $25,000 worth of common stock annually.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2016	2017	2018
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.7%	1.5%
Volatility	50.9%	40.9%	49.9%
Expected life	Six months	Six months	Six months

As of September 30, 2018, we had issued 860,535 shares of common stock under our Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes restricted stock award activity from September 30, 2017 through September 30, 2018:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2017	606,543	$16.53
Changes during the period
Awards granted	341,517	$20.13
Awards vested	(181,809)	$16.55
Awards forfeited	(61,925)	$17.15
Non-vested balance as of September 30, 2018	704,326	$17.61

As of September 30, 2018, we had approximately $6.3 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

15.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2016	2017	2018
Weighted average common shares outstanding used in calculating basic income per share	24,203,947	23,966,611	22,269,378
Effect of dilutive options and non-vested restricted stock awards	616,900	712,189	761,284
Weighted average common and common equivalent shares used in calculating diluted income per share	24,820,847	24,678,800	23,030,662

During the fiscal years ended September 30, 2016, 2017, and 2018 there were 140,521, 18,526, and 1,288 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, wet slips, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $7.1 million, $8.3 million, and $8.4 million for the fiscal years ended September 30, 2016, 2017, and 2018, respectively.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating leases as of September 30, 2018, were as follows:

(Amounts in thousands)
2019	7,296
2020	7,077
2021	6,077
2022	4,961
2023	4,835
Thereafter	25,361
Total	$55,607

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

17.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age.  Under the Plan, we matched 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation, in fiscal 2016 and 2017, and 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation in fiscal 2018. We contributed, under the Plan, or pursuant to previous similar plans, approximately $713,000, $765,000, and $1.9 million for the fiscal years ended September 30, 2016, 2017, and 2018, respectively.

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

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
	(Amounts in thousands except share and per share data)
Revenue	$226,875	$245,018	$329,809	$250,618	$236,921	$270,605	$361,254	$308,591
Cost of sales	173,737	183,959	245,017	184,292	177,672	201,312	270,567	229,587
Gross profit	53,138	61,059	84,792	66,326	59,249	69,293	90,687	79,004
Selling, general, and administrative expenses	47,095	54,781	59,557	58,593	50,246	58,659	64,089	62,056
Income from operations	6,043	6,278	25,235	7,733	9,003	10,634	26,598	16,948
Interest expense	1,569	2,045	1,897	1,970	2,542	2,840	2,499	2,022
Income before income income tax provision	4,474	4,233	23,338	5,763	6,461	7,794	24,099	14,926
Income tax provision	1,831	1,484	9,094	1,852	2,249	1,610	6,723	3,386
Net income	$2,643	$2,749	$14,244	$3,911	$4,212	$6,184	$17,376	$11,540
Net income per share:
Diluted	$0.11	$0.11	$0.57	$0.17	$0.19	$0.27	$0.75	$0.50
Weighted average number of shares:
Diluted	24,923,125	25,116,359	25,095,398	23,591,854	22,712,648	22,940,594	23,182,546	23,286,206