Form 10-Q
period 2018-12-31
MARINEMAX INC
filed 2019-01-30
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on January 25, 2019 was 27,320,216.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2018
Revenue	$236,921	$241,937
Cost of sales	177,672	178,459
Gross profit	59,249	63,478

Selling, general, and administrative expenses	50,246	54,492
Income from operations	9,003	8,986

Interest expense	2,542	2,516
Income before income tax provision	6,461	6,470

Income tax provision	2,249	1,560
Net income	$4,212	$4,910

Basic net income per common share	$0.19	$0.22

Diluted net income per common share	$0.19	$0.21

Weighted average number of common shares used in computing net income per common share:

Basic	21,986,981	22,779,567
Diluted	22,712,648	23,400,685

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,822	$38,581
Accounts receivable, net	34,003	25,711
Inventories, net	377,074	445,465
Prepaid expenses and other current assets	5,392	10,904
Total current assets	465,291	520,661

Property and equipment, net of accumulated depreciation of $72,013 and $74,344	138,716	138,730
Goodwill and other long-term assets, net	33,123	33,715
Deferred tax assets, net	3,408	2,588
Total assets	$640,538	$695,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,134	$11,840
Customer deposits	17,006	21,071
Accrued expenses	32,926	29,790
Short-term borrowings	212,949	270,715
Total current liabilities	286,015	333,416
Long-term liabilities	1,431	840
Total liabilities	287,446	334,256
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2018 and December 31, 2018	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,141,267 and 27,317,327 shares issued and 22,670,536 and 22,833,093 shares outstanding as of September 30, 2018 and December 31, 2018, respectively	27	27
Additional paid-in capital	262,250	265,516
Retained earnings	166,071	171,380
Treasury stock, at cost, 4,470,731 and 4,484,234 shares held as of September 30, 2018 and December 31, 2018, respectively	(75,256)	(75,485)
Total shareholders’ equity	353,092	361,438
Total liabilities and shareholders’ equity	$640,538	$695,694

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$166,071	$(75,256)	$353,092
Net income	—	—	—	4,910		4,910
Purchase of treasury stock	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	-
Shares issued upon exercise of stock options	108,275	—	1,311	—	—	1,311
Stock-based compensation	2,135	—	1,448	—	—	1,448
Cumulative effect of change in accounting principle - revenue recognition, net of tax	—	—	—	399	—	399
BALANCE, December 31, 2018	27,317,327	$27	$265,516	$171,380	$(75,485)	$361,438

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,212	$4,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,461	2,775
Deferred income tax provision	1,298	683
(Gain) loss on sale of property and equipment and assets held for sale	(21)	84
Gain on insurance settlements	(82)	—
Proceeds from insurance settlements	906	475
Stock-based compensation expense	1,507	1,448
(Increase) decrease in —
Accounts receivable, net	(5,035)	7,817
Inventories, net	(39,419)	(68,946)
Prepaid expenses and other assets	(872)	(5,013)
Increase (decrease) in —
Accounts payable	(16,066)	(11,294)
Customer deposits	(1,410)	4,065
Accrued expenses and long-term liabilities	(3,663)	(2,093)
Net cash used in operating activities	(56,184)	(65,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,724)	(3,025)
Proceeds from insurance settlements	146	—
Proceeds from sale of property and equipment and assets held for sale	101	43
Net cash used in investing activities	(2,477)	(2,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	53,562	57,766
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,352	1,818
Contingent acquisition consideration payments	(2,826)	—
Payments on tax withholdings for equity awards	(118)	(1,525)
Purchase of treasury stock	(695)	(229)
Net cash provided by financing activities	52,275	57,830
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,386)	(10,241)
CASH AND CASH EQUIVALENTS, beginning of period	41,952	48,822
CASH AND CASH EQUIVALENTS, end of period	$35,566	$38,581
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,841	$2,711
Income taxes	—	—
Non-cash items:
Accrued acquisition of property and equipment	364	—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of December 31, 2018, we operated through 63 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

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

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 11% of our revenue in fiscal 2018. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida, in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as industry conditions continue to improve.

2.	BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2018, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2018, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three months ended December 31, 2018, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of December 31, 2018 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), a converged standard on revenue recognition.  The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The new accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures).

The new accounting standard is effective for reporting periods beginning after December 15, 2017. We adopted the accounting standard effective October 1, 2018, using the modified retrospective approach applied only to contracts not completed as of the date of adoption, with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605. We recognized a net after-tax cumulative effect adjustment to retained earnings of $399,000 as of the date of adoption. The details and quantitative impacts of the significant changes are described below.

We previously recognized revenue for parts and service operations (boat maintenance and repairs) when the services were completed and recorded amounts due to us as receivables. Under ASC Topic 606, performance obligations associated with parts and service operations are satisfied over time, which results in the acceleration of revenue recognition, and amounts due to us are reflected as a contract asset until the right to such consideration becomes unconditional, at which time amounts due to us are reclassified to receivables.

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
December 31, 2018	As Reported	Topic 606	Higher/(Lower)
Inventories, net	$445,465	$446,228	$(763)
Prepaid expenses and other current assets	10,904	6,940	3,964
Deferred tax assets, net	2,588	2,725	(137)
Accounts payable	11,840	11,703	137
Accrued expenses	29,790	27,725	2,065
Retained earnings	171,380	170,518	862

Consolidated Statements of Operations Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Three Months Ended December 31, 2018	As Reported	Topic 606	Higher/(Lower)
Revenue	$241,937	$241,130	$807
Cost of sales	178,459	178,252	207
Income from operations	8,986	8,386	600
Income before income tax provision	6,470	5,870	600
Income tax provision	1,560	1,423	137
Net Income	4,910	4,447	463

Consolidated Statements of Cash flows
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Three Months Ended December 31, 2018	As Reported	Topic 606	Higher/(Lower)
Net income	$4,910	$4,447	$463
(Increase) decrease in —
Inventories, net	(68,946)	(69,154)	208
Prepaid expenses and other assets	(5,013)	(2,140)	(2,873)
Increase (decrease) in —
Accounts payable	(11,294)	(11,431)	137
Accrued expenses and other long-term liabilities	(2,093)	(4,158)	2,065

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.  While we are continuing to evaluate the impact of the adoption of ASU 2016-02 on our unaudited condensed consolidated financial statements, we believe the adoption of ASU 2016-02 will have a significant and material impact to our unaudited condensed consolidated balance sheet given our current lease agreements for our leased retail locations.  We are continuing to evaluate the impact the adoption of ASU 2016-02 will have on our other unaudited condensed consolidated financial statements.  Based on our current assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our unaudited condensed consolidated balance sheet. We expect to elect the majority of the standard’s available practical expedients on adoption. We are continuing our assessment, which may identify additional impacts this standard will have on our unaudited condensed consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

.

4.	REVENUE RECOGNITION:

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor, or trailer at such time. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2018, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation and average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $4.0 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and December 31, 2018, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2018.

Three Months Ended
December 31,
2018
Goods and services transferred at a point in time	88.3%
Goods and services transferred over time	11.7%
Total Revenue	100.0%

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  As of September 30, 2018 and December 31, 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2018.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2018 and December 31, 2018, we had a valuation allowance on our deferred tax assets of $119,000.

During the three months ended December 31, 2017 and 2018 we recognized an income tax provision of $2.2 million and $1.6 million, respectively. The effective income tax rate for the three months ended December 31, 2017 and 2018 was 34.8% and 24.1%, respectively. Due to the passage of the Tax Cuts and Jobs Act legislation in December 2017 which lowered the federal corporate tax rate from 35% to 21% (among other changes), our deferred tax assets were re-measured as of December 31, 2017 resulting in an approximately $889,000 reduction in our beginning deferred tax assets and corresponding increase in our income tax provision for the three months ended December 31, 2017.

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

As of December 31, 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $270.7 million. As of December 31, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.7% and 5.5%, respectively. As of December 31, 2018, our additional available borrowings under our Amended Credit Facility were approximately $60.1 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2018, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended December 31, 2017 and 2018, we recognized stock-based compensation expense of approximately $1.5 million and $1.4 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended December 31, 2017 and 2018, was approximately $2.4 million and $1.8 million, respectively.  We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes activity from our incentive stock plans from September 30, 2018 through December 31, 2018:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2018	1,047,247	611,223	$5,544	$12.18	4.4
Options granted	-	-	-	-
Options cancelled/forfeited/expired	4,667	(4,667)	-	5.42
Options exercised	-	(108,275)	-	12.11
Restricted stock awards issued	(319,624)	-	-	-
Restricted stock awards forfeited	2,700	-	-	-
Additional shares of stock issued	(2,135)	-	-	-
Balance as of December 31, 2018	732,855	498,281	$2,986	$12.26	4.4

Exercisable as of December 31, 2018		494,947	$2,986	$12.21	4.3

No options were granted for the three months ended December 31, 2017 and 2018. The total intrinsic value of options exercised during the three months ended December 31, 2017 and 2018 was $1.9 million and $1.3 million, respectively. The total fair value of options vested during the three months ended December 31, 2017 and 2018 was approximately $1.3 million and $0, respectively.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2017	2018
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.2%	2.4%
Volatility	50.9%	52.2%
Expected life	Six months	Six months

As of December 31, 2018, we had issued 891,185 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2018 through December 31, 2018:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2018	704,326	$17.61
Changes during the period
Awards granted	319,624	$20.89
Awards vested	(35,000)	$20.40
Awards forfeited	(2,700)	$20.60
Non-vested balance as of December 31, 2018	986,250

As of December 31, 2018, we had approximately $11.7 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.5 years.

13.	NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share:

	Three Months Ended
	December 31,
	2017	2018
Weighted average common shares outstanding used in calculating basic income per share	21,986,981	22,779,567
Effect of dilutive options and non-vested restricted stock awards	725,667	621,118
Weighted average common and common equivalent shares used in calculating diluted income per share	22,712,648	23,400,685

For the three months ended December 31, 2017 and 2018, there were 116,844 and no weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2018, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; and the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed one acquisition in the fiscal year ended September 30, 2017, three acquisitions in the fiscal year ended September 30, 2018, and no acquisitions to date in fiscal 2019.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida, in which we generated approximately 55%, 55%, and 51% of our revenue during fiscal 2016, 2017, and 2018, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions and new store openings remain important strategies to our company, and we plan to accelerate our growth through these strategies as industry conditions continue to improve.

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

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor, or trailer at such time. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2018, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation and average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $4.0 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and December 31, 2018, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

Vendor Consideration Received

We account for consideration received from our vendors in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASC 606 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 606, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.  Our consideration received from our vendors contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and the ability to meet certain criteria stipulated by our vendors.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our vendor considerations which would result in a material effect on our operating results.

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2018 and December 31, 2018, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2017, we purchased Hall Marine Group, a privately owned boat dealer in the Southeast United States with locations in North Carolina, South Carolina, and Georgia, resulting in the recording of $16.0 million in goodwill. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $27.4 million in goodwill. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2018, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2018. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of December 31, 2018, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2018, with the three months ended December 31, 2017 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Revenue.  Revenue increased $5.0 million, or 2.1%, to $241.9 million for the three months ended December 31, 2018, from $236.9 million for the three months ended December 31, 2017. Of this increase, $1.1 million was attributable to a 0.5% increase in comparable-store sales and an approximate $3.9 million net increase related to stores opened that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to incremental increases in new boat sales and incremental increases in storage services, finance and insurance products, service revenue, charter rentals and parts revenue.

Gross Profit.  Gross profit increased $4.3 million, or 7.3%, to $63.5 million for the three months ended December 31, 2018, from $59.2 million for the three months ended December 31, 2017. Gross profit as a percentage of revenue increased to 26.2% for the three months ended December 31, 2018 from 25.0% for the three months ended December 31, 2017. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new and used boat sales. The increase in gross profit dollars was primarily attributable to the increase in our gross margins. Additionally, our higher margin service and storage services increased as a percentage of revenue, contributing to our overall margins increasing accordingly.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $4.3 million, or 8.6%, to $54.5 million for the three months ended December 31, 2018, from $50.2 million for the three months ended December 31, 2017. Selling, general, and administrative expenses as a percentage of revenue increased to 22.5% for the three months ended December 31, 2018 from 21.2% for the three months ended December 31, 2017. The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions, new store openings, and the reestablishing of our British Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017.

Interest Expense.  Interest expense decreased $26,000, or 1.0%, to $2.52 million for the three months ended December 31, 2018 from $2.54 million for the three months ended December 31, 2017. Interest expense as a percentage of revenue decreased to 1.0% for the three months ended December 31, 2018 from 1.1% for the three months ended December 31, 2017. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes.  Income tax expense decreased $689,000, or 30.6%, to $1.6 million for the three months ended December 31, 2018 from $2.2 million for the three months ended December 31, 2017. Our effective income tax rate decreased to 24.1% for the three months ended December 31, 2018 from 34.8% for three months ended December 31, 2017. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017 which lowered the federal corporate tax rate from 35% to 21%, and required the re-measurement of our beginning deferred tax assets and liabilities which resulted in an additional charge to income tax expense of $889,000 in the first quarter of fiscal 2018.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2018, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2018 and 2017, cash used in operating activities was approximately $65.1 million and $56.2 million, respectively.  For the three months ended December 31, 2018, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in prepaid expenses and other assets, decreases in accounts payable, seasonal declines in accrued expenses, partially offset by decreases in accounts receivable, increases in customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the three months ended December 31, 2017, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in accounts receivable, decreases in accounts payable, seasonal declines in accrued expenses and customer deposits, partially offset by insurance proceeds received as a result of Hurricane Irma and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense

For the three months ended December 31, 2018 and 2017, cash used in investing activities was approximately $3.0 million and $2.5 million, respectively. For the three months ended December 31, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2017, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and making capital improvements as a result of Hurricane Irma.

For the three months ended December 31, 2018 and 2017, cash provided by financing activities was approximately $57.8 million and $52.3 million, respectively.  For the three months ended December 31, 2018, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the three months ended December 31, 2017, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and contingent consideration payments from acquisitions.

In October 2018, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The October 2018 amendment and restatement extended the maturity date of the Credit Facility to October 2020, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The October 2018 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $400.0 million, an increase from the previous limit of $350 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of December 31, 2018, our indebtedness associated with financing our inventory and working capital needs totaled approximately $270.7 million. As of December 31, 2017 and 2018, the interest rate on the outstanding short-term borrowings was approximately 4.7% and 5.5%, respectively. As of December 31, 2018, our additional available borrowings under our Amended Credit Facility were approximately $60.1 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2018, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.7 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2018 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of December 31, 2018, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Ability of government to fund and conduct its operations.

The impact of a government shutdown for any significant duration could impact discretionary income and financial markets in the US among our customers or potential customers. Also, any significant long term shutdown or under staffing of government agencies who interact with the marine industry could result in a material adverse effect on our business, financial condition, and results of operations. Such a decrease in discretionary income, turbulent financial markets, lack of government agency support, or other yet unknown impacts, could result in a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchase of our common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	-	-	-	342,885
November 1, 2018 - November 30, 2018	-	-	-	342,885
December 1, 2018 - December 31, 2018	13,503	16.89	13,503	329,382
Total	13,503	$16.89	13,503	329,382

(1)

Purchases were made pursuant to the share repurchase program announced by the Company on August 2, 2017. Under the terms of the program, the Company is authorized to purchase up to 2.0 million shares of its common stock through September 30, 2019, and 329,382 shares are still available to be purchased under this share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.21(r)†

Fourth Amended and Restated Inventory Financing Agreement, executed on October 25, 2018, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc., M&T Bank and Branch Banking & Trust Company.

10.21(s)†	Fifth Amended and Restated Program Terms Letter, executed on October 26, 2018, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

January 30, 2019	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)