Form 10-Q
period 2019-03-31
MARINEMAX INC
filed 2019-05-01
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on April 26, 2019 was 27,323,100.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Revenue	$270,605	$303,586	$507,526	$545,523
Cost of sales	201,312	229,384	378,984	407,843
Gross profit	69,293	74,202	128,542	137,680

Selling, general, and administrative expenses	58,659	63,976	108,905	118,468
Income from operations	10,634	10,226	19,637	19,212

Interest expense	2,840	3,033	5,382	5,549
Income before income tax provision	7,794	7,193	14,255	13,663

Income tax provision	1,610	1,890	3,859	3,450
Net income	$6,184	$5,303	$10,396	$10,213

Basic net income per common share	$0.28	$0.23	$0.47	$0.45

Diluted net income per common share	$0.27	$0.23	$0.46	$0.44

Weighted average number of common shares used in computing net income per common share:

Basic	22,173,194	22,836,571	22,079,065	22,807,756
Diluted	22,940,594	23,417,688	22,825,598	23,408,873

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,822	$63,598
Accounts receivable, net	34,003	45,505
Inventories, net	377,074	454,557
Prepaid expenses and other current assets	5,392	8,839
Total current assets	465,291	572,499

Property and equipment, net of accumulated depreciation of $72,013 and $77,019	138,716	140,883
Goodwill and other long-term assets, net	33,123	33,876
Deferred tax assets, net	3,408	1,767
Total assets	$640,538	$749,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,134	$11,626
Customer deposits	17,006	33,330
Accrued expenses	32,926	37,098
Short-term borrowings	212,949	297,530
Total current liabilities	286,015	379,584
Long-term liabilities	1,431	952
Total liabilities	287,446	380,536
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2018 and March 31, 2019	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,141,267 and 27,321,227 shares issued and 22,670,536 and 22,836,993 shares outstanding as of September 30, 2018 and March 31, 2019, respectively	27	27
Additional paid-in capital	262,250	267,264
Retained earnings	166,071	176,683
Treasury stock, at cost, 4,470,731 and 4,484,234 shares held as of September 30, 2018 and March 31, 2019, respectively	(75,256)	(75,485)
Total shareholders’ equity	353,092	368,489
Total liabilities and shareholders’ equity	$640,538	$749,025

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$166,071	$(75,256)	$353,092
Net income	—	—	—	10,213		10,213
Purchase of treasury stock	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	-
Shares issued upon exercise of stock options	109,275	—	1,319	—	—	1,319
Stock-based compensation	5,035	—	3,188	—	—	3,188
Cumulative effect of change in accounting principle - revenue recognition, net of tax	—	—	—	399	—	399
BALANCE, March 31, 2019	27,321,227	$27	$267,264	$176,683	$(75,485)	$368,489

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,396	$10,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,113	5,576
Deferred income tax provision	2,245	1,504
Loss on sale of property and equipment	63	42
Gain on insurance settlements	(906)	—
Proceeds from insurance settlements	1,849	475
Stock-based compensation expense	3,209	3,188
(Increase) decrease in —
Accounts receivable, net	(12,638)	(12,257)
Inventories, net	(20,129)	(78,038)
Prepaid expenses and other assets	602	(3,109)
Increase (decrease) in —
Accounts payable	(8,545)	(11,508)
Customer deposits	(1,099)	16,324
Accrued expenses and long-term liabilities	470	5,389
Net cash used in operating activities	(19,370)	(62,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,203)	(7,931)
Proceeds from insurance settlements	646	280
Net cash used in acquisition of businesses, primarily property and equipment and inventory	(2,085)	—
Proceeds from sale of property and equipment	130	104
Net cash used in investing activities	(8,512)	(7,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	42,825	84,581
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	3,947	1,826
Contingent acquisition consideration payments	(2,926)	(129)
Payments on tax withholdings for equity awards	(118)	(1,525)
Purchase of treasury stock	(695)	(229)
Net cash provided by financing activities	43,033	84,524
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,151	14,776
CASH AND CASH EQUIVALENTS, beginning of period	41,952	48,822
CASH AND CASH EQUIVALENTS, end of period	$57,103	$63,598
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,304	$6,282
Income taxes	2,565	3,124

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of March 31, 2019, we operated through 64 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

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

In June 2018, Brunswick announced it was discontinuing Sea Ray sport yacht and yacht models.  Sea Ray sport yacht and yacht models represented approximately 10% of revenue during fiscal year 2018. Through the period ended March 31, 2019, our brand and product diversification allowed us to replace the Sea Ray sport yacht and yacht revenue.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2019, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of March 31, 2019, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and six months ended March 31, 2019, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 28 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of March 31, 2019 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
March 31, 2019	As Reported	Topic 606	Higher/(Lower)
Inventories, net	$454,557	$454,607	$(50)
Prepaid expenses and other current assets	8,839	5,722	3,117
Deferred tax assets, net	1,767	1,904	(137)
Accounts payable	11,626	11,626	-
Accrued expenses	37,098	34,567	2,531
Retained earnings	$176,683	$176,284	$399

Consolidated Statements of Operations Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Three Months Ended March 31, 2019	As Reported	Topic 606	Higher/(Lower)
Revenue	$303,586	$304,900	$(1,314)
Cost of sales	229,384	230,098	(714)
Income from operations	10,226	10,826	(600)
Income before income tax provision	7,193	7,793	(600)
Income tax provision	1,890	2,027	(137)
Net Income	$5,303	$5,766	$(463)

	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Six Months Ended March 31, 2019	As Reported	Topic 606	Higher/(Lower)
Revenue	$545,523	$546,030	$(507)
Cost of sales	407,843	408,350	(507)
Income from operations	19,212	19,212	-
Income before income tax provision	13,663	13,663	-
Income tax provision	3,450	3,450	-
Net Income	$10,213	$10,213	$-

Consolidated Statements of Cash flows
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Six Months Ended March 31, 2019	As Reported	Topic 606	Higher/(Lower)
Net income	$10,213	$10,213	$-
(Increase) decrease in —
Inventories, net	(78,038)	(77,533)	(505)
Prepaid expenses and other assets	(3,109)	(1,083)	(2,026)
Increase (decrease) in —
Accounts payable	(11,508)	(11,508)	-
Accrued expenses and other long-term liabilities	$5,389	$2,858	$2,531

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

A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. While we are still evaluating the method of adoption, we currently anticipate adopting the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment, if any, recognized as of the date of adoption. We are continuing our assessment, which may identify additional impacts this standard will have on our unaudited condensed consolidated financial statements and related disclosures and internal control over financial reporting. We plan to adopt ASU 2016-02 in fiscal 2020.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $3.1 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and March 31, 2019, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31, 2019.

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2019	2019
Goods and services transferred at a point in time	92.4%	90.6%
Goods and services transferred over time	7.6%	9.4%
Total Revenue	100.0%	100.0%

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  As of September 30, 2018 and March 31, 2019, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $2.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2019.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2018 and March 31, 2019, we had a valuation allowance on our deferred tax assets of $119,000.

During the three months ended March 31, 2018 and 2019 we recognized an income tax provision of $1.6 million and $1.9 million, respectively. During the six months ended March 31, 2018 and 2019, we recognized an income tax provision of $3.9 million and $3.5 million, respectively. The effective income tax rate for the three months ended March 31, 2018 and 2019 was 20.7% and 26.3%, respectively. The effective income tax rate for the six months ended March 31, 2018 and 2019 was 27.1% and 25.3%, respectively. Due to the passage of the Tax Cuts and Jobs Act legislation in December 2017 which lowered the federal corporate tax rate from 35% to 21% (among other changes), our deferred tax assets were re-measured as of December 31, 2017 resulting in an approximately $889,000 reduction in our beginning deferred tax assets and corresponding increase in our income tax provision for the six months ended March 31, 2018, partially offset by the utilization of Hurricane Irma and Hurricane Harvey Employee Retention credits in fiscal 2018.

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

As of March 31, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $297.5 million. As of March 31, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 6.0%, respectively. As of March 31, 2019, our additional available borrowings under our Amended Credit Facility were approximately $44.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2019, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended March 31, 2018 and 2019, we recognized stock-based compensation expense of approximately $1.7 million in each period, and for the six months ended March 31, 2018 and 2019, we recognized stock-based compensation expense of approximately $3.2 million in each period, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended March 31, 2018 and 2019, was approximately $1.6 million and $0.1 million, respectively and for the six months ended March 31, 2018 and 2019, was approximately $3.9 million and $1.8 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes activity from our incentive stock plans from September 30, 2018 through March 31, 2019:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2018	1,047,247	611,223	$5,544	$12.18	4.4
Options granted	-	-	-	-
Options cancelled/forfeited/expired	7,167	(7,167)	-	4.13
Options exercised	-	(109,275)	-	12.07
Restricted stock awards issued	(319,624)	-	-	-
Restricted stock awards forfeited	5,850	-	-	-
Additional shares of stock issued	(5,035)	-	-	-
Balance as of March 31, 2019	735,605	494,781	$3,386	$12.32	4.1

Exercisable as of March 31, 2019		491,447	$3,386	$12.27	4.1

No options were granted for the six months ended March 31, 2018 and 2019. The total intrinsic value of options exercised during the six months ended March 31, 2018 and 2019, was $3.7 million and $1.3 million, respectively. The total fair value of options vested during the six months ended March 31, 2018 and 2019, was approximately $1.3 million and $0, respectively.

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

During February 2019, our shareholders approved a proposal to amend our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	2.4%	1.2%	2.4%
Volatility	50.9%	52.2%	50.9%	52.2%
Expected life	Six months	Six months	Six months	Six months

As of March 31, 2019, we had issued 891,185 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2018 through March 31, 2019:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2018	704,326	$17.61
Changes during the period
Awards granted	319,624	$20.89
Awards vested	(35,000)	$20.40
Awards forfeited	(5,850)	$18.75
Non-vested balance as of March 31, 2019	983,100

As of March 31, 2019, we had approximately $10.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.3 years.

13.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Weighted average common shares outstanding used in calculating basic income per share	22,173,194	22,836,571	22,079,065	22,807,756
Effect of dilutive options and non-vested restricted stock awards	767,400	581,117	746,533	601,117
Weighted average common and common equivalent shares used in calculating diluted income per share	22,940,594	23,417,688	22,825,598	23,408,873

For the three months ended March 31, 2018 and 2019, there were no weighted average shares related to options outstanding and non-vested restricted stock awards and 5,082 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the six months ended March 31, 2018 and 2019, there were no weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2019, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2018 revenue approaching $1.2 billion. Through our current 67 retail locations in 16 states (as of the filing of this Quarterly Report on 10-Q), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 29 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed one acquisition in the fiscal year ended September 30, 2017, three acquisitions in the fiscal year ended September 30, 2018, and one acquisition to date in fiscal 2019.

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

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and will yield in the future, an increase in revenue. We expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential as industry conditions continue to recover.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $3.1 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and March 31, 2019, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2018 and March 31, 2019, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $2.0 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $27.4 million in goodwill.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of March 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2019. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of March 31, 2019, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

During the first quarter of fiscal 2018, the Company recorded a reduction of our beginning deferred tax assets of approximately $889,000 and a corresponding increase in our income tax provision as a result of the Tax Cuts and Jobs Act legislation passed in December 2017, which lowered the federal corporate tax rate from 35% to 21%, among other changes.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2019, with the three and six months ended March 31, 2018 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Revenue.  Revenue increased $33.0 million, or 12.2%, to $303.6 million for the three months ended March 31, 2019, from $270.6 million for the three months ended March 31, 2018. This increase was primarily attributable to a 12.2% increase in comparable-store sales. The increase in our comparable-store sales was primarily due to increases in new and used boat revenue.

Gross Profit.  Gross profit increased $4.9 million, or 7.1%, to $74.2 million for the three months ended March 31, 2019, from $69.3 million for the three months ended March 31, 2018. Gross profit as a percentage of revenue decreased to 24.4% for the three months ended March 31, 2019 from 25.6% for the three months ended March 31, 2018. The decrease in gross profit as a percentage of revenue was primarily the result of increased used boat sales because used boat sales generally carry the lowest margins contributing to our overall decreased margins. The increase in gross profit dollars was primarily attributable to increased new and used boat sales. Additionally, with strong comparable-store sales of 12.2% our higher margin parts and service businesses decreased as a percentage of revenue, contributing to our overall decreased margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $5.3 million, or 9.1%, to $64.0 million for the three months ended March 31, 2019, from $58.7 million for the three months ended March 31, 2018. Selling, general, and administrative expenses as a percentage of revenue decreased to 21.1% for the three months ended March 31, 2019 from 21.7% for the three months ended March 31, 2018. The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions, new store openings, and the reestablishing of our British Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017. Additionally, to combat generally less favorable weather in certain markets, we expanded our marketing investment in an effort to drive greater sales.

Interest Expense.  Interest expense increased $0.2 million, or 6.8%, to $3.0 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018. Interest expense as a percentage of revenue remained consistent at 1.0% for the three months ended March 31, 2019 and for the three months ended March 31, 2018. The increase in interest expense was primarily the result of increasing interest rates.

Income Taxes.  Income tax expense increased $0.3 million, or 17.4%, to $1.9 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. Our effective income tax rate increased to 26.3% for the three months ended March 31, 2019 from 20.7% for three months ended March 31, 2018. The increase was mainly due to the utilization of Hurricane Irma and Hurricane Harvey Employee Retention Credits which lowered our effective tax rate for the three months ended March 31, 2018.

Six Months Ended March 31, 2019 Compared with Six Months Ended March 31, 2018

Revenue.  Revenue increased $38.0 million, or 7.5%, to $545.5 million for the six months ended March 31, 2019, from $507.5 million for the six months ended March 31, 2018.  Of this increase, $34.1 million was attributable to a 6.7% increase in comparable-store sales and a $3.9 million increase was attributable to stores acquired that were not eligible for inclusion in the comparable-store base. The increase in our store revenue was due primarily to increases in new and used boat sales and our higher margin finance and insurance products, parts, service, and storage services.

Gross Profit.  Gross profit increased $9.2 million, or 7.1%, to $137.7 million for the six months ended March 31, 2019, from $128.5 million for the six months ended March 31, 2018.  Gross profit as a percentage of revenue decreased to 25.2% for the six months ended March 31, 2019 from 25.3% for the six months ended March 31, 2018. The increase in boat sales relative to our overall revenue caused our higher margin brokerage, finance and insurance, and parts and accessories products to decrease as a percentage of revenue, contributing to our overall decreased margins. The increase in gross profit dollars was primarily the result of increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $9.6 million, or 8.8%, to $118.5 million for the six months ended March 31, 2019, from $108.9 million for the six months ended March 31, 2018.  Selling, general, and administrative expenses as a percentage of revenue increased to 21.7% for the six months ended March 31, 2019 from 21.5% for the six months March 31, 2018.  The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions, new store openings, additional marketing expenses to drive sales growth, and the reestablishing of our British Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017.

Interest Expense.  Interest expense increased $0.2 million, or 3.1%, to $5.6 million for the six months ended March 31, 2019, from $5.4 million for the six months ended March 31, 2018.  Interest expense as a percentage of revenue decreased to 1.0% for the six months ended March 31, 2019 from 1.1% for the six months ended March 31, 2018.  The increase in interest expense was primarily the result of increases in interest rates.

Income Taxes.  Income tax expense decreased $0.4 million, or 10.6%, to $3.5 million for the six months ended March 31, 2019, from $3.9 million for the six months ended March 31, 2018. Our effective income tax rate decreased to 25.3% for the six months ended March 31, 2019 from 27.1% for six months ended March 31, 2018. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%, partially offset by the utilization of Hurricane Irma and Hurricane Harvey Employee Retention Credits during the six months ended March 31, 2018.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of March 31, 2019, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2019 and 2018, cash used in operating activities was approximately $62.2 million and $19.4 million, respectively.  For the six months ended March 31, 2019, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in prepaid expenses and other assets, increases in accounts receivable, decreases in accounts payable, partially offset by increases in customer deposits, increases in accrued expenses, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the six months ended March 31, 2018, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in accounts receivable, decreases in accounts payable and customer deposits, partially offset by insurance proceeds received as a result of Hurricane Irma and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the six months ended March 31, 2019 and 2018, cash used in investing activities was approximately $7.5 million and $8.5 million, respectively. For the six months ended March 31, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the six months ended March 31, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase inventory and property and equipment associated with business acquisitions, and make capital improvements as a result of Hurricane Irma.

For the six months ended March 31, 2019 and 2018, cash provided by financing activities was approximately $84.5 million and $43.0 million, respectively.  For the six months ended March 31, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program. For the six months ended March 31, 2018, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and contingent consideration payments from acquisitions.

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

As of March 31, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $297.5 million. As of March 31, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 6.0%, respectively. As of March 31, 2019, our additional available borrowings under our Amended Credit Facility were approximately $44.9 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2019, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $3.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2019 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of March 31, 2019, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	2008 Employee Stock Purchase Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

May 1, 2019	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)