Form 10-Q
period 2019-06-30
MARINEMAX INC
filed 2019-07-26
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 26, 2019 was 27,350,901.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenue	$361,254	$383,494	$868,780	$929,017
Cost of sales	270,567	285,784	649,551	693,627
Gross profit	90,687	97,710	219,229	235,390

Selling, general, and administrative expenses	64,089	68,968	172,994	187,436
Income from operations	26,598	28,742	46,235	47,954

Interest expense	2,499	2,936	7,881	8,485
Income before income tax provision	24,099	25,806	38,354	39,469

Income tax provision	6,723	6,719	10,582	10,169
Net income	$17,376	$19,087	$27,772	$29,300

Basic net income per common share	$0.78	$0.86	$1.25	$1.30

Diluted net income per common share	$0.75	$0.84	$1.21	$1.26

Weighted average number of common shares used in computing net income per common share:

Basic	22,399,079	22,243,895	22,185,736	22,619,802
Diluted	23,182,546	22,821,202	22,944,581	23,212,983

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,822	$71,618
Accounts receivable, net	34,003	49,104
Inventories, net	377,074	434,729
Prepaid expenses and other current assets	5,392	11,221
Total current assets	465,291	566,672

Property and equipment, net of accumulated depreciation of $72,013 and $79,363	138,716	143,318
Goodwill and other long-term assets, net	33,123	45,417
Deferred tax assets, net	3,408	—
Total assets	$640,538	$755,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,134	$31,601
Customer deposits	17,006	24,262
Accrued expenses	32,926	37,359
Short-term borrowings	212,949	289,842
Total current liabilities	286,015	383,064
Deferred tax liabilities	—	1,284
Other long-term liabilities	1,431	1,273
Total liabilities	287,446	385,621
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2018 and June 30, 2019	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,141,267 and 27,355,635 shares issued and 22,670,536 and 21,657,638 shares outstanding as of September 30, 2018 and June 30, 2019, respectively	27	27
Additional paid-in capital	262,250	269,554
Retained earnings	166,071	195,770
Treasury stock, at cost, 4,470,731 and 5,697,997 shares held as of September 30, 2018 and June 30, 2019, respectively	(75,256)	(95,565)
Total shareholders’ equity	353,092	369,786
Total liabilities and shareholders’ equity	$640,538	$755,407

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$166,071	$(75,256)	$353,092
Net income	—	—	—	4,910	—	4,910
Purchase of treasury stock	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	—
Shares issued upon exercise of stock options	108,275	—	1,311	—	—	1,311
Stock-based compensation	2,135	—	1,448	—	—	1,448
Cumulative effect of change in accounting principle - revenue recognition, net after tax	—	—	—	399	—	399
BALANCE, December 31, 2018	27,317,327	$27	$265,516	$171,380	$(75,485)	$361,438
Net income	—	—	—	5,303	—	5,303
Purchase of treasury stock	—	—	—	—	—	—
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—
Shares issued upon exercise of stock options	1,000	—	8	—	—	8
Stock-based compensation	2,900	—	1,740	—	—	1,740
BALANCE, March 31, 2019	27,321,227	$27	$267,264	$176,683	$(75,485)	$368,489
Net income	—	—	—	19,087	—	19,087
Purchase of treasury stock	—	—	—	—	(20,080)	(20,080)
Shares issued pursuant to employee stock purchase plan	31,637	—	515	—	—	515
Shares issued upon exercise of stock options	—	—	—	—	—	—
Stock-based compensation	2,771	—	1,775	—	—	1,775
BALANCE, June 30, 2019	27,355,635	$27	$269,554	$195,770	$(95,565)	$369,786

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCE, September 30, 2017	26,314,066	$26	$249,974	$126,759	$(74,561)	$302,198
Net income	—	—	—	4,212	—	4,212
Purchase of treasury stock	—	—	—	—	(695)	(695)
Shares issued pursuant to employee stock purchase plan	30,822	1	434	—	—	435
Shares issued upon vesting of equity awards, net of minimum tax withholding	13,129	—	(118)	—	—	(118)
Shares issued upon exercise of stock options	181,696	—	1,917	—	—	1,917
Stock-based compensation	2,689	—	1,507	—	—	1,507
BALANCE, December 31, 2017	26,542,402	$27	$253,714	$130,971	$(75,256)	$309,456
Net income	—	—	—	6,184	—	6,184
Purchase of treasury stock	—	—	—	—	—	—
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—
Shares issued upon vesting of equity awards, net of minimum tax withholding	—	—	—	—	—	—
Shares issued upon exercise of stock options	155,894	—	1,595	—	—	1,595
Stock-based compensation	2,352	—	1,702	—	—	1,702
BALANCE, March 31, 2018	26,700,648	$27	$257,011	$137,155	$(75,256)	$318,937
Net income	—	—	—	17,376	—	17,376
Purchase of treasury stock	—	—	—	—	—	—
Shares issued pursuant to employee stock purchase plan	36,365	—	516	—	—	516
Shares issued upon vesting of equity awards, net of minimum tax withholding	—	—	—	—	—	—
Shares issued upon exercise of stock options	243,774	—	3,141	—	—	3,141
Stock-based compensation	2,287	—	1,652	—	—	1,652
BALANCE, June 30, 2018	26,983,074	$27	$262,320	$154,531	$(75,256)	$341,622

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,772	$29,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,853	8,466
Deferred income tax provision	5,674	4,555
Loss (gain) on sale of property and equipment	78	(287)
Gain on insurance settlements	(1,082)	—
Proceeds from insurance settlements	2,342	475
Stock-based compensation expense	4,861	4,963
(Increase) decrease in —
Accounts receivable, net	(19,833)	(15,500)
Inventories, net	24,386	(41,591)
Prepaid expenses and other assets	(417)	(5,777)
Increase (decrease) in —
Accounts payable	(5,686)	7,909
Customer deposits	1,794	6,761
Accrued expenses and other long-term liabilities	4,636	5,167
Net cash provided by operating activities	52,378	4,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,839)	(13,365)
Proceeds from insurance settlements	685	280
Net cash used in acquisition of businesses, primarily property and equipment and inventory	(2,433)	(13,260)
Proceeds from sale of property and equipment	168	965
Net cash used in investing activities	(12,419)	(25,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on short-term borrowings	(23,568)	63,357
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	7,604	2,341
Contingent acquisition consideration payments	(3,026)	(129)
Payments on tax withholdings for equity awards	(118)	(1,525)
Purchase of treasury stock	(695)	(20,309)
Net cash (used in) provided by financing activities	(19,803)	43,735
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,156	22,796
CASH AND CASH EQUIVALENTS, beginning of period	41,952	48,822
CASH AND CASH EQUIVALENTS, end of period	$62,108	$71,618
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,530	$9,937
Income taxes	4,608	3,965
Non-cash items:
Contingent consideration liabilities from acquisitions	$-	$640

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of June 30, 2019, we operated through 67 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 40% of our revenue in fiscal 2018.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 21% and 17%, respectively, of our revenue in fiscal 2018. Brunswick is a world leading manufacturer of marine products and marine engines. We believe our sales represented approximately 42% of Brunswick’s Sea Ray boat sales, during our fiscal 2018.

In June 2018, Brunswick announced it was discontinuing Sea Ray sport yacht and yacht models.  Sea Ray sport yacht and yacht models represented approximately 10% of revenue during fiscal year 2018. Through the period ended June 30, 2019, our brand and product diversification allowed us to replace the Sea Ray sport yacht and yacht revenue.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2019, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2019, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three and nine months ended June 30, 2019, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 29 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair operations acquired as of June 30, 2019 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
June 30, 2019	As Reported	Topic 606	Higher/(Lower)
Inventories, net	$434,729	$435,032	$(303)
Prepaid expenses and other current assets	11,221	8,386	2,835
Accounts payable	31,601	31,555	46
Accrued expenses	37,359	35,563	1,796
Deferred tax liabilities	1,284	1,147	137
Retained earnings	$195,770	$195,217	$553

Consolidated Statements of Operations Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Three Months Ended June 30, 2019	As Reported	Topic 606	Higher/(Lower)
Revenue	$383,494	$383,040	$454
Cost of sales	285,784	285,530	254
Income from operations	28,742	28,542	200
Income before income tax provision	25,806	25,606	200
Income tax provision	6,719	6,673	46
Net Income	$19,087	$18,933	$154

	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Nine Months Ended June 30, 2019	As Reported	Topic 606	Higher/(Lower)
Revenue	$929,017	$929,069	$(52)
Cost of sales	693,627	693,879	(252)
Income from operations	47,954	47,754	200
Income before income tax provision	39,469	39,269	200
Income tax provision	10,169	10,123	46
Net Income	$29,300	$29,146	$154

Consolidated Statements of Cash flows
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Nine Months Ended June 30, 2019	As Reported	Topic 606	Higher/(Lower)
Net income	$29,300	$29,146	$154
(Increase) decrease in —
Inventories, net	(41,591)	(41,339)	(252)
Prepaid expenses and other assets	(5,777)	(4,033)	(1,744)
Increase (decrease) in —
Accounts payable	7,909	7,863	46
Accrued expenses and other long-term liabilities	$5,167	$3,371	$1,796

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $2.8 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and June 30, 2019, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three and nine months ended June 30, 2019.

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2019	2019
Goods and services transferred at a point in time	91.1%	90.8%
Goods and services transferred over time	8.9%	9.2%
Total Revenue	100.0%	100.0%

5.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  As of September 30, 2018 and June 30, 2019, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

6.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2019.

7.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2018 and June 30, 2019, we had a valuation allowance on our deferred tax assets of $119,000.

During each of the three months ended June 30, 2018 and 2019 we recognized an income tax provision of $6.7 million. During the nine months ended June 30, 2018 and 2019, we recognized an income tax provision of $10.6 million and $10.2 million, respectively. The effective income tax rate for the three months ended June 30, 2018 and 2019 was 27.9% and 26.0%, respectively. The effective income tax rate for the nine months ended June 30, 2018 and 2019 was 27.6% and 25.8%, respectively. Due to the passage of the Tax Cuts and Jobs Act legislation in December 2017 which lowered the federal corporate tax rate from 35% to 21% (among other changes), our deferred tax assets were re-measured as of December 31, 2017 resulting in an approximately $889,000 reduction in our beginning deferred tax assets and corresponding increase in our income tax provision for the nine months ended June 30, 2018, partially offset by the utilization of Hurricane Irma and Hurricane Harvey Employee Retention credits in fiscal 2018.

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

As of June 30, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $289.8 million. As of June 30, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 5.9%, respectively. As of June 30, 2019, our additional available borrowings under our Amended Credit Facility were approximately $37.6 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2019, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended June 30, 2018 and 2019, we recognized stock-based compensation expense of approximately $1.7 million and $1.8 million, respectively, and for the nine months ended June 30, 2018 and 2019, we recognized stock-based compensation expense of approximately $4.9 million and $5.0 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended June 30, 2018 and 2019, was approximately $3.7 million and $0.5 million, respectively and for the nine months ended June 30, 2018 and 2019, was approximately $7.6 million and $2.3 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes activity from our incentive stock plans from September 30, 2018 through June 30, 2019:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2018	1,047,247	611,223	$5,544	$12.18	4.4
Options granted	-	-	-	-
Options cancelled/forfeited/expired	7,917	(7,917)	-	5.23
Options exercised	-	(109,275)	-	12.07
Restricted stock awards issued	(319,624)	-	-	-
Restricted stock awards forfeited	9,550	-	-	-
Additional shares of stock issued	(7,806)	-	-	-
Balance as of June 30, 2019	737,284	494,031	$2,069	$12.32	3.9

Excercisable as of June 30, 2019		492,364	$2,069	$12.29	3.9

No options were granted for the nine months ended June 30, 2019. The weighted average grant date fair value of options granted during the three months ended June 30, 2018 was $8.42. The total intrinsic value of options exercised during the nine months ended June 30, 2018 and 2019, was $6.2 million and $1.3 million, respectively. The total fair value of options vested during the nine months ended June 30, 2018 and 2019, was approximately $1.3 million and $0, respectively.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Dividend yield	0.0%	-	0.0%	-
Risk-free interest rate	2.7%	-	2.7%	-
Volatility	45.4%	-	45.4%	-
Expected life	5.0 years	-	5.0 years	-

11.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.9%	2.5%	1.6%	2.4%
Volatility	48.8%	45.3%	49.9%	48.2%
Expected life	Six months	Six months	Six months	Six months

As of June 30, 2019, we had issued 922,822 shares of common stock under our Stock Purchase Plan.

12.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2018 through June 30, 2019:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2018	704,326	$17.61
Changes during the period
Awards granted	319,824	$20.89
Awards vested	(35,000)	$20.40
Awards forfeited	(9,550)	$18.56
Non-vested balance as of June 30, 2019	979,600

As of June 30, 2019, we had approximately $8.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.2 years.

13.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Weighted average common shares outstanding used in calculating basic income per share	22,399,079	22,243,895	22,185,736	22,619,802
Effect of dilutive options and non-vested restricted stock awards	783,467	577,307	758,845	593,181
Weighted average common and common equivalent shares used in calculating diluted income per share	23,182,546	22,821,202	22,944,581	23,212,983

For the three months ended June 30, 2018 and 2019, there were 110 and 10,068 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the nine months ended June 30, 2018 and 2019, there were 1,193 and 5,168 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

14.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2019, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2018 revenue approaching $1.2 billion. Through our current 67 retail locations in 16 states (as of the filing of this Quarterly Report on 10-Q), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We have also entered into a purchase agreement to acquire Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. As of the filing of this Quarterly Report on 10-Q, we have closed on the acquisition of a significant majority of Fraser’s operations. We expect to close on the remainder shortly after such filing.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 29 recreational boat dealers, two boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed one acquisition in the fiscal year ended September 30, 2017, three acquisitions in the fiscal year ended September 30, 2018, and two acquisitions to date in fiscal 2019.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $2.8 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and June 30, 2019, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2018 and June 30, 2019, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $1.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas resulting in the recording of $11.1 million in goodwill. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey resulting in the recording of $1.3 million in goodwill. In total, current and previous acquisitions have resulted in the recording of $38.5 million in goodwill.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2019. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of June 30, 2019, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2019, with the three and nine months ended June 30, 2018 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Revenue.  Revenue increased $22.2 million, or 6.2%, to $383.5 million for the three months ended June 30, 2019, from $361.3 million for the three months ended June 30, 2018. Of this increase, $10.0 million was attributable to a 2.8% increase in comparable-store sales and a $12.2 million increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to increases in new boat revenue and our higher margin finance and insurance products, parts, service, and storage services.

Gross Profit.  Gross profit increased $7.0 million, or 7.7%, to $97.7 million for the three months ended June 30, 2019, from $90.7 million for the three months ended June 30, 2018. Gross profit as a percentage of revenue increased to 25.5% for the three months ended June 30, 2019 from 25.1% for the three months ended June 30, 2018. The increase in gross profit as a percentage of revenue was primarily the result of improved margins on new boat sales and increases in our higher margin businesses as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $4.9 million, or 7.6%, to $69.0 million for the three months ended June 30, 2019, from $64.1 million for the three months ended June 30, 2018. Selling, general, and administrative expenses as a percentage of revenue increased to 18.0% for the three months ended June 30, 2019 from 17.7% for the three months ended June 30, 2018. The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions, new store openings, and the reestablishing of our British Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017, partially offset by a $1.2 million increase in non-recurring unusual costs for the three months ended June 30, 2018. Additionally, to combat generally less favorable weather in certain markets, we expanded our marketing investment in an effort to drive greater sales.

Interest Expense.  Interest expense increased $0.4 million, or 17.5%, to $2.9 million for the three months ended June 30, 2019 from $2.5 million for the three months ended June 30, 2018. Interest expense as a percentage of revenue increased to 0.8% for the three months ended June 30, 2019 from 0.7% for the three months ended June 30, 2018. The increase in interest expense was primarily the result of increasing interest rates and increased borrowings.

Income Taxes.  Income tax expense remained consistent at $6.7 million for the three months ended June 30, 2019 and for the three months ended June 30, 2018. Our effective income tax rate decreased to 26.0% for the three months ended June 30, 2019 from 27.9% for three months ended June 30, 2018. The decrease was mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%.

Nine Months Ended June 30, 2019 Compared with Nine Months Ended June 30, 2018

Revenue.  Revenue increased $60.2 million, or 6.9%, to $929.0 million for the nine months ended June 30, 2019, from $868.8 million for the nine months ended June 30, 2018.  Of this increase, $44.2 million was attributable to a 5.1% increase in comparable-store sales and a $16.0 million increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base. The increase in our store revenue was due primarily to increases in new and used boat sales and our higher margin finance and insurance products, parts, service, and storage services.

Gross Profit.  Gross profit increased $16.2 million, or 7.4%, to $235.4 million for the nine months ended June 30, 2019, from $219.2 million for the nine months ended June 30, 2018.  Gross profit as a percentage of revenue increased to 25.3% for the nine months ended June 30, 2019 from 25.2% for the nine months ended June 30, 2018. The increase in gross profit as a percentage of revenue was primarily the result of our higher margin finance and insurance products, service, and storage services increasing as a percentage of revenue, contributing to our overall margins increasing accordingly. The increase in gross profit dollars was primarily the result of increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $14.4 million, or 8.3%, to $187.4 million for the nine months ended June 30, 2019, from $173.0 million for the nine months ended June 30, 2018.  Selling, general, and administrative expenses as a percentage of revenue increased to 20.2% for the nine months ended June 30, 2019 from 19.9% for the nine months June 30, 2018.  The increase in selling, general, and administrative expenses was primarily attributable to recent acquisitions, new store openings, additional marketing expenses to drive sales growth, and the reestablishing of our British

Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017, partially offset by a $1.2 million increase in non-recurring unusual costs for the nine months ended June 30, 2018.

Interest Expense.  Interest expense increased $0.6 million, or 7.7%, to $8.5 million for the nine months ended June 30, 2019, from $7.9 million for the nine months ended June 30, 2018. Interest expense as a percentage of revenue remained consistent at 0.9% for the nine months ended June 30, 2019 and June 30, 2018. The increase in interest expense was primarily the result of increases in interest rates and increased borrowings.

Income Taxes.  Income tax expense decreased $0.4 million, or 3.9%, to $10.2 million for the nine months ended June 30, 2019, from $10.6 million for the nine months ended June 30, 2018. Our effective income tax rate decreased to 25.8% for the nine months ended June 30, 2019 from 27.6% for nine months ended June 30, 2018. The decreases were mainly due to the passage of the Tax Cuts and Jobs Act legislation in December 2017, which lowered the federal corporate tax rate from 35% to 21%, partially offset by the utilization of Hurricane Irma and Hurricane Harvey Employee Retention Credits during the nine months ended June 30, 2018.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2019, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2019 and 2018, cash provided by operating activities was approximately $4.4 million and $52.4 million, respectively.  For the nine months ended June 30, 2019, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, and increases in accounts payable, customer deposits, and accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable, inventories, and prepaid expenses and other assets. For the nine months ended June 30, 2018, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, decreases in inventory driven by inventory optimization efforts, insurance proceeds received as a result of Hurricane Irma, and increases in customer deposits and accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable and decreases in accounts payable.

For the nine months ended June 30, 2019 and 2018, cash used in investing activities was approximately $25.4 million and $12.4 million, respectively. For the nine months ended June 30, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and the purchase of inventory and property and equipment associated with business acquisitions, partially offset by the proceeds from the sale of certain property and equipment. For the nine months ended June 30, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase inventory and property and equipment associated with business acquisitions, and make capital improvements as a result of Hurricane Irma.

For the nine months ended June 30, 2019 cash provided by financing activities was $43.7 million, and for the nine months ended June 30, 2018, cash used in financing activities was approximately $19.8 million.  For the nine months ended June 30, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase programs and payments on tax withholdings for equity awards. For the nine months ended June 30, 2018, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, contingent consideration payments from acquisitions, and repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans.

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

As of June 30, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $289.9 million. As of June 30, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.1% and 5.9%, respectively. As of June 30, 2019, our additional available borrowings under our Amended Credit Facility were approximately $37.6 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Impact of Seasonality and Weather on Operations

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire additional dealers that operate in colder regions of the United States or close retail locations in warm climates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2019, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $2.9 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2019 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2019, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, power catamarans produced by Sino Eagle in China, and Fraser Yacht operations in multiple countries around the world expose us to international political, economic, and other risks.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans for our charter fleet produced by Sino Eagle in China, and Fraser Yacht operations in multiple countries around the world expose us to international political, economic, and other risks.  Protectionist trade legislation in the United States, the European Union, Italy, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions.

There have been recent changes, and future, additional changes may occur, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, or trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.  Many of these challenges are present in China, a market from which we purchase products. In particular, currently proposed tariffs could affect our Chinese suppliers.  While such tariffs may be delayed or cancelled before coming into effect and we believe we have taken steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

Our foreign purchase of yachts and power catamarans and Fraser Yacht operations in multiple countries around the world creates a number of logistical and communications challenges.  The economic, political, and other risks we face resulting from these foreign purchases and yacht management and crew placement services include the following:

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

•        the burdens and costs of compliance with a variety of foreign laws; and

•        political or economic instability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchase of our common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	92,299	16.19	92,299	2,237,083
May 1, 2019 - May 31, 2019	984,131	16.61	984,131	1,252,952
June 1, 2019 - June 30, 2019	137,333	16.28	137,333	1,115,619
Total	1,213,763	$16.54	1,213,763	1,115,619

(1)

Purchases were made pursuant to the share repurchase program announced by the Company on February 26, 2019. Under the terms of the program, the Company is authorized to purchase up to 2.33 million shares of its common stock through February 2021, and 1,115,619 shares are still available to be purchased under this share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

July 26, 2019	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)