Form 10-K
period 2019-09-30
MARINEMAX INC
filed 2019-12-03
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

2600 McCormick Drive

Suite 200

Clearwater, Florida 33759

(727) 531-1700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant (21,881,827 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 29, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $419,255,805.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 29, 2019, there were outstanding 21,454,968 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2019

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2020 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; and our belief that our retailing strategies are aligned with the desires of consumers.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat and yacht retailer in the United States.  Through 59 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services; and we operate a yacht charter business in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 36% of our revenue in fiscal 2019. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 19%, respectively, of our revenue in fiscal 2019.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 11% of all Brunswick marine sales during our fiscal 2019.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in most of our geographic markets.  We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States.  Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2019.  Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 29 additional previously independent recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2019 was approximately $204,000, a slight increase from approximately $203,000 in fiscal 2018, compared with the industry average selling price for calendar 2018 of approximately $52,000 based on industry data published by the National Marine Manufacturers Association.  Our stores that operated at least 12 months averaged approximately $19.6 million in annual sales in fiscal 2019.  We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales increased 5% in fiscal 2017, increased 10% in fiscal 2018 and increased 1% in fiscal 2019.

We attempt to adopt the best practices developed by us and our acquired companies as appropriate to enhance our ability to attract and retain more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence.  We believe that our full range of services, hassle free approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale are competitive advantages that enable us to be more responsive to the needs of existing and prospective customers. MarineMax strives to provide superior customer service and support before, during, and after the sale.

The U.S. recreational boating industry generated approximately $41.8 billion in retail sales in calendar 2018, which is slightly above the former peak of $39.0 billion in calendar 2017. Total powerboats sold in calendar 2018 were approximately 206,900 units as compared to 199,100 units sold in calendar 2017.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $32.1 billion of these sales in 2018 based on industry data from the National Marine Manufacturers Association.  The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

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

Development of the Company; Expansion of Business

MarineMax was founded in January 1998.  MarineMax itself, however, conducted no operations until the acquisition of five independent recreational boat dealers on March 1, 1998, and we completed our initial public offering in June 1998.  Since the initial acquisitions in March 1998, we have acquired 29 additional recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations.  Acquired dealers operate under the MarineMax name.

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

Acquired Companies	Acquisition Date	Geographic Region
Bassett Boat Company of Florida	March 1998	Southeast Florida
Louis DelHomme Marine	March 1998	Dallas and Houston, Texas
Gulfwind USA, Inc.	March 1998	West Central Florida
Gulfwind South, Inc.	March 1998	Southwest Florida
Harrison’s Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc. (1)	March 1998	Northern California and Arizona
Stovall Marine, Inc.	April 1998	Georgia
Cochran’s Marine, Inc. and C & N Marine Corporation	July 1998	Minnesota
Sea Ray of North Carolina, Inc.	July 1998	North and South Carolina
Brevard Boat Company	September 1998	East Central Florida
Sea Ray of Las Vegas (2)	September 1998	Nevada
Treasure Cove Marina, Inc.	September 1998	Northern Ohio
Woods & Oviatt, Inc.	October 1998	Southeast Florida
Boating World	February 1999	Dallas, Texas
Merit Marine, Inc.	March 1999	Southern New Jersey
Suburban Boatworks, Inc.	April 1999	Central New Jersey
Hansen Marine, Inc.	August 1999	Northeast Florida
Duce Marine, Inc. (2)	December 1999	Utah
Clark’s Landing, Inc. (selected New Jersey locations and operations)	April 2000	Northern New Jersey
Associated Marine Technologies, Inc.	January 2001	Southeast Florida
Gulfwind Marine Partners, Inc.	April 2002	West Florida
Seaside Marine, Inc. (5)	July 2002	Southern California
Sundance Marine, Inc. (3)	June 2003	Colorado
Killinger Marine Center, Inc. and Killinger Marine Center of Alabama, Inc.	September 2003	Northwest Florida and Alabama
Emarine International, Inc. and Steven Myers, Inc.	October 2003	Southeast Florida
Imperial Marine	June 2004	Baltimore, Maryland
Port Jacksonville Marine	June 2004	Northeast Florida
Port Arrowhead Marina, Inc.	January 2006	Missouri, Oklahoma
Great American Marina (4)	February 2006	West Florida
Surfside — 3 Marina, Inc.	March 2006	Connecticut, Maryland, New York and Rhode Island
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	United States and Europe

(1)	We subsequently closed the Northern California operations of Harrison Boat Center, Inc. and Harrison’s Marine Centers of Arizona, Inc.
(2)	We subsequently closed the operations of Sea Ray of Las Vegas and Duce Marine, Inc.

(3)	We subsequently sold the operations of Sundance Marine, Inc.
(4)	Initially a joint venture; full ownership acquired in February 2016.
(5)	We subsequently sold the operations of Seaside Marine, Inc.

Apart from acquisitions, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 72 retail locations since March 1998, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of nine during the last three fiscal years.

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information; conduct due diligence inquiries; and consider the structure, terms, and conditions of the potential acquisition.  In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time may appear likely to occur do not result in binding legal agreements and are not consummated.

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations.  The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Hatteras Yachts	1999	Florida
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, New Jersey, North Carolina, Ohio, and Rhode Island
Scarab Jet Boats	2013	Texas
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018	South Carolina
NauticStar	2018	Panama City, Florida, Oklahoma, Missouri, Minnesota, North Carolina and South Carolina
Tigé	2018 - 2019	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Benetti	2019	United States and Canada
Aviara	2019	United States
MJM Yachts	2019	Florida

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

During the nine-year period from the commencement of our operations through our fiscal year ended September 30, 2007, our revenue increased from $291.0 million to approximately $1.2 billion.  Our revenue and net income increased in seven of those nine years over the prior year revenue and net income.  This period was marked by an increase in retail locations from 41 on September 30, 1998 to 88 on September 30, 2007, resulting from acquisitions and opening new stores in existing territories.

Our growth was interrupted during the fiscal year ended September 30, 2007, primarily as a result of factors related to the deteriorating housing market and general economic conditions.  The substantially deteriorating economic and financial conditions, reduced consumer confidence and spending, increased fuel prices, reduction of credit availability, financial market declines, and asset value deterioration all contributed to substantially lower financial performance in the fiscal years ended September 30, 2008 and 2009, including significant net losses, followed by pre-tax losses in the fiscal years ended September 30, 2010 and 2011.  We returned to profitability in fiscal 2012 and have continued to be profitable through fiscal 2019.

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

We maintain our executive offices at 2600 McCormick Drive, Suite 200, Clearwater, Florida 33759, and our telephone number is (727) 531-1700.  We were incorporated in the state of Delaware in January 1998 and then re-incorporated in Florida in March 2015. Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations acquired to date (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries,” or the “acquired companies”).

Our website is located at www.MarineMax.com.  Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site, located at http://www.sec.gov, that contains reports, proxy and information statements and other information regarding the Registrant and other issuers that file electronically with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or the regulations of the New York Stock Exchange, or NYSE.  These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices.  Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE.  Our Chief Executive Officer made his annual certification to that effect to the NYSE on February 28, 2019.

Business

General

We are the largest recreational boat and yacht retailer in the United States.  Through 59 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas, we sell new and used recreational boats, including pleasure boats (such as sport boats, sport cruisers, sport yachts, and yachts), and fishing boats, with a focus on premium brands in each segment. We also offer the charter of power catamarans in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts, which are manufactured by Brunswick Corporation, or Brunswick.  Sales of new Brunswick boats accounted for approximately 36% of our revenue in fiscal 2019. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 19%, respectively, of our revenue in fiscal 2019. Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 11% of all Brunswick marine sales during our fiscal 2019.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets.  We also are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in most of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2019. Additionally, we are the exclusive dealer for certain other premium brands that serve specific industry segments in our markets as shown by the table on page four.

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $41.8 billion in retail sales in calendar 2018, which is slightly above the former peak of $39.0 billion in calendar 2017. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $32.1 billion of such sales in calendar 2018. Total powerboats sold in calendar 2018 were approximately 206,900 units as compared to 199,100 units sold in calendar 2017. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

Offering Additional Products and Services, Including Those Involving Higher Profit Margins.  We plan to continue to offer additional product lines and services throughout our dealerships and, when appropriate, online and various offsite locations.  We are increasingly offering throughout our dealerships product lines that previously have been offered only at certain of our locations.  We also obtain additional product lines through the acquisition of distribution rights directly from manufacturers and the acquisition of dealerships with distribution rights.  In either situation, such expansion is typically done through agreements that appoint us as the exclusive dealer for a designated geographic territory.  We plan to continue to grow our financing and insurance, parts and accessories, service, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability of these higher margin businesses.  We also have implemented programs to increase the generation of leads and sales of boats over the Internet.  In addition, we have established a yacht charter business and are conducting programs to sell used boats, offer F&I products, and sell boating parts and accessories at various offsite locations. Further, through the Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, we offer yacht brokerage, chartering, crew placement, yacht management and new build services.

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

Opening New Facilities.  We intend to continue to establish additional retail facilities in our existing and new markets subject to conditions.  We believe that the demographics of our existing geographic territories support the opening of additional facilities, and we have opened 35 new retail facilities, excluding those opened on a temporary basis for a specific purpose, since our formation in January 1998.  We continually monitor the performance of our retail locations and close retail locations that do not meet our expectations or that were opened for a specific purpose that is no longer relevant.  Based on these factors since March 1998, we have closed 72 retail locations, excluding those opened on a temporary basis for a specific purpose, including 26 in fiscal 2009 and a total of nine during the last three fiscal years.

Emphasizing Employee Recruitment and Retention through Training, Motivation, and Development.  We devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position and to train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible.  Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online.  MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources. We also have a specialized service training center and program in Clearwater, Florida where we train our service technicians in best practices.

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

Utilizing Technology Throughout Operations.  We believe that our management information system, which currently is being utilized by each of our dealerships and was developed over a number of years through cooperative efforts with a common vendor, enhances our ability to integrate successfully the operations of our dealerships and future acquired dealers. We believe the system is well-secured by our cybersecurity efforts. The system facilitates the interchange of information and enhances cross-selling opportunities throughout our Company.  The system integrates each level of operations on a Company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, and sales management.  The system also provides sales representatives with prospect and customer information that aids them in tracking the status of their contacts with prospects, automatically generates follow-up correspondence to such prospects, facilitates the availability of boats Company-wide, locates boats needed to satisfy particular customer requests, and monitors the maintenance and service needs of customers’ boats.  Our representatives also utilize the computer system to assist in arranging customer financing and insurance packages.  Our managers use a web-based tool to access essentially all financial and operational data from anywhere at any time.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 36% of our revenue in fiscal 2019. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately

15% and 19%, respectively, of our revenue in fiscal 2019. We believe our sales represented approximately 11% of all Brunswick marine sales during our fiscal 2019.  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2019. During fiscal 2019, new boat sales accounted for approximately 70.1% or $867 million of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2019 average new boat sales price of approximately $204,000 a slight increase from approximately $203,000 in fiscal 2018, compared with an estimated industry average selling price for calendar 2018 of approximately $52,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and styling.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$600,000 to $16,000,000+
Hatteras Motor Yachts	60’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	70’ to 155’+	3,500,000 to 35,000,000+
Benetti	40M to 145M	24,000,000+
Convertibles
Hatteras Convertibles	45’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 40’	30,000 to 800,000+
Aquila	32’ to 48’	400,000 to 1,200,000
Galeon	43’ to 68’	750,000 to 3,400,000
NauticStar	19’ to 32’	25,000 to 275,000
MJM Yachts	35’ to 50’+	1,000,000 to 2,000,000+
Aviara	32’	400,000+
Pontoon Boats
Harris	18’ to 27’	25,000 to 250,000
Crest	20’ to 27’	35,000 to 175,000
Bennington	17’ to 25’	20,000 to 175,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,200,000
Grady White	18’ to 45’	40,000 to 1,200,000
Scout	17’ to 53’	20,000 to 2,100,000
Sailfish	19’ to 32’	35,000 to 300,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	70,000 to 225,000
Tigé	20’ to 23’	70,000 to 180,000
Mastercraft	20’ to 26’	70,000 to 200,000
Jet Boats
Scarab	16’ to 26’	20,000 to 100,000
Yamaha Jet Boats	19’ to 24’	30,000 to 75,000

Motor Yachts.  Hatteras Yachts, Ocean Alexander Yachts, and Azimut are three of the world’s premier yacht builders.  The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries.  Hatteras offers a flybridge with extensive guest seating; covered aft deck, which may be fully or partially enclosed, providing the boater with additional living space; an elegant salon; and multiple staterooms for accommodations.  Azimut yachts are known for their Americanized open layout with Italian design and powerful performance.  The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort.  Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts. Benetti yachts and mega yachts are known for maintaining the highest quality standards with excellent aesthetic and functional results as well as combining the finest Italian tradition and craftsmanship with the latest technology.

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

Pleasure Boats.  Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines. Galeon specializes in luxury yacht and motor boats with over thirty years of experience. Galeon is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, excellent attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. We believe NauticStar provides sport deck boats that combine comfort, features, economy, and versatility that make NauticStar a popular choice among experienced boaters. MJM Yachts combine speed, performance, greater stability, innovative designs and layouts, along with comforts and space for entertaining in addition to a patent-protected MJM signature look. Aviara is the newest brand manufactured by MasterCraft focused on the production of vessels 30-feet and over with the goal of creating an elevated open water experience by fusing progressive style, effortless comfort, and modern luxury.

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

Fishing Boats.  The fishing boats we offer, such as Boston Whaler, Grady-White, Scout, and Sailfish, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability.  The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2019, used boat sales accounted for 14.9% or approximately $184 million of our revenue, and 50.8% of the used boats we sold were Brunswick models.

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

To further enhance our used boat sales, we offer the Brunswick Product Protection warranty plan available for used Brunswick boats less than nine years old.  The Brunswick Product Protection plan applies to each qualifying used boat, which has passed a 48-

point inspection, and provides protection against failure of most mechanical parts for up to three years.  We believe this type of program enhances our sales of used boats by motivating purchasers of used boats to complete their purchases through our dealerships.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.6% or $45 million of our fiscal 2019 revenue.

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

At many of our locations, we offer boat storage services, including in-water slip storage and inside and outside land storage.  These storage services are offered at competitive market rates and include both in-season and out-of-season storage.

Maintenance, repair, and storage services accounted for approximately 5.9% or $72 million of our revenue during fiscal 2019 of which, approximately 3.8% or $47 million related to repair services, approximately 0.8% or $10 million related to parts and accessories for repairs, and approximately 1.3% or $15 million related to income from storage service rentals.  This includes warranty and non-warranty services.

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

During fiscal 2019, fee income generated from F&I products accounted for approximately 2.6% or $32 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them on various Internet sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts we offer yacht and superyacht brokerage. During fiscal 2019, brokerage sales commissions accounted for approximately 1.9% or $23 million of our revenue.

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

In addition to the specific business we launched in the BVI, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2019, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.1% or $14 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. We maintain insurance for inventory damage, subject to deductibles. The yacht charter fleet resumed charters during fiscal 2018 on a limited basis as damage was repaired and returned to full operations in 2019.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 59 retail locations in Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, maintenance and repair facilities, and at certain retail locations boat storage services, including in-water slip storage and inside and outside land storage.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier and Wilmington River in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Huntington Harbor in New York; Town River in Massachusetts; Masonboro Inlet in North Carolina; Lake Wylie in South Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Harbor in Rhode Island; and Clear Lake and Lake Lewisville in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our yachts and boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

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

As a part of our sales and marketing efforts, our online marketing activity is important, with the majority of leads coming through our website, www.MarineMax.com, and emails used as the primary marketing tool for our stores to connect with their customers. Social media is a growing venue for customer engagement with stores and prospecting of new leads. Additionally, we occasionally hold online boat shows that allow participants to explore boats and yachts of all shapes and sizes from nearly any electronic device including their phone, tablet, laptop or desktop computer.

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

We purchase new boats and other marine-related products from Brunswick, which is a world leading manufacturer of marine products, including Sea Ray, Boston Whaler, Harris and Mercury Marine.  We also purchase new boats and other marine related products from other manufacturers, including but not limited to, Azimut-Benetti Group, Hatteras, Grady-White, Galeon, Nautique, Scout, Sailfish and Aquila.  In fiscal 2019, sales of new Brunswick and Azimut boats and yachts accounted for approximately 36% and 9% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 19%, respectively, of our revenue in fiscal 2019. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2019. We believe our sales represented approximately 11% of all Brunswick marine product sales during fiscal 2019.

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

We account for consideration received from our vendors in accordance with FASB Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).  ASC 606 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders.  Pursuant to ASC 606, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

We are party to an Inventory Financing Agreement (the “Amended Credit Facility”) led by Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The Amended Credit Facility provides a floor plan financing commitment of up to $440 million.  The Amended Credit Facility matures in October 2022 and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.

The interest rate under the Amended Credit Facility is 345 basis points above the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the line.

The Amended Credit Facility has certain financial covenants.  The covenants include provisions that our leverage ratio not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  As of September 30, 2019, we were in compliance with all the covenants under the Amended Credit Facility.

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

As of September 30, 2019, we owed $312.1 million under the Amended Credit Facility. Outstanding short-term borrowings accrued interest at a rate of 5.6% as of September 30, 2019, and the Amended Credit Facility provided us with an additional net borrowing availability of approximately $39.9 million, based upon the outstanding borrowing base availability.  We have no indebtedness associated with our real estate holdings.

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

Dealer Agreements with Brunswick

We and the Sea Ray Division of Brunswick and Boston Whaler, Inc. are parties to Sales and Service Agreements relating to Sea Ray and Boston Whaler products respectively, effective September 1, 2014 and extending through August 31, 2020 with automatic annual one-year extensions at each twelve-month anniversary of the agreement, provided that we are not in breach of a material term of the agreement, following written notice and expiration of applicable cure periods without cure (certain termination provisions are summarized below).

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
•

by dealer for Azimut’s indictment of any crime or violation of any law which will have an adverse effect on the reputation of dealer, or which will adversely and materially affect the conduct of dealership operations;

•	by Azimut for dealer’s abandonment of operations or failure to maintain an ongoing business;
•

by Azimut for dealer’s material and continuous failure to represent, promote, sell, or service the products, achieve minimum yearly sales or comply with purchase orders as agreed by the parties considering various factors such as the economy, the Euro impact, product availability, and growth potential;

•

by Azimut or dealer for the insolvency, bankruptcy, commencement of bankruptcy proceedings, appointment of a receiver or other officer with similar powers, levy under attachment, garnishment or execution, or similar process, which is not vacated or removed within ten days; or

•	by mutual agreement of the dealer and Azimut.

Upon termination of the dealer agreements by Azimut without cause, termination by dealer with cause and nonrenewal and expiration, Azimut is required to repurchase unsold inventory within 60 days of termination.

Employees

As of September 30, 2019, we had 1,754 employees, 1,646 of whom were in store-level operations and 108 of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

Trademarks and Service Marks

We have registered trade names and trademarks with the U.S. Patent and Trademark Office for various names, including “MarineMax,” “MarineMax Getaways!®,” “MarineMax Care,” “MarineMax Delivering the Boating Dream,” “Newcoast Financial Services,” “MarineMax Boating Gear Center,” “Boating Gear Center Powered by MarineMax,” “MarineMax Vacations,” “United by Water,” “Women on Water,” “MarineMax Maximizing Your Enjoyment on the Water,” “MarineMax Hall Marine,” “MarineMax Fort Myers at Deep Lagoon,” “MarineMax Yacht Gala,” “MarineMax Rewards Club,” “Myboat.com,” “Nukleus,” and “Max Makeover.” We have registered the name “MarineMax” in the European Union, China, Australia, Brazil, India, and Cuba; “MarineMax Maximizing Your Enjoyment on the Water” in the European Union, Cuba, India, and Australia; and “United by Water” in the European Union, China, Australia, India, and Cuba. We have trade names and trademarks registered in Canada for various names, including “MarineMax,” “Delivering the Dream,” “United by Water,” “The Water Gene,” “MyBoat.com,” and “Nukleus.” We have various trade name and trademark applications outside of the United States for various marks, specifically “Nukleus” in India, and “United by Water” in Brazil.  There can be no assurance that any of these applications will be granted.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2019, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 31%, and 25%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.

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

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines.  The majority of the outboard marine engines we sell are manufactured by Mercury Marine.  Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. While we remain committed to supporting sustainable manufacturing and a sustainable environment for all boaters, any increased costs of producing engines resulting from EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Environmental Responsibility

We seek out, to the extent financially feasible, manufacturers committed to the highest levels of sustainability, environmental stewardship, and low-emissions as demonstrated by Mercury Marine. Mercury Marine’s commitment to sustainability and successes are detailed in their 2019 Sustainability Report. Mercury Marine’s accomplishments include winning the 2018 Sustainable Product of the Year from the Wisconsin Sustainable Business Council for its Active Trim technology and the 2018 Business Friend of the Environment Award for their new V6 and V8 outboard engines. Additionally, Azimut Yachts was awarded ISO 14001 certification, for its consistent and effective management system aimed at reducing the environmental impact of its operations. Also, to maximize the eco-compatible standards of their yachts, Azimut Yachts adopted RINA principles to achieve RINA Green Plus notation. Further, while not our primary focus, as opportunities arise we have made targeted investments to support new technology, innovations, and research in the marine industry to reduce emissions, provide environmental stewardship, and support a sustainable environment for all boaters.

We take pride in maintaining our retail locations and marinas for the benefit of the local communities and boaters we serve. We strive to execute a proactive strategy related to environmental, health, and safety laws and regulations, and environmental stewardship, which includes investing significant resources in maintaining and developing our retail locations and marinas for the long term. Additionally, several of our Florida locations have been designated Clean Marinas through the Florida Department of Environmental Protection Clean Marina Program. The Clean Marina Program recognizes facilities engaging in environmental best practices and exceeding regulatory requirements in and around Florida’s waterways.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of December 3, 2019:

Name	Age	Position
William H. McGill Jr.	75	Executive Chairman of the Board and Director
William Brett McGill	51	Chief Executive Officer, President and Director
Michael H. McLamb	54	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	56	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	50	Vice President and Chief Accounting Officer

William H. McGill Jr. has served as the Executive Chairman of the Board since October 2018. Mr. McGill served as Chief Executive Officer of MarineMax from January 23, 1998 to September 30, 2018 and as the Chairman of the Board and as a director of the Company since March 6, 1998.  Mr. McGill served as the President of the Company from January 23, 1988 until September 8, 2000 and re-assumed the position from July 1, 2002 to October 1, 2017.  Mr. McGill was the principal owner and president of Gulfwind USA, Inc., one of our operating subsidiaries, from 1973 until its merger with us in 1998. In December 2016, Mr. McGill joined the Board of Directors of Joi Scientific, Inc., an energy company with which we have a licensing agreement.

William Brett McGill has served as Chief Executive Officer since October 2018, as President since October 2017, and as a director since February 21, 2019. Mr. McGill served as President and Chief Operating Officer of MarineMax from October 2017 to October 2018. Mr. McGill served as Executive Vice President and Chief Operating Officer from October 2016 to October 2017, Executive Vice President Operations of the Company from October 2015 to September 2016, as Vice President of West Operations of the Company from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. McGill served as one of our Regional Presidents from March 2006 to May 2012, as Vice President of Information Technology, Service and Parts of the Company from October 2004 to March 2006, and as Director of Information Services from March 1998. Mr. McGill began his professional career with a software development firm, Integrated Dealer Systems, prior to joining MarineMax in 1996.  William Brett McGill is the son of William H. McGill, Jr.

Michael H. McLamb has served as Executive Vice President of MarineMax since October 2002, as Chief Financial Officer since January 23, 1998, as Secretary since April 5, 1998, and as a director since November 1, 2003.  Mr. McLamb served as Vice President and Treasurer of the Company from January 23, 1998 until October 22, 2002.  Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a senior manager.

Charles A. Cashman has served as Executive Vice President and Chief Revenue Officer of MarineMax since October 2016.  Mr. Cashman served as Executive Vice President Sales, Marketing, and Manufacturer Relations of the Company from October 2015 to September 2016, served as Vice President of East Operations from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012.  Mr. Cashman served as Regional President of East Florida from October 2008 to May 2012, and as District Manager of the East Coast of Florida from March 2007 to October 2008.  Mr. Cashman served several other positions of increasing responsibility, including Sales Consultant, Sales Manager, and General Manager, since joining MarineMax in 1992.

Anthony E. Cassella, Jr. has served as Vice President of MarineMax since February 2016, Chief Accounting Officer since October 2014, and Vice President of Accounting and Shared Services since February 2011. Mr. Cassella served as Director of Shared Services from October 2007 until February 2011 and Regional Controller from March 1999 until October 2007. Mr. Cassella was the Controller of Merit Marine which the Company acquired in March 1999. Mr. Cassella, a certified public accountant, worked in public accounting from June 1991 to February 1998, serving most recently as manager.

Corporate Social Responsibility

We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves in supporting our local communities both on and off the water. One way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. Additionally, we are proud to support the ocean cleanup company 4ocean and their mission to end the world’s plastic pollution crises. 4ocean is a global company that actively removes trash from the ocean and coastlines, helps create sustainable economies around the world and inspires individuals to work together for a cleaner ocean.

Item 1A.	Risk Factors

General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition, and results of operations.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 51%, and 54% of our revenue during fiscal 2017, 2018, and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, or Hurricanes Harvey and Irma in 2017, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods.  Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable.  As a result, an economic downturn is likely to impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth could adversely affect our business, financial condition, or results of operations in the future.  Any period of adverse economic conditions or low consumer confidence has a negative effect on our business.

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

Unfavorable economic conditions can cause us to reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility.  While we believe the steps we took enabled us to emerge from the economic environment of the severe recession as a stronger and more profitable company, we cannot predict whether unfavorable economic, financial, or industry conditions will return or the extent to which they would adversely affect our operating results if they returned nor can we predict the effectiveness of the measures we have taken to address this environment or whether additional measures will be necessary.  A return of depressed economic or industry factors would have additional negative effects on us, including interfering with our supply of certain brands by manufacturers, reduced marketing and other support by manufacturers, decreased revenue, additional pressures on margins, and our failure to satisfy covenants under our credit agreement.

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases.  As of September 30, 2019, we had no long-term debt.  We rely on the Amended Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Amended Credit Facility provides a floor plan financing commitment of up to $440.0 million. The collateral for the Amended Credit Facility is primarily the Company’s inventory that is financed through the Amended Credit Facility and related accounts receivable. None of our real estate has been pledged as collateral for the Amended Credit Facility.  As of September 30, 2019, we were in compliance with all of the covenants under the Amended Credit Facility and our additional available borrowings under the Amended Credit Facility was approximately $39.9 million based upon the outstanding borrowing base availability.

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

Approximately 36% of our revenue in fiscal 2019 resulted from sales of new boats manufactured by Brunswick, including approximately 15% from Brunswick’s Sea Ray division, 19% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions.  Additionally, approximately 9% of our revenue in fiscal 2019 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2019 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 9% of our revenue.

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

Further, any interruption or discontinuance of the operations of Brunswick, Azimut-Benetti Group or other manufacturers, as experienced in June 2018 with Brunswick, could cause us to experience shortfalls, disruptions or delays with respect to needed inventory.  Although we believe in our brand, our product diversification and that adequate alternate sources would be available that could replace any manufacturer other than Brunswick and Azimut-Benetti Group as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and price.

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

Higher energy and fuel costs along with adequate supply may adversely affect our business.

All of the recreational boats we sell are powered by diesel or gasoline engines.  Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results.  Increases in fuel prices (such as those that occurred during fiscal 2008) negatively impact boat sales.  At various times in the past, diesel or gasoline fuel has been difficult to obtain.  The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future, adversely impacting our business. Also, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the marine products produced by boat manufacturers increasing our cost of inventory. Additionally, higher fuel prices may also have an adverse effect on demand for our parts and accessories business, because higher fuel prices increase the cost of boat ownership and possibly affect product use.

Our sales may be adversely impacted by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, are a political issue in the United States. Interest rates began to rise in fiscal 2018 and have generally remained steady in fiscal 2019. However, the Federal Reserve continues to be somewhat ambiguous concerning the interest rate issues. Any change by the Federal Reserve to raise its benchmark interest rate in the future or market expectations of such change may result in significantly higher long-term interest rates.

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

Other recreational activities, poor industry perception, real or perceived health risks, and environmental conditions can adversely affect the levels of boat purchases.  Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities.  In addition, real or perceived health risks from engaging in outdoor activities and local environmental conditions in the areas in which we operate dealerships could adversely affect the levels of boat purchases.  Further, as a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases.  In addition, perceived hassles of boat ownership and customer service and lack of customer education throughout the retail boat industry, which has traditionally been perceived to be relatively poor, represent impediments to boat purchases.

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

Our continued success is dependent on positive perceptions of our MarineMax brand which, if impaired, could adversely affect our sales.

We believe that our MarineMax brand is one of the reasons our customers choose to come to us for their boating needs. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in significant negative mainstream and/or social media publicity, governmental investigations, or litigation. Additionally, an isolated business incident at a single retail location could materially adversely affect our other stores, retail brands, reputation and sales channels, particularly if such incident results in significant adverse publicity, governmental investigations or litigation. Negative incidents, such as quality and safety concerns or incidents related to our manufacturers’ products, could lead to tangible adverse effects on our business, including lost sales or team member retention and recruiting difficulties. In addition, vendors and others with whom we choose to do business may affect our reputation.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Irma in 2017, and mechanical failure and collision.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity.  These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

Since March 1, 1998, we have acquired 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair facilities.  Each acquired dealer operated independently prior to its acquisition by us.  Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships.  We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies.  To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

We may pursue acquisition strategies in new lines of business.

We may also pursue contract manufacturing, vertical integration, or other strategies as opportunities arise.  To the extent we are successful in pursuing these strategies, we will face certain risks in addition to those that exist with acquisitions more closely related to our historical business, including potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of a transaction, the potential difficulty of presenting a unified corporate image, greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions, different types of legal and operational risks, and different types of applicable financial metrics and goals.  Our failure to pursue successfully our acquisition strategies in new lines of business, or operate effectively the combined entity, could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

Our growth strategy of acquiring additional recreational boat dealers involves significant risks.  This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls.  Unforeseen expenses, difficulties and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of shareholders.  Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealers that best align with our culture and focus on customer service.  In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations, difficulties in retaining employees, create potential risks of losing customers, suppliers, or other business relationships, and encounter difficulties managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

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

As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms and conditions of the potential acquisition.  In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time, grants us an option to purchase the prospective dealer for a designated price during a specific time period, and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information and converting its accounting system to the system specified by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time may appear likely to occur do not result in binding legal agreements and are not consummated.

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

We and the Sea Ray Division of Brunswick have an agreement extending through August 31, 2020, with automatic annual one-year extensions at each 12 month anniversary of the agreement, provided that our dealer agreements with the Sea Ray Division of Brunswick are still then in effect.  The agreement provides a process for the acquisition of additional Sea Ray boat dealers that want to be acquired by us.  Under the agreement, acquisitions of Sea Ray dealers will be mutually agreed upon by us and Sea Ray with reasonable efforts to be made to include a balance of Sea Ray dealers that have been successful and those that have not been.  The agreement provides that Sea Ray will not unreasonably withhold its consent to any proposed acquisition of a Sea Ray dealer by us, subject to the conditions set forth in the agreement.  Among other things, the agreement requires us to provide Sea Ray with a business plan for each proposed acquisition, including historical financial and five-year projected financial information regarding the acquisition candidate; marketing and advertising plans; service capabilities and managerial and staff personnel; information regarding the ability of the candidate to achieve performance standards within designated periods; and information regarding the success of our previous acquisitions of Sea Ray dealers.  The agreement also contemplates Sea Ray reaching a good faith determination whether the acquisition would be in its best interest based on our dedication and focus of resources on the Sea Ray brand and Sea Ray’s consideration of any adverse effects that the approval would have on the resulting territory configuration and adjacent or other dealers’ sales and the absence of any violation of applicable laws or rights granted by Sea Ray to others.

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

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations.  If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements.  In addition, our credit arrangements contain financial covenants and other restrictions with which we must comply, including limitations on the incurrence of additional indebtedness.  Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us.  The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

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

Over the three-year period ended September 30, 2019, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 31%, and 25%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

Weather and environmental conditions may adversely impact our business.

Weather and environmental conditions may adversely impact our operating results.  For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, such as the BP oil spill in the Gulf of Mexico in 2010 or recent hurricanes in the Gulf of Mexico and Atlantic Ocean, may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products.  While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters.  In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations.  Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.  Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance. Additionally, to the extent unfavorable weather conditions are exacerbated by global climate change, regardless of the cause, resulting in environmental changes including, but not limited to, severe weather, changing sea levels, poor water conditions, or reduced access to water, which could disrupt or negatively affect our business.

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

We face intense competition.

We operate in a highly competitive environment.  In addition to facing competition generally from recreation businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space, and suitable retail locations.  We rely to a certain extent on boat shows to generate sales.  Our inability to participate in boat shows in our existing or targeted markets could have a material adverse effect on our business, financial condition and results of operations.

We compete primarily with single-location boat dealers and, with respect to sales of marine parts, accessories, and equipment, with national specialty marine parts and accessories stores, online catalog retailers, sporting goods stores, and mass merchants.  Competition among boat dealers is based on the quality of available products, the price and value of the products, and attention to customer service.  There is significant competition both within markets we currently serve and in new markets that we may enter.  We compete in each of our markets with retailers of brands of boats and engines we do not sell in that market.  In addition, several of our competitors, especially those selling marine equipment and accessories, are large national or regional chains that have substantial financial, marketing and other resources.  Private sales of used boats represent an additional source of competition.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 55%, 51% and 54% of our revenue during fiscal 2017, 2018, and 2019, respectively, could have a major impact on our operations.

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

We depend on income from financing, insurance and extended service contracts.

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

Our success depends, in large part, upon our ability to attract, train and retain, qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers.  Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions.  Expanding our operations may require us to add additional executive personnel and team members in the future.  As a result of our decentralized operating strategy, we also rely on the management teams of our dealerships.  In addition, we likely will depend on the senior management of any significant businesses we acquire in the future.  The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business. Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics, and our reputation and relevance within the labor markets where we are located.

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

Our operations are subject to extensive regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations, such as those relating to finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, emissions, health or safety, and employment practices.  With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws.  The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.  In addition, failure to comply with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, changes to our processes, or a cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business.

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’

safety, and laws regarding protection of the environment, including air, water, and soil.  The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines.  The majority of the outboard marine engines we sell are manufactured by Mercury Marine.  Mercury Marine’s product line of low-emission engines, including the OptiMax, Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels.  It is possible that environmental regulatory bodies (including state regulatory bodies) may impose higher emissions standards in the future for these and other marine engines.  Any increased costs of producing engines resulting from current or potentially higher EPA or state standards in the future could be passed on to our company, or could result in the inability or potential unforeseen delays of our manufacturers to comply with current and future EPA or state requirements, and these potential consequences could have a material adverse effect on our business.

Certain of our facilities own and operate underground storage tanks or USTs, and above ground storage tanks, or ASTs, for the storage of various petroleum products.  USTs and ASTs are generally subject to federal, state and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks.  In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels.  Accordingly, we are subject to regulation by federal, state and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.  In particular, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or “Superfund,” imposes joint, strict, and several liability on:

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Factors that could affect the trading price of our common stock include the following:

•	variations in our operating results;
•	the thin trading volume and relatively small public float of our common stock;
•	our ability to continue to secure adequate levels of financing;
•	variations in same-store sales;
•	general economic, political and market conditions;
•	changes in earnings estimates published by analysts;
•	changes in earnings estimates or management’s failure to provide earnings estimates;
•	the level and success of our acquisition program and new store openings;
•	the success of dealership integration;
•	relationships with manufacturers;
•	seasonality and weather conditions;
•	governmental policies and regulations;
•	the performance of the recreational boat industry in general;
•	factors relating to suppliers and competitors; and
•	timing and amount of our share repurchases.

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

In February 2019, the Board of Directors approved a new stock repurchase plan authorizing the Company to purchase up to 2.33 million shares of its commons stock through February 2021. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants.  The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

A substantial number of shares are eligible for future sale.

As of September 30, 2019, there were 27,508,473 shares of our common stock outstanding.  Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws.  Shares held by affiliates of our company, which generally include our directors, officers, and certain principal shareholders, are subject to the resale limitations of Rule 144.  Outstanding shares of common stock issued in connection with the acquisition of any acquired dealers are available for resale beginning six months after the respective dates of the acquisitions, subject to compliance with the provisions of Rule 144 under the securities laws.

Through September 30, 2019, we have issued options to purchase approximately 4,988,882 shares of common stock and 2,295,528 restricted stock awards, net of forfeitures and expirations, under our incentive stock plans, and we issued 922,822 shares of common stock under our employee stock purchase plan.  We have filed a registration statement under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Our articles of incorporation contain provisions that adopt substantially all of the protections afforded under Florida’s affiliated transactions statute (which provides that, with certain exceptions, a transaction with an “interested shareholder” must generally be approved by the affirmative vote of the holders of two-thirds of the voting shares (other than the shares owned by the interested shareholder)), except that our articles of incorporation define an “interested shareholder” as any person who holds 15% or more of our outstanding stock (rather than 10% as set forth in the statute).  Certain of our dealer agreements could also make it difficult for a third party to attempt to acquire a significant ownership position in our company.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, power catamarans produced by Sino Eagle in China, and Fraser Yacht operations in multiple countries around the world expose us to international political, economic, and other risks.

Our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans for our charter fleet produced by Sino Eagle in China, and Fraser Yacht operations in multiple countries around the world expose us to international political, economic, and other risks. Some of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues and our profitability. Additionally, protectionist trade legislation in the United States, the European Union, Italy, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions.

There have been recent changes and additional changes may occur in the future, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, and trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.  Many of these challenges are present in China, a market from which we purchase products. In particular, currently proposed tariffs could affect our Chinese suppliers.  While such tariffs may be delayed or cancelled before coming into effect and we believe we have taken steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

Our foreign purchase of yachts and power catamarans and Fraser Yacht operations in multiple countries around the world creates a number of logistical and communications challenges. The economic, political and other risks we face resulting from these foreign purchases and yacht management and crew placement services include the following:

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

•        limitations on imports and exports;

•        adverse foreign exchange rate fluctuations;

•        imposition of restrictions on currency conversion or the transfer of funds;

•        withdrawal from or revision to international trade agreements;

•        national and international conflicts, including foreign policy changes or terrorist acts;

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

•        burden and costs of compliance with multiple, changing, and often inconsistent enforcement of foreign laws, rules, and regulations, including rules relating to environmental, health, and safety matters; and/or

•        political or economic instability.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

Our business is dependent upon the efficient operation of our information systems.  The systems facilitate the interchange of information and enhances cross-selling opportunities throughout our company.  The systems integrate each level of operations on a Company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing, sales management, as well as to prepare our consolidated financial and operating data.  The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems and the systems of our third-party service providers, could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data.  Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors, and temporary staff.  While we attempt to mitigate these risks by employing a number of measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats.

We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations.  Despite our efforts to protect sensitive, confidential or personal data or information, we and our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions.  It is possible that we or our third-party service providers might not be aware of a successful cyber-related attack on our systems until well after the incident.  In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition, and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident, which could result in material reputational damage to us.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable.  As of September 30, 2019, we have approximately $144 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

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

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.

We rely on the Amended Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Amended Credit Facility provides a floor plan financing commitment of up to $440 million. The interest rate for amounts outstanding under the Amended Credit Facility is 345 basis points above the one-month LIBOR. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best alternative to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Although the full impact of any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

We lease our corporate offices in Clearwater, Florida.  We also lease 35 of our retail locations under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value.  In most cases, we pay a fixed rent at negotiated rates.  In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance.  We own the property associated with 28 other retail locations we operate.  Additionally, we own four retail locations that are currently closed as noted below.  A store is considered one or more retail locations that are adjacent or operate as one entity. We also lease offices through the Fraser Yacht Group in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Walton Beach	Third-party lease	3,000	Repair and service; 83 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Miami Beach	Third-party lease	1,600	Retail only	2018	—
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	960	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,750	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)(4)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa(4)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River

White Marsh(4)	Company owned	19,800	Retail and service	—	—
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Third-party lease	13,800	Retail, service, and storage	2018	—
North Somers Point	Third-party lease	500	Storage only	2018	Little Egg Harbor Bay
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
Manhattan	Third-party lease	1,200	Retail only; 75 wet slips	1996	Hudson River
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service, and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
San Antonio	Third-party lease	14,100	Retail and service	2019	—
Lakeway	Third-party lease	10,000	Retail only	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
British Virgin Islands

Tortola	Third-party lease	2,550	Vacation Charters; 45 wet slips	2011	Caribbean Sea

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Initially a joint venture; full ownership acquired in February 2016.
(4)	Owned location that is currently closed.

We have leased offices in the United States through the Fraser Yachts Group in Ft. Lauderdale, Florida and San Diego, California as well as leased offices outside the United States in Monaco (two offices), France, Italy, Spain (two offices), and the United Kingdom.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2019, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2017
Fourth quarter	$22.30	$15.05
2018
First quarter	$24.30	$18.30
Second quarter	$25.05	$17.30
Third quarter	$23.75	$16.40
Fourth quarter	$26.11	$16.57
2019
First quarter	$21.09	$17.11
Second quarter	$19.99	$15.34
Third quarter	$17.33	$13.73
Fourth quarter (through November 29, 2019)	$18.76	$14.56

On November 29, 2019, the closing sale price of our common stock was $16.56 per share.  On November 29, 2019, there were approximately 100 record holders and approximately 6,400 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	302,324	$15.20	302,324	813,295
August 1, 2019 to August 31, 2019	186,464	15.04	186,464	626,831
September 1, 2019 to September 30, 2019	77,411	15.48	—	626,831
Total	566,199	$15.19	488,788	626,831

(1)	Under the terms of the program, the Company is authorized to purchase up to 2.33 million shares of its common stock through February 2021.
(2)

77,411 shares reported in September 2019 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2019 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2014.  The calculations of cumulative shareholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2015	2016	2017	2018	2019
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$751,370	$942,050	$1,052,320	$1,177,371	$1,237,153
Cost of sales	566,603	716,022	787,005	879,138	914,321
Gross profit	184,767	226,028	265,315	298,233	322,832
Selling, general and administrative expenses	159,435	185,776	220,026	235,050	262,300
Income from operations	25,332	40,252	45,289	63,183	60,532
Interest expense, net	4,454	5,462	7,481	9,903	11,579
Income before income tax provision (benefit)	20,878	34,790	37,808	53,280	48,953
Income tax provision (benefit)	(27,414)	12,208	14,261	13,968	12,968
Net income	$48,292	$22,582	$23,547	$39,312	$35,985
Net income per share:
Diluted	$1.92	$0.91	$0.95	$1.71	$1.57
Weighted average number of shares:
Diluted	25,102,289	24,820,847	24,678,800	23,030,662	22,881,147
Other Data (as of year-end):
Number of retail locations (1)	53	56	62	63	59
Sales per store (2) (4)	$15,320	$18,539	$18,364	$19,873	$19,554
Same-store sales growth (3) (4)	22%	22%	5%	10%	1%

	September 30,
	2015	2016	2017	2018	2019
Balance Sheet Data:
Working capital	$152,414	$159,232	$139,069	$179,276	$155,690
Total assets	467,622	546,688	639,990	640,538	784,083
Goodwill and other intangible assets, net	828	10,000	26,005	27,491	64,077
Total shareholders' equity	283,645	312,473	302,198	353,092	368,819

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.
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

Overview

We are the largest recreational boat and yacht retailer in the United States with fiscal 2019 revenue above $1.2 billion. Through our current 59 retail locations in 16 states (as of the filing of this Annual Report on Form 10-K), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; yacht charter services; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed one acquisition in the fiscal year ended September 30, 2017, three acquisitions in the fiscal year ended September 30, 2018, and two acquisitions in the fiscal year ending September 30, 2019.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 51% and 54% of our revenue during fiscal 2017, 2018, and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn is likely to impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and will yield in the future, an increase in revenue. Acquisitions remain an important strategy to our company, and we plan to continue our growth through this strategy. We expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor or trailer to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor or trailer at such time. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor or trailer to the customer, which is generally upon acceptance or delivery to the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.7 million and $2.5 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and September 30, 2019, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale.  We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2018 and September 30, 2019, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $1.5 million and $2.2 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey. Goodwill and other intangible assets increased, due to acquisitions, by $1.3 million and $37.0 million, for the fiscal years ended September 30, 2018 and 2019, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $10.5 million and $1.3 million, for the fiscal years ended September 30, 2018 and 2019, respectively. In total, current and previous acquisitions have resulted in the recording of $64.1 million in goodwill and other intangible assets as of September 30, 2019. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.  The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations.  Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2019.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2019, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2017		2018		2019
	(Amounts in thousands)
Revenue	$1,052,320	100.0%	$1,177,371	100.0%	$1,237,153	100.0%
Cost of sales	787,005	74.8%	879,138	74.7%	914,321	73.9%
Gross profit	265,315	25.2%	298,233	25.3%	322,832	26.1%
Selling, general and administrative expenses	220,026	20.9%	235,050	20.0%	262,300	21.2%
Income from operations	45,289	4.3%	63,183	5.3%	60,532	4.9%
Interest expense	7,481	0.7%	9,903	0.8%	11,579	0.9%
Income before income taxes	37,808	3.6%	53,280	4.5%	48,953	4.0%
Income tax provision	14,261	1.4%	13,968	1.2%	12,968	1.0%
Net income	$23,547	2.2%	$39,312	3.3%	$35,985	3.0%

Fiscal Year Ended September 30, 2019, Compared with Fiscal Year Ended September 30, 2018

Revenue.  Revenue increased $59.8 million, or 5.1%, to approximately $1.237 billion for the fiscal year ended September 30, 2019 from $1.177 billion for the fiscal year ended September 30, 2018.  Of this increase, $15.4 million was attributable to a 1% increase in comparable-store sales and an approximate $44.4 million net increase related to stores opened or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new and used boat sales and incremental increases in storage services, finance and insurance products, service revenue, and parts revenue. Eroding industry conditions throughout most of fiscal 2019, adversely impacted our comparable-store sales.

Gross Profit. Gross profit increased $24.6 million, or 8.2%, to $322.8 million for the fiscal year ended September 30, 2019 from $298.2 million for the fiscal year ended September 30, 2018.  Gross profit as a percentage of revenue increased to 26.1% for the fiscal year ended September 30, 2019 from 25.3% for the fiscal year ended September 30, 2018.  The increase in gross profit as a percentage of revenue was primarily the result of increases to our higher margins businesses and from the acquisition of the Fraser Yachts Group because the sales generated by Fraser relating to its services tend to be of higher margins relative to our overall business. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increased boat sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.3 million, or 11.6%, to $262.3 million for the fiscal year ended September 30, 2019 from $235.0 million for the fiscal year ended September 30, 2018. Selling, general and administrative expenses for the fiscal year ended September 30, 2019, included $3.1 million of adjustments related to store closings and other related costs, which reduced expenses, partially offset by a $1.2 million recovery recognized from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Selling, general and administrative expenses for the fiscal year ended September 30, 2018, included $1.4 million of adjustments related to contingent consideration obligations, which reduced expenses, partially offset by a $1.2 million increase in non-recurring unusual costs. Excluding these items and making both years comparable, selling, general and administrative expenses increased $25.2 million, or 10.6%, to $260.2 million and as a percentage of revenue increased to 21.1% for the fiscal year ended September 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to recent acquisitions including the Fraser Yachts Group, new store openings, additional marketing expenses to drive sales growth, and the reestablishing of our British Virgin Islands’ Charter business as the business restarted operations after Hurricane Irma, which occurred in September 2017.

Interest Expense. Interest expense increased $1.7 million, or 16.9%, to $11.6 million for the fiscal year ended September 30, 2019, from $9.9 million for the fiscal year ended September 30, 2018. Interest expense as a percentage of revenue increased to 0.9% for the fiscal year ended September 30, 2019, from 0.8% for the fiscal year ended September 30, 2018. The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense decreased $1.0 million, or 7.2%, to $13.0 million for the fiscal year ended September 30, 2019 from $14.0 million for the fiscal year ended September 30, 2018. Our effective income tax rate increased to 26.5% for fiscal year ended September 30, 2019, from 26.2% for fiscal year ended September 30, 2018. The increase in our effective income tax rate was mainly the result of increased tax expense from jurisdictions outside the United States as result of the acquisition of the Fraser Yachts Group in July 2019.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.0 million, or 6.8%, to $235.0 million for the fiscal year ended September 30, 2018 from $220.0 million for the fiscal year ended September 30, 2017. Selling, general and administrative expenses for the fiscal year ended September 30, 2018, included $1.4 million of adjustments related to contingent consideration obligations, which reduced expenses, partially offset by a $1.2 million increase in non-recurring unusual costs. Additionally, selling, general and administrative expenses for the fiscal year ended September 30, 2017 included $2.9 million of expenses as a result of losses from Hurricane Irma.  Excluding these items and making both years comparable, selling, general and administrative expenses increased $18.1 million, or 8.4%, to $235.3 million and as a percentage of revenue decreased to 20.0% for the fiscal year ended September 30, 2018, from 20.6% for the fiscal year ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increased commissions resulting from increased new and used boat sales, increased compensation due to improved performance, and increased health care costs due to rising claims. The decrease in selling, general and administrative expenses as a percentage of revenue was driven by increased efficiencies and operating leverage in the business.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions.  Acquisitions remain an important strategy to our company, and we plan to continue our growth through this strategy as more robust economic conditions return. However, we cannot predict the return of or length of unfavorable economic or financial conditions.  We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs.  We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility.  Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility.  Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations.  As of September 30, 2019, we were in compliance with all covenants under the Amended Credit Facility.  We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs.  As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from any of our dealerships.

For the fiscal years ended September 30, 2019, cash used in operating activities was approximately $12.4 million. For fiscal years ended September 30, 2018, and 2017, cash provided by operating activities was approximately $70.4 million and $4.7 million, respectively. For the fiscal year ended September 30, 2019, cash used by operating activities was primarily related to increases in inventory, accounts receivable, and prepaid expenses and other assets, partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, insurance proceeds received, and increases in accounts payable, customer deposits, and accrued expenses and other long-term liabilities. For the fiscal year ended September 30, 2018, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, gains on insurance settlements, gain on contingent acquisition consideration, decreases in inventory driven by inventory optimization efforts, insurance proceeds received as a result of Hurricane Irma, and increases in accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable and decreases in accounts payable and customer deposits. For the fiscal year ended September 30, 2017, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses such as depreciation and amortization expense, income tax expense, stock based compensation expense, increases in accounts payable and accrued expenses, partially offset by an increase in inventory driven by the expansion of current and new brands, and decreases in customer deposits.

For the fiscal years ended September 30, 2019, 2018 and 2017, cash used in investing activities was approximately $56.3 million, $23.3 million, and $32.1 million, respectively. For the fiscal year ended September 30, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions. For the fiscal year ended September 30, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase property and equipment associated with business acquisitions, and capital improvements as a result of Hurricane Irma. For the fiscal year ended September 30, 2017, cash used in investing activities was primarily used to purchase property and equipment associated with business acquisitions and property and equipment associated with improving existing retail facilities.

For the fiscal years ended September 30, 2019 and 2017, cash provided by financing activities was approximately $58.6 million and $30.7 million, respectively. For the fiscal year ended September 30, 2018 cash used in financing activities was approximately $40.2 million. For the fiscal year ended September 30, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and payments on tax withholdings for equity awards. For the fiscal year ended September 30, 2018, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, contingent consideration payments from acquisitions, and repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans. For the fiscal year ended September 30, 2017, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

In November 2019, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The November 2019 amendment and restatement extended the maturity date of the

Credit Facility to October 2022, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The November 2019 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $440.0 million, an increase from the previous limit of $400.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $312.1 million.  As of September 30, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.5% and 5.6%, respectively.  As of September 30, 2019, our additional available borrowings under our Amended Credit Facility were approximately $39.9 million based upon the outstanding borrowing base availability.  The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2019:

Year Ending September 30,	Short-Term Borrowings (1)	Other Liabilities (2)	Operating Leases (3)	Total
	(Amounts in thousands)
2020	$312,065	812	9,480	$322,357
2021	—	533	8,148	8,681
2022	—	—	6,906	6,906
2023	—	—	6,329	6,329
2024	—	—	5,003	5,003
Thereafter	—	—	29,111	29,111
Total	$312,065	$1,345	$64,977	$378,387

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates.  As of September 30, 2019, the interest rate on our short-term borrowings was approximately 5.6%.

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

Interest Rate Risk

As of September 30, 2019, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate.  Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings.  For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $3.1 million in annual pre-tax interest expense.  This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2019 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

Foreign Currency Exchange Rate Risk

Products purchased from European-based and Chinese-based manufacturers are transacted in U.S. dollars. Fluctuations in the U.S. dollar exchange rate may impact the retail price at which we can sell foreign products. Accordingly, fluctuations in the value of other currencies compared with the U.S. dollar may impact the price points at which we can profitably sell such foreign products, and such price points may not be competitive with other products in the United States. Thus, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows and earnings we recognize for such foreign products. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based and Chinese-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, there can be no assurance that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Additionally, the Fraser Yachts Group has transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 1% of our total revenues in fiscal 2019.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2019. The Company acquired Fraser Yachts Group S.R.L. during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, Fraser Yachts Group S.R.L.’s internal control over financial reporting associated with 2% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2019.

Our internal control over financial reporting as of September 30, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019 and related notes (collectively, the consolidated financial statements), and our report dated December 3, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Fraser Yacht Group S.R.L. during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, Fraser Yacht Group S.R.L’s internal control over financial reporting associated with 2% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fraser Yach Group S.R.L.

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

December 3, 2019

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Shareholders (the “2020 Proxy Statement”).  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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

(3)	Exhibits. See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Registrant.(2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (3)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (3)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill.(3)
10.2*	2008 Employee Stock Purchase Plan, as amended.(4)
10.3	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (5)
10.3(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (6)
10.3(b)	Sea Ray Sales and Service Agreement. (5)
10.3(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (6)
10.3(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (6)
10.3(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (6)
10.3(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (7)
10.3(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (7)
10.3(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (7)
10.4 †

Fourth Amended and Restated Inventory Financing Agreement, executed on October 25, 2018, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC, Bank of the West, Inc., M&T Bank and Branch Banking & Trust Company. (8)

10.4(a) †

Fifth Amended and Restated Program Terms Letter, executed on October 26, 2018, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (8)

10.5†

First Amendment to Fourth Amended and Restated Inventory Financing, Fifth Amended and Restated program Terms Letter, and Fourth Amended and Restated [**********], executed on August 14, 2019, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC.

10.6	Director Fee Share Purchase Program. (9)
10.7*	MarineMax, Inc. 2011 Stock-Based Compensation Plan, as amended. (10)
10.7(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (11)
10.7(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (11)
10.8*	Severance Policy for Key Executives. (12)
10.9†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.9(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.9(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.9(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.10†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.p.A. (20)
10.10(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.10(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.10(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.10(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Exhibit
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†

Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions where applicable.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2019, as filed on November 29, 2018.
(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019, as filed on May 1, 2019.

(5)     Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(6)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010.
(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2010, as filed on February 8, 2011.
(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2018, as filed on January 30, 2019.
(9)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(10)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-177019) as filed on June 7, 2017.
(11)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(12)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(13)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: December 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President (Principal Executive Officer)	December 3, 2019
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	December 3, 2019
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	December 3, 2019
William H. McGill Jr.	Director

/s/ Clint Moore	Director
Clint Moore		December 3, 2019

/s/ George E. Borst	Director	December 3, 2019
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	December 3, 2019

/s/ Evelyn Follit	Director	December 3, 2019
Evelyn Follit

/s/ Charles R. Oglesby	Director	December 3, 2019
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 3, 2019
Joseph A. Watters

/s/ Rebecca White
Rebecca White	Director	December 3, 2019

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 3, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective October 1, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606.

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

Tampa, Florida

December 3, 2019

Certified Public Accountants

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2018	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,822	$38,511
Accounts receivable, net	34,003	42,398
Inventories, net	377,074	477,468
Prepaid expenses and other current assets	5,392	10,206
Total current assets	465,291	568,583
Property and equipment, net	138,716	144,298
Goodwill and other intangible assets, net	27,491	64,077
Other long-term assets	5,632	7,125
Deferred tax assets, net	3,408	—
Total assets	$640,538	$784,083
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,134	$33,674
Customer deposits	17,006	24,305
Accrued expenses	32,926	42,849
Short-term borrowings	212,949	312,065
Total current liabilities	286,015	412,893
Deferred tax liabilities, net	—	1,142
Long-term liabilities	1,431	1,229
Total liabilities	287,446	415,264
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2018 and 2019	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 27,141,267 and 27,508,473 shares issued and 22,670,536 and 21,321,688 shares outstanding as of September 30, 2018 and 2019, respectively	27	28
Additional paid-in capital	262,250	269,969
Accumulated other comprehensive loss	—	(669)
Retained earnings	166,071	202,455
Treasury stock, at cost, 4,470,731 and 6,186,785 shares held as of September 30, 2018 and 2019, respectively	(75,256)	(102,964)
Total shareholders' equity	353,092	368,819
Total liabilities and shareholders' equity	$640,538	$784,083

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2017	2018	2019
Revenue	$1,052,320	$1,177,371	$1,237,153
Cost of sales	787,005	879,138	914,321
Gross profit	265,315	298,233	322,832
Selling, general and administrative expenses	220,026	235,050	262,300
Income from operations	45,289	63,183	60,532
Interest expense	7,481	9,903	11,579
Income before income tax provision	37,808	53,280	48,953
Income tax provision	14,261	13,968	12,968
Net income	$23,547	$39,312	$35,985
Basic net income per common share	$0.98	$1.77	$1.61
Diluted net income per common share	$0.95	$1.71	$1.57
Weighted average number of common shares used in computing net income per common share:
Basic	23,966,611	22,269,378	22,294,114
Diluted	24,678,800	23,030,662	22,881,147

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2017	2018	2019
Net income	$23,547	$39,312	$35,985

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	(669)
Total other comprehensive loss, net of tax	-	-	(669)

Comprehensive income	$23,547	$39,312	$35,316

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

			Additional	Accumulated			Total
	Common Stock Issued		Paid-in	Other Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2016	25,977,632	$26	$241,058	—	$103,212	$(31,823)	$312,473
Net income	—	—	—		23,547	—	23,547
Purchase of treasury stock	—	—	—	—	—	(42,738)	(42,738)
Shares issued pursuant to employee stock purchase plan	51,697	—	887	—	—	—	887
Shares issued upon vesting of equity awards, net of minimum tax withholding	56,539	—	(479)	—	—	—	(479)
Shares issued upon exercise of stock options	184,931	—	2,271	—	—	—	2,271
Stock-based compensation	43,267	—	6,237	—	—	—	6,237
BALANCE, September 30, 2017	26,314,066	$26	$249,974	—	$126,759	$(74,561)	$302,198
Net income	—	—	—	—	39,312	—	39,312
Purchase of treasury stock	—	—	—	—	—	(695)	(695)
Shares issued pursuant to employee stock purchase plan	67,187	—	950	—	—	—	950
Shares issued upon vesting of equity awards, net of minimum tax withholding	163,350	—	(1,643)	—	—	—	(1,643)
Shares issued upon exercise of stock options	586,531	1	6,732	—	—	—	6,733
Stock-based compensation	10,133	—	6,237		—	—	6,237
BALANCE, September 30, 2018	27,141,267	$27	$262,250	—	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	35,985	—	35,985
Purchase of treasury stock	—	—	—	—	—	(27,708)	(27,708)
Shares issued pursuant to employee stock purchase plan	62,287	—	1,022	—	—	—	1,022
Shares issued upon vesting of equity awards, net of minimum tax withholding	174,606	—	(1,216)	—	—	—	(1,216)
Shares issued upon exercise of stock options	119,275	1	1,389	—	—	—	1,390
Stock-based compensation	11,038	—	6,524	—	—	—	6,524
Foreign currency translation adjustments, net of tax	—	—	—	(669)	—	—	(669)
Cumulative effect of change in accounting principle - revenue recognition, net of tax	—	—	—	—	399	—	399
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2017	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,547	$39,312	$35,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,364	10,673	11,597
Deferred income tax provision	12,306	5,361	4,384
Loss on sale of property and equipment	306	330	956
Gain on insurance settlements	—	(1,082)	—
Proceeds from insurance settlements	—	2,342	475
Gain on contingent acquisition consideration	—	(1,440)	—
Stock-based compensation expense, net	6,237	6,237	6,524
(Increase) Decrease in —
Accounts receivable, net	266	(11,279)	(5,071)
Inventories, net	(57,107)	26,773	(84,330)
Prepaid expenses and other assets	(1,710)	(996)	(3,182)
(Decrease) Increase in —
Accounts payable	16,835	(3,325)	8,701
Customer deposits	(9,341)	(4,065)	6,804
Accrued expenses and long-term liabilities	4,042	1,573	4,731
Net cash provided by (used in) operating activities	4,745	70,414	(12,426)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,367)	(13,804)	(17,061)
Proceeds from insurance settlements	—	823	461
Net cash used in acquisition of businesses	(18,725)	(10,524)	(40,713)
Proceeds from sale of property and equipment	994	190	979
Net cash used in investing activities	(32,098)	(23,315)	(56,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	70,819	(43,383)	85,580
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	3,158	7,683	2,412
Contingent acquisition consideration payments	(150)	(3,324)	(129)
Payments on tax withholdings for equity awards	(369)	(510)	(1,525)
Purchase of treasury stock	(42,738)	(695)	(27,708)
Net cash provided by (used in) financing activities	30,720	(40,229)	58,630
Effect of exchange rate changes on cash	—	—	(181)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	3,367	6,870	(10,311)
CASH AND CASH EQUIVALENTS, beginning of year	38,585	41,952	48,822
CASH AND CASH EQUIVALENTS, end of year	$41,952	$48,822	$38,511
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$8,482	$12,021	$13,669
Income taxes	457	9,424	9,152
Non-cash items:
Accrued tax withholdings upon vesting of equity awards	392	1,525	1,198
Contingent consideration liabilities from acquisitions	3,720	—	640
Accrued acquisition of property and equipment	300	129	995

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of September 30, 2019, we operated through 59 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, and Texas.  Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 36% of our revenue in fiscal 2019.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 19%, respectively, of our revenue in fiscal 2019. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick.  We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts.  These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products.  These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations.

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets.  We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets.  In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement.  Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2019.  We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with most of our manufacturers, other than Sea Ray, Boston Whaler, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region.  Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory or marketing practices, including rebate or incentive programs, could adversely affect our results of operations.  Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray and Azimut as a product source.  These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 55%, 51% and 54% of our revenue during fiscal 2017, 2018, and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. As a result, an economic downturn would likely impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions remain an important strategy to our company, and we plan to continue our growth through this strategy.

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

2.  SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Fraser Yachts Group customer charter management cash accounts are excluded from cash and cash equivalents. These accounts belong to our customers and we provide management assistance at the request of the customer and for the benefit of the customer.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2018 and 2019, our valuation allowance for new and used boat, motor and trailer inventories was $1.5 million and $2.2 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In January 2018, we purchased Island Marine Center, a privately owned boat dealer located in New Jersey. Goodwill and other intangible assets increased, due to acquisitions, by $1.3 million and $37.0 million, for the fiscal years ended September 30, 2018 and 2019, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $10.5 million and $1.3 million, for the fiscal years ended September 30, 2018 and 2019, respectively. In total, current and previous acquisitions have resulted in the recording of $64.1 million in goodwill and other intangible assets as of September 30, 2019. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350.  As of September 30, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored.  The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations.  Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2019.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.7 million and $2.5 million as of October 1, 2018 (beginning of the period of adoption of ASC 606) and September 30, 2019, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the fiscal year ended September 30, 2019.

Fiscal Year Ended
September 30,
2019
Goods and services transferred at a point in time	90.8%
Goods and services transferred over time	9.2%
Total Revenue	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2017	2018	2019
New boat sales	70.9%	71.2%	70.1%
Used boat sales	14.9%	14.8%	14.9%
Maintenance, repair, storage, and charter services	6.3%	6.2%	6.9%
Finance and insurance products	2.4%	2.4%	2.6%
Parts and accessories	3.6%	3.6%	3.6%
Brokerage sales	1.9%	1.8%	1.9%
Total revenue	100.0%	100.0%	100.0%

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. As of September 30, 2018 and 2019, our accumulated other comprehensive loss, net of tax, was $0.0 million and $0.7 million, respectively. The change in accumulated other comprehensive income was the result of foreign currency translation adjustments net of taxes. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2019.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Pursuant to ASC 606, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses.  Total advertising and promotional expenses approximated $16.2 million, $16.5 million and $18.8 million, net of related co-op assistance of approximately $779,000, $653,000, and $807,000, for the fiscal years ended September 30, 2017, 2018, and 2019, respectively.

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

Revenue Recognition

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
September 30, 2019	As Reported	Topic 606	Higher/(Lower)
Inventories, net	$477,468	$477,405	$63
Prepaid expenses and other current assets	10,206	7,681	2,525
Accounts payable	33,674	33,708	(34)
Accrued expenses	42,849	40,669	2,180
Deferred tax liabilities	1,142	1,005	137
Retained earnings	$202,455	$202,150	$305

Consolidated Statements of Operations Line Items
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Fiscal Year Ended September 30, 2019	As Reported	Topic 606	Higher/(Lower)
Revenue	$1,237,153	$1,237,899	$(746)
Cost of sales	914,321	914,939	(618)
Income from operations	60,532	60,660	(128)
Income before income tax provision	48,953	49,081	(128)
Income tax provision	12,968	13,002	(34)
Net Income	$35,985	$36,079	$(94)

Consolidated Statements of Cash flows
	Impact of changes in accounting policies
		Balances without	Impact of
		adoption of ASC	adoption
Fiscal Year Ended September 30, 2019	As Reported	Topic 606	Higher/(Lower)
Net income	$35,985	$36,079	$(94)
(Increase) decrease in —
Inventories, net	(84,330)	(83,712)	(618)
Prepaid expenses and other assets	(3,182)	(1,748)	(1,434)
Increase (decrease) in —
Accounts payable	8,701	8,735	(34)
Accrued expenses and other long-term liabilities	$4,731	$2,551	$2,180

Accounting for Leases

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

We expect the adoption of ASU 2016-02 will have a significant and material impact to our consolidated balance sheet given our current lease agreements for our leased retail locations. We expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities recorded on our consolidated balance sheet. As part of our transition process, we have assessed our lease arrangements, evaluated practical expedient and accounting policy elections, and implemented software to meet the reporting requirements of this standard.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being material to us. We plan to adopt the standard using the optional transition method with no restatement

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of comparative periods and a cumulative effect adjustment recognized as of the date of adoption. Consequently, on adoption based on our leases as of September 30, 2019, we expect to recognize additional operating liabilities ranging from $39 million to $54 million, with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We are finalizing our cumulative effect adjustment and currently expect that all changes to our accounting methods as a result of adopting the new standard will result in a net, after-tax cumulative effect adjustment to increase retained earnings as of October 1, 2019 in the range of $0.5 million to $1.2 million. We will adopt ASU 2014-09 in fiscal 2020.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, including for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for the majority of our leases. We also expect significant new disclosures about our leasing activities in accordance with the new standard.

Other New Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (ASC) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2018 or 2019, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions.  When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2018	2019
	(Amounts in thousands)
Trade receivables, net	$18,864	$29,750
Amounts due from manufacturers	14,343	11,245
Other receivables	796	1,403
	$34,003	$42,398

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2018	2019
	(Amounts in thousands)
New boats, motors, and trailers	$332,320	$413,335
Used boats, motors, and trailers	35,999	56,363
Parts, accessories, and other	8,755	7,770
	$377,074	$477,468

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2018	2019
	(Amounts in thousands)
Land	$56,628	$56,549
Buildings and improvements	108,693	112,892
Machinery and equipment	32,155	36,368
Furniture and fixtures	3,925	4,995
Vehicles	9,328	11,292
	210,729	222,096
Accumulated depreciation and amortization	(72,013)	(77,798)
	$138,716	$144,298

Depreciation and amortization expense on property and equipment totaled approximately $9.4 million, $10.7 million, and $11.6 million for the fiscal years ended September 30, 2017, 2018, and 2019, respectively.

7.  GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In total, current and previous acquisitions have resulted in the recording of $27.5 million and $64.1 million in goodwill and other intangible assets as of September 30, 2018 and 2019, respectively. Our previous acquisitions and fiscal 2019 acquisitions have not resulted in recording any significant identifiable intangible assets besides goodwill. See Note 2 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and recent acquisitions. Other long-term assets as of September 30, 2018 and 2019 of $5.6 million and $7.1 million, respectively, are primarily long term deposits and other long term investments.

8.  SHORT-TERM BORROWINGS:

In November 2019, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation).  The November 2019 amendment and restatement extended the maturity date of the Credit Facility to October 2022, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval.  The November 2019 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility.  The Amended Credit Facility provides a floor plan financing commitment of up to $440.0 million, an increase from the previous limit of $400.0 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of September 30, 2018 and 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $212.9 million and $312.1 million, respectively. As of September 30, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.5% and 5.6%, respectively. As of September 30, 2019, our additional available borrowings under our Amended Credit Facility were approximately $39.9 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of September 30, 2019, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.  Tight credit conditions during fiscal 2009, 2010 and 2011 adversely affected the ability of customers to finance boat purchases, which had a negative effect on our operating results.

9.  INCOME TAXES:

Earnings before income taxes consisted of the following components for the fiscal years ended September 30,

	2017	2018	2019
	(Amounts in thousands)
Earnings before income taxes:
United States	$37,808	$53,280	$46,986
Other	—	—	1,967
Total	$37,808	$53,280	$48,953

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our provision (benefit) from income taxes consisted of the following for the fiscal years ended September 30,

	2017	2018	2019
	(Amounts in thousands)
Current provision (benefit):
Federal	$2,321	$8,055	$7,933
Foreign	—	—	516
State	(366)	195	135
Total current provision	$1,955	$8,250	$8,584
Deferred provision (benefit):
Federal	10,190	4,205	2,285
Foreign	—	—	—
State	2,116	1,513	2,099
Total deferred provision	12,306	5,718	4,384
Total income tax provision	$14,261	$13,968	$12,968

During the fourth quarter of fiscal 2017, the Company recorded a net tax benefit of $1.8 million primarily pertaining to a worthless stock deduction.  The tax benefit of this deduction was primarily based on the write-off of the Company’s investment in its British Virgin Islands subsidiary for US tax purposes.

On December 22, 2017, the Tax Act was enacted which, among a number of its provisions, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company’s blended statutory tax rate for fiscal year 2018 was approximately 24.5% as a result of the change in statutory rates. For fiscal year 2018, we recorded a non-cash adjustment to income tax expense of $805,000 for the remeasurement of deferred taxes on the enactment date.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2017	2018	2019
Federal tax provision	35.0%	24.5%	21.0%
State taxes, net of federal effect	4.4%	4.1%	4.1%
Worthless stock deduction	(4.8)%	—	—
Stock based compensation	0.2%	(2.0)%	—
Valuation allowance	(0.1)%	(0.3)%	(0.1)%
Foreign rate differential	2.4%	—	0.2%
Effect of Federal Tax Reform	—	1.5%	—
Other	0.6%	(1.6)%	1.3%
Effective tax rate	37.7%	26.2%	26.5%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2018	2019
	(Amounts in thousands)
Deferred tax assets:
Inventories	$588	$774
Accrued expenses	644	492
Stock based compensation	2,258	2,388
Tax loss carryforwards	3,910	2,316
Other	580	562
Valuation allowance	(119)	(164)
Total long-term deferred tax assets	7,861	6,368
Deferred tax liabilities:
Depreciation and amortization	(4,453)	(7,510)
Total long-term deferred tax liabilities	$(4,453)	$(7,510)
Net deferred tax assets (liabilities)	$3,408	$(1,142)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2019, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

As of September 30, 2017, we no longer had federal net operating loss (NOL) carryforwards for federal income tax purposes. As of September 30, 2019, the Company has state NOL carryforwards of approximately $46.5 million for state income tax purposes, which resulted in a deferred tax asset of $2.3 million, and expire at various dates from 2029 through 2032.

Significant judgment is required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

In fiscal 2017, the Company released a reserve for an uncertain tax position based on administrative practice in the applicable jurisdiction in the amount of $264,000 of which approximately $177,000 impacted the effective tax rate. As of September 30, 2018 and 2019, we had no gross unrecognized tax benefits.

We are subject to tax by both federal and state taxing authorities.  Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate.  We are no longer subject to U.S. Federal tax assessments for fiscal years prior to 2015, we are not subject to assessments prior to the 2014 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2014 calendar year for the majority of the foreign jurisdictions.

In January 2018, the FASB released guidance on accounting for taxes on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The guidance provides that a company can, subject to an accounting policy election, either record the tax impacts of GILTI inclusions as a period cost, or account for GILTI in deferred taxes. The Company has now finalized its election and will account for the tax impacts of GILTI inclusions as a period cost.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SHAREHOLDERS’ EQUITY:

In February 2019, our Board of Directors approved a new share repurchase plan allowing the Company to repurchase up to 2.33 million shares of our common stock through February 2021.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions.  Through September 30, 2019 we had purchased an aggregate of 6,186,785 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $103.0 million.  As of September 30, 2019, approximately 626,831 shares remained available for future purchases under the share repurchase program.

11.  STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our Employee Stock Purchase Plan.  We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock.  We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2017, 2018 and 2019 was approximately $3.2 million, $7.7 million, and $2.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity from September 30, 2018 through September 30, 2019:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2018	1,047,247	611,223	$5,544	$12.18	4.4
Options granted	—	—	—	—
Options cancelled/forfeited/expired	7,917	(7,917)	—	5.23
Options exercised	—	(119,275)	—	11.65
Restricted stock awards granted	(326,324)	—	—	—
Restricted stock awards forfeited	36,250	—	—	—
Additional shares of stock issued	(49,500)	—	—	—
Balance as of September 30, 2019	715,590	484,031	$1,569	$12.42	3.7
Exercisable as of September 30, 2019		482,364	$1,569	$12.40	3.7

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2018 was $8.42. No options were granted during the fiscal years ended September 30, 2017 and September 30, 2019. The total intrinsic value of options exercised during the fiscal years ended September 30, 2017, 2018 and 2019 was approximately $1.6 million, $6.3 million, and $1.4 million, respectively. The total fair value of options vested during the fiscal years ended September 30, 2017, and September 30, 2018, was approximately $2.5 million and $1.3 million.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience.  Volatility is based on the historical volatility of our common stock.  The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Below are the weighted-average assumptions used for the fiscal year ended September 30, 2018. No options were granted for the fiscal years ended September 30, 2017 or September 30, 2019.

	2017	2018	2019
Dividend yield	—	0.0%	—
Risk-free interest rate	—	2.7%	—
Volatility	—	45.4%	—
Expected life	—	5.0 years	—

13.  EMPLOYEE STOCK PURCHASE PLAN:

During February 2012, our shareholders approved a proposal to amend our 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares. During February 2018, our Board of Directors approved a proposal to amend the Stock Purchase Plan to extend it such that the final annual offering will be in 2027. During February 2019, our shareholders approved a proposal to amend the Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service.  In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan.  The Stock Purchase Plan provides for implementation of up to 20 annual offerings beginning on the first day of October starting in 2008, with each offering terminating on September 30 of the following year.  Each annual offering may be divided into two six-month offerings.  For each offering, the purchase price per share will be the lower of (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering.  The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period.  However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan.  The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding.  Volatility is based on the historical volatility of our common stock.  The

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2017	2018	2019
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	1.5%	2.4%
Volatility	40.9%	49.9%	48.3%
Expected life	Six months	Six months	Six months

As of September 30, 2019, we had issued 922,822 shares of common stock under our Stock Purchase Plan.

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

The following table summarizes restricted stock award activity from September 30, 2018 through September 30, 2019:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2018	704,326	$17.61
Changes during the period
Awards granted	326,324	$20.81
Awards vested	(214,773)	$18.18
Awards forfeited	(36,250)	$19.39
Non-vested balance as of September 30, 2019	779,627	$18.71

As of September 30, 2019, we had approximately $6.7 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

15.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2017	2018	2019
Weighted average common shares outstanding used in calculating basic income per share	23,966,611	22,269,378	22,294,114
Effect of dilutive options and non-vested restricted stock awards	712,189	761,284	587,033
Weighted average common and common equivalent shares used in calculating diluted income per share	24,678,800	23,030,662	22,881,147

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended September 30, 2017, 2018, and 2019 there were 18,526, 1,288, and 10,988 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

We lease certain land, buildings, wet slips, machinery, equipment, and vehicles related to our dealerships under non-cancelable third-party operating leases. Certain of our leases include options for renewal periods and provisions for escalation. Rental expenses, including month-to-month rentals, were approximately $8.3 million, $8.4 million and $8.9 million for the fiscal years ended September 30, 2017, 2018, and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2019, were as follows:

(Amounts in thousands)
2020	9,480
2021	8,148
2022	6,906
2023	6,329
2024	5,003
Thereafter	29,111
Total	$64,977

Other Commitments and Contingencies

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal years ended September 30, 2017, 2018, and 2019, we incurred costs associated with store closings and lease terminations of approximately $88,000, $0, and $3.1 million, respectively.  These costs primarily related to the future minimum operating lease payments of the closed locations.  The store closings were a key component in our effort to better match our fixed costs with the decline in retail business caused by the soft economic conditions.  The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during the fiscal years ended September 30, 2017, 2018, and 2019.

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

17.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age.  Under the Plan, we matched 25% of participants’ contributions, up to a maximum of 5% of each participant’s compensation, in fiscal 2017, and 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation in fiscal 2018 and fiscal 2019. We contributed, under the Plan, or pursuant to previous similar plans, approximately $765,000, $1.9 million, and $2.3 million for the fiscal years ended September 30, 2017, 2018 and 2019, respectively.

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

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
	(Amounts in thousands except share and per share data)
Revenue	$236,921	$270,605	$361,254	$308,591	$241,937	$303,586	$383,494	$308,136
Cost of sales	177,672	201,312	270,567	229,587	178,459	229,384	285,784	220,694
Gross profit	59,249	69,293	90,687	79,004	63,478	74,202	97,710	87,442
Selling, general and administrative expenses	50,246	58,659	64,089	62,056	54,492	63,976	68,968	74,864
Income from operations	9,003	10,634	26,598	16,948	8,986	10,226	28,742	12,578
Interest expense	2,542	2,840	2,499	2,022	2,516	3,033	2,936	3,094
Income before income income tax provision	6,461	7,794	24,099	14,926	6,470	7,193	25,806	9,484
Income tax provision	2,249	1,610	6,723	3,386	1,560	1,890	6,719	2,799
Net income	$4,212	$6,184	$17,376	$11,540	$4,910	$5,303	$19,087	$6,685
Net income per share:
Diluted	$0.19	$0.27	0.75	0.50	$0.21	$0.23	0.84	0.31
Weighted average number of shares:
Diluted	22,712,648	22,940,594	23,182,546	23,286,206	23,400,685	23,417,688	22,821,202	21,896,257