Form 10-Q
period 2019-12-31
MARINEMAX INC
filed 2020-01-30
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on January 24, 2020 was 21,526,367.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2019
Revenue	$241,937	$304,172
Cost of sales	178,459	224,154
Gross profit	63,478	80,018

Selling, general, and administrative expenses	54,492	64,386
Income from operations	8,986	15,632

Interest expense	2,516	3,344
Income before income tax provision	6,470	12,288

Income tax provision	1,560	3,229
Net income	$4,910	$9,059

Basic net income per common share	$0.22	$0.42

Diluted net income per common share	$0.21	$0.41

Weighted average number of common shares used in computing net income per common share:

Basic	22,779,567	21,453,914
Diluted	23,400,685	21,890,065

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2019
Net income	$4,910	$9,059

Other comprehensive gain, net of tax:
Foreign currency translation adjustments	-	606
Total other comprehensive gain, net of tax	-	606

Comprehensive income	$4,910	$9,665

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,511	$35,985
Accounts receivable, net	42,398	36,118
Inventories, net	477,468	493,943
Prepaid expenses and other current assets	10,206	11,009
Total current assets	568,583	577,055
Property and equipment, net of accumulated depreciation of $77,798 and $80,823	144,298	144,756
Operating lease right-of-use assets, net	-	41,335
Goodwill and other intangible assets, net	64,077	64,479
Other long-term assets	7,125	7,781
Total assets	$784,083	$835,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,674	$18,159
Customer deposits	24,305	20,198
Accrued expenses	42,849	35,436
Current operating lease liabilities	-	6,898
Short-term borrowings	312,065	334,085
Total current liabilities	412,893	414,776
Noncurrent operating lease liabilities	-	36,325
Deferred tax liabilities, net	1,142	2,413
Other long-term liabilities	1,229	1,145
Total liabilities	415,264	454,659
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2019 and December 31, 2019	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,508,473 and 27,686,764 shares issued and 21,321,688 and 21,499,979 shares outstanding as of September 30, 2019 and December 31, 2019, respectively	28	28
Additional paid-in capital	269,969	271,622
Accumulated other comprehensive loss	(669)	(63)
Retained earnings	202,455	212,124
Treasury stock, at cost, 6,186,785 and 6,186,785 shares held as of September 30, 2019 and December 31, 2019, respectively	(102,964)	(102,964)
Total shareholders’ equity	368,819	380,747
Total liabilities and shareholders’ equity	$784,083	$835,406

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Purchase of treasury stock	—	—	—	—	—	—	-
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Foreign currency translation adjustments, net of tax	—	—	—	606	—	—	606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	$28	$271,622	$(63)	$212,124	$(102,964)	$380,747

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$-	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	4,910	—	4,910
Purchase of treasury stock	—	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	—	-
Shares issued upon exercise of stock options	108,275	—	1,311	—	—	—	1,311
Stock-based compensation	2,135	—	1,448	—	—	—	1,448
Cumulative effect of change in accounting principle - revenue recognition, net after tax	—	—	—	—	399	—	399
BALANCE, December 31, 2018	27,317,327	$27	$265,516	$-	$171,380	$(75,485)	$361,438

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,910	$9,059
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,775	3,007
Deferred income tax provision	683	1,061
Loss on sale of property and equipment	84	24
Proceeds from insurance settlements	475	—
Stock-based compensation expense	1,448	1,513
(Increase) decrease in —
Accounts receivable, net	7,817	6,345
Inventories, net	(68,946)	(16,475)
Prepaid expenses and other assets	(5,013)	(1,687)
Increase (decrease) in —
Accounts payable	(11,294)	(15,559)
Customer deposits	4,065	(4,107)
Accrued expenses and other liabilities	(2,093)	(2,479)
Net cash used in operating activities	(65,089)	(19,298)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,025)	(4,398)
Proceeds from sale of property and equipment	43	—
Net cash used in investing activities	(2,982)	(4,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on short-term borrowings	57,766	22,020
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,818	616
Payments on tax withholdings for equity awards	(1,525)	(1,674)
Purchase of treasury stock	(229)	—
Net cash provided by financing activities	57,830	20,962
Effect of exchange rate changes on cash	—	208
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,241)	(2,526)
CASH AND CASH EQUIVALENTS, beginning of period	48,822	38,511
CASH AND CASH EQUIVALENTS, end of period	$38,581	$35,985
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,711	$4,093
Income taxes	—	161
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$-	$42,070
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	—	43,953

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of December 31, 2019, we operated through 59 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

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

In June 2018, Brunswick announced it was discontinuing Sea Ray sport yacht and yacht models.  Sea Ray sport yacht and yacht models represented approximately 10% of revenue during fiscal year 2018. Our brand and product diversification actions allowed us to replace the Sea Ray sport yacht and yacht revenue.

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

We have multi-year dealer agreements with Brunswick covering Sea Ray products that appoint us as the exclusive dealer of Sea Ray boats in our geographic markets. We are the exclusive dealer for Boston Whaler through multi-year dealer agreements for many of our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States through a multi-year dealer agreement. Sales of new Azimut boats accounted for approximately 9% of our revenue in fiscal 2019. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

As is typical in the industry, we deal with most of our manufacturers, other than Sea Ray, Boston Whaler, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region.  Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory, or marketing practices, including rebate or incentive programs, could adversely affect our results of operations.  Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray, Boston Whaler, and Azimut as a product source.  These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could affect operating results adversely.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida, in which we generated approximately 51% and 54% of our revenue during fiscal 2018 and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to accelerate our growth through this strategy.

2.	BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2019, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2019, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the three months ended December 31, 2019, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations acquired as of December 31, 2019 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 was effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application was permitted for all entities as of the beginning of an interim or annual period. Subsequent amendments to the standard provide an additional and optional transition method that allow entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected.

We adopted ASU 2016-02 effective October 1, 2019 the first day of fiscal 2020. We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. Consequently, on adoption, we recognized additional operating lease liabilities of $44.0 million and right-of-use (“ROU”) assets of $42.1 million. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components. We recognized a net after-tax cumulative effect adjustment to retained earnings of $0.6 million as of the date of adoption. See Note 5 for additional information on our leases.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $4.0 million and $3.6 million as of December 31, 2018 and December 31, 2019, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31, 2018 and 2019.

	Three Months Ended
	December 31,
	2018	2019
Goods and services transferred at a point in time	88.3%	90.8%
Goods and services transferred over time	11.7%	9.2%
Total Revenue	100.0%	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2019, the weighted-average remaining lease term for our leases was approximately 10 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the three months ended December 31, 2019, operating lease expenses recorded in selling, general, and administrative expenses was approximately $3.3 million. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

Our real estate and equipment leases often require that we pay maintenance in addition to rent. Additionally, our real estate leases generally require payment of real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the ROU asset and lease liability, but are reflected as variable lease expenses.

A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index. Payments based on a change in an index or a rate are estimated for future periods, including renewal options expected to be exercised, at the beginning of the lease in the determination of lease payments for purposes of measuring the related lease liability. Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term which includes renewal options expected to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2019, the weighted-average discount rate used was approximately 7.2%.

As of December 31, 2019, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2020	$9,619
2021	8,436
2022	6,965
2023	6,161
2024	4,562
Thereafter	28,320
Total lease payments	64,063
Less: interest	(20,840)
Present value of lease liabilities	$43,223

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and under the previous lease accounting prior to the adoption of ASC 842, future minimum annual rental commitments for operating leases as of September 30, 2019 were as follows:

(Amounts in thousands)
2020	9,480
2021	8,148
2022	6,906
2023	6,329
2024	5,003
Thereafter	29,111
Total	$64,977

Supplemental cash flow information related to leases was as follows (amounts in thousands):

Three Months Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,588
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$560

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  As of September 30, 2019 and December 31, 2019, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. ROU assets are also reviewed for impairment. Based upon our most recent analysis, we believe no impairment of long-lived assets or ROU assets existed as of December 31, 2019.

8.	GOODWILL:

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In total, current and previous acquisitions have resulted in the recording of $64.5 million in goodwill and other intangible assets as of December 31, 2019.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.

9.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2019 and December 31, 2019, we had a valuation allowance on our deferred tax assets of $164,000.

During the three months ended December 31, 2018 and 2019 we recognized an income tax provision of $1.6 million and $3.2 million, respectively. The effective income tax rate for the three months ended December 31, 2018 and 2019 was 24.1% and 26.3%, respectively.

10.	SHORT-TERM BORROWINGS:

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

As of December 31, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $334.1 million. As of December 31, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.5% and 5.6%, respectively. As of December 31, 2019, our additional available borrowings under our Amended Credit Facility were approximately $37.8 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of December 31, 2019, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

11.	STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all stock-based compensation and shares purchased under our 2008 Employee Stock Purchase Plan (the “Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended December 31, 2018 and 2019, we recognized stock-based compensation expense of approximately $1.4 million and $1.5 million, respectively in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended December 31, 2018 and 2019, was approximately $1.8 million and $0.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2019 through December 31, 2019:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2019	715,590	484,031	$1,569	$12.42	3.7
Options granted	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Options exercised	-	(28,667)	-	11.42
Restricted stock awards issued	(417,021)	-	-	-
Restricted stock awards forfeited	2,450	-	-	-
Additional shares of stock issued	(2,946)	-	-	-
Balance as of December 31, 2020	298,073	455,364	$1,932	$12.49	3.5

Exercisable as of December 31, 2019		449,697	$1,928	$12.43	3.5

No options were granted for the three months ended December 31, 2018 and 2019. The total intrinsic value of options exercised during the three months ended December 31, 2018 and 2019, was $1.3 million and $0.1 million, respectively.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

13.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2018	2019
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.4%	1.8%
Volatility	52.2%	52.4%
Expected life	Six months	Six months

As of December 31, 2019, we had issued 961,174 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees and officers pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance based awards granted to officers, and vesting period for time based awards. Officer performance based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2019 through December 31, 2019:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2019	779,627	$18.71
Changes during the period
Awards granted	417,021	$16.53
Awards vested	(152,625)	$16.35
Awards forfeited	(2,450)	$19.96
Non-vested balance as of December 31, 2019	1,041,573

As of December 31, 2019, we had approximately $12.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.5 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2018	2019
Weighted average common shares outstanding used in calculating basic income per share	22,779,567	21,453,914
Effect of dilutive options and non-vested restricted stock awards	621,118	436,151
Weighted average common and common equivalent shares used in calculating diluted income per share	23,400,685	21,890,065

For the three months ended December 31, 2018, there were no weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the three months ended December 31, 2019, there were 32,366 shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2019, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; and the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

General

We are the largest recreational boat and yacht retailer in the United States with fiscal 2019 revenue above $1.2 billion. Through our current 59 retail locations in 16 states (as of the filing of this Quarterly Report on 10-Q), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2018, two acquisitions in the fiscal year ended September 30, 2019, and no acquisitions to date in fiscal 2020.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51% and 54% of our revenue during fiscal 2018 and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and will yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to continue our growth through this strategy. We expect our core strengths and retailing strategies will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2019, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $4.0 million and $3.6 million as of December 31, 2018 and December 31, 2019, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining our lower of cost or net realizable value. Our valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2019 and December 31, 2019, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.8 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In total, current and previous acquisitions have resulted in the recording of $64.5 million in goodwill and other intangible assets as of December 31, 2019.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2019, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2019. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of December 31, 2019, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2019, with the three months ended December 31, 2018 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Revenue.  Revenue increased $62.3 million, or 25.7%, to $304.2 million for the three months ended December 31, 2019, from $241.9 million for the three months ended December 31, 2018. Of this increase, $56.9 million was attributable to a 24.3% increase in comparable-store sales and a $5.3 million increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, and storage services.

Gross Profit.  Gross profit increased $16.5 million, or 26.0%, to $80.0 million for the three months ended December 31, 2019, from $63.5 million for the three months ended December 31, 2018. Gross profit as a percentage of revenue increased to 26.3% for the three months ended December 31, 2019 from 26.2% for the three months ended December 31, 2018. The increase in gross profit as a percentage of revenue was primarily the result of increases in our higher margin businesses, including the addition of Fraser Yachts Group, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $9.9 million, or 18.2%, to $64.4 million for the three months ended December 31, 2019, from $54.5 million for the three months ended December 31, 2018. Selling, general, and administrative expenses as a percentage of revenue decreased to 21.2% for the three months ended December 31, 2019 from 22.5% for the three months ended December 31, 2018. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven by the increase in revenue and increased efficiencies and operating leverage in the business.

Interest Expense.  Interest expense increased $0.8 million, or 32.9%, to $3.3 million for the three months ended December 31, 2019 from $2.5 million for the three months ended December 31, 2018. Interest expense as a percentage of revenue increased to 1.1% for the three months ended December 31, 2019 from 1.0% for the three months ended December 31, 2018. The increase in interest expense was primarily the result of increasing interest rates and increased borrowings.

Income Taxes.  Income tax expense increased $1.6 million, or 100.0%, to $3.2 million for the three months ended December 31, 2019 from $1.6 million for the three months ended December 31, 2018. Our effective income tax rate increased to 26.3% for the three months ended December 31, 2019 from 24.1% for three months ended December 31, 2018. The increase in our effective income tax rate was mainly the result of increased tax expense from jurisdictions outside the United States as result of the acquisition of the Fraser Yachts Group in July 2019.

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

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2019, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2019 and 2018, cash used in operating activities was approximately $19.3 million and $65.1 million, respectively.  For the three months ended December 31, 2019, cash used in operating activities was primarily related to increases in inventory and prepaid expenses and other assets, decreases in accounts payable, accrued expenses, and customer deposits, partially offset by decreases in accounts receivable and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the three months ended December 31, 2018, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in prepaid expenses and other assets, decreases in accounts payable, seasonal declines in accrued expenses, partially offset by decreases in accounts receivable, increases in customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the three months ended December 31, 2019 and 2018, cash used in investing activities was approximately $4.4 million and $3.0 million, respectively. For the three months ended December 31, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2019 and 2018, cash provided by financing activities was $21.0 million and $57.8 million, respectively.  For the three months ended December 31, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by payments on tax withholdings for equity awards. For the three months ended December 31, 2018, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program.

In November 2019, we amended and restated our Inventory Financing Agreement (the “Amended Credit Facility”), originally entered into in June 2010, as subsequently amended, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation). The November 2019 amendment and restatement extended the maturity date of the Credit Facility to October 2022, and the Amended Credit Facility includes two additional one-year extension periods, with lender approval. The November 2019 amendment and restatement, among other things, modified the amount of borrowing availability and maturity date of the Credit Facility. The Amended Credit Facility provides a floor plan financing commitment of up to $440.0 million, an increase from the previous limit of $400 million, subject to borrowing base availability resulting from the amount and aging of our inventory.

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

As of December 31, 2019, our indebtedness associated with financing our inventory and working capital needs totaled approximately $334.1 million. As of December 31, 2018 and 2019, the interest rate on the outstanding short-term borrowings was approximately 5.5% and 5.6%, respectively. As of December 31, 2019, our additional available borrowings under our Amended Credit Facility were approximately $37.8 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

Except as specified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the unaudited condensed consolidated financial statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. We believe that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2019, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $3.3 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2019 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group has transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 1% of our total revenues in fiscal 2019.

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

Changes in Internal Controls

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of December 31, 2019, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	-	-	-	626,831
November 1, 2019 - November 30, 2019	28,632	$16.61	-	626,831
December 1, 2019 - December 31, 2019	-	-	-	626,831
Total	28,632	$16.61	-	626,831

(1)	Under the terms of the program, the Company is authorized to purchase up to 2.33 million shares of its common stock through February 2021.
(2)

28,632 shares reported in November 2019 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1†

Second Amendment to Fourth Amended and Restated Inventory Financing, Fifth Amended and Restated program Terms Letter, and Fourth Amended and Restated [**********], executed on November 8, 2019, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC.

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
†

   Certain information in this exhibit identified by brackets has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would cause competitive harm to MarineMax if publicly disclosed.  MarineMax hereby undertakes to furnish, supplementally, copies of any omitted information upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

January 30, 2020	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)