Form 10-Q
period 2020-03-31
MARINEMAX INC
filed 2020-04-29
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on April 24, 2020 was 21,475,009.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Revenue	$303,586	$308,475	$545,523	$612,647
Cost of sales	229,384	229,699	407,843	453,853
Gross profit	74,202	78,776	137,680	158,794

Selling, general, and administrative expenses	63,976	69,060	118,468	133,446
Income from operations	10,226	9,716	19,212	25,348

Interest expense	3,033	3,013	5,549	6,357
Income before income tax provision	7,193	6,703	13,663	18,991

Income tax provision	1,890	1,638	3,450	4,867
Net income	$5,303	$5,065	$10,213	$14,124

Basic net income per common share	$0.23	$0.24	$0.45	$0.66

Diluted net income per common share	$0.23	$0.23	$0.44	$0.64

Weighted average number of common shares used in computing net income per common share:

Basic	22,836,571	21,520,215	22,807,756	21,486,995
Diluted	23,417,688	21,960,285	23,408,873	21,925,105

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Net income	$5,303	$5,065	$10,213	$14,124

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	-	(450)	-	156
Total other comprehensive (loss) gain, net of tax	-	(450)	-	156

Comprehensive income	$5,303	$4,615	$10,213	$14,280

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,511	$64,406
Accounts receivable, net	42,398	35,814
Inventories, net	477,468	506,887
Prepaid expenses and other current assets	10,206	9,369
Total current assets	568,583	616,476
Property and equipment, net of accumulated depreciation of $77,798 and $83,065	144,298	143,168
Operating lease right-of-use assets, net	-	40,566
Goodwill and other intangible assets, net	64,077	65,139
Other long-term assets	7,125	7,755
Total assets	$784,083	$873,104
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,674	$15,259
Customer deposits	24,305	26,794
Accrued expenses	42,849	34,634
Current operating lease liabilities	-	6,850
Short-term borrowings	312,065	362,898
Total current liabilities	412,893	446,435
Noncurrent operating lease liabilities	-	35,639
Deferred tax liabilities, net	1,142	2,821
Other long-term liabilities	1,229	1,132
Total liabilities	415,264	486,027
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2019 and March 31, 2020	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,508,473 and 27,717,663 shares issued and 21,321,688 and 21,470,642 shares outstanding as of September 30, 2019 and March 31, 2020, respectively	28	28
Additional paid-in capital	269,969	273,809
Accumulated other comprehensive loss	(669)	(513)
Retained earnings	202,455	217,189
Treasury stock, at cost, 6,186,785 and 6,247,021 shares held as of September 30, 2019 and March 31, 2020, respectively	(102,964)	(103,436)
Total shareholders’ equity	368,819	387,077
Total liabilities and shareholders’ equity	$784,083	$873,104

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Purchase of treasury stock	—	—	—	—	—	—	-
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Foreign currency translation adjustments, net of tax	—	—	—	606	—	—	606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	$28	$271,622	$(63)	$212,124	$(102,964)	$380,747
Net income	—	—	—	—	5,065	—	5,065
Purchase of treasury stock	—	—	—	—	—	(472)	(472)
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—	—
Shares issued upon exercise of stock options	28,167	—	414	—	—	—	414
Stock-based compensation	2,732	—	1,773	—	—	—	1,773
Foreign currency translation adjustments, net of tax	—	—	—	(450)	—	—	(450)
BALANCE, March 31, 2020	27,717,663	$28	$273,809	$(513)	$217,189	$(103,436)	$387,077

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$-	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	4,910	—	4,910
Purchase of treasury stock	—	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	—	-
Shares issued upon exercise of stock options	108,275	—	1,311	—	—	—	1,311
Stock-based compensation	2,135	—	1,448	—	—	—	1,448
Cumulative effect of change in accounting principle - revenue recognition, net after tax	—	—	—	—	399	—	399
BALANCE, December 31, 2018	27,317,327	$27	$265,516	$-	$171,380	$(75,485)	$361,438
Net income	—	—	—	—	5,303	—	5,303
Shares issued upon exercise of stock options	1,000	—	8	—	—	—	8
Stock-based compensation	2,900	—	1,740	—	—	—	1,740
BALANCE, March 31, 2019	27,321,227	$27	$267,264	$-	$176,683	$(75,485)	$368,489

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,213	$14,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,576	6,150
Deferred income tax provision	1,504	1,469
Loss (gain) on sale of property and equipment	42	(824)
Proceeds from insurance settlements	475	703
Stock-based compensation expense	3,188	3,286
(Increase) decrease in —
Accounts receivable, net	(12,257)	5,898
Inventories, net	(78,038)	(29,419)
Prepaid expenses and other assets	(3,109)	(41)
Increase (decrease) in —
Accounts payable	(11,508)	(18,427)
Customer deposits	16,324	2,489
Accrued expenses and other liabilities	5,389	(4,016)
Net cash used in operating activities	(62,201)	(18,608)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,931)	(6,135)
Proceeds from insurance settlements	280	—
Net cash used in acquisition of businesses	—	(1,400)
Proceeds from sale of property and equipment	104	2,410
Net cash used in investing activities	(7,547)	(5,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	84,581	50,833
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,826	1,030
Contingent acquisition consideration payments	(129)	(148)
Payments on tax withholdings for equity awards	(1,525)	(1,674)
Purchases of treasury stock	(229)	(472)
Net cash provided by financing activities	84,524	49,569
Effect of exchange rate changes on cash	—	59
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,776	25,895
CASH AND CASH EQUIVALENTS, beginning of period	48,822	38,511
CASH AND CASH EQUIVALENTS, end of period	$63,598	$64,406
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$6,282	$8,173
Income taxes	3,124	3,815
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	$-	$42,070
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	—	43,953

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of March 31, 2020, we operated through 59 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

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

Beginning in March 2020, we have temporarily closed certain departments or locations based on guidance from local government or health officials as a result of the COVID-19 global pandemic. We are following guidelines to ensure we are safely operating as recommended. We are taking proactive steps to enhance financial flexibility including reducing orders from manufacturers, implementing operating cost savings plans, delaying or reducing capital expenditures, and furloughing team members associated with temporary closures. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida, in which we generated approximately 51% and 54% of our revenue during fiscal 2018 and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, as well as global influences, such as the COVID-19 pandemic, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy.

2.	BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2020, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of March 31, 2020, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the six months ended March 31, 2020, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations acquired as of March 31, 2020 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

3.NEW ACCOUNTING PRONOUNCEMENTS:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. ASU 2016-02 was effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application was permitted for all entities as of the beginning of an interim or annual period. Subsequent amendments to the standard provide an additional and optional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.5 million and $3.6 million as of September 30, 2019 and March 31, 2020, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for three and six months ended March 31, 2020.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Goods and services transferred at a point in time	92.4%	92.1%	90.6%	91.5%
Goods and services transferred over time	7.6%	7.9%	9.4%	8.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2020, the weighted-average remaining lease term for our leases was approximately 10 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the six months ended March 31, 2020, operating lease expenses recorded in selling, general, and administrative expenses was approximately $6.7 million. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically for changes in the Consumer Price Index. Payments based on a change in an index or a rate are estimated for future periods, including renewal options expected to be exercised, at the beginning of the lease in the determination of lease payments for purposes of measuring the related lease liability. Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our ROU assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options expected to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2020, the weighted-average discount rate used was approximately 7.2%.

As of March 31, 2020, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2020	$9,923
2021	8,535
2022	6,920
2023	5,989
2024	4,072
Thereafter	28,790
Total lease payments	64,229
Less: interest	(21,740)
Present value of lease liabilities	$42,489

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

Supplemental cash flow information related to leases was as follows (amounts in thousands):

For the Six Months Ended
March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,152
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$817

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  As of September 30, 2019 and March 31, 2020, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $3.9 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. ROU assets are also reviewed for impairment. Based upon our most recent analysis, we believe no impairment of long-lived assets or ROU assets existed as of March 31, 2020.

8.	GOODWILL:

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In February 2020, we purchased Boatyard, a mobile software developer for the marine industry. In total, current and previous acquisitions have resulted in the recording of $65.1 million in goodwill and other intangible assets as of March 31, 2020.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of March 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.

9.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Due to the uncertainties caused by the COVID-19 pandemic, we cannot reliably estimate the overall annual effective tax rate in the current reporting period and as such have used the actual effective tax rate for the six months ended March 31, 2020 to account for income taxes.

  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2019 and March 31, 2020, we had a valuation allowance on our deferred tax assets of $164,000.

During the three months ended March 31, 2019 and 2020 we recognized an income tax provision of $1.9 million and $1.6 million, respectively. During the six months ended March 31, 2019 and 2020 we recognized an income tax provision of $3.5 million and $4.9 million, respectively. The effective income tax rate for the three months ended March 31, 2019 and 2020 was 26.3% and 24.4%, respectively. The effective income tax rate for the six months ended March 31, 2019 and 2020 was 25.3% and 25.6%, respectively.

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

As of March 31, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $362.9 million. As of March 31, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 6.0% and 5.0%, respectively. As of March 31, 2020, our additional available borrowings under our Amended Credit Facility were approximately $26.3 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of March 31, 2020, we had no long-term debt. However, we rely on our Amended Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Facility to fund our operations. Any inability to utilize our Amended Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended March 31, 2019 and 2020, we recognized stock-based compensation expense of approximately $1.7 million and $1.8 million, respectively, and for the six months ended March 31, 2019 and 2020, we recognized stock-based compensation expense of approximately $3.2 million and $3.3 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended March 31, 2019 and 2020, was approximately $0.1 million and $0.4 million, respectively and for the six  months ended March 31, 2019 and 2020, was approximately $1.8 million and $1.0 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.	THE INCENTIVE STOCK PLANS:

During February 2020, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 3,200,456 share threshold by 1,000,000 shares to 4,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. Subsequent to the February 2020 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 4,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in January 2021, and awards may be granted at any time during the life of the 2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2019 through March 31, 2020:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2019	715,590	484,031	$1,569	$12.42	3.7
Shares authorized	1,000,000	-	-	-
Options granted	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Options exercised	-	(41,167)	-	12.76
Restricted stock awards issued	(418,771)	-	-	-
Restricted stock awards forfeited	7,150	-	-	-
Additional shares of stock issued	(5,678)	-	-	-
Balance as of March 31, 2020	1,298,291	442,864	$402	$12.39	3.2

Exercisable as of March 31, 2020		441,197	$402	$12.37	3.2

No options were granted for the six months ended March 31, 2019 and 2020. The total intrinsic value of options exercised during the six months ended March 31, 2019 and 2020, was $1.3 million and $0.2 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	1.8%	2.4%	1.8%
Volatility	52.2%	52.4%	52.2%	52.4%
Expected life	Six months	Six months	Six months	Six months

As of March 31, 2020, we had issued 591,663 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2019 through March 31, 2020:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2019	779,627	$18.71
Changes during the period
Awards granted	418,771	$16.53
Awards vested	(152,625)	$16.35
Awards forfeited	(7,150)	$18.96
Non-vested balance as of March 31, 2020	1,038,623

As of March 31, 2020, we had approximately $10.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.4 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Weighted average common shares outstanding used in calculating basic income per share	22,836,571	21,520,215	22,807,756	21,486,995
Effect of dilutive options and non-vested restricted stock awards	581,117	440,070	601,117	438,110
Weighted average common and common equivalent shares used in calculating diluted income per share	23,417,688	21,960,285	23,408,873	21,925,105

For the three months ended March 31, 2019 and 2020, there were 5,082 and 21,333 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the six months ended March 31, 2019 and 2020, there were no weighted average shares and 21,333 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2020, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

17.	SUBSEQUENT EVENT:

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, and other countries in which we operate. As a result, beginning in March 2020, we have temporarily closed certain departments or locations based on guidance from local government or health officials. We are following guidelines to ensure we are safely operating as recommended. We are taking proactive steps to enhance financial flexibility including reducing orders from manufacturers, implementing operating cost savings plans, delaying or reducing capital expenditures, and furloughing team members associated with temporary closures. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future.  These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain, managing growth effectively.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, and other countries in which we operate. As a result, beginning in March 2020, we have temporarily closed certain departments or locations based on guidance from local government or health officials. As of today, many of our stores are fully or partially operational. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services. We are taking proactive steps to enhance financial flexibility including working to extract capital from our debt-free sizable real estate holdings, taking action to monetize our unlevered inventory, reducing orders from manufacturers, implementing operating cost savings plans, delaying or reducing capital expenditures, and furloughing team members associated with temporary closures.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2018, two acquisitions in the fiscal year ended September 30, 2019, and one acquisition to date in fiscal 2020.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51% and 54% of our revenue during fiscal 2018 and 2019, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, as well as global influences, such as the COVID-19 pandemic, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and will yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect our core strengths and retailing strategies including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.5 million and $3.6 million as of September 30, 2019 and March 31, 2020, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining our lower of cost or net realizable value. Our valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2019 and March 31, 2020, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $3.9 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In February 2020, we purchased Boatyard, a mobile software developer for the marine industry. In total, current and previous acquisitions have resulted in the recording of $65.1 million in goodwill and other intangible assets as of March 31, 2020.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of March 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2020. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Due to the uncertainties caused by the COVID-19 pandemic, we cannot reliably estimate the overall annual effective tax rate in the current reporting period and as such have used the actual effective tax rate for the six months ended March 31, 2020 to account for income taxes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of March 31, 2020, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2020, with the three and six months ended March 31, 2019 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenue.  Revenue increased $4.9 million, or 1.6%, to $308.5 million for the three months ended March 31, 2020, from $303.6 million for the three months ended March 31, 2019. Of this increase, $4.0 million was attributable to a 1.4% increase in comparable-store sales and a $0.9 million increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base. Despite the growing impact of the COVID-19 pandemic during March, the increase in our comparable-store sales was primarily due to increases in new boat revenue and our higher margin finance and insurance products, brokerage, service, parts and storage services. We began to experience the impact of the COVID-10 pandemic during March. The significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time. However, we believe our customers desire to spend more time out on the water close to home will remain strong.

Gross Profit.  Gross profit increased $4.6 million, or 6.2%, to $78.8 million for the three months ended March 31, 2020, from $74.2 million for the three months ended March 31, 2019. Gross profit as a percentage of revenue increased to 25.5% for the three months ended March 31, 2020 from 24.4% for the three months ended March 31, 2019. The increase in gross profit as a percentage of revenue was primarily the result of increases in our higher margin businesses, including the addition of Fraser Yachts Group, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $5.1 million, or 7.9%, to $69.1 million for the three months ended March 31, 2020, from $64.0 million for the three months ended March 31, 2019. Selling, general, and administrative expenses as a percentage of revenue increased to 22.4% for the three months ended March 31, 2020 from 21.1% for the three months ended March 31, 2019. The increase in selling, general, and administrative expenses as a percentage of revenue was driven by lower than expected revenue as a result of the growing impact of the COVID-19 pandemic. The increase in dollars was primarily due to the two acquisitions completed in 2019.

Interest Expense.  Interest expense decreased $20,000, or 0.7%, to $3.01 million for the three months ended March 31, 2020 from $3.03 million for the three months ended March 31, 2019. Interest expense as a percentage of revenue remained consistent at 1.0% for the three months ended March 31, 2020 and for the three months ended March 31, 2019. The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes.  Income tax expense decreased $0.3 million, or 13.3%, to $1.6 million for the three months ended March 31, 2020 from $1.9 million for the three months ended March 31, 2019. Our effective income tax rate decreased to 24.4% for the three months ended March 31, 2020 from 26.3% for the three months ended March 31, 2019 as a result of using the actual effective tax rate to account for income taxes due to the uncertainties caused by the COVID-19 pandemic.

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Revenue.  Revenue increased $67.1 million, or 12.3%, to $612.6 million for the six months ended March 31, 2020, from $545.5 million for the six months ended March 31, 2019. Of this increase, $60.8 million was attributable to an 11.6% increase in comparable-store sales and a $6.3 million increase was attributable to stores opened or acquired that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, and storage services.

Gross Profit.  Gross profit increased $21.1 million, or 15.3%, to $158.8 million for the six months ended March 31, 2020, from $137.7 million for the six months ended March 31, 2019.  Gross profit as a percentage of revenue increased to 25.9% for the six months ended March 31, 2020 from 25.2% for the six months ended March 31, 2019. The increase in gross profit as a percentage of revenue was primarily the result of increases in our higher margin businesses, including the addition of Fraser Yachts Group, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $15.0 million, or 12.6%, to $133.4 million for the six months ended March 31, 2020, from $118.5 million for the six months ended March 31, 2019.  Selling, general, and administrative expenses as a percentage of revenue increased to 21.8% for the six months ended March 31, 2020 from 21.7% for the six months ended March 31, 2019. The slight increase in selling, general, and administrative expenses as a percentage of revenue was driven by lower than expected revenue as a result of the growing impact of the COVID-19 pandemic. The increase in dollars was primarily due to the two acquisitions completed in 2019.

Interest Expense.  Interest expense increased $0.8 million, or 14.3%, to $6.4 million for the six months ended March 31, 2020 from $5.6 million for the six months ended March 31, 2019.  Interest expense as a percentage of revenue remained consistent at 1.0% for the six months ended March 31, 2020 and for the six months ended March 31, 2019.  The increase in interest expense was primarily the result of increased borrowings.

Income Taxes.  Income tax expense increased $1.4 million, or 41.1%, to $4.9 million for the six months ended March 31, 2020 from $3.5 million for the six months ended March 31, 2019. Our effective income tax rate increased to 25.6% for the six months ended March 31, 2020 from 25.3% for six months ended March 31, 2019. The increase in our effective income tax rate was mainly the result of increased tax expense from jurisdictions outside the United States as result of the acquisition of the Fraser Yachts Group in July 2019.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions and new store openings. Acquisitions and new store openings remain important strategies to our company, and we have recently completed certain acquisitions, and we plan to explore growth opportunities through these strategies. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Amended Credit Facility. Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore our ability to utilize the Amended Credit Facility to fund operations. As of March 31, 2020, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Amended Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2020 and 2019, cash used in operating activities was approximately $18.6 million and $62.2 million, respectively.  For the six months ended March 31, 2020, cash used in operating activities was primarily related to increases in inventory, decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable, increases in customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the six months ended March 31, 2019, cash used in operating activities was primarily related to an increase of inventory driven by timing of boats received, increases in prepaid expenses and other assets, increases in accounts receivable, decreases in accounts payable, partially offset by increases in customer deposits, increases in accrued expenses, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the six months ended March 31, 2020 and 2019, cash used in investing activities was approximately $5.1 million and $7.5 million, respectively. For the six months ended March 31, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and acquisitions, partially offset by proceeds received from the sale of property and equipment. For the six months ended March 31, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the six months ended March 31, 2020 and 2019, cash provided by financing activities was $49.6 million and $84.5 million, respectively.  For the six months ended March 31, 2020, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by payments on tax withholdings for equity awards and by the repurchase of common stock under the share repurchase program. For the six months ended March 31, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and payments on tax withholdings for equity awards.

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

As of March 31, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $362.9 million. As of March 31, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 6.0% and 5.0%, respectively. As of March 31, 2020, our additional available borrowings under our Amended Credit Facility were approximately $26.3 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the unaudited condensed consolidated financial statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us, the COVID-19 pandemic’s impact on consumer demand is uncertain, we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2020, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $3.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2020 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of March 31, 2020, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition

Our business could be materially adversely affected by the widespread outbreak of contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. National, state and local governments in affected regions have implemented and will continue to implement safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures, for an indefinite time period. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including taking proactive steps to enhance financial flexibility including working to extract capital from our debt-free sizable real estate holdings, taking action to monetize our unlevered inventory, reducing orders from manufacturers, implementing operating cost savings plans, delaying or reducing capital expenditures, and furloughing team members associated with temporary closures because of the COVID-19 pandemic. The COVID-19 pandemic has caused a number of adverse impacts, including reductions in demand for our products, inefficiencies caused by team members working remotely, and certain closed departments or locations based on guidance from each local government or health officials. Disruptions in the capital markets as a result of the COVID-19 outbreak may also adversely affect us if these impacts continue for a prolonged period and we need additional liquidity. While it is not possible at this time to estimate the entirety of the impact that COVID-19 will have on our business, customers, suppliers or other business partners, depending on the severity of the COVID-19 pandemic, and the length of time of its impact, the effect of the adverse impacts identified in this paragraph may increase and additional adverse impacts may arise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	-	-	-	626,831
February 1, 2020 - February 29, 2020	-	-	-	626,831
March 1, 2020 - March 31, 2020	60,236	7.83	60,236	9,939,764
Total	60,236	$7.83	60,236	9,939,764

(1)	Under the terms of the new share repurchase program announced on March 16, 2020, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	Amended 2008 Employee Stock Purchase Plan.(2)

10.2	2011 Stock-Based Compensation Plan.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236618) as filed on February 25, 2020.
(3)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236617) as filed on February 25, 2020.
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

MARINEMAX, INC.

April 29, 2020	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)