Form 10-Q
period 2020-06-30
MARINEMAX INC
filed 2020-07-28
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant's Common Stock on July 24, 2020 was 21,628,144.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenue	$383,494	$498,304	$929,017	$1,110,951
Cost of sales	285,784	374,851	693,627	828,704
Gross profit	97,710	123,453	235,390	282,247

Selling, general, and administrative expenses	68,968	74,838	187,436	208,284
Income from operations	28,742	48,615	47,954	73,963

Interest expense	2,936	2,133	8,485	8,490
Income before income tax provision	25,806	46,482	39,469	65,473

Income tax provision	6,719	11,555	10,169	16,422
Net income	$19,087	$34,927	$29,300	$49,051

Basic net income per common share	$0.86	$1.62	$1.30	$2.28

Diluted net income per common share	$0.84	$1.58	$1.26	$2.23

Weighted average number of common shares used in computing net income per common share:

Basic	22,243,895	21,499,408	22,619,802	21,491,117
Diluted	22,821,202	22,045,900	23,212,983	21,965,355

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income	$19,087	$34,927	$29,300	$49,051

Other comprehensive gain, net of tax:
Foreign currency translation adjustments	-	383	-	539
Total other comprehensive gain, net of tax	-	383	-	539

Comprehensive income	$19,087	$35,310	$29,300	$49,590

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,511	$86,919
Accounts receivable, net	42,398	69,478
Inventories, net	477,468	314,096
Prepaid expenses and other current assets	10,206	11,133
Total current assets	568,583	481,626
Property and equipment, net of accumulated depreciation of $77,798 and $86,362	144,298	141,897
Operating lease right-of-use assets, net	-	39,279
Goodwill and other intangible assets, net	64,077	65,404
Other long-term assets	7,125	7,754
Total assets	$784,083	$735,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,674	$39,441
Customer deposits	24,305	30,106
Accrued expenses	42,849	47,775
Current operating lease liabilities	-	7,262
Short-term borrowings	312,065	147,049
Total current liabilities	412,893	271,633
Noncurrent operating lease liabilities	-	34,248
Deferred tax liabilities, net	1,142	4,221
Other long-term liabilities	1,229	833
Total liabilities	415,264	310,935
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2019 and June 30, 2020	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 27,508,473 and 27,798,415 shares issued and 21,321,688 and 21,531,394 shares outstanding as of September 30, 2019 and June 30, 2020, respectively	28	28
Additional paid-in capital	269,969	276,606
Accumulated other comprehensive loss	(669)	(130)
Retained earnings	202,455	252,116
Treasury stock, at cost, 6,186,785 and 6,267,021 shares held as of September 30, 2019 and June 30, 2020, respectively	(102,964)	(103,595)
Total shareholders’ equity	368,819	425,025
Total liabilities and shareholders’ equity	$784,083	$735,960

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Foreign currency translation adjustments, net of tax	—	—	—	606	—	—	606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	$28	$271,622	$(63)	$212,124	$(102,964)	$380,747
Net income	—	—	—	—	5,065	—	5,065
Purchase of treasury stock	—	—	—	—	—	(472)	(472)
Shares issued upon exercise of stock options	28,167	—	414	—	—	—	414
Stock-based compensation	2,732	—	1,773	—	—	—	1,773
Foreign currency translation adjustments, net of tax	—	—	—	(450)	—	—	(450)
BALANCE, March 31, 2020	27,717,663	$28	$273,809	$(513)	$217,189	$(103,436)	$387,077
Net income	—	—	—	—	34,927	—	34,927
Purchase of treasury stock	—	—	—	—	—	(159)	(159)
Shares issued pursuant to employee stock purchase plan	56,389	—	499	—	—	—	499
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,985		(29)				(29)
Shares issued upon exercise of stock options	10,000	—	89	—	—	—	89
Stock-based compensation	4,378	—	2,238	—	—	—	2,238
Foreign currency translation adjustments, net of tax	—	—	—	383	—	—	383
BALANCE, June 30, 2020	27,798,415	$28	$276,606	$(130)	$252,116	$(103,595)	$425,025

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$-	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	4,910	—	4,910
Purchase of treasury stock	—	—	—	—	—	(229)	(229)
Shares issued pursuant to employee stock purchase plan	30,650	—	507	—	—	—	507
Shares issued upon vesting of equity awards, net of minimum tax withholding	35,000	—	—	—	—	—	—
Shares issued upon exercise of stock options	108,275	—	1,311	—	—	—	1,311
Stock-based compensation	2,135	—	1,448	—	—	—	1,448
Cumulative effect of change in accounting principle - revenue recognition, net after tax	—	—	—	—	399	—	399
BALANCE, December 31, 2018	27,317,327	$27	$265,516	$-	$171,380	$(75,485)	$361,438
Net income	—	—	—	—	5,303	—	5,303
Shares issued upon exercise of stock options	1,000	—	8	—	—	—	8
Stock-based compensation	2,900	—	1,740	—	—	—	1,740
BALANCE, March 31, 2019	27,321,227	$27	$267,264	$-	$176,683	$(75,485)	$368,489
Net income	—	—	—	—	19,087	—	19,087
Purchase of treasury stock	—	—	—	—	—	(20,080)	(20,080)
Shares issued pursuant to employee stock purchase plan	31,637	—	515	—	—	—	515
Stock-based compensation	2,771	—	1,775	—	—	—	1,775
BALANCE, June 30, 2019	27,355,635	$27	$269,554	$-	$195,770	$(95,565)	$369,786

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,300	$49,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,466	9,454
Deferred income tax provision	4,555	2,869
Gain on sale of property and equipment	(287)	(822)
Proceeds from insurance settlements	475	703
Stock-based compensation expense	4,963	5,524
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(15,500)	(27,722)
Inventories, net	(41,591)	163,372
Prepaid expenses and other assets	(5,777)	(1,799)
Increase in, net of effects of acquisitions —
Accounts payable	7,909	5,721
Customer deposits	6,761	5,801
Accrued expenses and other liabilities	5,167	9,181
Net cash provided by operating activities	4,441	221,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,365)	(8,234)
Proceeds from insurance settlements	280	—
Cash used in acquisition of businesses, net of cash acquired	(13,260)	(1,400)
Proceeds from sale of property and equipment	965	2,410
Net cash used in investing activities	(25,380)	(7,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	63,357	(165,016)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,341	1,618
Contingent acquisition consideration payments	(129)	(148)
Payments on tax withholdings for equity awards	(1,525)	(1,703)
Purchases of treasury stock	(20,309)	(631)
Net cash provided by (used in) financing activities	43,735	(165,880)
Effect of exchange rate changes on cash	—	179
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,796	48,408
CASH AND CASH EQUIVALENTS, beginning of period	48,822	38,511
CASH AND CASH EQUIVALENTS, end of period	$71,618	$86,919
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$9,937	$11,663
Income taxes	3,965	4,904
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	—	42,070
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	—	43,953
Contingent consideration liabilities from acquisitions	640	—

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of June 30, 2020, we operated through 59 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina and Texas. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries.

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

Beginning in March 2020, we had temporarily closed certain departments or locations based on guidance from local government or health officials as a result of the COVID-19 global pandemic. We are following guidelines to ensure we are safely operating as recommended. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2020, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and short-term borrowings. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2020, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates.  The operating results for the nine months ended June 30, 2020, are not necessarily indicative of the results that may be expected in future periods.

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

Unless the context otherwise requires, all references to “MarineMax” mean MarineMax, Inc. prior to its acquisition of five previously independent recreational boat dealers in March 1998 (including their related real estate companies) and all references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 29 recreational boat dealers, three boat brokerage operations, and two full-service yacht repair operations acquired as of June 30, 2020 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.5 million and $4.1 million as of September 30, 2019 and June 30, 2020, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for three and nine months ended June 30, 2020.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Goods and services transferred at a point in time	91.1%	94.1%	90.8%	92.6%
Goods and services transferred over time	8.9%	5.9%	9.2%	7.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2020, the weighted-average remaining lease term for our leases was approximately 10 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the nine months ended June 30, 2020 and June 30, 2019, operating lease expenses recorded in selling, general, and administrative expenses were approximately $10.3 million and $9.7 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2020, the weighted-average discount rate used was approximately 7.3%.

As of June 30, 2020, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2020	$9,857
2021	8,054
2022	6,671
2023	5,589
2024	3,663
Thereafter	27,999
Total lease payments	61,833
Less: interest	(20,323)
Present value of lease liabilities	$41,510

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

Supplemental cash flow information related to leases was as follows (amounts in thousands):

For the Nine Months Ended
June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,560
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,670

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  As of September 30, 2019 and June 30, 2020, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $3.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. ROU assets are also reviewed for impairment. Based upon our most recent analysis, we believe no impairment of long-lived assets or ROU assets existed as of June 30, 2020.

8.	GOODWILL:

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In February 2020, we purchased Boatyard, a mobile software developer for the marine industry. In total, current and previous acquisitions have resulted in the recording of $65.4 million in goodwill and other intangible assets as of June 30, 2020.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.

9.	INCOME TAXES:

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Due to the uncertainties caused by the COVID-19 pandemic, we cannot reliably estimate the overall annual effective tax rate in the current reporting period and as such have used the actual effective tax rate for the nine months ended June 30, 2020 to account for income taxes.

  We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.  As of September 30, 2019 and June 30, 2020, we had a valuation allowance on our deferred tax assets of $164,000.

During the three months ended June 30, 2019 and 2020 we recognized an income tax provision of $6.7 million and $11.6 million, respectively. During the nine months ended June 30, 2019 and 2020 we recognized an income tax provision of $10.2 million and $16.4 million, respectively. The effective income tax rate for the three months ended June 30, 2019 and 2020 was 26.0% and 24.9%, respectively. The effective income tax rate for the nine months ended June 30, 2019 and 2020 was 25.8% and 25.1%, respectively.

10.	SHORT-TERM BORROWINGS:

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility has a three-year term and expires in May 2023, subject to extension for two one-year periods, with lender approval. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $440 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month London Inter-Bank Offering Rate (“LIBOR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

New inventory borrowing eligibility will generally mature 1,080 days from the original invoice date. Used inventory borrowing eligibility will generally mature 361 days from the date we acquire the used inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Credit Facility.

As of June 30, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $147.0 million. As of June 30, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.9% and 3.9%, respectively. As of June 30, 2020, our additional available borrowings under our Credit Facility were approximately $93.4 million based upon the outstanding borrowing base availability.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. As of June 30, 2020, we had no long-term debt. However, we rely on our Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Credit Facility to fund our operations. Any inability to utilize our Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

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

During the three months ended June 30, 2019 and 2020, we recognized stock-based compensation expense of approximately $1.8 million and $2.2 million, respectively, and for the nine months ended June 30, 2019 and 2020, we recognized stock-based compensation expense of approximately $5.0 million and $5.5 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements and the employee stock purchase plan for the three months ended June 30, 2019 and 2020, was approximately $0.5 million and $0.6 million, respectively and for the nine  months ended June 30, 2019 and 2020, was approximately $2.3 million and $1.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2019 through June 30, 2020:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2019	715,590	484,031	$1,569	$12.42	3.7
Shares authorized	1,000,000	-	-	-
Options granted	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Options exercised	-	(51,167)	-	12.00
Restricted stock awards issued	(458,771)	-	-	-
Restricted stock awards forfeited	7,150	-	-	-
Additional shares of stock issued	(10,056)	-	-	-
Balance as of June 30, 2020	1,253,913	432,864	$4,188	$12.47	3.0

Exercisable as of June 30, 2020		432,864	$4,188	$12.47	3.0

No options were granted for the nine months ended June 30, 2019 and 2020. The total intrinsic value of options exercised during the nine months ended June 30, 2019 and 2020, was $1.3 million and $0.4 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	0.1%	2.4%	0.8%
Volatility	45.3%	80.9%	48.2%	70.3%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2020, we had issued 1,017,563 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2019 through June 30, 2020:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2019	779,627	$18.71
Changes during the period
Awards granted	458,771	$16.84
Awards vested	(165,825)	$16.65
Awards forfeited	(7,150)	$18.96
Non-vested balance as of June 30, 2020	1,065,423

As of June 30, 2020, we had approximately $9.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.2 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Weighted average common shares outstanding used in calculating basic income per share	22,243,895	21,499,408	22,619,802	21,491,117
Effect of dilutive options and non-vested restricted stock awards	577,307	546,492	593,181	474,238
Weighted average common and common equivalent shares used in calculating diluted income per share	22,821,202	22,045,900	23,212,983	21,965,355

For the three months ended June 30, 2019 and 2020, there were 10,068 and 15,000 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect. For the nine months ended June 30, 2019 and 2020, there were 5,168 and 29,601 weighted average shares related to options outstanding and non-vested restricted stock awards, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices or assumed proceeds per share were greater than the average market price of our common stock, and therefore, would have an anti-dilutive effect.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2020, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States (including Florida in which we generated approximately 51% and 54% of our revenue during fiscal 2018 and 2019), and other countries in which we operate. As a result, beginning in March 2020, we had temporarily closed certain departments or locations based on guidance from local government or health officials. As of today, many of our stores are fully or partially operational. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services.

We are the largest recreational boat and yacht retailer in the United States with fiscal 2019 revenue above $1.2 billion. Through our current 59 retail locations in 16 states (as of the filing of this Quarterly Report on 10-Q), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries. In July 2020, we acquired Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on 10-Q, acquired 29 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2018, two acquisitions in the fiscal year ended September 30, 2019, and two acquisitions to date in fiscal 2020.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, since repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in Prepaid expenses and other current assets, totaled approximately $2.5 million and $4.1 million as of September 30, 2019 and June 30, 2020, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining our lower of cost or net realizable value. Our valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2019 and June 30, 2020, our valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $3.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and the largest luxury yacht services company in the world. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. In February 2020, we purchased Boatyard, a mobile software developer for the marine industry. In total, current and previous acquisitions have resulted in the recording of $65.4 million in goodwill and other intangible assets as of June 30, 2020.  In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of June 30, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group).  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2020. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. Due to the uncertainties caused by the COVID-19 pandemic, we cannot reliably estimate the overall annual effective tax rate in the current reporting period and as such have used the actual effective tax rate for the nine months ended June 30, 2020 to account for income taxes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of June 30, 2020, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2020, with the three and nine months ended June 30, 2019 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Revenue.  Revenue increased $114.8 million, or 29.9%, to $498.3 million for the three months ended June 30, 2020, from $383.5 million for the three months ended June 30, 2019. Of this increase, $132.0 million was attributable to a 36.7% increase in comparable-store sales, which was partially offset by an approximate $17.2 million net decrease related to stores opened and closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to increases in new and used boat revenue. The significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time. However, we believe our customers desire to spend more time out on the water, which helped to drive the comparable-store sales growth, will be resilient.

Gross Profit.  Gross profit increased $25.8 million, or 26.4%, to $123.5 million for the three months ended June 30, 2020, from $97.7 million for the three months ended June 30, 2019. Gross profit as a percentage of revenue decreased to 24.8% for the three months ended June 30, 2020 from 25.5% for the three months ended June 30, 2019. The decrease in gross profit as a percentage of revenue was primarily the result of increases in new and used boat sales which carry lower margins than our higher margin businesses, partially offset by addition of Fraser Yachts Group, a higher margin business. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $5.8 million, or 8.4%, to $74.8 million for the three months ended June 30, 2020, from $69.0 million for the three months ended June 30, 2019. Selling, general, and administrative expenses as a percentage of revenue decreased to 15.0% for the three months ended June 30, 2020 from 18.0% for the three months ended June 30, 2019. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily driven by increased revenue combined with increased efficiencies and operating leverage in the business. The increase in dollars was primarily attributable to increased commissions resulting from increased new and used boat sales and increased compensation due to improved performance.

Interest Expense.  Interest expense decreased $0.8 million, or 27.5%, to $2.1 million for the three months ended June 30, 2020 from $2.9 million for the three months ended June 30, 2019. Interest expense as a percentage of revenue decreased to 0.4% for the three months ended June 30, 2020 from 0.8% for the three months ended June 30, 2019. The decrease in interest expense was primarily the result of lower interest rates and declining inventory levels.

Income Taxes.  Income tax expense increased $4.9 million, or 73.1%, to $11.6 million for the three months ended June 30, 2020, from $6.7 million for the three months ended June 30, 2019. Our effective income tax rate decreased to 24.9% for the three months ended June 30, 2020 from 26.0% for the three months ended June 30, 2019. Due to the uncertainties surrounding the COVID-19 pandemic, we changed from using a projected effective tax rate to an actual effective tax rate to estimate income tax expense for the three months ended June 30, 2020.

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Revenue.  Revenue increased $181.9 million, or 19.6%, to $1.11 billion for the nine months ended June 30, 2020, from $929.0 million for the nine months ended June 30, 2019. Of this increase, $192.8 million was attributable to a 21.8% increase in comparable-store sales, which was partially offset by an approximate $10.9 million net decrease related to stores opened and closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, and storage services.

Gross Profit.  Gross profit increased $46.8 million, or 19.9%, to $282.2 million for the nine months ended June 30, 2020, from $235.4 million for the nine months ended June 30, 2019.  Gross profit as a percentage of revenue increased to 25.4% for the nine months ended June 30, 2020 from 25.3% for the nine months ended June 30, 2019. The increase in gross profit as a percentage of revenue was primarily the result of improvement in our higher margin businesses, including the addition of Fraser Yachts Group. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $20.9 million, or 11.1%, to $208.3 million for the nine months ended June 30, 2020, from $187.4 million for the nine months ended June 30, 2019.  Selling, general, and administrative expenses as a percentage of revenue decreased to 18.7% for the nine months ended June 30, 2020 from

20.2% for the nine months ended June 30, 2019. The decrease in selling, general, and administrative expenses as a percentage of revenue was driven primarily by increased revenue combined with increased efficiencies and operating leverage in the business. The increase in dollars was primarily attributable to increased commissions resulting from increased new and used boat sales and increased compensation due to improved performance.

Interest Expense.  Interest expense remained consistent at $8.5 million for the nine months ended June 30, 2020, and for the nine months ended June 30, 2019.  Interest expense as a percentage of revenue decreased to 0.8% for the nine months ended June 30, 2020, from 0.9% for the nine months ended June 30, 2019.

Income Taxes.  Income tax expense increased $6.2 million, or 60.7%, to $16.4 million for the nine months ended June 30, 2020, from $10.2 million for the nine months ended June 30, 2019. Our effective income tax rate decreased to 25.1% for the nine months ended June 30, 2020 from 25.8% for nine months ended June 30, 2019. Due to the uncertainties surrounding the COVID-19 pandemic, we changed from using a projected effective tax rate to an actual effective tax rate to estimate income tax expense for the nine months ended June 30, 2020.

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

Our cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility. Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2020 and 2019 cash provided by operating activities was approximately $221.3 million, and $4.4 million, respectively.  For the nine months ended June 30, 2020, cash provided by operating activities was primarily related to decreases in inventory, increases in accounts payable, accrued expenses and other liabilities, customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, partially offset by increases in accounts receivable and prepaid expenses and other assets. For the nine months ended June 30, 2019, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, and increases in accounts payable, customer deposits, and accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable, inventories, and prepaid expenses and other assets.

For the nine months ended June 30, 2020 and 2019, cash used in investing activities was approximately $7.2 million and $25.4 million, respectively. For the nine months ended June 30, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and acquisitions, partially offset by proceeds received from the sale of property and equipment. For the nine months ended June 30, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and the purchase of inventory and property and equipment associated with business acquisitions, partially offset by the proceeds from the sale of certain property and equipment.

For the nine months ended June 30, 2020, cash used in financing activities was $165.9 million. For the nine months ended June 30, 2019, cash provided by financing activities was approximately $43.7 million. For the nine months ended June 30, 2020, cash used in financing activities was primarily attributable to decreases in net short-term borrowings as a result of decreased inventory levels, payments on tax withholdings for equity awards, and by the repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans. For the nine months ended June 30, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase programs and payments on tax withholdings for equity awards.

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility has a three-year term and expires in

May 2023, subject to extension for two one-year periods, with lender approval. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $440 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula.

The Credit Facility has certain financial covenants as specified in the agreement.  The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0.  The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month London Inter-Bank Offering Rate (“LIBOR”).  There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

New inventory borrowing eligibility will generally mature 1,080 days from the original invoice date. Used inventory borrowing eligibility will generally mature 361 days from the date we acquire the used inventory. The collateral for the Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged for collateral for the Credit Facility.

As of June 30, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $147.0 million. As of June 30, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.9% and 3.9%, respectively. As of June 30, 2020, our additional available borrowings under our Credit Facility were approximately $93.4 million based upon the outstanding borrowing base availability. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2020, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2020, and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group and Northrop & Johnson have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 1% of our total revenues in fiscal 2019.

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

Changes in Internal Controls

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2020, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	20,000	7.96	20,000	9,919,764
May 1, 2020 - May 31, 2020	-	-	-	-
June 1, 2020 - June 30, 2020	-	-	-	-
Total	20,000	7.96	20,000	9,919,764

(1)	Under the terms of the new share repurchase program announced on March 16, 2020, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1†	Loan and Security Agreement, dated May 20, 2020, by and among MarinMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank.

10.2†	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
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

MARINEMAX, INC.

DATE July 28, 2020	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)