Form 10-K
period 2020-09-30
MARINEMAX INC
filed 2020-12-02
CIK 1057060

Lu

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant (20,687,048 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $215,559,040.  For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 25, 2020, there were outstanding 22,073,368 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2020

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future.  Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2021 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies are aligned with the desires of consumers; and the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain, managing growth effectively.  All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

Our Company

We are the largest recreational boat and yacht retailer in the United States.  Through 77 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services; and we operate a yacht charter business in the British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries.

In October 2020, we purchased all of the outstanding equity of Skipper Marine Corp., Skipper Marine of Madison, Inc., Skipper Marine of Fox Valley, Inc., Skipper Bud’s of Illinois, Inc., Skipper Marine of Chicago-Land, Inc., Skipper Marine of Michigan, Inc., and Skipper Marine of Ohio, LLC, (collectively, the “SkipperBud’s”). This acquisition significantly increased our presence in the Great Lakes region and the West Coast of the United States. In addition, we believe that the increase of our marina/storage services will help decrease our seasonality. SkipperBud’s is one of the largest sales, brokerage, service and marina/storage groups in the United States.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 33% of our revenue in fiscal 2020. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 16%, respectively, of our revenue in fiscal 2020.  Brunswick is a world leading manufacturer of marine products and marine engines.  We believe our sales represented approximately 12% of all Brunswick marine sales during our fiscal 2020.  We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in most of our geographic markets.  We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States.  Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2020.  Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

We also are involved in other boating-related activities.  We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, and through our print catalog; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance, or F&I, products at most of our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and we conduct a yacht charter business in which we offer customers the opportunity to charter third-party and Company owned power yachts in exotic locations.

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

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers.  Since that time, we have acquired 30 additional previously independent recreational boat dealers, four boat brokerage operations, and two full-service yacht repair operations.  We attempt to capitalize on the experience and success of the acquired companies in order to establish a high national standard of customer service and responsiveness in the highly fragmented retail boating industry.  As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2020 was approximately $215,000, a slight increase from approximately $204,000 in fiscal 2019, compared with the industry average selling price for calendar 2019 of approximately $56,000 based on industry data published by the National Marine Manufacturers Association.  Our stores that operated at least 12 months averaged approximately $25.8 million in annual sales in fiscal 2020.  We consider a store to be one or more retail locations that are adjacent or operate as one entity. Our same-store sales increased 10% in fiscal 2018, increased 1% in fiscal 2019 and increased 25% in fiscal 2020.

The U.S. recreational boating industry generated approximately $43.1 billion in retail sales in calendar 2019, which is slightly above the former peak of $41.8 billion in calendar 2018. Total powerboats sold in calendar 2019 were approximately 201,400 units as compared to 206,900 units sold in calendar 2018.  The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $33.4 billion of these sales in 2019 based on industry data from the National Marine Manufacturers Association.  The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service.  We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers.  We also believe that many dealers lack an exit strategy for their owners.  We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Material Updates to Our Strategy

Since the last discussion of our strategy in our Form 10-K for our fiscal year ended September 30, 2019, our primary goal remains to enhance our position as the nation’s leading recreational boat and yacht retailer.  In addition, we have broadened our strategy, including through our recent acquisitions of Fraser Yachts Group, Northrop & Johnson and SkipperBud’s, to increase our superyacht brokerage and luxury yacht services and marina/storage services.  Our goal is that this broadening of our strategy will potentially increase our margins.

In addition, we continue to broaden and strengthen our digital initiatives.  Our digital services are always available and offer our full selection of boats, yachts and charters, as well as our expert team to answer customers’ questions and help them find a boat virtually. Additionally, our Boatyard digital platform allows marine businesses effective and customized digital solutions delivering great customer experiences by enabling customers to interact through a personalized experience tailored to their needs.

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 30 additional recreational boat dealers, four boat brokerage operations, and two full-service yacht repair operations.  Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose.  We also monitor the performance of our retail locations and close retail locations that do not meet our expectations.  Based on these factors and previous depressed economic conditions, we have closed 74 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 11 during the last three fiscal years.

The following table sets forth information regarding the businesses that we have acquired and their geographic regions since fiscal year 2011.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	United States and Europe
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	United States and Europe
SkipperBud’s	October 2020	Great Lakes region and West Coast United States

In addition to acquiring recreational boat dealers and opening new retail locations, we also add new product lines to expand our operations.  The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Hatteras Yachts	1999	Florida
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, New Jersey, North Carolina, Ohio, and Rhode Island
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018	South Carolina
NauticStar	2018	Panama City, Florida, Oklahoma, Missouri, Minnesota, North Carolina and South Carolina
Tigé	2018 - 2019	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Benetti	2019	United States and Canada
Aviara	2019	United States
MJM Yachts	2019	Florida
ATX Surf Boats	2020	Orlando, Florida, Oklahoma, Georgia, and North Carolina

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

We strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth. We believe our expanded product offerings have strengthened our same-store sales growth. We plan to further expand our business through both acquisitions in new territories and new store openings in existing territories.  In addition, we plan to continue to expand our other traditional services, including conducting used boat sales at our retail locations, at offsite locations, and digitally; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boats; offering extended service contracts; arranging insurance coverage, including boat property, credit-life, accident, disability, and casualty coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; offering boat storage; and conducting our yacht charter business. Our expansion plans will depend, in large part, upon economic and industry conditions.

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $43.1 billion in retail sales in calendar 2019, which is slightly above the former peak of $41.8 billion in calendar 2018. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs.  Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $33.4 billion of such sales in calendar 2019. Total powerboats sold in calendar 2019 were approximately 201,400 units as compared to 206,900 units sold in calendar 2018. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association.  We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000.  The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats.  A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 33% of our revenue in fiscal 2020. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 16%, respectively, of our revenue in fiscal 2020. We believe our sales represented approximately 12% of all Brunswick marine sales during our fiscal 2020.  Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2020. During fiscal 2020, new boat sales accounted for approximately 70.2% or $1.06 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2020 average new boat sales price of approximately $215,000 a slight increase from approximately $204,000 in fiscal 2019, compared with an estimated industry average selling price for calendar 2019 of approximately $56,000 based on industry data published by the National Marine Manufacturers Association.  Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers.  We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$800,000 to $16,000,000+
Hatteras Motor Yachts	60’ to 100’+	2,000,000 to 10,000,000+
Ocean Alexander Yachts	45’ to 155’+	1,500,000 to 35,000,000+
Benetti	30M to 145M	12,000,000 to 24,000,000+
Convertibles
Hatteras Convertibles	45’ to 77’+	2,000,000 to 7,000,000+
Pleasure Boats
Sea Ray	19’ to 40’	30,000 to 800,000+
Aquila	32’ to 48’	400,000 to 1,200,000
Galeon	40’ to 80’	750,000 to 6,000,000+
NauticStar	19’ to 32’	30,000 to 300,000
MJM Yachts	35’ to 50’+	800,000 to 2,000,000+
Aviara	32’ to 40’	400,000 to 800,000+
Pontoon Boats
Harris	18’ to 27’	25,000 to 250,000
Crest	20’ to 27’	40,000 to 175,000
Bennington	17’ to 25’	20,000 to 250,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,200,000
Grady White	18’ to 45’	40,000 to 1,200,000
Scout	17’ to 53’	20,000 to 2,700,000
Sailfish	19’ to 36’	35,000 to 500,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	80,000 to 325,000
Tigé	20’ to 25’	80,000 to 180,000
ATX Surf Boats	20’ to 24’	70,000 to 150,000
Mastercraft	20’ to 26’	70,000 to 250,000
Jet Boats
Yamaha Jet Boats	19’ to 24’	30,000 to 80,000

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

Ski Boats.  The ski boats we offer are Nautique by Correct Craft, Tigé, ATX Surf Boats, and Mastercraft, which range from entry level models to advanced models and all of which are designed to achieve an ultimate wake for increased skiing, surfing, and wakeboarding performance and safety.  With a variety of designs and options, Nautique, Tigé, ATX Surf Boats, and Mastercraft ski boats appeal to the competitive and recreational user alike.

Jet Boats.  Yamaha jet boats are designed to offer a reliable, high performing, internal propulsion system with superior handling. Yamaha is a worldwide leader in jet boats. With a variety of designs and options, the jet boats we offer appeal to a broad audience of jet boat enthusiasts and existing customers.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2020, used boat sales accounted for 15.1% or approximately $228 million of our revenue, and 45.1% of the used boats we sold were Brunswick models.

Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices.  We acquire substantially all of our used boat inventory through customer trade-ins.  We intend to continue to increase our used boat business as a result of the availability of quality used boats generated from our new boat sales efforts, the increasing number of used boats that are well-maintained through our service initiatives, our ability to market used boats throughout our combined dealership network to match used boat demand, and the experience of our yacht brokerage operations.  Additionally, substantially all of our used boat inventory is posted on our digital properties, which expands the awareness and availability of our products to a large audience of boating enthusiasts.  We also sell used boats at various marinas and other offsite locations throughout the country.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.0% or $45 million of our fiscal 2020 revenue.

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

We perform both warranty and non-warranty repair services, with the cost of warranty work reimbursed by the manufacturer in accordance with the manufacturer’s warranty reimbursement program.  For warranty work, most manufacturers, including Brunswick, reimburse a percentage of the dealer’s posted service labor rates, with the percentage varying depending on the dealer’s customer satisfaction index rating and attendance at service training courses.  We derive the majority of our warranty revenue from Brunswick products, as Brunswick products comprise the largest percentage of our products sold.  Certain other manufacturers reimburse warranty work at a fixed amount per repair.  Because boat manufacturers permit warranty work to be performed only at authorized dealerships, we receive substantially all of the warranted maintenance and repair work required for the new boats we sell.  The third-party extended warranty contracts we offer also result in an ongoing demand for our maintenance and repair services for the duration of the term of the extended warranty contract.

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

Maintenance, repair, and storage services accounted for approximately 4.8% or $72 million of our revenue during fiscal 2020 of which, approximately 3.1% or $47 million related to repair services, approximately 0.7% or $10 million related to parts and accessories for repairs, and approximately 1.0% or $15 million related to income from storage service rentals.  This includes warranty and non-warranty services.

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

We also offer third-party extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible.  While we sell all new boats with the boat manufacturer’s standard hull and engine warranty, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty.  Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty.  Generally, we receive a fee for arranging an extended service contract.  Most required services under the contracts are provided by us and paid for by the third-party contract holder. Beginning in fiscal 2021, we have partnered with a third-party to offer prepaid maintenance plans.

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

During fiscal 2020, fee income generated from F&I products accounted for approximately 2.7% or $41 million of our revenue.  We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats.  We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations.  For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com.  Often sales are co-brokered, with the commission split between the buying and selling brokers.  We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers.  In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts and Northrop & Johnson we offer yacht and superyacht brokerage. During fiscal 2020, brokerage sales commissions accounted for approximately 2.6% or $39 million of our revenue.

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

In addition to the specific business we launched in the BVI, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts and Northrop & Johnson we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2020, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.6% or $24 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. We maintain insurance for inventory damage, subject to deductibles. The yacht charter fleet resumed charters during fiscal 2019 on a limited basis as damage was repaired and returned to full operations in 2020. Beginning in March 2020, we have temporarily closed our facilities in the British Virgin Islands and yacht charters based on guidance from local government and health officials as a result of the COVID-19 global pandemic. We expect yacht charters to resume during fiscal 2021, but impact of the COVID-19 pandemic and the duration for which it may have an impact cannot be determined at this time.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 77 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin.  Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, maintenance and repair facilities, and at certain retail locations boat storage services, including in-water slip storage and inside and outside land storage.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier and Wilmington River in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka, and the St. Croix River in Minnesota; Lake of the Ozarks in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Huntington Harbor in New York; Town River in Massachusetts; Masonboro Inlet in North Carolina; Lake Wylie in South Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Bay, San Diego Bay, and Richardson Bay in California, Saginaw River, Lake St. Clair, Cass Lake, Spring Lake, and Lake Fenton in Michigan, Lake Union in Washington, Sturgeon Bay, Lake Mendota, Kinnickinnic River, and Lake Butte Des Mortes in Wisconsin, Lake Michigan and Lake Marie in Illinois, Newport Harbor in Rhode Island; and Clear Lake and Lake Lewisville in Texas.  Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our yachts and boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models.  Most of our other locations are in close proximity to water.

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

As a part of our sales and marketing efforts, our digital marketing activity is important, with the majority of leads coming through our digital properties, www.MarineMax.com. Social media is a growing venue for customer engagement with stores and prospecting of new leads. Additionally, we hold online experience events that allow participants to explore boats and yachts from multiple manufactures, segments, and models from nearly any electronic device including their phone, tablet, laptop or desktop computer.

We participate in boat shows and in-the-water sales events at area boating locations, typically held in January, February, March, and toward the end of the boating season, in each of our markets and in certain locations in close proximity to our markets.  Boat shows and other offsite promotions are an important venue for generating sales orders. The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show. Online we are always available and can offer our full selection of boats, yachts and charters, as well as our expert team to answer customers’ questions and help them find a boat virtually.

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

In fiscal 2020, sales of new Brunswick and Azimut boats and yachts accounted for approximately 33% and 9% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 16%, respectively, of our revenue in fiscal 2020. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2020. We believe our sales represented approximately 12% of all Brunswick marine product sales during fiscal 2020.

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

We are party to a Loan and Security Agreement (the “Credit Facility”) with Wells Fargo Commercial Distribution Finance LLC, M&T Bank of the West, and Truist Bank. The Credit Facility has a three-year term and expires in May 2023, subject to extension for two one-year periods, with lender approval. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $440 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility is further discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of this Annual Report on Form 10-K.

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

Human Capital Resources

As of September 30, 2020, we had 1,736 employees, 1,626 (94%) of whom were in store-level operations and 110 (6%) of whom were in corporate administration and management.  We are not a party to any collective bargaining agreements.  We consider our relations with our employees to be excellent.

In managing the business, we devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position.  We also train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible.  Through our MarineMax University, or MMU, we teach our retail philosophies to existing and new employees at various locations and online, through MMU-online.  MMU is a modularized and instructor-led educational program that focuses on our retailing philosophies and provides instruction on such matters as the sales process, customer service, F&I, accounting, leadership, and human resources. We also have a specialized service training center and program in Clearwater, Florida where we train our service technicians in best practices.

Sales representatives receive compensation primarily on a commission basis.  Each general manager is a salaried employee with incentive bonuses based on the performance of the managed dealership.  Maintenance and repair service managers receive compensation on a salary basis with bonuses based on the performance of their departments.  Our management information system provides each store and department manager with daily financial and operational information, enabling them to monitor the performance their personnel on a daily, weekly, and monthly basis.  We have a uniform, fully integrated management information system serving each of our dealerships.

Our philosophy is to pay competitive base salaries to team members at levels that help us to attract, motivate, and retain highly qualified team members and reduce turnover. Cash incentive bonuses are designed to reward individuals based on our Company’s financial results as well as the achievement of personal and corporate objectives designed to contribute to our long-term success in building shareholder value.  Grants of stock-based awards under our 2011 Stock-Based Compensation Plan are intended to align compensation with the price performance of our common stock. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. As a result of our performance-based compensation philosophy, pay levels may vary significantly from year to year and among our various team members. Performance metrics utilized by our cash compensation plans include pretax income performance bonus, aged inventory, district and regional financial performance targets, and net promoter score (customer satisfaction).

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets.  Over the three-year period ended September 30, 2020, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 22%, 32%, and 26%, respectively, of our average annual revenues.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

Governmental Regulations, including Environmental Regulations

Our operations are subject to extensive regulation, supervision, and licensing under various foreign, federal, state, and local statutes, ordinances, and regulations.  While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits.  The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.  The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business.  Various foreign, federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, or OSHA, the United States Environmental Protection Agency, or EPA, and similar foreign, federal, state, and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection and privacy, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.

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

We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.  However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us.  We have also been required and may in the future be required to remove aboveground and underground storage tanks containing hazardous substances or wastes.  As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines.  We are monitoring the soil and groundwater as required by applicable state and federal guidelines.  In addition, the shareholders of certain of the acquired dealers have indemnified us (and such indemnification is continuing) for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions.  We maintain insurance for pollutant cleanup and removal.  The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss.  We also have additional storage tank liability insurance and “Superfund” coverage where applicable.  In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

Three of the properties we own were historically used as gasoline service stations.  Remedial action with respect to prior historical site activities on these properties has been completed in accordance with federal and state law. We do not believe that any of these environmental issues will result in any material liabilities to us.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could adversely affect our business, financial condition, and results of operations.

Environmental Responsibility

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as possibly more frequent and severe weather events, rising sea levels, and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Our commitment to environmental responsibility and initiatives to reduce our environmental foot print are outlined in our “Environmental Policy.” Our Environmental Policy can be found on the Investor

Relations section of our website at www.MarineMax.com under Governance Documents. Our Environmental Policy and associated climate related risks and opportunities are reviewed by our Board of Directors on an annual basis or more frequently as needed.

We have engaged in many efforts to mitigate and adapt to climate change. For example, we seek out, to the extent feasible, manufacturers committed to the highest levels of sustainability, environmental stewardship, and low-emissions as demonstrated by Mercury Marine. Mercury Marine’s commitment to sustainability and successes are detailed in its 2019 Sustainability Report. Mercury Marine’s accomplishments include winning the 2018 Sustainable Product of the Year from the Wisconsin Sustainable Business Council for its Active Trim technology and the 2018 Business Friend of the Environment Award for their new V6 and V8 outboard engines. For the ninth consecutive year, the Wisconsin Sustainable Business Council awarded Mercury Marine a “Green Masters” designation, a program measuring a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education. Additionally, Azimut Yachts was awarded ISO 14001 certification, for its consistent and effective management system aimed at reducing the environmental impact of its operations. Also, to maximize the eco-compatible standards of their yachts, Azimut Yachts adopted RINA (an organization specializing in classification, certification, testing, and inspection) principles to achieve RINA Green Plus notation.

Further, while not our primary focus, as opportunities arise we have made targeted investments to support new technology, innovations, and research in the marine industry to reduce emissions, provide environmental stewardship, and support a sustainable environment for all boaters. The Fraser Yachts Group has become the first yacht company to sign the Pact for Energy Transition with the Monaco Government. The energy transition pact was created by the Monaco government to improve energy efficiency and promote renewable energy sources, with the target to reducing greenhouse gas emissions, by allowing residents, workers, businesses, institutions and associations to contribute to the energy transition effort.

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

Corporate Social Responsibility

Our commitment to social responsibility is outlined in our “Human Rights Policy.” Our Human Rights Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents. Our Human Rights Policy is reviewed by our Board of Directors on an annual basis or more frequently as needed. We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves in supporting our local communities both on and off the water. One way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. Additionally, we are proud to support the ocean cleanup company 4ocean and its mission to end the world’s plastic pollution crises. 4ocean is a global company that actively removes trash from the ocean and coastlines, helps create sustainable economies around the world and inspires individuals to work together for a cleaner ocean.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of December X, 2020:

Name	Age	Position
William H. McGill Jr.	76	Executive Chairman of the Board and Director
William Brett McGill	52	Chief Executive Officer, President and Director
Michael H. McLamb	55	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	57	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	51	Vice President and Chief Accounting Officer

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

Competition and Industry Conditions Risk Factors

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

Approximately 33% of our revenue in fiscal 2020 resulted from sales of new boats manufactured by Brunswick, including approximately 15% from Brunswick’s Sea Ray division, 16% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions.  Additionally, approximately 9% of our revenue in fiscal 2020 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2020 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems.  Any adverse change in the production efficiency, product development efforts, technological advancement, expansion of manufacturing footprint, supply chain and third-party suppliers, marketplace acceptance, marketing capabilities, ability to secure adequate access to capital, and financial condition of our manufacturers, particularly Brunswick including Mercury Marine a division of Brunswick, and Azimut-Benetti Group given our reliance on Sea Ray, Boston Whaler, Mercury Marine engines, and Azimut, would have a substantial adverse impact on our business.  Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, or other factors, such as the COVID-19 pandemic, could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

Any interruption or discontinuance of the operations of Brunswick, Azimut-Benetti Group or other manufacturers, as experienced in June 2018 with Brunswick discontinuing its Sea Ray sport yacht and yacht models, could cause us to experience shortfalls, disruptions or delays with respect to needed inventory.  Although we believe in our brand, our product diversification and that adequate alternate sources would be available that could replace any manufacturer other than Brunswick and Azimut-Benetti Group as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and price.

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

We are the exclusive dealer for Azimut-Benetti Group’s Azimut product line for the United States.  The Azimut dealer agreement provides a geographic territory to promote the product line and to network with the appropriate clientele through various independent locations designated for Azimut retail sales. Our dealer agreement is a multi-year term but requires us to be in compliance with its terms and conditions.

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

Through these dealer agreements, boat manufacturers (particularly Brunswick and Azimut) exercise significant control over their dealers, restrict them to specified locations, and retain approval rights over changes in management and ownership, among other things.  Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences, including the following:

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

Over the three-year period ended September 30, 2020, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 22%, 32%, and 26%, respectively, of our average annual revenue.  With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31.  The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year.  Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

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

Forecasting optimal inventory levels is difficult to predict based on, among other things, changes in economic conditions, consumer preferences, delivery of new models from manufacturers, and timing of large boat and yacht sales. Failure to adequately anticipate consumer demand and preferences could negatively impact our inventory management strategies, inventory carrying costs, and our operating margins.

Strategy Risk Factors

Failure to implement strategies to enhance our performance or our strategies could have a material adverse effect on our business and financial condition.

We are increasing our efforts to grow our financing and insurance, parts and accessories, service, yacht charter, brokerage, and boat storage businesses to better serve our customers and thereby increase revenue and improve profitability as a result of these higher margin businesses.  In addition, we have implemented programs to increase the lead capture and digital sales of used boats, parts, accessories, and a wide range of boating supplies and products.  These efforts and programs are designed to increase our revenue and reduce our dependence on the sale of new boats. We are also pursuing certain acquisitions as discussed in the immediately following Risk Factors.  These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses in which we do not have extensive experience, and encounter substantial competition.  As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off such investments if not successful.

Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices and to integrate the operations of acquired dealers and each dealer we acquire in the future.

Since March 1, 1998, we have acquired 30 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair facilities.  Each acquired dealer and entity operated independently prior to its acquisition by us.  Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships.  We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies.  To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

We may pursue acquisition strategies in new lines of business.

We have historically pursued strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional dealers and related operations and improving their performance and profitability through the implementation of our operating strategies.  We have also recently pursued, and may continue to pursue, potential contract manufacturing, vertical integration strategies, yacht charter and brokerage, marinas, boat storage, or other acquisitions as opportunities arise.  To the extent we are successful in pursuing one or more of these strategies, we will face certain risks in addition to those that exist with acquisitions more closely related to our historical business, including potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of a transaction, the potential difficulty of presenting a unified corporate image, greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions, different types of legal and operational risks, and different types of applicable financial metrics and goals.  Our failure to pursue successfully our acquisition strategies in new lines of business, operate effectively the combined entity, and/or mitigate any potential new risks, could have a material adverse effect on our rate of growth and operating performance.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability.

The acquisition of additional recreational boat dealers, boat storage facilities, yacht brokerage operations, and marinas, which is one of our growth strategies, and vertical integration strategies, all involve significant risks.  This strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls.  Unforeseen expenses, difficulties and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in expected returns required by our acquisition criteria to be in the best interest of shareholders.  Acquisitions also may become more difficult or less attractive in the future as we acquire more of the most attractive dealers that best align with our culture and focus on customer service.  In addition, we may encounter difficulties in integrating the operations of acquired dealers with our own operations, difficulties in retaining employees, potential risks of losing customers, suppliers, or other business relationships, and difficulties in managing acquired dealers profitably without substantial costs, delays, or other operational or financial problems.

Our ability to continue to grow through acquisitions depends upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;
•	the ability to compete effectively for available acquisition opportunities;
•	the availability of cash on hand, borrowed funds or stock with a sufficient value to complete the acquisitions;
•	the ability to obtain any requisite manufacturer or governmental approvals;
•	the ability to obtain approval of our lenders under our current credit agreement; and
•	the absence of one or more manufacturers attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions.

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

In addition to pursuing growth by acquiring boat dealers, we intend to continue to pursue a strategy of growth through opening new retail locations and offering new products in our existing and new territories.  This strategy may entail obtaining additional distribution rights from our existing and new manufacturers.  We may not be able to secure additional distribution rights or obtain suitable alternative sources of supply if we are unable to obtain such distribution rights.  The inability to expand our product lines and geographic scope by obtaining additional distribution rights could have a material adverse effect on the growth and profitability of our business.

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

As a result of these growth strategies, we expect to continue to expend significant time and effort in opening and acquiring new retail locations, improving existing retail locations in our current markets, and introducing new products.  Our systems, procedures, controls, financial resources, and management and staffing levels may not be adequate to support expanding operations.  The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

In addition to our traditional repeat and referral business in our physical locations, digital channels are increasingly significant in serving our existing customer base and reaching new customers.  Our continued expansion and success will be negatively impacted if we are not able to fully exploit these channels.

Our digital channels are subject to a number of risks and uncertainties that are beyond our control, including the following:

•	changes in technology;
•	cybersecurity risk;
•

changes in consumer willingness to conduct business electronically, including increasing concerns with consumer privacy and risk and changing laws, rules, and regulations, such as the imposition of or increase in taxes;

•	technology or security impediments that may inhibit our ability to electronically market our products and services;
•	changes in applicable international, federal, state and commercial regulation;
•	failure of our service providers, suppliers or service partners to perform their services properly and in a timely and efficient manner;
•	failure to adequately respond to customers, process orders or deliver services;
•	our failure to assess and evaluate our digital product and service offerings to ensure that our products and services are desired by boating enthusiasts; and
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

Various operations in multiple countries around the world expose us to international political, economic, foreign currency, and other risks.

Our operations involve certain international activities, including our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans for our charter fleet produced by Sino Eagle in China, as well as our Fraser Yacht and Northrop & Johnson operations.  These activities in multiple countries around the world expose us to international political, economic, foreign currency, and other risks. Some of our sales and purchases of inventory are denominated in a currency other than the U.S. dollar. Consequently, a strong or weak U.S. dollar may adversely affect reported revenues and our profitability. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Our future financial results could be significantly affected by the value of the

U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon the success and extent of our hedging activities.

Additionally, protectionist trade legislation in the United States, the European Union, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions. There have been recent changes and additional changes may occur in the future, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, and trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales.  Many of these challenges, particularly tariffs, are present in commerce with China, a market from which we purchase products. While such tariffs may be delayed or cancelled before coming into effect and we believe we have taken steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

Our international operations create a number of logistical and communications challenges. The economic, political and other risks we face resulting from these operations include the following:

•        compliance with U.S. and local laws and regulatory requirements, including labor, tax, and environmental, health and safety, as well as changes in those laws and requirements;

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

•        national and international conflicts, including foreign policy changes, political or economic instability, or terrorist acts;

•        the effects of issued or threatened government sanctions, tariffs and duties, trade barriers or economic restrictions;

•        maintenance of quality standards; and/or

•        possible employee turnover or labor unrest.

Operational Risk Factors

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Credit Facility provides a floor plan financing commitment of up to $440.0 million. The collateral for the Credit Facility is all of our personal property with certain limited exceptions.  None of our real estate has been pledged for collateral for the Credit Facility. As of September 30, 2020, we were in compliance with all of the covenants under the Credit Facility and our additional available borrowings under the Credit Facility was approximately $82.0 million based upon the outstanding borrowing base availability.

Our ability to borrow under the Credit Facility depends on our ability to continue to satisfy our covenants and other obligations under the Credit Facility and the ability for our manufacturers to be approved vendors under our Credit Facility. The variable interest rate under our Credit Facility will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results.  The aging of our inventory limits our borrowing capacity as defined provisions in the Credit Facility reduce the allowable advance rate as our inventory ages.  Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Credit

Facility to fund our operations.  Any inability to utilize the Credit Facility or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Credit Facility or replace or supplement the Credit Facility, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

Higher energy and fuel costs along with adequate supply may adversely affect our business.

All of the recreational boats we sell are powered by diesel or gasoline engines.  Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results.  Increases in fuel prices negatively impact boat sales.  The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future, adversely impacting our business. Also, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the marine products produced by boat manufacturers increasing our cost of inventory. Additionally, higher fuel prices may also have an adverse effect on demand for our parts and accessories business, because higher fuel prices increase the cost of boat ownership and possibly affect product use.

The availability of boat insurance is critical to our success.

The ability of our customers to secure reasonably affordable boat insurance that is satisfactory to lenders that finance our customers’ purchases is critical to our success.  Any difficulty of customers to obtain affordable boat insurance could impede boat sales and adversely affect our business.

Elements of our yacht charter and charter brokerage businesses expose us to certain risks.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider.  The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Irma in 2017, mechanical failure and collision, and health issues such as the COVID-19 pandemic.  If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected.  Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. Beginning in March 2020, we have temporarily closed our facilities in the British Virgin Islands and yacht charters based on guidance from local government and health officials as a result of the COVID-19 global pandemic. Additionally, our yacht charter brokerage business in Europe has slowed as a result of the COVID-19 global pandemic. We expect yacht charters and our charter brokerage business to resume during fiscal 2021, but impact of the COVID-19 pandemic and the duration for which it may have an impact cannot be determined at this time. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current rate environment.  Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers.  Laws or regulations may be enacted nationally or locally which could result in fees from lenders being eliminated or reduced, materially impacting our operating results. If customer financing becomes more difficult to secure, it may adversely impact our business.

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

The products we sell, or services we provide, may expose us to potential liability for personal injury or property damage claims relating to the use of those products.

Manufacturers of the products we sell generally maintain product liability insurance.  We also maintain third-party product liability insurance that we believe to be adequate.  We may experience claims that are not covered by, or that are in excess of, our insurance coverage.  The institution of any significant claims against us could subject us to damages, result in higher insurance costs, and harm our business reputation with potential customers.

Environmental and Geographic Risk Factors

Weather and environmental conditions may adversely impact our business.

Weather and environmental conditions may adversely impact our operating results.  For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, and hurricanes may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products.  While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters.  In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations.  Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use.  Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance. Additionally, to the extent unfavorable weather conditions are exacerbated by global climate change, regardless of the cause, resulting in environmental changes including, but not limited to, severe weather, changing sea levels, poor water conditions, or reduced access to water, which could disrupt or negatively affect our business.

Environmental and climate changes could affect our business.

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as more frequent and severe weather events, rising sea levels, and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Climate change and climate events could result in social, cultural and economic disruptions in these areas, including supply chain disruptions, the disruption of local infrastructure and transportation systems that could limit the ability of our team members and our customers to access our retail locations. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending.

A significant amount of our boat sales are from the State of Florida.

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 51%, 54% and 54% of our revenue during fiscal 2018, 2019, and 2020, respectively, could have a major impact on our operations.

Environmental and other regulatory issues may impact our operations.

Our operations are subject to extensive regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations, such as those relating to finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, emissions, health or safety, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and employment practices.  With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws.  The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations, as well as potentially the assessment of damages, the imposition of penalties, changes to our processes, or a cessation of our operations, and/or damage to our image and reputation.

Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration (“OSHA”), the United States Environmental Protection Agency (“EPA”), and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.  The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines.  It is possible that environmental regulatory bodies (including state regulatory bodies) may impose higher emissions standards in the future for these and other marine engines.  Any increased costs of producing engines resulting from current or potentially higher EPA or state standards in the future could be passed on to our company, or could result in the inability or potential unforeseen delays of our manufacturers to comply with current and future EPA or state requirements, and these potential consequences could have a material adverse effect on our business.

Certain of our facilities own and operate underground storage tanks (“USTs”), and above ground storage tanks (“ASTs”) for the storage of various petroleum products.  USTs and ASTs are generally subject to federal, state and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks.  In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

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

We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.  In particular, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) imposes joint, strict, and several liability on:

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

General Risk Factors

General economic conditions and consumer spending patterns can have a material adverse effect on our business, financial condition, and results of operations.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, or Hurricanes Harvey and Irma in 2017, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Unfavorable economic conditions can cause us to reduce our acquisition program, delay new store openings, reduce our inventory purchases, engage in inventory reduction efforts, close a number of our retail locations, reduce our headcount, and amend and replace our credit facility, and could also interfere with our supply of certain brands by manufacturers, reduce marketing and other support by manufacturers, decrease revenue, put additional pressures on margins, and result in our failure to satisfy covenants under our credit agreement.

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

We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including taking proactive steps to enhance financial flexibility including working to extract capital from our debt-free sizable real estate holdings, taking action to monetize our unlevered inventory, implementing operating cost savings plans, and delaying or reducing capital expenditures. The onset of the COVID-19 pandemic caused a number of adverse impacts, including reductions in demand for our products, inefficiencies caused by team members working remotely, and certain closed departments or locations based on guidance from each local government or health officials. Disruptions in the capital markets as a result of the COVID-19 outbreak may also adversely affect us if these impacts continue for a prolonged period and we need additional liquidity. While it is not possible at this time to estimate the entirety of the impact that COVID-19 will have on our business, customers, suppliers or other business partners, depending on the severity of the COVID-19 pandemic the length of time of its impact and the applicable government actions in response to it, the effect of the adverse impacts identified in this paragraph may increase and additional adverse impacts may arise.

Adverse federal or state tax policies can have a negative effect on us.

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, increases in prevailing federal or state tax rates, and removal of certain interest deductions, also influence consumers’ decisions to purchase products we offer and could have a negative effect on our sales.  For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from a high of more than $17.9 billion in 1988 to a low of $10.3 billion in 1992.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

Our business is dependent upon the efficient operation of our information systems.  The systems facilitate the interchange of information and enhance cross-selling opportunities throughout our company.  The systems integrate each level of operations on a Company-wide basis, including but not limited to purchasing, inventory, receivables, payables, financial reporting, budgeting, marketing, sales management, as well as to prepare our consolidated financial and operating data.  The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems and the systems of our third-party service providers, could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

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

We are also subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation (GDPR), effective May 2018, and the California Consumer Privacy Act (CCPA), effective January 2020. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

The timing and amount of our share repurchases are subject to a number of uncertainties.

In March 2020, the Board of Directors approved a new stock repurchase plan authorizing the Company to purchase up to 10 million shares of its commons stock through March 2022. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants.  The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

We do not pay cash dividends.

We have never paid cash dividends on our common stock and we have no current intention to do so for the foreseeable future.

Our sales may be adversely impacted by a material increase in interest rates and adverse changes in fiscal policy or credit market conditions.

Over the past several years, our economy has been positively impacted by historically unprecedented low interest rates.  Such interest rates, driven by the policies of the Federal Reserve, can be a political issue in the United States. Any change by the Federal Reserve to raise its benchmark interest rate in the future or market expectations of such change may result in significantly higher long-term interest rates, which may negatively impact our customers’ willingness or desire to purchase our products.

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.

We rely on the Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The interest rate for amounts outstanding under the Credit Facility is 345 basis points above the one-month LIBOR.  In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents the best alternative to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR towards SOFR is expected to be complicated. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Although the full impact of any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, the terms of our Credit Facility, and on our financing costs.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate offices in Clearwater, Florida.  We also lease 55 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value.  In most cases, we pay a fixed rent at negotiated rates.  In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance.  We own 28 properties associated with the retail locations we operate.  Additionally, we own four retail locations that are currently closed as noted below.  A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yacht Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
New Port Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,350	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Lauderdale	Third-party lease	1,200	Retail only, 3 wet slips	2020	—
Fort Walton Beach	Third-party lease	3,000	Repair and service; 83 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	960	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,389	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,750	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg(3)	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta)(4)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois

Praire Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan
Sequoit Harbor Antioch	Third-party lease	85,304	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,105	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Joppa(4)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
White Marsh(4)	Company owned	19,800	Retail and service	—	—
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,810	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair
Cass Lake	Third-party lease	31,596	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,856	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Bayport	Third-party lease	450	Retail only; 10 wet slips	1996	St. Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Missouri
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie(4)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Third-party lease	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Third-party lease	19,300	Retail and service	1972	—
Somers Point	Third-party lease	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Third-party lease	13,800	Retail, service, and storage	2018	—
North Somers Point	Third-party lease	500	Storage only	2018	Little Egg Harbor Bay
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Marina Del Isle	Third-party lease	163,773	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie

Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Afton	Third-party lease	3,500	Retail and service; 23 wet slips	2003	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service, and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
San Antonio	Third-party lease	14,100	Retail and service	2019	—
Lakeway	Third-party lease	10,000	Retail only	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,876	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,334	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,095	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,284	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,150	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,550	Vacation Charters; 45 wet slips	2011	Caribbean Sea

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Initially a joint venture; full ownership acquired in February 2016.
(4)	Owned location that is currently closed.

We have leased offices in the United States through the Fraser Yachts Group and Northrop & Johnson in Ft. Lauderdale, Florida and San Diego, California as well as leased offices outside the United States in Monaco (two offices), France (two offices), Italy, Spain (two offices), and the United Kingdom.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of September 30, 2020, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2018
Fourth quarter	$26.11	$16.57
2019
First quarter	$21.09	$17.11
Second quarter	$19.99	$15.34
Third quarter	$17.33	$13.73
Fourth quarter	$18.76	$14.56
2020
First quarter	$23.15	$7.25
Second quarter	$23.00	$7.80
Third quarter	$34.06	$21.93
Fourth quarter (through November 25, 2020)	$35.22	$25.54

On November 25, 2020, the closing sale price of our common stock was $33.66 per share.  On November 25, 2020, there were approximately 100 record holders and approximately 9,400 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	—	—	9,919,764
August 1, 2020 to August 31, 2020	—	—	—	9,919,764
September 1, 2020 to September 30, 2020	44,927	$25.67	—	9,919,764
Total	44,927	$25.67	—	9,919,764

(1)	Under the terms of the program, the Company is authorized to purchase up to 10 million shares of its common stock through March 2022.
(2)

44,927 shares reported in September 2020 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2020 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index.  The graph assumes an investment of $100 on September 30, 2014.  The calculations of cumulative shareholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends.  The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period.  The historical performance shown is not necessarily indicative of future performance.

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

	Fiscal Year Ended September 30,
	2016	2017	2018	2019	2020
	(Amounts in thousands except share, per share, and retail location data)
Statement of Operations Data:
Revenue	$942,050	$1,052,320	$1,177,371	$1,237,153	$1,509,713
Cost of sales	716,022	787,005	879,138	914,321	1,111,000
Gross profit	226,028	265,315	298,233	322,832	398,713
Selling, general and administrative expenses	185,776	220,026	235,050	262,300	291,998
Income from operations	40,252	45,289	63,183	60,532	106,715
Interest expense, net	5,462	7,481	9,903	11,579	9,275
Income before income tax provision	34,790	37,808	53,280	48,953	97,440
Income tax provision	12,208	14,261	13,968	12,968	22,806
Net income	$22,582	$23,547	$39,312	$35,985	$74,634
Net income per share:
Diluted	$0.91	$0.95	$1.71	$1.57	$3.37
Weighted average number of shares:
Diluted	24,820,847	24,678,800	23,030,662	22,881,147	22,125,338
Other Data (as of year-end):
Number of retail locations (1)	56	62	63	59	57
Sales per store (2) (4)	$18,539	$18,364	$19,873	$19,554	$25,780
Same-store sales growth (3) (4)	22%	5%	10%	1%	25%

	September 30,
	2016	2017	2018	2019	2020
Balance Sheet Data:
Working capital	$159,232	$139,069	$179,276	$155,690	$230,793
Total assets	546,688	639,990	640,538	784,083	775,319
Goodwill and other intangible assets, net	10,000	26,005	27,491	64,077	84,293
Total shareholders’ equity	312,473	302,198	353,092	368,819	455,397

(1)	Includes only those retail locations open at period end.
(2)	Includes only those stores open for the entire preceding 12-month period.
(3)	New and acquired stores are included in the comparable base at the end of the store’s thirteenth month of operations.
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

Overview

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States (including Florida in which we generated approximately 54% of our revenue in 2019 and 2020), and other countries in which we operate. As a result, beginning in March 2020, we had temporarily closed certain departments or locations based on guidance from local government or health officials. As of today, many of our stores are fully or partially operational. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services.

We are the largest recreational boat and yacht retailer in the United States with fiscal 2020 revenue above $1.5 billion. Through our current 77 retail locations in 21 states (as of the filing of this Annual Report on Form 10-K), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; yacht charter services; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, and SkipperBud’s, one of the largest sales, brokerage, service and marina/storage groups in the United States.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 30 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed three acquisitions in the fiscal year ended September 30, 2018, two acquisitions in the fiscal year ended September 30, 2019, and two acquisitions in the fiscal year ending September 30, 2020.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 54% and 54% of our revenue during fiscal 2018, 2019, and 2020, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Although past economic conditions have adversely affected our operating results, we believe we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and will we believe yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect our core strengths and retailing strategies including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers.  Total contract liabilities of approximately $24.3 million recorded as of September 30, 2019 were recognized in revenue during the fiscal year ended September 30, 2020. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.5 million and $2.6 million as of September 30, 2019 and September 30, 2020, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale.  We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance.  Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2019 and September 30, 2020, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $2.2 million and $2.4 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost or net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. Goodwill and other intangible assets increased, due to acquisitions, by $37.0 million and $20.2 million, for the fiscal years ended September 30, 2019 and 2020, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $10.5 million and $16.8 million, for the fiscal years ended September 30, 2019 and 2020, respectively. In total, current and previous acquisitions have resulted in the recording of $84.3 million in goodwill and other intangible assets as of September 30, 2020. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of September 30, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.  The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group).  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions.  Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2020.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2020, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOL’s”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the fiscal year ended September 30, 2020, or to its net deferred tax assets as of September 30, 2020.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2018		2019		2020
	(Amounts in thousands)
Revenue	$1,177,371	100.0%	$1,237,153	100.0%	$1,509,713	100.0%
Cost of sales	879,138	74.7%	914,321	73.9%	1,111,000	73.6%
Gross profit	298,233	25.3%	322,832	26.1%	398,713	26.4%
Selling, general and administrative expenses	235,050	20.0%	262,300	21.2%	291,998	19.3%
Income from operations	63,183	5.3%	60,532	4.9%	106,715	7.1%
Interest expense	9,903	0.8%	11,579	0.9%	9,275	0.6%
Income before income taxes	53,280	4.5%	48,953	4.0%	97,440	6.5%
Income tax provision	13,968	1.2%	12,968	1.0%	22,806	1.5%
Net income	$39,312	3.3%	$35,985	3.0%	$74,634	5.0%

Fiscal Year Ended September 30, 2020, Compared with Fiscal Year Ended September 30, 2019

Revenue.  Revenue increased $272.6 million, or 22.0%, to approximately $1.510 billion for the fiscal year ended September 30, 2020 from $1.237 billion for the fiscal year ended September 30, 2019.  Of this increase, $291.0 million was attributable to a 25% increase in comparable-store sales and an approximate $18.4 million net decrease related to stores opened or closed that were not eligible for inclusion in the comparable-store base.  The increase in our comparable-store sales was primarily due to incremental increases in new and used boat sales and incremental increases in storage services, finance and insurance products, and brokerage sales. Improving industry conditions in the seasonal summer months contributed to our growth.

Gross Profit. Gross profit increased $75.9 million, or 23.5%, to $398.7 million for the fiscal year ended September 30, 2020 from $322.8 million for the fiscal year ended September 30, 2019.  Gross profit as a percentage of revenue increased to 26.4% for the fiscal year ended September 30, 2020 from 26.1% for the fiscal year ended September 30, 2019.  The increase in gross profit as a percentage of revenue was primarily the result of increases to our higher margins businesses and from the acquisition of the Fraser Yachts Group and Northrop & Johnson because the sales generated by Fraser and Northrop & Johnson relating to their services tend to be of higher margins relative to our overall business. The increase in gross profit dollars was primarily attributable to the increase in our gross margins and increased boat sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.7 million, or 11.3%, to $292.0 million for the fiscal year ended September 30, 2020 from $262.3 million for the fiscal year ended September 30, 2019. Selling, general and administrative expenses for the fiscal year ended September 30, 2020, included $1.7 million of adjustments related to store closings and other related costs. Selling, general and administrative expenses for the fiscal year ended September 30, 2019, included $3.1 million of adjustments related to store closings and other related costs, partially offset by a $1.2 million recovery recognized from the Deepwater Horizon Settlement Program for damages suffered as a result of the Deepwater Horizon Oil Spill. Excluding these items and making both years comparable, selling, general and administrative expenses increased $29.9 million, or 11.5%, to $290.3 million and as a percentage of revenue decreased to 19.2% for the fiscal year ended September 30, 2020. The increase in selling, general and administrative expense dollars was primarily attributable to recent acquisitions including the Fraser Yachts Group and Northrop & Johnson and increased sales and brokerage commissions from the growth in revenue.

Interest Expense. Interest expense decreased $2.3 million, or 19.9%, to $9.3 million for the fiscal year ended September 30, 2020, from $11.6 million for the fiscal year ended September 30, 2019. Interest expense as a percentage of revenue decreased to 0.6% for the fiscal year ended September 30, 2020, from 0.9% for the fiscal year ended September 30, 2019. The decrease in interest expense was primarily the result of lower interest rates and less overall borrowings.

Income Taxes.  Income tax expense increased $9.8 million, or 75.9%, to $22.8 million for the fiscal year ended September 30, 2020 from $13.0 million for the fiscal year ended September 30, 2019. Our effective income tax rate decreased to 23.4% for fiscal year ended September 30, 2020, from 26.5% for fiscal year ended September 30, 2019. The decrease in the effective income tax rate was primarily attributed to excess equity compensation for tax purposes.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions.  Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy if more robust economic conditions return. However, we cannot predict the return of or length of unfavorable economic or financial conditions.  We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs.  We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs have historically been financed with cash generated from operations and borrowings under the Credit Facility.  Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility.  Turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations.  As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.  We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs.  As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from any of our dealerships.

For the fiscal year ended September 30, 2020, cash provided by operating activities was approximately $304.7 million. For the fiscal year ended September 30, 2019, cash used in operating activities was approximately $12.4 million.  For fiscal years ended September 30, 2018 cash provided by operating activities was approximately $70.4 million. For the fiscal year ended September 30, 2020, cash provided by operating activities was primarily related to decreases in inventory, accounts receivable, increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and insurance proceeds received. For the fiscal year ended September 30, 2019, cash used by operating activities was primarily related to increases in inventory, accounts receivable, and prepaid expenses and other assets, partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, insurance proceeds received, and increases in accounts payable, contract liabilities, and accrued expenses and other long-term liabilities. For the fiscal year ended September 30, 2018, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, gains on insurance settlements, gain on contingent acquisition consideration, decreases in inventory driven by inventory optimization efforts, insurance proceeds received as a result of Hurricane Irma, and increases in accrued expenses and other long-term liabilities, partially offset by increases in accounts receivable and decreases in accounts payable and contract liabilities.

For the fiscal years ended September 30, 2020, 2019 and 2018, cash used in investing activities was approximately $30.1 million, $56.3 million, and $23.3 million, respectively. For the fiscal year ended September 30, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions. For the fiscal year ended September 30, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions. For the fiscal year ended September 30, 2018, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, purchase property and equipment associated with business acquisitions, and capital improvements as a result of Hurricane Irma.

For the fiscal year ended September 30, 2020, cash used in financing activities was approximately $158.1 million. For the fiscal year ended September 30, 2019, cash provided by financing activities was approximately $58.6 million. For the fiscal year ended September 30, 2018, cash used in financing activities was approximately $40.2 million. For the fiscal year ended September 30, 2020, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, repurchase of common stock under the share repurchase program, payments on tax withholdings for equity awards, partially offset by proceeds from the issuance of common stock from our stock based compensation plans and proceeds from long- term debt. For the fiscal year ended September 30, 2019, cash provided by financing activities was primarily attributable to net short term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and payments on tax withholdings for equity awards.  For the fiscal year ended September 30, 2018, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, contingent consideration payments from acquisitions, and repurchase of common stock under the share repurchase program, partially offset by proceeds from the issuance of common stock from our stock based compensation plans.

In May 2020, we entered into the Credit Facility, with Wells Fargo Commercial Distribution Finance LLC (formerly GE Commercial Distribution Finance Corporation), M&T Bank, Bank of the West, and Truist Bank. The Credit Facility has a three-year term and expires in May 2023, and includes two additional one-year extension periods, with lender approval. The Credit Facility provides a floor plan financing commitment of up to $440.0 million subject to borrowing base availability resulting from the amount and aging of our inventory.

The Credit Facility has certain financial covenants as specified in the agreement.  The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points above the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

Advances under the Credit Facility are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off.  Advances on new inventory will generally mature 1,080 days from the original invoice date.  Advances on used inventory will mature 361 days from the date we acquire the used inventory.  Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months.  The curtailment schedule varies based on the type and value of the inventory.  The collateral for the Credit Facility is primarily the Company’s inventory that is financed through the Credit Facility and related accounts receivable. None of our real estate has been pledged for collateral for the Credit Facility.

As of September 30, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $144.4 million.  As of September 30, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.6% and 4.2%, respectively.  As of September 30, 2020, our additional available borrowings under our Credit Facility were approximately $82.0 million based upon the outstanding borrowing base availability.  The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages.

As of September 30, 2020 we had approximately $7.4 million under a mortgage facility secured by one of our retail locations. The interest rate for amounts outstanding under the mortgage facility is prime minus 100 basis points with a floor of 2.00%. As of September 30, 2020, the interest rate on amounts outstanding was 2.25%. The mortgage facility requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027. Prepayment of the mortgage facility may be made in whole or in part at any time without premium or penalty.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2020:

	Payments Due by Period Ending September 30,

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Amounts in thousands)
Short-term Borrowings (1)	$144,393	$144,393	—	—	—
Long-term Debt	7,850	507	1,445	992	4,906
Other Liabilities (2)	3,101	1,663	1,438	—	—
Operating Leases (3)	60,241	9,433	14,312	8,728	27,768
Total	$215,585	$155,996	$17,195	$9,720	$32,674

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates.  As of September 30, 2020, the interest rate on our short-term borrowings was approximately 4.2%.

(2)

The amounts included in other liabilities consist primarily of our estimated liability for claims on certain workers’ compensation insurance policies and estimated future contingent consideration payments.

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

Interest Rate Risk

As of September 30, 2020, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate.  Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings.  For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.4 million in annual pre-tax interest expense.  This estimated increase is based upon the outstanding balance of our short-term debt as of September 30, 2020 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group and Northrop & Johnson have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 2% of our total revenues in fiscal 2020.

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

Changes in Internal Controls

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 as required by the Securities Exchange Act of 1934 Rule 13a-15(c).  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).  Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2020. The Company acquired Northrop & Johnson, during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, Northrop & Johnson’s internal control over financial reporting associated with 1% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2020.

Our internal control over financial reporting as of September 30, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated December 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Northrop & Johnson during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020, Northrop & Johnson’s internal control over financial reporting associated with 1% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Northrop & Johnson.

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

December 2, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2020 Annual Meeting of Shareholders (the “2021 Proxy Statement”).  The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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

(3)	Exhibits. See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)

Exhibit Number	Exhibit
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
4.2	Description of Securities.
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (3)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (3)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (3)
10.2*	Amended 2008 Employee Stock Purchase Plan. (4)
10.3*	2011 Stock-Based Compensation Plan. (5)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (6)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (6)
10.4	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc.
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation.
10.6	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (7)
10.6(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (8)
10.6(b)	Sea Ray Sales and Service Agreement. (7)
10.6(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (8)
10.6(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (8)
10.6(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (8)
10.6(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (9)
10.6(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (9)
10.6(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (9)
10.7 †	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (10)
10.7(a) †	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (10)
10.8	Director Fee Share Purchase Program. (11)]
10.9*	Severance Policy for Key Executives. (12)
10.10†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.10(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.10(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.10(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (13)
10.11†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.p.A. (13)
10.11(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.11(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.11(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.11(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (13)
10.12

Equity Purchase Agreement dated October 1, 2020, by and among Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock, and Robert Ross Tefft, Jr., Michael J. Pretasky, Jr., and MarineMax, Inc.

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

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2019, as filed on November 29, 2018.
(4)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236618) as filed February 25, 2020.
(5)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236617) as filed February 25, 2020.
(6)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.

(7)     Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(8)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2020, as filed on July 28, 2020.
(11)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(12)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(13)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: December 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President (Principal Executive Officer)	December 2, 2020
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	December 2, 2020
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	December 2, 2020
William H. McGill Jr.	Director

/s/ Clint Moore	Lead Independent Director
Clint Moore		December 2, 2020

/s/ George E. Borst	Director	December 2, 2020
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	December 2, 2020

/s/ Evelyn Follit	Director	December 2, 2020
Evelyn Follit

/s/ Charles R. Oglesby	Director	December 2, 2020
Charles R. Oglesby

/s/ Joseph A. Watters	Director	December 2, 2020
Joseph A. Watters

/s/ Rebecca White
Rebecca White	Director	December 2, 2020

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board (FASB), and the Company has changed its method of accounting for revenue as of October 1, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers, and several related amendments, as issued by the FASB.

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

Tampa, Florida

December 2, 2020

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2019	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,511	$155,493
Accounts receivable, net	42,398	40,195
Inventories, net	477,468	298,002
Prepaid expenses and other current assets	10,206	9,637
Total current assets	568,583	503,327
Property and equipment, net	144,298	141,934
Operating lease right-of-use assets, net	—	37,991
Goodwill and other intangible assets, net	64,077	84,293
Other long-term assets	7,125	7,774
Total assets	$784,083	$775,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,674	$37,343
Contract liabilities (customer deposits)	24,305	31,821
Accrued expenses	42,849	52,123
Current operating lease liabilities	—	6,854
Short-term borrowings	312,065	144,393
Total current liabilities	412,893	272,534
Noncurrent operating lease liabilities	—	33,473
Deferred tax liabilities, net	1,142	4,509
Long-term debt, net of current maturities	—	7,343
Other long-term liabilities	1,229	2,063
Total liabilities	415,264	319,922
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2019 and 2020	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 27,508,473 and 28,130,312 shares issued and 21,321,688 and 21,863,291 shares outstanding as of September 30, 2019 and 2020, respectively	28	28
Additional paid-in capital	269,969	280,436
Accumulated other comprehensive (loss) income	(669)	829
Retained earnings	202,455	277,699
Treasury stock, at cost, 6,186,785 and 6,267,021 shares held as of September 30, 2019 and 2020, respectively	(102,964)	(103,595)
Total shareholders’ equity	368,819	455,397
Total liabilities and shareholders’ equity	$784,083	$775,319

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2018	2019	2020
Revenue	$1,177,371	$1,237,153	$1,509,713
Cost of sales	879,138	914,321	1,111,000
Gross profit	298,233	322,832	398,713
Selling, general and administrative expenses	235,050	262,300	291,998
Income from operations	63,183	60,532	106,715
Interest expense	9,903	11,579	9,275
Income before income tax provision	53,280	48,953	97,440
Income tax provision	13,968	12,968	22,806
Net income	$39,312	$35,985	$74,634
Basic net income per common share	$1.77	$1.61	$3.46
Diluted net income per common share	$1.71	$1.57	$3.37
Weighted average number of common shares used in computing net income per common share:
Basic	22,269,378	22,294,114	21,547,665
Diluted	23,030,662	22,881,147	22,125,338

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2018	2019	2020
Net income	$39,312	$35,985	$74,634

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	-	(669)	1,498
Total other comprehensive (loss) gain, net of tax	-	(669)	1,498

Comprehensive income	$39,312	$35,316	$76,132

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

			Additional	Accumulated			Total
	Common Stock Issued		Paid-in	Other Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	(loss) income	Earnings	Stock	Equity
BALANCE, September 30, 2017	26,314,066	$26	$249,974	—	$126,759	$(74,561)	$302,198
Net income	—	—	—	—	39,312	—	39,312
Purchase of treasury stock	—	—	—	—	—	(695)	(695)
Shares issued pursuant to employee stock purchase plan	67,187	—	950	—	—	—	950
Shares issued upon vesting of equity awards, net of minimum tax withholding	163,350	—	(1,643)	—	—	—	(1,643)
Shares issued upon exercise of stock options	586,531	1	6,732	—	—	—	6,733
Stock-based compensation	10,133	—	6,237	—	—	—	6,237
BALANCE, September 30, 2018	27,141,267	$27	$262,250	—	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	35,985	—	35,985
Purchase of treasury stock	—	—	—	—	—	(27,708)	(27,708)
Shares issued pursuant to employee stock purchase plan	62,287	—	1,022	—	—	—	1,022
Shares issued upon vesting of equity awards, net of minimum tax withholding	174,606	—	(1,216)	—	—	—	(1,216)
Shares issued upon exercise of stock options	119,275	1	1,389	—	—	—	1,390
Stock-based compensation	11,038	—	6,524		—	—	6,524
Foreign currency translation adjustments, net of tax	—	—	—	(669)	—	—	(669)
Cumulative effect of change in accounting principle - revenue recognition, net of tax	—	—	—	—	399	—	399
BALANCE, September 30, 2019	27,508,473	$28	$269,969	(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	74,634	—	74,634
Purchase of treasury stock	—	—	—	—	—	(631)	(631)
Shares issued pursuant to employee stock purchase plan	94,741	—	1,004	—	—	—	1,004
Shares issued upon vesting of equity awards, net of minimum tax withholding	228,304	—	(1,659)	—	—	—	(1,659)
Shares issued upon exercise of stock options	286,702	—	3,625	—	—	—	3,625
Stock-based compensation	12,092	—	7,497	—	—	—	7,497
Foreign currency translation adjustments, net of tax	—	—	—	1,498	—	—	1,498
Cumulative effect of change in accounting principle - leases, net of tax	—	—	—	—	610	—	610
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2018	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,312	$35,985	$74,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,673	11,597	12,772
Deferred income tax provision	5,361	4,384	3,157
Loss on sale of property and equipment	330	956	366
Gain on insurance settlements	(1,082)	—	—
Proceeds from insurance settlements	2,342	475	703
Gain on contingent acquisition consideration	(1,440)	—	—
Stock-based compensation expense, net	6,237	6,524	7,497
(Increase) Decrease in, net of effects of acquisitions—
Accounts receivable, net	(11,279)	(5,071)	2,584
Inventories, net	26,773	(84,330)	179,466
Prepaid expenses and other assets	(996)	(3,182)	101
(Decrease) Increase in, net of effects of acquisitions —
Accounts payable	(3,325)	8,701	2,887
Contract liabilities (customer deposits)	(4,065)	6,804	7,411
Accrued expenses and other liabilities	1,573	4,731	13,097
Net cash provided by (used in) operating activities	70,414	(12,426)	304,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,804)	(17,061)	(12,807)
Proceeds from insurance settlements	823	461	—
Cash used in acquisition of businesses, net of cash acquired	(10,524)	(40,713)	(19,766)
Proceeds from sale of property and equipment	190	979	2,464
Net cash used in investing activities	(23,315)	(56,334)	(30,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	(43,383)	85,580	(167,672)
Proceeds from long-term debt	—	—	7,437
Payments for long-term debt	—	—	(41)
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	7,683	2,412	4,629
Contingent acquisition consideration payments	(3,324)	(129)	(148)
Payments on tax withholdings for equity awards	(510)	(1,525)	(1,703)
Purchase of treasury stock	(695)	(27,708)	(631)
Net cash provided (used in) provided by financing activities	(40,229)	58,630	(158,129)
Effect of exchange rate changes on cash	—	(181)	545
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	6,870	(10,311)	116,982
CASH AND CASH EQUIVALENTS, beginning of year	41,952	48,822	38,511
CASH AND CASH EQUIVALENTS, end of year	$48,822	$38,511	$155,493
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$12,021	$13,669	$13,082
Income taxes	9,424	9,152	18,930
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	-	-	42,070
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	-	-	43,953
Accrued tax withholdings upon vesting of equity awards	1,525	1,198	1,153
Contingent consideration liabilities from acquisitions	-	640	2,270
Accrued acquisition of property and equipment	129	995	491

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of September 30, 2020, we operated through 57 retail locations in 16 states, consisting of Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, and Texas.  Our MarineMax Vacations operations maintain a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats and yachts which are manufactured by Brunswick Corporation (“Brunswick”).  Sales of new Brunswick boats accounted for approximately 33% of our revenue in fiscal 2020.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 16%, respectively, of our revenue in fiscal 2020. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick.  We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts.  These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products.  These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products appoint us as the exclusive dealer of Sea Ray or Boston Whaler boats in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut boats and yachts accounted for approximately 9% of our revenue in fiscal 2020.  We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 54% and 54% of our revenue during fiscal 2018, 2019, and 2020, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2019 and 2020, our valuation allowance for new and used boat, motor and trailer inventories was $2.2 million and $2.4 million, respectively.  If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which requires the excess purchase price over the estimated fair value of net assets acquired in a business combination to be recorded as goodwill. In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. In April 2019, we purchased Sail & Ski Center, a privately owned boat dealer located in Texas. Goodwill and other intangible assets increased, due to acquisitions, by $37.0 million and $20.2 million, for the fiscal years ended September 30, 2019 and 2020, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $10.5 million and $16.8 million, for the fiscal years ended September 30, 2019 and 2020, respectively. In total, current and previous acquisitions have resulted in the recording of $84.3 million in goodwill and other intangible assets as of September 30, 2020. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the fourth fiscal quarter.  If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of September 30, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. The analysis is performed at a regional level for indicators of permanent impairment given the geographical interdependencies among our locations.  Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2020.

Insurance

We retain varying levels of risk relating to the insurance policies we maintain, most significantly, workers’ compensation insurance and employee medical benefits.  We are responsible for the claims and losses incurred under these programs, limited by per occurrence deductibles and paid claims or losses up to pre-determined maximum exposure limits.  Our third-party insurance carriers pay any losses above the pre-determined exposure limits.  We estimate our liability for incurred but not reported losses using our historical loss experience, our judgment, and industry information.

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer. The transaction price is determined with the customer at time of sale. Customers may trade in boats to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal market data and applied as payment to the contract price for the purchased boat. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor, or trailer at such time. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers.  Total contract liabilities of approximately $24.3 million recorded as of September 30, 2019 were recognized in revenue during the fiscal year ended September 30, 2020. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.5 million and $2.6 million as of September 30, 2019 and September 30, 2020, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power and sailing yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the fiscal years ended September 30,

	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,
	2019	2020
Goods and services transferred at a point in time	90.8%	92.7%
Goods and services transferred over time	9.2%	7.3%
Total Revenue	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth percentages of our revenue generated by certain products and services, for each of last three fiscal years.

	2018	2019	2020
New boat sales	71.2%	70.1%	70.2%
Used boat sales	14.8%	14.9%	15.1%
Maintenance, repair, storage, and charter services	6.2%	6.9%	6.4%
Finance and insurance products	2.4%	2.6%	2.7%
Parts and accessories	3.6%	3.6%	3.0%
Brokerage sales	1.8%	1.9%	2.6%
Total revenue	100.0%	100.0%	100.0%

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

Leases

We lease numerous facilities relating to our operations. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies related to leases.

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. As of September 30, 2020, our accumulated other comprehensive income, net of tax, was $0.8 million. As of September 30, 2019, our accumulated other comprehensive loss, net of tax, was $0.7 million. The change in accumulated other comprehensive income was the result of foreign currency translation adjustments net of taxes. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2020.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Pursuant to ASC 606, we net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses.  Total advertising and promotional expenses approximated $16.5 million, $18.8 million and $14.0 million, net of related co-op assistance of approximately $653,000, $807,000, and $589,000, for the fiscal years ended September 30, 2018, 2019, and 2020, respectively.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses and debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, other payables and accrued expenses approximate their fair values due to their short-term nature. The carrying value of debt approximates its fair value due to the debt agreements bearing interest at rates that approximate current market rates for debt agreements with similar maturities and credit quality.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted ASU 2016-02 effective October 1, 2019 the first day of fiscal 2020. We elected the package of practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. Consequently, on adoption, we recognized additional operating lease liabilities of $44.0 million and right-of-use (“ROU”) assets of $42.1 million. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components. We recognized a net after-tax cumulative effect adjustment to retained earnings of $0.6 million as of the date of adoption. See Note 7 for additional information on our leases.

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

The allowance for uncollectible receivables, which was not material to the consolidated financial statements as of September 30, 2019 or 2020, was based on our consideration of customer payment practices, past transaction history with customers, and economic conditions.  When an account becomes uncollectable, we expense it as a bad debt and we credit payments subsequently received to the bad debt expense account.  We review the allowance for uncollectible receivables when an event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

Accounts receivable, net consisted of the following as of September 30,

	2019	2020
	(Amounts in thousands)
Trade receivables, net	$29,750	$31,289
Amounts due from manufacturers	11,245	7,575
Other receivables	1,403	1,331
	$42,398	$40,195

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES:

Inventories, net, consisted of the following as of September 30,

	2019	2020
	(Amounts in thousands)
New boats, motors, and trailers	$413,335	$252,605
Used boats, motors, and trailers	56,363	36,686
Parts, accessories, and other	7,770	8,711
	$477,468	$298,002

6.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of September 30,

	2019	2020
	(Amounts in thousands)
Land	$56,549	$55,549
Buildings and improvements	112,892	115,394
Machinery and equipment	36,368	39,416
Furniture and fixtures	4,995	5,233
Vehicles	11,292	12,612
	222,096	228,204
Accumulated depreciation and amortization	(77,798)	(86,270)
	$144,298	$141,934

Depreciation and amortization expense on property and equipment totaled approximately $10.7 million, $11.6 million, and $12.8 million for the fiscal years ended September 30, 2018, 2019, and 2020, respectively.

7.  LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of September 30, 2020, the weighted-average remaining lease term for our leases was approximately 10 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our consolidated balance sheet. For the fiscal years ended September 30, 2018, 2019, and 2020, operating lease expenses recorded in selling, general, and administrative expenses were approximately $11.8 million, $12.8 million, and $13.9 million, of which approximately $0.4 million, $0.4 million, and $0.5 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components for all asset classes.

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

A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically by a fixed rate or changes in an index. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our right of use assets and

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2020, the weighted-average discount rate used was approximately 7.3%.

As of September 30, 2020, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2021	$9,433
2022	7,658
2023	6,654
2024	5,138
2025	3,590
Thereafter	27,768
Total lease payments	60,241
Less: interest	(19,914)
Present value of lease liabilities	$40,327

Under the previous lease accounting prior to the adoption of ASC 842, future minimum annual rental commitments for operating leases as of September 30, 2019 were as follows:

(Amounts in thousands)
2020	9,480
2021	8,148
2022	6,906
2023	6,329
2024	5,003
Thereafter	29,111
Total	$64,977

Supplemental cash flow information related to leases was as follows (amounts in thousands):

For the Year Ended
September 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,209
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,811

The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accrued expenses and other liabilities in the accompanying Consolidated Statements of Cash Flows.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In total, current and previous acquisitions have resulted in the recording of $64.1 million and $84.3 million in goodwill and other intangible assets as of September 30, 2019 and 2020, respectively. Our previous acquisitions and fiscal 2020 acquisitions have not resulted in recording any significant identifiable intangible assets besides goodwill. See Note 2 of the Notes to Consolidated Financial Statements for more information about our annual impairment tests of goodwill and recent acquisitions. Other long-term assets as of September 30, 2019 and 2020 of $7.1 million and $7.8 million, respectively, are primarily long-term deposits and other long-term investments.

9.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

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

The Credit Facility has certain financial covenants as specified in the agreement.  The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility.

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

As of September 30, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $144.4 million. As of September 30, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.6% and 4.2%, respectively.  As of September 30, 2020, our additional available borrowings under our Credit Facility were approximately $82.0 million based upon the outstanding borrowing base availability.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

As of September 30, 2020 we had approximately $7.4 million under a mortgage facility secured by one of our retail locations. The interest rate for amounts outstanding under the mortgage facility is prime minus 100 basis points with a floor of 2.00%. As of September 30, 2020, the interest rate on amounts outstanding was 2.25%. The mortgage facility requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027. Prepayment of the mortgage facility may be made in whole or in part at any time without premium or penalty. The current portion of long-term debt of approximately $507,000 was recorded in accrued expenses as of September 30, 2020.

10.  INCOME TAXES:

Earnings before income taxes consisted of the following components for the fiscal years ended September 30,

	2018	2019	2020
	(Amounts in thousands)
Earnings before income taxes
United States	$53,280	$46,986	$94,854
Other	—	1,967	2,586
Total	$53,280	$48,953	$97,440

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2018	2019	2020
	(Amounts in thousands)
Current provision:
Federal	$8,055	$7,933	$17,654
Foreign	—	516	654
State	195	135	1,365
Total current provision	$8,250	$8,584	$19,673
Deferred provision:
Federal	4,205	2,285	2,262
Foreign	—	—	—
State	1,513	2,099	871
Total deferred provision	5,718	4,384	3,133
Total income tax provision	$13,968	$12,968	$22,806

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2018	2019	2020
Federal tax provision	24.5%	21.0%	21.0%
State taxes, net of federal effect	4.1%	4.1%	3.1%
Stock based compensation	(2.0)%	—	(0.5)%
Valuation allowance	(0.3)%	(0.1)%	(0.2)%
Foreign rate differential	—	0.2%	0.1%
Effect of Federal Tax Reform	1.5%	—	—
Other	(1.6)%	1.3%	(0.1)%
Effective tax rate	26.2%	26.5%	23.4%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2019	2020
	(Amounts in thousands)
Deferred tax assets:
Inventories	$774	$808
Operating lease right-of-use assets	-	$9,926
Accrued expenses	492	640
Stock based compensation	2,388	2,170
Tax loss carryforwards	2,316	810
Other	562	268
Valuation allowance	(164)	-
Total long-term deferred tax assets	6,368	14,622
Deferred tax liabilities:
Depreciation and amortization	(7,510)	(9,095)
Operating lease liabilities	-	(10,036)
Total long-term deferred tax liabilities	$(7,510)	$(19,131)
Net deferred tax liabilities	$(1,142)	$(4,509)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of September 30, 2020, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

The Company included a $164,000 reversal of its outstanding valuation allowance due to the likelihood that the Company would use these deferred tax assets prior to the statute of limitations.  The valuation allowance related to net operating loss (NOL) carryforwards in jurisdictions where the Company has expanded operations.

As of September 30, 2017, we no longer had federal NOL carryforwards for federal income tax purposes. As of September 30, 2020, the Company has state NOL carryforwards of approximately $15.4 million for state income tax purposes, which resulted in a deferred tax asset of $0.8 million, and expire at various dates from 2029 through 2032.

Significant judgment is required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

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

11.  SHAREHOLDERS’ EQUITY:

In March 2020, our Board of Directors approved a new share repurchase plan allowing the Company to repurchase up to 10 million shares of our common stock through March 2022.  Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions.  Through September 30, 2020 we had purchased an aggregate of 6,267,021 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $103.6 million.  As of September 30, 2020, approximately 9.9 million shares remained available for future purchases under the share repurchase program.

12.  STOCK-BASED COMPENSATION:

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

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2018, 2019 and 2020 was approximately $7.7 million, $2.4 million, and $4.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued.

13. THE INCENTIVE STOCK PLANS:

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option activity from September 30, 2019 through September 30, 2020:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2019	715,590	484,031	$1,569	$12.42	3.7
Shares authorized	1,000,000	—	—	—
Options granted	—	—	—	—
Options cancelled/forfeited/expired	—	—	—	—
Options exercised	—	(287,702)	—	12.63
Restricted stock awards granted	(477,271)	—	—	—
Restricted stock awards forfeited	49,188	—	—	—
Additional shares of stock issued	(12,092)	—	—	—
Balance as of September 30, 2020	1,275,415	196,329	$2,636	$12.12	2.5
Exercisable as of September 30, 2020		196,239	$2,636	$12.12	2.5

The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2018 was $8.42. No options were granted during the fiscal years ended September 30, 2019 and September 30, 2020. The total intrinsic value of options exercised during the fiscal years ended September 30, 2018, 2019 and 2020 was approximately $6.3 million, $1.4 million, and $3.8 million, respectively. The total fair value of options vested during the fiscal year ended September 30, 2018, was approximately $1.3 million.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience.  Volatility is based on the historical volatility of our common stock.  The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Below are the weighted-average assumptions used for the fiscal year ended September 30, 2018. No options were granted for the fiscal years ended September 30, 2019 or September 30, 2020.

	2018	2019	2020
Dividend yield	0.0%	—	—
Risk-free interest rate	2.7%	—	—
Volatility	45.4%	—	—
Expected life	5.0 years	—	—

14.  EMPLOYEE STOCK PURCHASE PLAN:

During February 2019, our shareholders approved a proposal to amend our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) to increase the number of shares available under that plan by 500,000 shares.  The Stock Purchase Plan as amended provides for up to 1,500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service.  In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan.  The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year.  Each annual offering may be divided into two six-month offerings.  For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering.  The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period.  However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock.  The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2018	2019	2020
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	2.4%	0.8%
Volatility	49.9%	48.3%	69.7%
Expected life	Six months	Six months	Six months

As of September 30, 2020, we had issued 1,017,563 shares of common stock under our Stock Purchase Plan.

15.  RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, Directors, and Officers pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance based awards granted to Officers, and vesting period for time based awards.  Officer performance based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met.  We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718.  Accordingly, the fair value of the restricted stock awards, including performance based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2019 through September 30, 2020:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2019	779,627	$18.71
Changes during the period
Awards granted	477,271	$17.07
Awards vested	(305,079)	$17.78
Awards forfeited	(49,188)	$20.08
Non-vested balance as of September 30, 2020	902,631	$18.08

As of September 30, 2020, we had approximately $8.1 million of total unrecognized compensation cost related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

16.  NET INCOME PER SHARE:

The following is a reconciliation of the shares used in the denominator for calculating basic and diluted net income per share for the fiscal years ended September 30,

	2018	2019	2020
Weighted average common shares outstanding used in calculating basic income per share	22,269,378	22,294,114	21,547,665
Effect of dilutive options and non-vested restricted stock awards	761,284	587,033	577,673
Weighted average common and common equivalent shares used in calculating diluted income per share	23,030,662	22,881,147	22,125,338

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended September 30, 2018, 2019, and 2020 there were 1,288, 10,988, and 9,650 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

17.  COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. We believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal years ended September 30, 2018, 2019, and 2020, we incurred costs associated with store closings and lease terminations of approximately $0, $3.1 million, and $1.7 million, respectively. The store closing costs have been included in selling, general, and administrative expenses in the consolidated statements of operations during the fiscal years ended September 30, 2018, 2019, and 2020.

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

18.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age.  Under the Plan, we matched 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $1.9 million, $2.3 million, and $2.7 million for the fiscal years ended September 30, 2018, 2019 and 2020, respectively.

19.  SUBSEQUENT EVENTS:

On October 1, 2020, under the Equity Purchase Agreement, dated October 1, 2020, by and among (a) Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock and Robert Ross Tefft, Jr. (collectively the “Skippers Sellers”) and (b) Michael J. Pretasky, Jr., as the representative of the Skippers Sellers, the Company acquired all of the outstanding equity of Skipper Marine Corp., Skipper Marine of Madison, Inc., Skipper Marine of Fox Valley, Inc., Skipper Bud’s of Illinois, Inc., Skipper Marine of Chicago-Land, Inc., Skipper Marine of Michigan, Inc., and Skipper Marine of Ohio, LLC, (collectively, the “Skippers Companies”) for an aggregate purchase price of $55,000,000, subject to certain customary closing and post-closing adjustments including certain holdbacks. The Skippers Sellers have the opportunity to earn additional consideration as part of an earnout subject to the achievement of certain pre-tax earnings levels. The Skippers Sellers will be subject to certain customary post-closing covenants and indemnities.

Through the transaction, the Company added 20 locations in Wisconsin, Michigan, Illinois, Ohio, California, Washington and Florida, including 11 marina and storage facilities, expanding the Company’s marina portfolio, and adding to its overall geographic reach in the Great Lakes and the West Coast. The Company is retaining the management of the Skippers Companies.

On October 30, 2020, we and the Sea Ray and Boston Whaler Divisions of Brunswick Corporation (each separately “Builder”) each entered into a new Sales and Service Agreement relating to the Builder’s products effective September 1, 2021 and extending through August 31, 2024, under certain conditions, with automatic renewal for successive three-year extensions, unless the agreements are terminated earlier or either party gives the other written notice not less than 6 months prior to the end of the then current term of the agreement that the agreement will not renew at the end of such term. See our Form 8-K filed on November 5, 2020 for a further summary of the agreements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters.  The information has been derived from unaudited financial statements that we believe reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such quarterly financial information.

	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020

Revenue	$241,937	$303,586	$383,494	$308,136	$304,172	$308,475	$498,304	$398,762
Cost of sales	178,459	229,384	285,784	220,694	224,154	229,699	374,851	282,296
Gross profit	63,478	74,202	97,710	87,442	80,018	78,776	123,453	116,466
Selling, general and administrative expenses	54,492	63,976	68,968	74,864	64,386	69,060	74,838	83,714
Income from operations	8,986	10,226	28,742	12,578	15,632	9,716	48,615	32,752
Interest expense	2,516	3,033	2,936	3,094	3,344	3,013	2,133	785
Income before income income tax provision	6,470	7,193	25,806	9,484	12,288	6,703	46,482	31,967
Income tax provision	1,560	1,890	6,719	2,799	3,229	1,638	11,555	6,384
Net income	$4,910	$5,303	$19,087	$6,685	$9,059	$5,065	$34,927	$25,583
Net income per share:
Diluted	$0.21	$0.23	$0.84	$0.31	$0.41	$0.23	$1.58	$1.13
Weighted average number of shares:
Diluted	23,400,685	23,417,688	22,821,202	21,896,257	21,890,065	21,960,285	22,045,900	22,604,060