Form 10-Q
period 2020-12-31
MARINEMAX INC
filed 2021-02-02
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 28, 2021 was 22,135,775 .

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2019	2020
Revenue	$304,172	$411,524
Cost of sales	224,154	288,123
Gross profit	80,018	123,401

Selling, general, and administrative expenses	64,386	91,417
Income from operations	15,632	31,984

Interest expense	3,344	1,268
Income before income tax provision	12,288	30,716

Income tax provision	3,229	7,116
Net income	$9,059	$23,600

Basic net income per common share	$0.42	$1.07

Diluted net income per common share	$0.41	$1.04

Weighted average number of common shares used in computing net income per common share:

Basic	21,453,914	22,025,898
Diluted	21,890,065	22,745,125

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2019	2020
Net income	$9,059	$23,600

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	606	1,115
Interest rate swap contract	—	(195)
Total other comprehensive income, net of tax	606	920

Comprehensive income	$9,665	$24,520

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,493	$120,939
Accounts receivable, net	40,195	44,001
Inventories, net	298,002	378,863
Prepaid expenses and other current assets	9,637	14,583
Total current assets	503,327	558,386
Property and equipment, net of accumulated depreciation of $86,270 and $89,287	141,934	149,657
Operating lease right-of-use assets, net	37,991	105,633
Goodwill and other intangible assets, net	84,293	143,114
Other long-term assets	7,774	8,098
Total assets	$775,319	$964,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,343	$22,379
Contract liabilities (customer deposits)	31,821	55,389
Accrued expenses	52,123	67,457
Short-term borrowings	144,393	163,394
Current maturities on long-term debt	—	2,704
Current operating lease liabilities	6,854	9,861
Total current liabilities	272,534	321,184
Long-term debt, net of current maturities	7,343	50,124
Noncurrent operating lease liabilities	33,473	98,220
Deferred tax liabilities, net	4,509	5,911
Other long-term liabilities	2,063	6,867
Total liabilities	319,922	482,306
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2020 and December 31, 2020	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,130,312 and 28,393,710 shares issued and 21,863,291 and 22,126,689 shares outstanding as of September 30, 2020 and December 31, 2020, respectively	28	28
Additional paid-in capital	280,436	283,101
Accumulated other comprehensive income	829	1,749
Retained earnings	277,699	301,299
Treasury stock, at cost, 6,267,021 and 6,267,021 shares held as of September 30, 2020 and December 31, 2020, respectively	(103,595)	(103,595)
Total shareholders’ equity	455,397	482,582
Total liabilities and shareholders’ equity	$775,319	$964,888

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	23,600	—	23,600
Shares issued pursuant to employee stock purchase plan	83,572	—	740	—	—	—	740
Shares issued upon vesting of equity awards, net of minimum tax withholding	121,303	—	(871)	—	—	—	(871)
Shares issued upon exercise of stock options	56,746	—	783	—	—	—	783
Stock-based compensation	1,777	—	2,013	—	—	—	2,013
Other comprehensive income	—	—	—	920	—	—	920
BALANCE, December 31, 2020	$28,393,710	$28	$283,101	$1,749	$301,299	$(103,595)	$482,582

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Other comprehensive income				606			606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	$28	$271,622	$(63)	$212,124	$(102,964)	$380,747

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,059	$23,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,007	3,814
Deferred income tax provision	1,061	1,402
Loss on sale of property and equipment	24	98
Stock-based compensation expense	1,513	2,013
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	6,345	2,123
Inventories, net	(16,475)	(38,572)
Prepaid expenses and other assets	(1,687)	(1,956)
(Decrease) Increase in, net of effects of acquisitions —
Accounts payable	(15,559)	(16,520)
Contract liabilities (customer deposits)	(4,107)	16,134
Accrued expenses and other liabilities	(2,479)	(4,975)
Net cash used in operating activities	(19,298)	(12,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,398)	(7,045)
Cash used in acquisition of businesses, net of cash acquired	—	(48,261)
Proceeds from sale of property and equipment	—	129
Net cash used in investing activities	(4,398)	(55,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payment) borrowings on short-term borrowings	22,020	(11,492)
Proceeds from long-term debt	—	46,375
Payments for long-term debt	—	(377)
Payments for debt issuance costs	—	(910)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	616	1,523
Payments on tax withholdings for equity awards	(1,674)	(2,024)
Net cash provided by financing activities	20,962	33,095
Effect of exchange rate changes on cash	208	367
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,526)	(34,554)
CASH AND CASH EQUIVALENTS, beginning of period	38,511	155,493
CASH AND CASH EQUIVALENTS, end of period	$35,985	$120,939
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$4,093	$1,095
Income taxes	161	2,388
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	42,070	—
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	43,953	—
Contingent consideration liabilities from acquisitions	—	8,200

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of December 31, 2020, we operated through 77 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacation operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries.

We are the nation’s largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 33% of our revenue in fiscal 2020.  Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 15% and 16%, respectively, of our revenue in fiscal 2020. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick.  We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts.  These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products.  These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 9% of our revenue in fiscal 2020.  We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

In October 2020, we purchased all of the outstanding equity of Skipper Marine Corp., Skipper Marine of Madison, Inc., Skipper Marine of Fox Valley, Inc., Skipper Bud’s of Illinois, Inc., Skipper Marine of Chicago-Land, Inc., Skipper Marine of Michigan, Inc., and Skipper Marine of Ohio, LLC, (collectively, “SkipperBud’s”). This acquisition significantly increased our presence in the Great Lakes region and the West Coast of the United States. SkipperBud’s is one of the largest boat sales, brokerage, service and marina/storage groups in the United States.

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

From March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials as a result of the COVID-19 global pandemic. We are following guidelines to ensure we are safely operating as recommended. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

General economic conditions and consumer spending patterns can negatively impact our operating results.  Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida, in which we generated approximately 51%, 54% and 54% of our revenue during fiscal 2018, 2019, and 2020, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.  Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to continue to explore opportunities through this strategy.

2.	BASIS OF PRESENTATION:

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of December 31, 2020, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, short-term borrowings, long-term debt, and an interest rate swap contract. The carrying amounts of our financial instruments reported on the balance sheet as of December 31, 2020, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The interest rate swap contract is reported at fair value and is designated as a cash flow hedge with changes in fair value reported in other comprehensive income. The operating results for the three months ended December 31, 2020, are not necessarily indicative of the results that may be expected in future periods.

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

All references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 30 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair operations acquired as of December 31, 2020 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3.NEW ACCOUNTING PRONOUNCEMENTS:

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (ASC) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2018-05 effective October 1, 2020 the first day of fiscal 2020. The adoption of this standard had no impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2016-13 effective October 1, 2020 the first day of fiscal 2020. The adoption of this standard had no impact on our consolidated financial statements.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $3.6 million and $4.5 million as of December 31, 2019 and December 31, 2020, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31,

	Three Months Ended
	December 31,
	2019	2020
Goods and services transferred at a point in time	90.8%	90.5%
Goods and services transferred over time	9.2%	9.5%
Total Revenue	100.0%	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2020, the weighted-average remaining lease term for our leases was approximately 13 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the three months ended December 31, 2019 and December 31, 2020, operating lease expenses recorded in selling, general, and administrative expenses were approximately $3.3 million and $5.8 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

A majority of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically by a fixed rate or changes in an index. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our right of use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2020, the weighted-average discount rate used was approximately 5.7%.

As of December 31, 2020, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2021	$15,640
2022	13,876
2023	12,625
2024	10,754
2025	9,595
Thereafter	93,919
Total lease payments	156,409
Less: interest	(48,328)
Present value of lease liabilities	$108,081

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Three Months Ended
	December 31,
	2019	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,588	$4,296
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$560	$70,275

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and December 31, 2020, our valuation allowance for new and used boat, motor, and trailer inventories was $2.4 million and $2.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2020.

8.	GOODWILL:

We account for acquisitions in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”).  For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In October 2020, we purchased all of the outstanding equity of SkipperBud’s for an aggregate purchase price of $55,000,000, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of SkipperBud’s (“Skippers Sellers”), have the opportunity to earn additional consideration as part of an earnout subject to the achievement of certain pre-tax earnings levels. The maximum amount of consideration that can be paid under the earnout is approximately $9.3 million. The fair value of $8.2 million of the contingent consideration arrangement was estimated by a third party valuation expert by applying an income valuation approach. The earnout was estimated based on forecasted pre-tax earnings as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The Skippers Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of SkipperBud’s enhances our sales, brokerage, service and marina/storage presence in the Great Lakes region and West Coast of the Unites States.

The following table summarizes the consideration paid for SkipperBud’s and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $30,615	$50,261
Contingent consideration arrangement	8,200
Fair value of total consideration transferred	$58,461

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets, net of cash acquired of $30,615	$50,688
Property and equipment	4,859
Intangible assets	1,978
Current liabilities	(55,427)
Total identifiable net assets acquired:	2,098
Goodwill	$56,363
Total	$58,461

The fair value of current assets acquired includes accounts receivable and inventory of approximately $5.4 million and $42.3 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $30.5 million, accrued expenses of approximately $14.6 million, and customer deposits of approximately $7.5 million. We recorded approximately $56.4 million in goodwill and approximately $2.0 million of other identifiable intangibles (trade name and customer relationships) in connection with the SkipperBud’s acquisition, however, purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor. The goodwill represents our enhanced geographic reach and brand infrastructure in the Great Lakes region and West Coast of the Unites States. The majority of the goodwill is expected to be deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 3.3 years. For the three months ended December 31, 2020, SkipperBud’s revenue was approximately $40.4 million and income before taxes was approximately $1.9 million. SkipperBud’s financial information for the three months ended December 31, 2019 was not practical to obtain for comparative purposes and as such is not presented because SkipperBud’s historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone.

In total, current and previous acquisitions have resulted in the recording of $84.3 million and $143.1 million in goodwill and other intangible assets as of September 30, 2020 and December 31, 2020, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the third fiscal quarter.  If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of December 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment.

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

During the three months ended December 31, 2019 and 2020 we recognized an income tax provision of $3.2 million and $7.1 million, respectively. The effective income tax rate for the three months ended December 31, 2019 and 2020 was 26.3% and 23.2%, respectively.

10.SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

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

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility.

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

As of December 31, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $163.4 million. As of December 31, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.6% and 4.2%, respectively. As of December 31, 2020, our additional available borrowings under our Credit Facility were approximately $133.4 million based upon the outstanding borrowing base availability.

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

Long-term Debt

( amounts in thousands)	December 31, 2020
Mortgage facility payable to Flagship Bank bearing interest at 2.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$7,272
Mortgage facility payable to Seacoast National Bank bearing interest at 3.0% (greater of 3% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.6% ( prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.2%.	28,540
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.0% (base minus 25 basis points with a floor of 3%). Facility matures in September 2027. Current available borrowings under the facility were approximately $26.4 million at December 31, 2020.	—
53,487
Less current portion	(2,704)
Less unamortized portion of debt issuance costs	(659)
$50,124

11.	STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 12) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) (Note 13). We measure compensation for restricted stock awards and restricted stock units (Note 14) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended December 31, 2019 and 2020, we recognized stock-based compensation expense of approximately $1.5 million and $2.0 million, respectively,  in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2019 and 2020, was approximately $0.6 million and $1.5 million, respectively.  We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.	THE INCENTIVE STOCK PLANS:

During February 2020, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 3,200,456 share threshold by 1,000,000 shares to 4,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. Subsequent to the February 2020 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 4,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan was to  terminate in January 2021 but has since been extended to February 2030, and awards may be granted at any time during the life of the

2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2020 through December 31, 2020:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2020	1,275,415	196,329	$2,636	$12.12	2.5
Options granted	-	-	-	-
Options cancelled/forfeited/expired	10,000	(10,000)	-	-
Options exercised	-	(56,746)	-
Restricted stock awards issued	(336,091)	-	-	-
Restricted stock awards forfeited	3,000	-	-	-
Additional shares of stock issued	(1,777)	-	-	-
Balance as of December 31, 2020	950,547	129,583	$3,116	$11.71	2.5
Exercisable as of December 31, 2020		129,583	$3,116	$11.71	2.5

No options were granted for the three months ended December 31, 2019 and 2020. The total intrinsic value of options exercised during the three months ended December 31, 2019 and 2020, was $0.1 million and $1.1 million, respectively.

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

During February 2019, our shareholders approved a proposal to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2019	2020
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.8%	0.1%
Volatility	52.4%	70.2%
Expected life	Six Months	Six Months

As of December 31, 2020, we had issued 1,101,135 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2020 through December 31, 2020:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2020	902,631	$18.08
Changes during the period
Awards granted	336,091	$30.04
Awards vested	(152,625)	$17.01
Awards forfeited	(3,000)	$17.39
Non-vested balance as of December 31, 2020	1,083,097

As of December 31, 2020, we had approximately $16.3 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.6 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2019	2020
Weighted average common shares outstanding used in calculating basic income per share	21,453,914	22,025,898
Effect of dilutive options and non-vested restricted stock awards	436,151	719,227
Weighted average common and common equivalent shares used in calculating diluted income per share	21,890,065	22,745,125

For the three months ended December 31, 2019 and 2020, there were 32,366 and 30,807 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2020, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future.  These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments would have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain, managing growth effectively.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak is widespread throughout the United States (including Florida in which we generated approximately 54% and 54% of our revenue during fiscal 2019 and 2020), and in other countries in which we operate. As a result, from March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials. While as of today, virtually all of our stores are fully or partially operational, the effects of COVID-19 (including the related international, federal, state, and local governmental actions and regulations) remain unpredictable. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services.

We are the largest recreational boat and yacht retailer in the United States with fiscal 2020 revenue above $1.5 billion.  Through our current 77 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries. In July 2020, we acquired Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries. In October 2020, we purchased all of the outstanding equity of SkipperBud’s. SkipperBud’s is one of the largest boat sales, brokerage, service and marina/storage groups in the United States.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have acquired 30 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair facilities. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed two acquisitions in the fiscal year ended September 30, 2019, two acquisitions in fiscal 2020, and one acquisition to date in fiscal 2021.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54% and 54% of our revenue during fiscal 2019 and 2020, respectively, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Although past economic conditions have adversely affected our operating results, we believe during and after such conditions we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains.  Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers.  We believe the steps we have taken to address weak market conditions in the past have yielded, and we believe will yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect our core strengths and retailing strategies including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of December 31, 2020, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $3.6 million and $4.5 million as of December 31, 2019 and December 31, 2020, respectively.

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

Inventories

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value. We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value valuation allowance. Our lower of cost or net realizable value valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our lower of cost or net realizable value valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and December 31, 2020, our lower of cost or net realizable value valuation allowance for new and used boat, motor, and trailer inventories was $2.4 million and $2.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the lower of cost of net realizable value valuation allowance could increase.

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (“ASC 350”), which provides that the excess of cost over net assets of businesses acquired is recorded as goodwill. In October 2020, we purchased all of the outstanding equity of SkipperBud’s. In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone. In July 2019, we purchased Fraser Yachts Group, a leading superyacht brokerage and largest luxury yacht services company. In total, current and previous acquisitions have resulted in the recording of $84.3 million and $143.1 million in goodwill and other intangible assets as of September 30, 2020 and December 31, 2020, respectively. In accordance with ASC 350, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of goodwill exceeds its fair value we would recognize an impairment loss in accordance with ASC 350. As of December 31, 2020, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment test.  The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors.  We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Impairment of Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group).  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2020. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

Stock-Based Compensation

We account for our stock-based compensation plans following the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted and shares purchased under our Employee Stock Purchase Plan.  We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock.  We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.  Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards.  These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our stock-based compensation which would result in a material effect on our operating results.

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

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets.  ASC 740 provides for four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income.  As of December 31, 2020, we have (i) no available taxable income in prior carryback years; (ii) limited reversals of existing deferred tax liabilities and (iii) prudent and feasible tax planning strategies.  Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020.

Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended December 31, 2020, or to its net deferred tax assets as of December 31, 2020.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2020, with the three months ended December 31, 2019 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Revenue.  Revenue increased $107.3 million, or 35.3%, to $411.5 million for the three months ended December 31, 2020, from $304.2 million for three months ended December 31, 2019. The increase was due to a net increase of $61.5 million or 20.2% in comparable-store sales and an increase of $45.8 million from stores opened, stores closed, and acquisitions that are not eligible for inclusion in the comparable-store base for the full period. The increase in our comparable-store sales was primarily due to demand driven increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit.  Gross profit increased $43.4 million, or 54.2%, to $123.4 million for the three months ended December 31, 2020, from $80.0 million for the three months ended December 31, 2019. Gross profit as a percentage of revenue increased to 30.0% for the three months ended December 31, 2020 from 26.3% for the three months ended December 31, 2019. The increase in gross profit as a percentage of revenue was primarily the result of demand driven increased new and used boat margins and increases in our higher margin businesses, including the additional sales of Northrop & Johnson (which typically carry higher margins), as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $27.0 million, or 42.0%, to $91.4 million for the three months ended December 31, 2020, from $64.4 million for the three months ended December 31, 2019. The increase in selling, general, and administrative expenses was driven by the increases in revenue from increases in comparable-store sales and acquisitions.

Interest Expense. Interest expense decreased $2.0 million, or 60.6%, to $1.3 million for the three months ended December 31, 2020, from $3.3 million for the three months ended December 31, 2019. Interest expense as a percentage of revenue decreased to 0.3% for the three months ended December 31, 2020 from 1.1% for the three months ended December 31, 2019. The decrease in interest expense was primarily the result of decreased interest rates and decreased borrowings.

Income Taxes. Income tax expense increased $3.9 million, or 120.8%, to $7.1 million for the three months ended December 31, 2020, from $3.2 million for the three months ended December 31, 2019. Our effective income tax rate decreased to 23.2% for the three months ended December 31, 2020, from 26.3% for three months ended December 31, 2019. The decrease in the effective income tax rate was primarily attributed to excess equity compensation for tax purposes.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions.  Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances.  However, we cannot predict the return of, or length of, favorable economic or financial conditions.  We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs.  We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2020 and 2019, cash used in operating activities was approximately $12.8 million and $19.3 million, respectively.  For the three months ended December 31, 2020, cash used in operating activities was primarily related to increases in inventory and prepaid expenses and other assets, decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable, increases in customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the three months ended December 31, 2019, cash used in operating activities was primarily related to increases in inventory and prepaid expenses and other assets, decreases in accounts payable, accrued expenses, and customer deposits, partially offset by decreases in accounts receivable and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the three months ended December 31, 2020 and 2019, cash used in investing activities was approximately $55.2 million and $4.4 million, respectively. For the three months ended December 31, 2020, cash used in investing activities was primarily used for acquisitions and to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2020 and 2019, cash provided by financing activities was $33.1 million and $21.0 million, respectively.  For the three months ended December 31, 2020, cash provided by financing activities was primarily attributable to proceeds from long-term debt and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by net payments on short-term borrowings, payments on tax withholdings for equity awards, and payments for long-term debt and debt issuance costs. For the three months ended December 31, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by payments on tax withholdings for equity awards.

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

As of December 31, 2020, our indebtedness associated with financing our inventory and working capital needs totaled approximately $163.4 million.  As of December 31, 2019 and 2020, the interest rate on the outstanding short-term borrowings was approximately 5.6% and 4.2%, respectively.  As of December 31, 2020, our additional available borrowings under our Credit Facility were approximately $133.4 million based upon the outstanding borrowing base availability.

As of December 31, 2020 we had approximately $50.1 million in long-term debt, net of current maturities as a result of our mortgage facilities. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the unaudited condensed consolidated financial statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us, the COVID-19 pandemic’s impact on consumer demand is uncertain, however, we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2020, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $1.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of December 31, 2020 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group and Northrop & Johnson have transactions and balances denominated in currencies other than the U.S. dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 2% of our total revenues in fiscal 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2020 we acquired SkipperBud’s. As we proceed with integration, the expectation is we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of December 31, 2020, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	-	-	-	9,919,764
November 1, 2020 - November 30, 2020	27,822	$31.30	-	9,919,764
December 1, 2020 - December 31, 2020	-	-	-	9,919,764
Total	27,822	$31.30	-	9,919,764

(1)	Under the terms of the program, the Company is authorized to purchase up to 10 million shares of its common stock through March 2022.
(2)

27,822 shares reported in November 2020 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (2)

10.2	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (2)

10.3

Equity Purchase Agreement dated October 1, 2020, by and among Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock, and Robert Ross Tefft, Jr., Michael J. Pretasky, Jr., and MarineMax, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)	Incorporated by reference to Registrant’s Form 10-K as filed December 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

February 2, 2021	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)