Form 10-Q
period 2021-03-31
MARINEMAX INC
filed 2021-04-27
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on April 23, 2021 was 22,154,420 .

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Revenue	$308,475	$523,095	$612,647	$934,618
Cost of sales	229,699	366,289	453,853	654,411
Gross profit	78,776	156,806	158,794	280,207

Selling, general, and administrative expenses	69,060	103,936	133,446	195,354
Income from operations	9,716	52,870	25,348	84,853

Interest expense	3,013	1,092	6,357	2,360
Income before income tax provision	6,703	51,778	18,991	82,493

Income tax provision	1,638	12,843	4,867	19,958
Net income	$5,065	$38,935	$14,124	$62,535

Basic net income per common share	$0.24	$1.76	$0.66	$2.83

Diluted net income per common share	$0.23	$1.69	$0.64	$2.73

Weighted average number of common shares used in computing net income per common share:

Basic	21,520,215	22,143,043	21,486,995	22,083,827
Diluted	21,960,285	22,986,061	21,925,105	22,864,950

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Net income	$5,065	$38,935	$14,124	$62,535

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(450)	(1,032)	156	83
Interest rate swap contract	—	388	—	193
Total other comprehensive income, net of tax	(450)	(644)	156	276

Comprehensive income	$4,615	$38,291	$14,280	$62,811

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2020	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,493	$142,888
Accounts receivable, net	40,195	54,489
Inventories, net	298,002	302,979
Prepaid expenses and other current assets	9,637	14,698
Total current assets	503,327	515,054
Property and equipment, net of accumulated depreciation of $86,270 and $92,352	141,934	151,254
Operating lease right-of-use assets, net	37,991	106,348
Goodwill and other intangible assets, net	84,293	142,152
Other long-term assets	7,774	10,318
Total assets	$775,319	$925,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,343	$23,280
Contract liabilities (customer deposits)	31,821	83,357
Accrued expenses	52,123	84,536
Short-term borrowings	144,393	35,762
Current maturities on long-term debt	—	2,802
Current operating lease liabilities	6,854	10,439
Total current liabilities	272,534	240,176
Long-term debt, net of current maturities	7,343	49,440
Noncurrent operating lease liabilities	33,473	98,276
Deferred tax liabilities, net	4,509	6,501
Other long-term liabilities	2,063	7,429
Total liabilities	319,922	401,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2020 and March 31, 2021	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,130,312 and 28,420,539 shares issued and 21,863,291 and 22,153,518 shares outstanding as of September 30, 2020 and March 31, 2021, respectively	28	28
Additional paid-in capital	280,436	285,532
Accumulated other comprehensive income	829	1,105
Retained earnings	277,699	340,234
Treasury stock, at cost, 6,267,021 and 6,267,021 shares held as of September 30, 2020 and March 31, 2021, respectively	(103,595)	(103,595)
Total shareholders’ equity	455,397	523,304
Total liabilities and shareholders’ equity	$775,319	$925,126

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	23,600	—	23,600
Shares issued pursuant to employee stock purchase plan	83,572	—	740	—	—	—	740
Shares issued upon vesting of equity awards, net of minimum tax withholding	121,303	—	(871)	—	—	—	(871)
Shares issued upon exercise of stock options	56,746	—	783	—	—	—	783
Stock-based compensation	1,777	—	2,013	—	—	—	2,013
Other comprehensive income	—	—	—	920	—	—	920
BALANCE, December 31, 2020	28,393,710	28	283,101	1,749	301,299	(103,595)	482,582
Net income	—	—	—	—	38,935	—	38,935
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,899	—	(154)	—	—	—	(154)
Shares issued upon exercise of stock options	15,333	—	186	—	—	—	186
Stock-based compensation	1,597	—	2,399	—	—	—	2,399
Other comprehensive income	—	—	—	(644)	—	—	(644)
BALANCE, March 31, 2021	28,420,539	$28	$285,532	$1,105	$340,234	$(103,595)	$523,304

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Other comprehensive income				606			606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	28	271,622	(63)	212,124	(102,964)	380,747
Net income	—	—	—	—	5,065	—	5,065
Purchase of treasury stock	—	—	—	—	—	(472)	(472)
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—	-
Shares issued upon exercise of stock options	28,167	—	414	—	—	—	414
Stock-based compensation	2,732	—	1,773	—	—	—	1,773
Foreign currency translation adjustments, net of tax	—	—	—	(450)	—	—	(450)
BALANCE, March 31, 2020	27,717,663	$28	$273,809	$(513)	$217,189	$(103,436)	$387,077

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, Unaudited)

	Six Months Ended March 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,124	$62,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,150	7,481
Deferred income tax provision	1,469	1,992
(Loss) gain on sale of property and equipment	(824)	64
Proceeds from insurance settlements	703	941
Stock-based compensation expense	3,286	4,412
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	5,898	(10,079)
Inventories, net	(29,419)	37,312
Prepaid expenses and other assets	(41)	(1,848)
(Decrease) Increase in, net of effects of acquisitions —
Accounts payable	(18,427)	(15,563)
Contract liabilities (customer deposits)	2,489	44,003
Accrued expenses and other liabilities	(4,016)	15,390
Net cash (used in) provided by operating activities	(18,608)	146,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,135)	(12,127)
Cash used in acquisition of businesses, net of cash acquired	(1,400)	(50,261)
Purchases of investments	—	(2,250)
Proceeds from insurance settlements	—	213
Proceeds from sale of property and equipment	2,410	165
Net cash used in investing activities	(5,125)	(64,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payment) borrowings on short-term borrowings	50,833	(139,125)
Proceeds from long-term debt	—	46,375
Payments for long-term debt	—	(965)
Payments for debt issuance costs	—	(910)
Contingent acquisition consideration payments	(148)	—
Purchase of treasury stock	(472)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,030	1,709
Payments on tax withholdings for equity awards	(1,674)	(2,178)
Net cash provided by (used in) financing activities	49,569	(95,094)
Effect of exchange rate changes on cash	59	109
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,895	(12,605)
CASH AND CASH EQUIVALENTS, beginning of period	38,511	155,493
CASH AND CASH EQUIVALENTS, end of period	$64,406	$142,888
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$8,173	$2,083
Income taxes	3,815	17,328
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	42,070	—
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	43,953	—
Contingent consideration liabilities from acquisitions	—	8,200

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of March 31, 2021, we operated through 77 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacation operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of March 31, 2021, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, short-term borrowings, long-term debt, and an interest rate swap contract. The carrying amounts of our financial instruments reported on the balance sheet as of March 31, 2021, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The interest rate swap contract is reported at fair value and is designated as a cash flow hedge with changes in fair value reported in other comprehensive income. The operating results for the six months ended March 31, 2021, are not necessarily indicative of the results that may be expected in future periods.

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

All references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 30 recreational boat dealers, four boat brokerage operations, and two full-service yacht repair operations acquired as of March 31, 2021 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3.NEW ACCOUNTING PRONOUNCEMENTS:

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (ASC) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2018-05 effective October 1, 2020 the first day of fiscal 2021. The adoption of this standard had no impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2016-13 effective October 1, 2020 the first day of fiscal 2021. The adoption of this standard had no impact on our consolidated financial statements.

4.	REVENUE RECOGNITION:

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer. The transaction price is determined with the customer at the time of sale. Customers may trade in boats to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal market data and applied as payment to the contract price for the purchased boat. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits of, the boat, motor, or trailer at such time. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance or delivery to the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of March 31, 2021, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $3.6 million and $5.9 million as of March 31, 2020 and March 31, 2021, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31,

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Goods and services transferred at a point in time	92.1%	93.1%	91.5%	92.0%
Goods and services transferred over time	7.9%	6.9%	8.5%	8.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2021, the weighted-average remaining lease term for our leases was approximately 13 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the three months ended March 31, 2020 and March 31, 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $3.5 million and $6.4 million, respectively. For the six months ended March 31, 2020 and March 31, 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $6.7 million and $12.3 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2021, the weighted-average discount rate used was approximately 5.7%.

As of March 31, 2021, maturities of lease liabilities are summarized as follows:

(Amounts in thousands)
2021	$16,214
2022	14,511
2023	13,174
2024	10,750
2025	9,693
Thereafter	92,384
Total lease payments	156,726
Less: interest	(48,011)
Present value of lease liabilities	$108,715

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Six Months Ended
	March 31,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,152	$8,670
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$817	$70,714

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and March 31, 2021, our valuation allowance for new and used boat, motor, and trailer inventories was $2.4 million and $1.3 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2021.

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

The fair value of current assets acquired includes accounts receivable and inventory of approximately $5.4 million and $42.3 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $30.5 million, accrued expenses of approximately $14.6 million, and customer deposits of approximately $7.5 million. We recorded approximately $56.4 million in goodwill and approximately $2.0 million of other identifiable intangibles (trade name and customer relationships) in connection with the SkipperBud’s acquisition. The goodwill represents our enhanced geographic reach and brand infrastructure in the Great Lakes region and West Coast of the Unites States. The majority of the goodwill is expected to be deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 3.3 years. For the six months ended March 31, 2021, SkipperBud’s revenue was approximately $108.4 million and estimated income before taxes was approximately $7.9 million. SkipperBud’s financial information for the six months ended March 31, 2020 was not practical to obtain for comparative purposes and as such is not presented because SkipperBud’s historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone.

In total, current and previous acquisitions have resulted in the recording of $84.3 million and $142.2 million in goodwill and other intangible assets as of September 30, 2020 and March 31, 2021, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the third fiscal quarter.  If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of March 31, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment.

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

During the three months ended March 31, 2020 and 2021, we recognized an income tax provision of $1.6 million and $12.8 million, respectively. During the six months ended March 31, 2020 and 2021, we recognized an income tax provision of $4.9 million and $20.0 million, respectively. The effective income tax rate for the three months ended March 31, 2020 and 2021 was 24.4% and 24.8%, respectively. The effective income tax rate for the six months ended March 31, 2020 and 2021 was 25.6% and 24.2%, respectively

10.SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

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

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility.

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

As of March 31, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $35.8 million. As of March 31, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 5.0% and 4.2%, respectively. As of March 31, 2021, our additional available borrowings under our Credit Facility were approximately $181 million based upon the outstanding borrowing base availability.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

( amounts in thousands)	March 31, 2021
Mortgage facility payable to Flagship Bank bearing interest at 2.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$7,148
Mortgage facility payable to Seacoast National Bank bearing interest at 3.0% (greater of 3% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.6% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.2%.	28,062
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.0% (base minus 25 basis points with a floor of 3%). Facility matures in September 2027. Current available borrowings under the facility were approximately $26.4 million at December 31, 2020.	—
52,885
Less current portion	(2,802)
Less unamortized portion of debt issuance costs	(643)
$49,440

11.	STOCK-BASED COMPENSATION:

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

During the three months ended March 31, 2020 and 2021, we recognized stock-based compensation expense of approximately $1.8 million and $2.4 million, respectively, and for the six months ended March 31, 2020 and 2021, we recognized stock-based compensation expense of approximately $3.3 million and $4.4 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended March 31, 2020 and 2021, was approximately $0.4 million and $0.1 million, respectively and for the six months ended March 31, 2020 and 2021 was approximately $1.0 million and $1.7 million, respectively.   We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.	THE INCENTIVE STOCK PLANS:

During February 2020, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 3,200,456 share threshold by 1,000,000 shares to 4,200,456 shares.  During January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. Subsequent to the February 2020 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 4,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in February 2030, and awards may be granted at any time during the life of the 2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2020 through March 31, 2021:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2020	1,275,415	196,329	$2,636	$12.12	2.5
Options granted	-	-	-	-
Options cancelled/forfeited/expired	10,000	(10,000)	-	-
Options exercised	-	(71,079)	-	-
Restricted stock awards issued	(336,591)	-	-	-
Restricted stock awards forfeited	5,975	-	-	-
Additional shares of stock issued	(3,374)	-	-	-
Balance as of March 31, 2021	951,425	115,250	$4,531	$11.66	2.2
Exercisable as of March 31, 2021		115,250	$4,531	$11.66	2.2

No options were granted for the six months ended March 31, 2020 and 2021. The total intrinsic value of options exercised during the six months ended March 31, 2020 and 2021, was $0.2 million and $1.6 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	0.1%	1.8%	0.1%
Volatility	52.4%	70.2%	52.4%	70.2%
Expected life	Six Months	Six Months	Six Months	Six Months

As of March 31, 2021, we had issued 1,101,135 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2020 through March 31, 2021:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2020	902,631	$18.08
Changes during the period
Awards granted	336,591	$30.07
Awards vested	(165,825)	$17.26
Awards forfeited	(5,975)	$19.79
Non-vested balance as of March 31, 2021	1,067,422

As of March 31, 2021, we had approximately $14.1 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.4 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Weighted average common shares outstanding used in calculating basic income per share	21,520,215	22,143,043	21,486,995	22,083,827
Effect of dilutive options and non-vested restricted stock awards	440,070	843,018	438,110	781,123
Weighted average common and common equivalent shares used in calculating diluted income per share	21,960,285	22,986,061	21,925,105	22,864,950

For the three months ended March 31, 2020 and 2021, there were 21,333 and no weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2020 and 2021, there were 21,333 and 104 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2021, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak is widespread throughout the United States (including Florida in which we generated approximately 54% of our revenue during both fiscal 2019 and 2020), and in other countries in which we operate. As a result, from March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials. Currently, virtually all of our stores are fully operational, the effects of COVID-19 (including the related international, federal, state, and local governmental actions and regulations) remain unpredictable. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business.  Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54% of our revenue during both fiscal 2019 and 2020, can have a major impact on our operations.  Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Application of Critical Accounting Policies

See Part II, Item 7, "Application of Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2021, with the three and six months ended March 31, 2020 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue.  Revenue increased $214.6 million, or 69.6%, to $523.1 million for the three months ended March 31, 2021, from $308.5 million for three months ended March 31, 2020. The increase was due to a net increase of $140.3 million or 45.5% in comparable-store sales and an increase of $74.3 million from stores opened, stores closed, and acquisitions that are not eligible for inclusion in the comparable-store base for the full period. The increase in our comparable-store sales was primarily due to demand driven increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit.  Gross profit increased $78.0 million, or 99.0%, to $156.8 million for the three months ended March 31, 2021, from $78.8 million for the three months ended March 31, 2020. Gross profit as a percentage of revenue increased to 30.0% for the three months ended March 31, 2021 from 25.5% for the three months ended March 31, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven increased new and used boat margins and increases in our higher margin businesses, including the additional sales of Northrop & Johnson (which typically carry higher margins), as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $34.8 million, or 50.4%, to $103.9 million for the three months ended March 31, 2021, from $69.1 million for the three months ended March 31, 2020. Selling, general, and administrative expenses as a percentage of revenue decreased to 19.9% for the three months ended March 31, 2021 from 22.4% for the three months ended March 31, 2020. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily driven by increased revenue combined with increased efficiencies and operating leverage in the business. The increase in selling, general, and administrative expenses was driven by the increases in revenue from increases in comparable-store sales and acquisitions.

Interest Expense. Interest expense decreased $1.9 million, or 63.3%, to $1.1 million for the three months ended March 31, 2021, from $3.0 million for the three months ended March 31, 2020. Interest expense as a percentage of revenue decreased to 0.2% for the three months ended March 31, 2021 from 1.0% for the three months ended March 31, 2020. The decrease in interest expense was primarily the result of decreased interest rates and decreased borrowings.

Income Taxes. Income tax expense increased $11.2 million, or 700.0%, to $12.8 million for the three months ended March 31, 2021, from $1.6 million for the three months ended March 31, 2020. Our effective income tax rate increased to 24.8% for the three months ended March 31, 2021, from 24.4% for three months ended March 31, 2020. The increase in the effective income tax rate was primarily attributed to minor changes in the allocation of pre-tax income between taxing jurisdictions.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

Revenue.  Revenue increased $322.0 million, or 52.6%, to $934.6 million for the six months ended March 31, 2021, from $612.6 million for the six months ended March 31, 2020. The increase was due to a net increase of $201.8 million or 32.9% in comparable-store sales and an increase of $120.2 million from stores opened, stores closed, and acquisitions that are not eligible for inclusion in the comparable-store base for the full period. The increase in our comparable-store sales was primarily due to demand driven increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit.  Gross profit increased $121.4 million, or 76.4%, to $280.2 million for the six months ended March 31, 2021, from $158.8 million for the six months ended March 31, 2020. Gross profit as a percentage of revenue increased to 30.0% for the six months ended March 31, 2021 from 25.9% for the six months ended March 31, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven increased new and used boat margins and increases in our higher margin businesses, including the additional sales of Northrop & Johnson (which typically carry higher margins), as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $62.0 million, or 46.5%, to $195.4 million for the six months ended March 31, 2021, from $133.4 million for the six months ended March 31, 2020. Selling, general, and administrative expenses as a percentage of revenue decreased to 20.9% for the six months ended March 31, 2021 from 21.8% for the six months ended March 31, 2020. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily driven by increased revenue combined with increased efficiencies and operating leverage in the business. The increase in selling, general, and administrative expenses was driven by the increases in revenue from increases in comparable-store sales and acquisitions.

Interest Expense. Interest expense decreased $4.0 million, or 62.5%, to $2.4 million for the six months ended March 31, 2021, from $6.4 million for the six months ended March 31, 2020. Interest expense as a percentage of revenue decreased to 0.3% for the six months ended March 31, 2021 from 1.0% for the six months ended March 31, 2020. The decrease in interest expense was primarily the result of decreased interest rates and decreased borrowings.

Income Taxes. Income tax expense increased $15.1 million, or 308.2%, to $20.0 million for the six months ended March 31, 2021, from $4.9 million for the six months ended March 31, 2020. Our effective income tax rate decreased to 24.2% for the six months ended March 31, 2021, from 25.6% for the six months ended March 31, 2020. The decrease in the effective income tax rate was primarily attributed to excess equity compensation for tax purposes.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2021, cash provided by operating activities was approximately $146.6 million. For the six months ended March 31, 2020, cash used in operating activities was approximately $18.6 million.  For the six months ended March 31, 2021, cash provided by operating activities was primarily related to decreases in inventory (excluding acquisitions), increases in contract liabilities, increases in accrued expenses and other liabilities, partially offset by increases in accounts receivable, increases in prepaid expenses and other assets and decreases in accounts payable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the six months ended March 31, 2020, cash used in operating activities was primarily related to increases in inventory, decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable, increases in customer deposits, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the six months ended March 31, 2021 and 2020, cash used in investing activities was approximately $64.3 million and $5.1 million, respectively. For the six months ended March 31, 2021, cash used in investing activities was primarily used for acquisitions, investments, and to purchase property and equipment associated with improving existing retail facilities. For the six months ended March 31, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and acquisitions, partially offset by proceeds received from the sale of property and equipment.

For the six months ended March 31, 2021, cash used in financing activities was approximately $95.1 million. For the six months ended March 31, 2020, cash provided by financing activities was approximately $49.6 million. For the six months ended March 31, 2021, cash used in financing activities was primarily attributable to net payments on short-term borrowings, payments on tax withholdings for equity awards, and payments for long-term debt and debt issuance costs, partially offset by proceeds from long-term debt and proceeds from the issuance of common stock from our stock based compensation plans. For the six months ended March 31, 2020, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock based compensation plans, partially offset by payments on tax withholdings for equity awards and by the repurchase of common stock under the share repurchase program.

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

As of March 31, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $35.8 million.  As of March 31, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 5.0% and 4.2%, respectively.  As of March 31, 2021, our additional available borrowings under our Credit Facility were approximately $181 million based upon the outstanding borrowing base availability.

As of March 31, 2021 we had approximately $49.4 million in long-term debt, net of current maturities as a result of our mortgage facilities. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2021, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $0.4 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of March 31, 2021 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2020 we acquired SkipperBud’s. As we proceed with integration, the expectation is we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of March 31, 2021, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	Key Executive Retention Agreement, by and between MarineMax, Inc. and Anthony Cassella, dated February 25, 2021.

10.2	Key Executive Retention Agreement, by and between MarineMax, Inc. and Charles Cashman, dated February 25, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

April 27, 2021	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)