Form 10-Q
period 2021-06-30
MARINEMAX INC
filed 2021-07-27
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on July 23, 2021 was 21,745,395 .

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Revenue	$498,304	$666,328	$1,110,951	$1,600,947
Cost of sales	374,851	461,654	828,704	1,116,066
Gross profit	123,453	204,674	282,247	484,881

Selling, general, and administrative expenses	74,838	123,766	208,284	319,120
Income from operations	48,615	80,908	73,963	165,761

Interest expense	2,133	639	8,490	2,999
Income before income tax provision	46,482	80,269	65,473	162,762

Income tax provision	11,555	20,651	16,422	40,609
Net income	$34,927	$59,618	$49,051	$122,153

Basic net income per common share	$1.62	$2.69	$2.28	$5.53

Diluted net income per common share	$1.58	$2.59	$2.23	$5.33

Weighted average number of common shares used in computing net income per common share:

Basic	21,499,408	22,132,915	21,491,117	22,100,190
Diluted	22,045,900	23,037,679	21,965,355	22,922,526

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income	$34,927	$59,618	$49,051	$122,153

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	383	260	539	343
Interest rate swap contract	—	(101)	—	92
Total other comprehensive income, net of tax	383	159	539	435

Comprehensive income	$35,310	$59,777	$49,590	$122,588

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2020	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,493	$200,121
Accounts receivable, net	40,195	60,195
Inventories, net	298,002	209,418
Prepaid expenses and other current assets	9,637	18,316
Total current assets	503,327	488,050
Property and equipment, net of accumulated depreciation of $86,270 and $95,706	141,934	166,058
Operating lease right-of-use assets, net	37,991	104,641
Goodwill and other intangible assets, net	84,293	186,691
Other long-term assets	7,774	10,650
Total assets	$775,319	$956,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,343	$28,741
Contract liabilities (customer deposits)	31,821	86,704
Accrued expenses	52,123	89,696
Short-term borrowings	144,393	2,861
Current maturities on long-term debt	—	3,293
Current operating lease liabilities	6,854	10,275
Total current liabilities	272,534	221,570
Long-term debt, net of current maturities	7,343	48,374
Noncurrent operating lease liabilities	33,473	96,830
Deferred tax liabilities, net	4,509	8,419
Other long-term liabilities	2,063	8,126
Total liabilities	319,922	383,319
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2020 and June 30, 2021	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,130,312 and 28,464,364 shares issued and 21,863,291 and 21,907,520 shares outstanding as of September 30, 2020 and June 30, 2021, respectively	28	28
Additional paid-in capital	280,436	288,923
Accumulated other comprehensive income	829	1,264
Retained earnings	277,699	399,852
Treasury stock, at cost, 6,267,021 and 6,556,844 shares held as of September 30, 2020 and June 30, 2021, respectively	(103,595)	(117,296)
Total shareholders’ equity	455,397	572,771
Total liabilities and shareholders’ equity	$775,319	$956,090

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	23,600	—	23,600
Shares issued pursuant to employee stock purchase plan	83,572	—	740	—	—	—	740
Shares issued upon vesting of equity awards, net of minimum tax withholding	121,303	—	(871)	—	—	—	(871)
Shares issued upon exercise of stock options	56,746	—	783	—	—	—	783
Stock-based compensation	1,777	—	2,013	—	—	—	2,013
Other comprehensive income	—	—	—	920	—	—	920
BALANCE, December 31, 2020	28,393,710	28	283,101	1,749	301,299	(103,595)	482,582
Net income	—	—	—	—	38,935	—	38,935
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,899	—	(154)	—	—	—	(154)
Shares issued upon exercise of stock options	15,333	—	186	—	—	—	186
Stock-based compensation	1,597	—	2,399	—	—	—	2,399
Other comprehensive loss	—	—	—	(644)	—	—	(644)
BALANCE, March 31, 2021	28,420,539	28	285,532	1,105	340,234	(103,595)	523,304
Net income	—	—	—	—	59,618	—	59,618
Purchase of treasury stock	—	—	—	—	—	(13,701)	(13,701)
Shares issued pursuant to employee stock purchase plan	38,412	—	838	—	—	—	838
Shares issued upon exercise of stock options	4,500	—	71	—	—	—	71
Stock-based compensation	913	—	2,482	—	—	—	2,482
Other comprehensive income	—	—	—	159	—	—	159
BALANCE, June 30, 2021	28,464,364	$28	$288,923	$1,264	$399,852	$(117,296)	$572,771

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	9,059	—	9,059
Shares issued pursuant to employee stock purchase plan	38,352	—	505	—	—	—	505
Shares issued upon vesting of equity awards, net of minimum tax withholding	123,993	—	(476)	—	—	—	(476)
Shares issued upon exercise of stock options	13,000	—	111	—	—	—	111
Stock-based compensation	2,946	—	1,513	—	—	—	1,513
Other comprehensive income	—	—	—	606	—	—	606
Cumulative effect of change in accounting principle - leases, net after tax	—	—	—	—	610	—	610
BALANCE, December 31, 2019	27,686,764	28	271,622	(63)	212,124	(102,964)	380,747
Net income	—	—	—	—	5,065	—	5,065
Purchase of treasury stock	—	—	—	—	—	(472)	(472)
Shares issued upon exercise of stock options	28,167	—	414	—	—	—	414
Stock-based compensation	2,732	—	1,773	—	—	—	1,773
Other comprehensive loss	—	—	—	(450)	—	—	(450)
BALANCE, March 31, 2020	27,717,663	28	273,809	(513)	217,189	(103,436)	387,077
Net income	—	—	—	—	34,927	—	34,927
Purchase of treasury stock	—	—	—	—	—	(159)	(159)
Shares issued pursuant to employee stock purchase plan	56,389	—	499	—	—	—	499
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,985	—	(29)	—	—	—	(29)
Shares issued upon exercise of stock options	10,000	—	89	—	—	—	89
Stock-based compensation	4,378	—	2,238	—	—	—	2,238
Other comprehensive income	—	—	—	383	—	—	383
BALANCE, June 30, 2020	27,798,415	$28	$276,606	$(130)	$252,116	$(103,595)	$425,025

See accompanying notes to condensed consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,051	$122,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,454	11,579
Deferred income tax provision	2,869	3,910
Gain on sale of property and equipment	(822)	—
Proceeds from insurance settlements	703	941
Stock-based compensation expense	5,524	6,894
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(27,722)	(13,452)
Inventories, net	163,372	157,036
Prepaid expenses and other assets	(1,799)	(5,329)
(Decrease) Increase in, net of effects of acquisitions —
Accounts payable	5,721	(13,316)
Contract liabilities (customer deposits)	5,801	47,110
Accrued expenses and other liabilities	9,181	12,088
Net cash provided by operating activities	221,333	329,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,234)	(18,473)
Cash used in acquisition of businesses, net of cash acquired	(1,400)	(111,709)
Purchases of investments	—	(2,250)
Proceeds from insurance settlements	—	1,080
Proceeds from sale of property and equipment	2,410	247
Net cash used in investing activities	(7,224)	(131,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments for short-term borrowings	(165,016)	(183,737)
Proceeds from long-term debt	—	46,375
Payments for long-term debt	—	(1,539)
Payments for debt issuance costs	—	(910)
Contingent acquisition consideration payments	(148)	(1,000)
Purchase of treasury stock	(631)	(13,701)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,618	2,619
Payments on tax withholdings for equity awards	(1,703)	(2,178)
Net cash used in financing activities	(165,880)	(154,071)
Effect of exchange rate changes on cash	179	190
NET INCREASE IN CASH AND CASH EQUIVALENTS	48,408	44,628
CASH AND CASH EQUIVALENTS, beginning of period	38,511	155,493
CASH AND CASH EQUIVALENTS, end of period	$86,919	$200,121
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$11,663	$3,830
Income taxes	4,904	31,299
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	42,070	—
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	43,953	—
Contingent consideration liabilities from acquisitions	—	8,200

See accompanying notes to condensed consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We are the largest recreational boat and yacht retailer in the United States.  We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations.  In addition, we arrange related boat financing, insurance, and extended service contracts.  We also offer the charter of power yachts in the British Virgin Islands.  As of June 30, 2021, we operated through 77 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers.

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

In May 2021, we purchased all of the outstanding equity of KCS International Inc. (“Cruisers Yachts”). This acquisition provides us a premium, American built yacht for our product portfolio. Prior to the acquisition, we were a dealer for Cruiser Yachts. Cruisers Yachts also operates with independent dealers and is recognized as one of the world’s premier manufacturers of premium yachts.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these unaudited condensed consolidated financial statements. As of June 30, 2021, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, short-term borrowings, long-term debt, and an interest rate swap contract. The carrying amounts of our financial instruments reported on the balance sheet as of June 30, 2021, approximated fair value due either to length to maturity or existence of variable interest rates, which approximate prevailing market rates. The interest rate swap contract is reported at fair value and is designated as a cash flow hedge with changes in fair value reported in other comprehensive income. The operating results for the nine months ended June 30, 2021, are not necessarily indicative of the results that may be expected in future periods.

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

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements. Where applicable, all prior periods presented have been revised to conform to the change in reportable segments. See Note 17.

All references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 30 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and one manufacturer acquired as of June 30, 2021 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (“ASC”) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2018-05 effective October 1, 2020 the first day of fiscal 2021. The adoption of this standard had no impact on our consolidated financial statements.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time.  We base the chargeback allowance, which was not material to the unaudited condensed consolidated financial statements taken as a whole as of June 30, 2021, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

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

We recognize revenue from the sale of our manufactured yachts when control of the yacht is transferred to the dealer, which is generally upon acceptance or delivery to the dealer. At the time of acceptance or delivery, the dealer is able to direct the use of, and obtain substantially all of the benefits of the yacht. We have elected to record shipping and handling activities that occur after the dealer has obtained control of the yacht as a fulfillment activity.

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of delivery or acceptance by the customers. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.6 million and $6.8 million as of September 30, 2020 and June 30, 2021, respectively.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following tables set forth percentages on the timing of revenue recognition for the three and nine months ended June 30,

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021
Goods and services transferred at a point in time	94.1%	92.4%	-	100.0%
Goods and services transferred over time	5.9%	7.6%	-	-
Total revenue	100.0%	100.0%	-	100.0%

	Retail Operations		Product Manufacturing
	Nine Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021
Goods and services transferred at a point in time	92.6%	92.2%	-	100.0%
Goods and services transferred over time	7.4%	7.8%	-	-
Total revenue	100.0%	100.0%	-	100.0%

5.	LEASES:

The majority of leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2021, the weighted-average remaining lease term for our leases was approximately 13 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in our unaudited condensed consolidated balance sheet. For the three months ended June 30, 2020 and 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $3.6 million and $6.0 million, respectively. For the nine months ended June 30, 2020 and 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $10.3 million and $18.3 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2021, the weighted-average discount rate used was approximately 5.7%.

As of June 30, 2021, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2021	$4,110
2022	15,373
2023	14,116
2024	11,960
2025	9,966
Thereafter	97,233
Total lease payments	152,758
Less: interest	(45,653)
Present value of lease liabilities	$107,105

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Nine Months Ended
	June 30,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,560	$12,911
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,670	$71,838

6.	INVENTORIES:

Inventory costs consist of the amount paid to acquire inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. We state new and used boat, motor, and trailer inventories at the lower of cost, determined on a specific-identification basis, or net realizable value.  We state parts and accessories at the lower of cost, determined on an average cost basis, or net realizable value.  We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value.  We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and June 30, 2021, our valuation allowance for new and used boat, motor, and trailer inventories was $2.4 million and $0.6 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Inventories, net consisted of the following:

(Amounts in thousands)	As of September 30, 2020	As of June 30, 2021
New and used boats, motors, and trailers	$289,291	$177,743
Parts, accessories, and other	8,711	11,838
Work-in-process	-	10,108
Raw materials	-	9,729
Total inventories	$298,002	$209,418

7.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB ASC 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.  Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of June 30, 2021.

8.	GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”).  For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In May 2021, we purchased all of the outstanding equity of Cruisers Yachts for an aggregate purchase price of $62.7 million, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. The former owners of Cruisers Yachts are subject to certain customary post-closing covenants and indemnities.

The following table summarizes the consideration paid for Cruisers Yachts and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Fair value of total consideration transferred	$61,448

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets, net of cash acquired of $5,933	$29,869
Property and equipment	12,126
Intangible assets	4,602
Current liabilities	(25,283)
Total identifiable net assets acquired:	21,314
Goodwill	$40,134
Total	$61,448

The fair value of current assets acquired includes accounts receivable and inventory of approximately $3.1 million and $26.2 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $11.7 million, accrued expenses of approximately $10.3 million, and accounts payable of approximately $3.0 million. The intangible assets acquired include the trade name and customer relationships. The purchase price allocations are preliminary pending receipt of final valuation analysis of certain assets from our valuation advisors. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The majority of the goodwill is expected to be deductible for tax purposes. The customer relationships have a weighted average useful life of approximately 2.0 years. The tradename has an indefinite life. Our results for the nine months ended June 30, 2021 include results from Cruisers Yachts between May 2, 2021 and June 30, 2021. Refer to Note 17 for disclosure of the revenues and income from operations. Cruisers Yachts’ financial information for the nine months ended June 30, 2020 and prior to acquisition on May 2, 2021, was not practical to obtain for comparative purposes and as such is not presented because Cruisers Yachts’ historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In October 2020, we purchased all of the outstanding equity of SkipperBud’s for an aggregate purchase price of $55.0 million, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of SkipperBud’s (“Skippers Sellers”), have the opportunity to earn additional consideration as part of an earnout subject to the achievement of certain pre-tax earnings levels. The maximum amount of consideration that can be paid under the earnout is approximately $9.3 million. The fair value of $8.2 million of the contingent consideration arrangement was estimated by a third party valuation expert by applying an income valuation approach. The earnout was estimated based on forecasted pre-tax earnings as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The Skippers Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of SkipperBud’s enhances our sales, brokerage, service and marina/storage presence in the Great Lakes region and West Coast of the Unites States.

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

The fair value of current assets acquired includes accounts receivable and inventory of approximately $5.4 million and $42.3 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $30.5 million, accrued expenses of approximately $14.6 million, and customer deposits of approximately $7.5 million. We recorded approximately $56.4 million in goodwill and approximately $2.0 million of other identifiable intangibles (trade name and customer relationships) in connection with the SkipperBud’s acquisition. The goodwill represents our enhanced geographic reach and brand infrastructure in the Great Lakes region and West Coast of the Unites States. The majority of the goodwill is expected to be deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 3.3 years. For the nine months ended June 30, 2021, SkipperBud’s revenue was approximately $230.1 million and estimated income before taxes was approximately $25.3 million. SkipperBud’s financial information for the nine months ended June 30, 2020 was not practical to obtain for comparative purposes and as such is not presented because SkipperBud’s historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone.

In total, current and previous acquisitions have resulted in the recording of $84.3 million and $186.7 million in goodwill and other intangible assets as of September 30, 2020 and June 30, 2021, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Our annual impairment test is performed during the third fiscal quarter.  If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of June 30, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values.  As a result, we were not required to perform a quantitative goodwill impairment.

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. As a result, the Company allocated goodwill to its reporting units within the Company’s two reportable segments.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the nine months ended June 30, 2021:

(Amounts in thousands)	Retail Operations	Product Manufacturing	Total
Balance as of September 30, 2020	$84,240	$-	$84,240
Goodwill acquired	56,363	40,134	96,497
Foreign currency translation	280	-	280
Balance as of June 30, 2021	$140,883	$40,134	$181,017

9.	INCOME TAXES:

We account for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

During the three months ended June 30, 2020 and 2021, we recognized an income tax provision of $11.6 million and $20.7 million, respectively. During the nine months ended June 30, 2020 and 2021, we recognized an income tax provision of $16.4 million and $40.6 million, respectively. The effective income tax rate for the three months ended June 30, 2020 and 2021 was 24.9% and 25.7%, respectively. The effective income tax rate for the nine months ended June 30, 2020 and 2021 was 25.1% and 24.9%, respectively

10.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $440 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility has a three-year term and expires in May 2023, subject to extension for two one-year periods, with lender approval. Subsequent to June 30, 2021, the Company amended the Credit Facility. See Note 18.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of June 30, 2021, we were in compliance with all covenants under the Credit Facility.

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

As of June 30, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $2.9 million. As of June 30, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.2%, respectively. As of June 30, 2021, our additional available borrowings under our Credit Facility were approximately $102.9 million based upon the outstanding borrowing base availability.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

(Amounts in thousands)	June 30, 2021
Mortgage facility payable to Flagship Bank bearing interest at 2.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$7,025
Mortgage facility payable to Seacoast National Bank bearing interest at 3.00% (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	27,584
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.00% (base minus 25 basis points with a floor of 3.00%). Facility matures in September 2027. Current available borrowings under the facility were approximately $26.1 million at June 30, 2021.	—
52,284
Less current portion	(3,293)
Less unamortized portion of debt issuance costs	(617)
$48,374

11.	STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 12) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”) (Note 13). We measure compensation for restricted stock awards and restricted stock units (Note 14) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended June 30, 2020 and 2021, we recognized stock-based compensation expense of approximately $2.2 million and $2.5 million, respectively, and for the nine months ended June 30, 2020 and 2021, we recognized stock-based compensation expense of approximately $5.5 million and $6.9 million, respectively, in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended June 30, 2020 and 2021, was approximately $0.6 million and $0.9 million, respectively and for the nine months ended June 30, 2020 and 2021 was approximately $1.6 million and $2.6 million, respectively.   We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2020 through June 30, 2021:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2020	1,275,415	196,329	$2,636	$12.12	2.5
Options cancelled/forfeited/expired	10,000	(10,000)	-	-
Options exercised	-	(75,579)	-	-
Restricted stock awards issued	(337,616)	-	-	-
Restricted stock awards forfeited	6,175	-	-	-
Additional shares of stock issued	(4,287)	-	-	-
Balance as of June 30, 2021	949,687	110,750	$4,085	$11.49	1.9
Exercisable as of June 30, 2021		110,750	$4,085	$11.49	1.9

No options were granted for the nine months ended June 30, 2020 and 2021. The total intrinsic value of options exercised during the nine months ended June 30, 2020 and 2021, was $0.4 million and $1.8 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.0%	0.8%	0.1%
Volatility	80.9%	68.7%	70.3%	69.5%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2021, we had issued 1,139,547 shares of common stock under our Stock Purchase Plan.

14.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2020 through June 30, 2021:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2020	902,631	$18.08
Changes during the period
Awards granted	337,616	$30.13
Awards vested	(165,825)	$17.26
Awards forfeited	(6,175)	$19.82
Non-vested balance as of June 30, 2021	1,068,247	$22.28

As of June 30, 2021, we had approximately $12.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.2 years.

15.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Weighted average common shares outstanding used in calculating basic income per share	21,499,408	22,132,915	21,491,117	22,100,190
Effect of dilutive options and non-vested restricted stock awards	546,492	904,764	474,238	822,336
Weighted average common and common equivalent shares used in calculating diluted income per share	22,045,900	23,037,679	21,965,355	22,922,526

For the three months ended June 30, 2020 and 2021, there were 15,000 and no weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2020 and 2021, there were 29,601 and 578 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2021, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

17.	SEGMENT INFORMATION:

Change in Reportable Segments

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing.

Reportable Segments

The Company’s segments are defined by management’s reporting structure and operating activities. The Company’s reportable segments are the following:

Retail Operations. As of June 30, 2021, the Retail Operations segment includes the activity of our 77 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services; and we operate a yacht charter business in the British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries. The Retail Operations segment includes the majority of all corporate costs.

Product Manufacturing. The Product Manufacturing segment includes activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing boats and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium yachts, producing models from 33’ to 60’ feet.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the three and nine months ended June 30,

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2021	2020	2021
Revenue:
Retail Operations	$498,304	$656,826	$1,110,951	$1,591,445
Product Manufacturing	-	20,417	-	20,417
Elimination of intersegment revenue	-	(10,915)	-	(10,915)
Revenue	$498,304	$666,328	$1,110,951	$1,600,947
Income from operations:
Retail Operations	$48,615	$79,988	$73,963	$164,841
Product Manufacturing	-	3,521	-	3,521
Elimination of intersegment income from operations	-	(2,601)	-	(2,601)
Income from operations	$48,615	$80,908	$73,963	$165,761

18.	SUBSEQUENT EVENT:

On July 9, 2021, the Company amended its Credit Facility to increase the borrowing availability to $500 million, extend the term to expire by one year to July 2024, with two one-year options to renew, subject to lender approval, and modify certain provisions to provide additional liquidity to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future.  These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain; and the Company’s ability to manage growth effectively.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak is widespread throughout the United States (including Florida in which we generated approximately 54% of our revenue during both fiscal 2019 and 2020), and in other countries in which we operate. As a result, from March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials. Currently, all of our stores are fully operational, but the effects of COVID-19 (including the related international, federal, state, and local governmental actions and regulations) remain unpredictable. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats, and obtain appropriate services.

We are the largest recreational boat and yacht retailer in the United States with fiscal 2020 revenue above $1.5 billion.  Through our current 78 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories.  We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations, as well as the charter of power yachts in the British Virgin Islands. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries. In July 2020, we acquired Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries. In October 2020, we purchased all of the outstanding equity of SkipperBud’s. SkipperBud’s is one of the largest boat sales, brokerage, service and marina/storage groups in the United States. In May 2021, we purchased all of the outstanding equity of Cruisers Yachts. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers, and is recognized as one of the world’s premier manufacturers of premium yachts.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015).  We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998.  Since the initial acquisitions in March 1998, we have acquired 31 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and one manufacturer. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us.  Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters.  As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.  We completed two acquisitions in the fiscal year ended September 30, 2019, two acquisitions in fiscal 2020, and three acquisitions to date in fiscal 2021.

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

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The Retail Operations segment includes the activity of our current 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment.  We also sell related marine products, including engines, trailers, parts, and accessories.  In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services; and we operate a yacht charter business in the British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries.

The Product Manufacturing segment includes activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing boats and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium yachts, producing models from 33’ to 60’ feet.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2021, with the three and nine months ended June 30, 2020 and should be read in conjunction with the unaudited condensed consolidated financial statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenue.  Revenue increased $168.0 million, or 33.7%, to $666.3 million for the three months ended June 30, 2021, from $498.3 million for three months ended June 30, 2020. The increase was due to a net increase of $28.5 million or 5.7% in comparable-store sales and an increase of $139.5 million from stores opened, stores closed, and acquisitions that are not eligible for inclusion in the comparable-store base for the full period. The increase in our comparable-store sales was primarily due to demand driven increases in new boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit.  Gross profit increased $81.2 million, or 65.7%, to $204.7 million for the three months ended June 30, 2021, from $123.5 million for the three months ended June 30, 2020. Gross profit as a percentage of revenue increased to 30.7% for the three months ended June 30, 2021 from 24.8% for the three months ended June 30, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven price increases resulting in greater new and used boat margins and increases in our higher margin businesses, including additional sales by Northrop & Johnson (which typically carry higher margins), as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $49.0 million, or 65.5%, to $123.8 million for the three months ended June 30, 2021, from $74.8 million for the three months ended June 30, 2020. Selling, general, and administrative expenses as a percentage of revenue increased to 18.6% for the three months ended June 30, 2021 from 15.0% for the three months ended June 30, 2020. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses which typically carry a higher expense structure and acquisitions.

Interest Expense. Interest expense decreased $1.5 million, or 71.4%, to $0.6 million for the three months ended June 30, 2021, from $2.1 million for the three months ended June 30, 2020. Interest expense as a percentage of revenue decreased to 0.1% for the three months ended June 30, 2021 from 0.4% for the three months ended June 30, 2020. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes. Income tax expense increased $9.1 million, or 78.4%, to $20.7 million for the three months ended June 30, 2021, from $11.6 million for the three months ended June 30, 2020. Our effective income tax rate increased to 25.7% for the three months ended June 30, 2021, from 24.9% for three months ended June 30, 2020. The increase in the effective income tax rate was primarily attributed to minor changes in the allocation of pre-tax income between taxing jurisdictions.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

Revenue.  Revenue increased $490.0 million, or 44.1%, to $1.601 billion for the nine months ended June 30, 2021, from $1.111 billion for the nine months ended June 30, 2020. The increase was due to a net increase of $230.3 million or 20.7% in comparable-store sales and an increase of $259.7 million from stores opened, stores closed, and acquisitions that are not eligible for inclusion in the comparable-store base for the full period. The increase in our comparable-store sales was primarily due to demand driven increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit.  Gross profit increased $202.7 million, or 71.8%, to $484.9 million for the nine months ended June 30, 2021, from $282.2 million for the nine months ended June 30, 2020. Gross profit as a percentage of revenue increased to 30.3% for the nine months ended June 30, 2021 from 25.4% for the nine months ended June 30, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven price increases resulting in greater new and used boat margins and increases in our higher margin businesses, including additional sales by Northrop & Johnson (which typically carry higher margins), as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expense increased $110.8 million, or 53.2%, to $319.1 million for the nine months ended June 30, 2021, from $208.3 million for the nine months ended June 30, 2020. Selling, general, and administrative expenses as a percentage of revenue increased to 19.9% for the nine months ended June 30, 2021 from 18.7% for the nine months ended June 30, 2020. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses which typically carry a higher expense structure and acquisitions.

Interest Expense. Interest expense decreased $5.5 million, or 64.7%, to $3.0 million for the nine months ended June 30, 2021, from $8.5 million for the nine months ended June 30, 2020. Interest expense as a percentage of revenue decreased to 0.2% for the nine months ended June 30, 2021 from 0.8% for the nine months ended June 30, 2020. The decrease in interest expense was primarily the result of decreased interest rates and decreased borrowings.

Income Taxes. Income tax expense increased $24.2 million, or 147.6%, to $40.6 million for the nine months ended June 30, 2021, from $16.4 million for the nine months ended June 30, 2020. Our effective income tax rate decreased to 24.9% for the nine months ended June 30, 2021, from 25.1% for the nine months ended June 30, 2020. The decrease in the effective income tax rate was primarily attributed to excess equity compensation for tax purposes.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions.  Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances.  However, we cannot predict the length of favorable economic or financial conditions.  We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs.  We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the adequacy of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of June 30, 2021, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the nine months ended June 30, 2021 and 2020, cash provided by operating activities was approximately $329.6 million and $221.3 million, respectively.  For the nine months ended June 30, 2021, cash provided by operating activities was primarily related to decreases in inventory (excluding acquisitions), increases in contract liabilities (customer deposits), increases in accrued expenses and other liabilities, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, stock-based compensation expense, and deferred income tax provision, partially offset by increases in accounts receivable, decreases in accounts payable, and increases in prepaid expenses and other assets. For the nine months ended June 30, 2020, cash provided by operating activities was primarily related to decreases in inventory, increases in accrued expenses and other liabilities, increases in contract liabilities (customer deposits), increases in accounts payable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, stock-based compensation expense, and deferred income tax provision, partially offset by increases in accounts receivable, and increase in prepaid expenses and other assets.

For the nine months ended June 30, 2021 and 2020, cash used in investing activities was approximately $131.1 million and $7.2 million, respectively. For the nine months ended June 30, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from insurance settlements. For the nine months ended June 30, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, and for acquisitions, partially offset by proceeds received from the sale of property and equipment.

For the nine months ended June 30, 2021 and 2020, cash used in financing activities was approximately $154.1 million and $165.9 million, respectively. For the nine months ended June 30, 2021, cash used in financing activities was primarily attributable to net payments for short-term borrowings, purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments, partially offset by proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the nine months ended June 30, 2020, cash used in financing activities was primarily attributable to net payments for short-term borrowings, and payments on tax withholdings for equity awards, partially offset by net proceeds from issuance of common stock under incentive compensation and employee purchase plans.

In July 2021, we entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility has a three-year term and expires in July 2024, subject to extension for two one-year periods, with lender approval.

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

As of June 30, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $2.9 million.  As of June 30, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 3.9% and 4.2%, respectively.  As of June 30, 2021, our additional available borrowings under our Credit Facility were approximately $102.9 million based upon the outstanding borrowing base availability.

As of June 30, 2021 we had approximately $48.4 million in long-term debt, net of current maturities as a result of our mortgage facilities. See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2021, all of our short-term debt bore interest at a variable rate, tied to LIBOR as a reference rate. Changes in the underlying LIBOR interest rate on our short-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate on our short-term debt would result in an increase of approximately $0.1 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term debt as of June 30, 2021 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2020 and May 2, 2021, we acquired SkipperBud’s and Cruisers Yachts, respectively. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for these reporting subsidiaries.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business.  While it is not feasible to determine the actual outcome of these actions as of June 30, 2021, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	-	$-	-	9,919,764
May 1, 2021 - May 31, 2021	-	-	-	9,919,764
June 1, 2021 - June 30, 2021	289,823	47.27	289,823	9,629,941
Total	289,823	$47.27	289,823	9,629,941

(1)	Under the terms of the new share repurchase program announced on March 16, 2020, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1

Stock Purchase Agreement, dated May 2, 2021, by and between Kenneth C. Stock, Georgia Stock and the Kenneth C. Stock and Georgia Stock 2020 Trust; Kenneth C. Stock, as the representative of the Sellers; and MarineMax Products, Inc.

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

MARINEMAX, INC.

July 27, 2021	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)