Form 10-K
period 2021-09-30
MARINEMAX INC
filed 2021-11-19
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant (21,629,303 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,067,622,396. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 15, 2021, there were outstanding 21,864,914 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2021

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2022 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies are aligned with the desires of consumers; and the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain, managing growth effectively. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Unless expressly indicated or the context requires otherwise, the terms “MarineMax,” “Company,” “we,” “us,” and “our” in this document refer to MarineMax, Inc. and its subsidiaries.

PART I

Item 1.	Business

Introduction

Our Company

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 79 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of power catamarans, through MarineMax Vacations. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies, with operations in multiple countries. We also own Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts.

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing.

As of September 30, 2021, the Retail Operations segment includes the activity of 77 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services. In the British Virgin Islands we offer the charter of power catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of September 30, 2021, the Product Manufacturing segment includes activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet.

In November 2021, we acquired Intrepid Powerboats (“Intrepid”), a premier manufacturer of powerboats, and Texas MasterCraft, a premier watersports dealer in Northern Texas. Intrepid is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Texas Mastercraft specializes in ski and wakeboard boats. The activity of Intrepid will be included in our Product Manufacturing segment. The activity of Texas MasterCraft will be included in our Retail Operations segment.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 27% of our revenue in fiscal 2021. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 13%, respectively, of our revenue in fiscal 2021. Brunswick is a world leading manufacturer of marine products and marine engines. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in many of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 10% of our revenue in fiscal 2021. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

We also are involved in other boating-related activities. We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, and through our print catalog; we offer maintenance, repair, and slip and storage services at most of our retail locations; we offer finance and insurance products at most of our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and we conduct a charter business, which is based in the British Virgin Islands, in which we offer customers the opportunity to charter third-party and Company owned power catamarans.

From March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials as a result of the COVID-19 pandemic. We are following guidelines to ensure we are safely operating as recommended. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, four boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2021 was approximately $227,000, a slight increase from approximately $215,000 in fiscal 2020, compared with the industry average selling price for calendar 2020 of approximately $60,000 based on industry data published by the National Marine Manufacturers Association. We consider a store to be one or more retail locations that are adjacent or operate as one entity or a superyacht services region. Our same-store sales increased 1% in fiscal 2019, increased 25% in fiscal 2020 and increased 13% in fiscal 2021.

The U.S. recreational boating industry generated approximately $49.4 billion in retail sales in calendar 2020, which is above the former peak of $43.1 billion in calendar 2019. Total powerboats sold in calendar 2020 were approximately 230,450 units as compared to 201,400 units sold in calendar 2019. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $40.0 billion of these sales in 2020 based on industry data from the National Marine Manufacturers Association. The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Material Updates to Our Strategy

Since the last discussion of our strategy in our Form 10-K for our fiscal year ended September 30, 2020, our primary goal remains to enhance our position as the leading recreational boat and yacht retailer. In addition, we have broadened our strategy, including through our recent acquisitions of Fraser Yachts Group, Northrop & Johnson, Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s"), KCS International Holdings, Inc. and certain affiliates ("Cruisers Yachts"), Intrepid, and Texas MasterCraft. Our acquisition of Fraser Yachts Group, Northrop & Johnson and SkipperBud’s, increases our superyacht brokerage and luxury yacht services and marina/storage services. Our acquisition of Cruisers Yachts provides us a premium, American built sport yacht and yachts for our product portfolio. Prior to the acquisition, we were a dealer for Cruiser Yachts. Cruisers Yachts also operates through independent dealers and is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts. Our goal is that this broadening of our strategy will potentially increase our margins while providing better services to our customers.

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

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, four boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions and our superyacht service locations, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and previous depressed economic conditions, we have closed 75 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 10 during the last three fiscal years.

The following table sets forth information regarding the businesses that we have acquired and their geographic regions since fiscal year 2011.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	Worldwide
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	Worldwide
Private Insurance Services	July 2020	Worldwide
SkipperBud’s & Silver Seas Yachts	October 2020	Great Lakes region and West Coast United States
Cruisers Yachts	May 2021	Worldwide
Nisswa Marine	July 2021	Minnesota
Intrepid	November 2021	Worldwide
Texas MasterCraft	November 2021	Texas

In addition to acquiring recreational boat dealers, superyacht service companies, boat manufacturers, and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, New Jersey, North Carolina, Ohio, and Rhode Island
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018-2021	South Carolina (2018), Wisconsin and Illinois (2021)
NauticStar	2018	Panama City, Florida, Oklahoma, Missouri, Minnesota, North Carolina and South Carolina
Tigé	2018-2019	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Benetti	2019	United States and Canada
Aviara	2019	United States
MJM Yachts	2019	Florida
ATX Surf Boats	2020	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Barletta	2021	Wisconsin, Illinois, Detroit, and Michigan
Four Winns	2021	Wisconsin, Illinois, Ohio and Detroit, Michigan
Harris	2021	Wisconsin, Illinois, Grand Rapids, Michigan and Ohio
Sea Ray	2021	Wisconsin, Illinois, Michigan, and Ohio
Starcraft	2021	Wisconsin, Illinois & Michigan
Sylvan	2021	Wisconsin, Illinois, & Eastern Michigan
Tiara	2021	Wisconsin, Illinois, Michigan, California & Ohio
Princess	2021	California and Seattle, Washington
Cruisers Yachts (1)	2021	Worldwide
Intrepid (1)	2022	Worldwide
Mastercraft	2022	North Texas

(1)	Product line owned by MarineMax

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

We strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth. We believe our expanded product offerings have strengthened our same-store sales growth. We plan to further expand our business through both acquisitions in new territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional services, including conducting used boat sales at our retail locations, at offsite locations, and digitally; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, and casualty insurance coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; offering boat storage; conducting our yacht charter business; and manufacturing sport yacht and yachts. Our expansion plans will depend, in large part, upon economic and industry conditions.

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $49.4 billion in retail sales in calendar 2020, which is above the former peak of $43.1 billion in calendar 2019. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $40.0 billion of such sales in calendar 2020. Total powerboats sold in calendar 2020 were approximately 230,450 units as compared to 201,400 units sold in calendar 2019. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 27% of our revenue in fiscal 2021. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 13%, respectively, of our revenue in fiscal 2021. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 10% of our revenue in fiscal 2021. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. During fiscal 2021, new boat sales including sales of Cruisers Yachts accounted for approximately 70.5% or $1.455 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2021 average new boat sales price of approximately $227,000 a slight increase from approximately $215,000 in fiscal 2020, compared with an estimated industry average selling price for calendar 2020 of approximately $60,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	40’ to 120’+	$800,000 to $16,000,000+
Ocean Alexander Yachts	45’ to 155’+	1,500,000 to 35,000,000+
Benetti	30M to 145M	12,000,000 to 24,000,000+
Princess	35' to 95'	700,000 to 10,000,000
Pleasure Boats
Sea Ray	19’ to 40’	30,000 to 800,000+
Aquila	32’ to 48’	400,000 to 1,200,000
Galeon	40’ to 80’	750,000 to 6,000,000+
NauticStar	19’ to 32’	30,000 to 300,000
MJM Yachts	35’ to 50’+	800,000 to 2,000,000+
Aviara	32’ to 40’	400,000 to 800,000+
Cruisers Yachts (1)	33’ to 60’	300,000 to 2,500,000+
Tiara	34' to 53'	400,000 to 2,500,000
Four Winns	19' to 35'	45,000 to 550,000
Intrepid (1)	25' to 48'	200,000 to 1,500,000
Pontoon Boats
Harris	18’ to 27’	25,000 to 250,000
Crest	20’ to 27’	40,000 to 175,000
Bennington	17’ to 25’	20,000 to 250,000
Barletta	20' to 28'	60,000 to 250,000
Starcraft	18' to 25'	25,000 to 100,000
Sylvan	18' to 25'	25,000 to 100,000
Fishing Boats
Boston Whaler	11’ to 42’	12,000 to 1,200,000
Grady White	18’ to 45’	40,000 to 1,200,000
Scout	17’ to 53’	20,000 to 2,700,000
Sailfish	19’ to 36’	35,000 to 500,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	80,000 to 325,000
Tigé	20’ to 25’	80,000 to 180,000
ATX Surf Boats	20’ to 24’	70,000 to 150,000
Mastercraft	20’ to 26’	70,000 to 250,000
Jet Boats
Yamaha Jet Boats	19’ to 24’	30,000 to 80,000

(1)	Product line owned by MarineMax

Motor Yachts.  Ocean Alexander Yachts, Azimut, Benetti, and Princess are four of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort. Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts. Benetti yachts and mega yachts are known for maintaining the highest quality standards with excellent aesthetic and functional results as well as combining the finest Italian tradition and craftsmanship with the latest technology. Princess yachts are a leading British luxury yacht manufacturer with meticulous attention to detail, design, and exhilarating performance.

Pleasure Boats.  Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines. Galeon specializes in luxury yacht and motorboats with over thirty years of experience. Galeon is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, excellent attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with trend setting innovation. We believe NauticStar provides sport deck boats that combine comfort, features, economy, and versatility that make NauticStar a popular choice among experienced boaters. MJM Yachts combine speed, performance, greater stability, innovative designs and layouts, along with comforts and space for entertaining in addition to a patent protected MJM signature look. Aviara is the newest brand manufactured by MasterCraft focused on the production of vessels 30-feet and over with the goal of creating an elevated open water experience by fusing progressive style, effortless comfort, and modern luxury. Cruisers Yachts is owned by MarineMax and is continuously building world-class, innovative, quality, hand-crafted, American made sport yacht and yachts with the stylish and luxurious Cantius series of boats as well as sleek and powerful outboard models. Tiara Yachts manufactures handcrafted, American-made luxury yachts designed for performance and comfort. Four Winns manufactures quality runabouts, bowriders, yachts and tow sport boats. Intrepid uses advanced composite construction to make each boat unique to its owner as well as stronger, faster and more fuel-efficient to deliver a safe, smooth, dry ride on the water.

Pontoon Boats. Harris is a pontoon industry leader and offers a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs. Harris is known for exceptional performance combined with a stable and safe platform. Crest provides a variety of pontoon models that are designed to provide extreme levels of quality, safety, style and comfort to meet family recreational needs. Bennington offers what we believe to be industry leading design, meticulous craftsmanship, and a quiet, smooth, ride. Barletta offers quality construction, simple yet refined models, and customer focused amenities. Starcraft is a leading boat manufacturer with a long history of continuous improvements to fiberglass hull design and a dedication to providing exciting pontoon, runabouts, and deck boat models for families and watersport enthusiasts. Sylvan builds quality, innovative, high performance pontoon boats. With a variety of designs and options, the pontoon boats we offer appeal to a broad audience of pontoon boat enthusiasts and existing customers.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2021, used boat sales accounted for 10.9% or approximately $224.9 million of our revenue, and 29.0% of the used boats we sold were Brunswick models.

Our used boat sales depend on our ability to source a supply of high-quality used boats at attractive prices. We acquire substantially all of our used boat inventory through customer trade-ins. We strive to increase our used boat business through the availability of quality used boat trade-ins generated from our new boat sales efforts, which are well-maintained through our service initiatives. Additionally, substantially all of our used boat inventory is posted on our digital properties, which expands the awareness and availability of our products to a large audience of boating enthusiasts. We also sell used boats at various marinas and other offsite locations throughout the country.

To further enhance our used boat sales, we offer extended warranty plans generally available for used boats less than nine years old. The extended warranty plans apply to each qualifying used boat, which has passed a 48-point inspection, and provides protection against failure of most mechanical parts for up to three years. We believe this type of program enhances our sales of used boats by motivating purchasers of used boats to complete their purchases through our dealerships.

Marine Engines, Related Marine Equipment, and Boating Parts and Accessories

We offer marine engines and equipment, predominantly manufactured by Mercury Marine, a division of Brunswick, and Yamaha. We sell marine engines and propellers primarily to retail customers as replacements for their existing engines or propellers. Mercury Marine and Yamaha have introduced various new engine models that are designed to reduce engine emissions to comply with current United States Environmental Protection Agency (“EPA”) requirements. See “Business — Governmental Regulations, including Environmental Regulations.” Industry leaders, Mercury Marine and Yamaha, specialize in state-of-the-art marine propulsion systems and accessories. Many of our dealerships have been recognized by Mercury Marine as “Premier Service Dealers”. This designation is generally awarded based on meeting certain standards and qualifications.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.2% or $66.8 million of our fiscal 2021 revenue.

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

Maintenance, repair, and storage services accounted for approximately 5.6% or $114.6 million of our revenue during fiscal 2021 of which, approximately 3.3% or $67.5 million related to repair services, approximately 0.8% or $15.5 million related to parts and accessories for repairs, and approximately 1.5% or $31.6 million related to income from storage service rentals. This includes warranty and non-warranty services.

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

We also offer third-party extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible. While we sell all new boats with the boat manufacturer’s standard hull and engine warranty, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee for arranging an extended service contract. Most required services under the contracts are provided by us and paid for by the third-party contract holder. Beginning in fiscal 2021, we have partnered with a third-party F&I product provider to offer prepaid maintenance plans for select, new models.

We also are able to assist our customers with obtaining property and casualty insurance which covers loss or damage to the vessel. Our specialty yacht insurance agency, Private Insurance Services, provides worldwide yacht insurance programs for brokerage houses, yacht management groups, and maritime attorneys. Private Insurance Services utilizes expertise in complex underwriting, including understanding the exposure of an owner, captain, crew, guests, tenders and navigation to provide clients with uniquely designed protection so customers can cruise confidently.

During fiscal 2021, fee income generated from F&I products accounted for approximately 2.7% or $55.6 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts Group and Northrop & Johnson we offer yacht and superyacht brokerage. During fiscal 2021, brokerage sales commissions accounted for approximately 5.6% or $116.6 million of our revenue.

Our brokerage customers generally receive the same high level of customer service as our new and used boat customers. Our waterfront retail locations enable in-water demonstrations of an on-site brokered boat. Our maintenance and repair services, including mobile service, also are generally available to our brokerage customers. Generally, the purchaser of a boat brokered through us also can take advantage of MarineMax Getaways!® weekend and day trips and other rendezvous gatherings and in-water events, as well as boat operation and safety seminars. We believe that the array of services we offer are unique in the brokerage business.

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter catamarans in exotic destinations, starting with our initial location in the British Virgin Islands. In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of several years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us. The yacht owners will be able to utilize the yachts for personal use for a designated number of weeks during the terms of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

In addition to the specific business we launched in the British Virgin Islands, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts Group and Northrop & Johnson we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2021, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.5% or $29.7 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. We maintain insurance for inventory damage, subject to deductibles. The yacht charter fleet resumed charters during fiscal 2019 on a limited basis as damage was repaired and returned to full operations in 2020. Beginning in March 2020, we temporarily closed our facilities in the British Virgin Islands and yacht charters based on guidance from local government and health officials as a result of the COVID-19 pandemic. Yacht charters resumed during fiscal 2021, but the impact of the COVID-19 pandemic and the duration for which it may have an impact cannot be determined at this time.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Product Manufacturing

Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. In November 2021, we acquired Intrepid, a premier manufacturer of powerboats. Intrepid is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 79 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, maintenance and repair facilities, and at certain retail locations boat storage services, including in-water slip storage and inside and outside land storage.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations, including the Norwalk Harbor and Westbrook Harbor in Connecticut; multiple locations on the Intracoastal Waterway, the Atlantic Ocean, Boca Ciega Bay, Caloosahatchee River, Naples Bay, Tampa Bay, Pensacola Bay, and the Saint Andrews Bay in Florida; Lake Lanier and Wilmington River in Georgia; Chesapeake Bay in Maryland; Lake Minnetonka and the St. Croix River in Minnesota; Lake of the Ozarks in Missouri; Barnegat Bay, Lake Hopatcong, Little Egg Harbor Bay, and the Manasquan River in New Jersey; Huntington Harbor in New York; Town River in Massachusetts; Masonboro Inlet in North Carolina; Lake Wylie in South Carolina; Lake Erie in Ohio; Grand Lake in Oklahoma; Newport Bay, San Diego Bay, and Richardson Bay in California; Saginaw River, Lake St. Clair, Cass Lake, Spring Lake, and Lake Fenton in Michigan; Lake Union in Washington; Sturgeon Bay, Lake Mendota, Kinnickinnic River, and Lake Butte Des Mortes in Wisconsin; Lake Michigan and Lake Marie in Illinois; Newport Harbor in Rhode Island; and Clear Lake and Lake Lewisville in Texas. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our yachts and boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water.

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

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating lifestyle and creating memories of a lifetime with family and friends. We believe that the critical elements of our sales philosophy include our appealing retail locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boating, and providing our customers with opportunities for boating through our MarineMax Getaways!®. We strive to provide exceptional customer experiences through the best services, products, and technology before, during, and after the sale. Our team and customers are United by Water®.

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

We sell our boats at posted MarineMax “One Price” that generally represent a discount from the manufacturer’s suggested retail price. Our sales approach focuses on the customer experience by minimizing customer anxiety associated with price negotiation.

As a part of our sales and marketing efforts, our digital marketing capabilities are a competitive advantage, with the majority of leads originating through our digital properties, including MarineMax.com. Social media is a growing venue for customer engagement and communication and has become a strong medium for connecting with new customers. Additionally, we hold online experience events including immersive boat tours that allow participants to explore boats and yachts from multiple manufactures, segments, and models from nearly any electronic device including their phone, tablet, or computer.

We participate in boat shows and in-the-water sales events at area boating locations, typically held in January, February, March, and toward the end of the boating season, in each of our markets. Boat shows and other offsite promotions are an important venue for generating customer engagement. The boat shows also generate a significant amount of interest in our products resulting in boat sales after the show. Online we are always available and can offer our full selection of boats, yachts and charters, as well as our expert team to answer customers’ questions and help them find a boat virtually.

We emphasize customer education through one-on-one education by our sales representatives and, at some locations, our delivery captains, before and after a sale, and through in-house seminars for the entire family on boating safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or the sales representative delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways!® group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the boating lifestyle and memories of a lifetime. Each Company-sponsored event, planned and led by a Company employee, also provides a favorable medium for acclimating new customers to boating, sharing exciting boating destinations, creating friendships with other boaters, and enabling us to promote new product offerings to boating enthusiasts.

As a result of our relative size, we believe we have a competitive advantage within the industry by being able to conduct an organized and systematic advertising and marketing effort. Part of our marketing capabilities include a customer relationship management system that tracks all customer engagements, evaluates the customers propensity to buy, automatically generates follow-up activities, and facilitates Company-wide availability of a particular boat or other marine products and services desired by a customer.

Suppliers and Inventory Management

We purchase a substantial portion of our new boat inventory directly from manufacturers, which allocate new boats to dealerships based on the amount of boats sold by the dealership and their market share. We manufacture a portion of our new boat inventory from our Product Manufacturing segment. We also exchange new boats with other dealers to accommodate customer demand and to balance inventory.

In fiscal 2021, sales of new Brunswick and Azimut boats and yachts accounted for approximately 27% and 10% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 13%, respectively, of our revenue in fiscal 2021. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2021.

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

We account for consideration received from our vendors in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 requires us to classify interest assistance received from manufacturers as a reduction of inventory cost and related cost of sales as opposed to netting the assistance against our interest expense incurred with our lenders. Pursuant to ASC 606, amounts received by us under our co-op assistance programs from our manufacturers are netted against related advertising expenses.

We are party to an Amended and Restated Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500.0 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility has a three-year term and expires in July 2024, subject to extension for two one-year periods, with lender approval. The Credit Facility is further discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

Technology Platform

We believe that our technology platform, which is utilized by each of our dealerships and has been developed over a number of years through cooperative efforts with strategic partners, enhances our ability to integrate successfully the operations of our dealerships and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, and sales management. The platform enables us to monitor each dealership’s operations in order to identify quickly areas requiring additional focus and to manage inventory. The platform also provides sales representatives with prospect and customer information that aids them in tracking engagements insights, automatically generates follow-up activities, facilitates the availability of a particular boat Company-wide, locates boats needed to satisfy a particular customer request, and monitors the maintenance and service needs of customers’ boats. Company representatives also utilize the platform to assist in arranging financing and insurance packages. We mitigate cybersecurity risks by employing extensive measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans.

Human Capital Resources

As of September 30, 2021, we had 2,666 employees, 2,067 (77%) of whom were in store-level operations, 467 (18%) of whom were in the yacht manufacturing operations, and 132 (5%) of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Sales representatives receive compensation primarily on a commission basis. Each general manager is a salaried employee with incentive bonuses based on the performance of the managed dealership. Maintenance and repair service managers receive compensation on a salary basis with bonuses based on the performance of their departments. Our technology platform provides each store and department manager with daily financial and operational information, enabling them to monitor the performance of their personnel on a daily, weekly, and monthly basis. We have a uniform, fully integrated technology platform serving each of our dealerships.

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

Intellectual Property

We have registered tradenames and trademarks, including among other marks, “MarineMax” and “United by Water” in over 20 countries and territories. Pursuant to agreements with manufacturers and subject to restrictions in those agreements, we have the right to use and display the trademarks and logos of our manufacturer’s brands at our retail stores as well as in our advertising and promotional materials. The current registrations of our tradenames and trademarks are effective for varying periods of time, which we may renew periodically, provided that we comply with all statutory maintenance requirements, including continued use of each trademark in each country.

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2021, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 32%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

Governmental Regulations, including Environmental Regulations

Our operations are subject to extensive regulation, supervision, and licensing under various foreign, federal, state, and local statutes, ordinances, and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business. Various foreign, federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration (“OSHA”), the EPA, and similar foreign, federal, state, and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection and privacy, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.

The EPA has various air emissions regulations for outboard marine engines that impose more strict emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. While we remain committed to supporting sustainable manufacturing and a sustainable environment for all boaters, any increased costs of producing engines resulting from EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

Certain of our facilities own and operate underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) for the storage of various petroleum products. The USTs and ASTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks. In addition, if leakage from Company-owned or operated tanks migrates onto the property of others, we may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, we believe that our liabilities associated with tank testing, upgrades, and remediation are unlikely to have a material adverse effect on our financial condition or operating results.

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

We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove USTs and ASTs containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of certain of the acquired dealers have indemnified us (and such indemnification is continuing) for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss. We also have additional storage tank liability insurance and Superfund coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

Environmental Responsibility

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as possibly more frequent and severe weather events, rising sea levels, and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Our commitment to environmental responsibility and initiatives to reduce our environmental footprint are outlined in our “Environmental Policy.” Our Environmental Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents. Our Environmental Policy and associated climate related risks and opportunities are reviewed by our Board of Directors on an annual basis or more frequently as needed.

We have engaged in many efforts to mitigate and adapt to climate change. For example, we seek out, to the extent feasible, manufacturers committed to the highest levels of sustainability, environmental stewardship, and low-emissions as demonstrated by Mercury Marine. Mercury Marine’s commitment to sustainability and successes are detailed in its 2020 Sustainability Report. Mercury Marine’s accomplishments include winning the 2019 Sustainable Process Award from the Wisconsin Sustainable Business Council for its sustainable use of aluminum, winning the 2018 Sustainable Product of the Year from the Wisconsin Sustainable Business Council for its Active Trim technology, and winning the 2018 Business Friend of the Environment Award for their new V6 and V8 outboard engines. For the 10th consecutive year, the Wisconsin Sustainable Business Council awarded Mercury Marine a “Green Masters” designation, a program measuring a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education. Additionally, Azimut Yachts was awarded ISO 14001 certification, for its consistent and effective management system aimed at reducing the environmental impact of its operations. Also, to maximize the eco-compatible standards of their yachts, Azimut Yachts adopted RINA (an organization specializing in classification, certification, testing, and inspection) principles to achieve RINA Green Plus notation.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 15, 2021:

Name	Age	Position
William H. McGill Jr.	77	Executive Chairman of the Board and Director
William Brett McGill	53	Chief Executive Officer, President and Director
Michael H. McLamb	56	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	58	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	52	Vice President and Chief Accounting Officer

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

Risks Related to Competition, Economic, and Industry Conditions

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

Approximately 27% of our revenue in fiscal 2021 resulted from sales of new boats manufactured by Brunswick, including approximately 11% from Brunswick’s Sea Ray division, 13% from Brunswick’s Boston Whaler division, and approximately 3% from Brunswick’s other divisions. Additionally, approximately 10% of our revenue in fiscal 2021 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2021 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, expansion of manufacturing footprint, supply chain and third-party suppliers, marketplace acceptance, marketing capabilities, ability to secure adequate access to capital, and financial condition of our manufacturers, particularly Brunswick (including Mercury Marine, a division of Brunswick) and Azimut-Benetti Group, given our reliance on Sea Ray, Boston Whaler, Mercury Marine engines, and Azimut, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, supply chain, or other factors, such as the COVID-19 pandemic, could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

Any interruption or discontinuance of the operations of Brunswick, Azimut-Benetti Group or other manufacturers could cause us to experience shortfalls, disruptions or delays with respect to needed inventory. Although we believe in our brand, our product diversification and that adequate alternate sources would be available that could replace any manufacturer other than Brunswick and Azimut-Benetti Group as a product source, those alternate sources may not be available at the time of any interruption, and alternative products may not be available at comparable quality and price.

Boat manufacturers exercise substantial control over our business.

We depend on our dealer agreements. We have dealer agreements with Brunswick covering Sea Ray and Boston Whaler products. Most of our retail locations have a multi-year dealer agreement which provides for the lowest product prices charged by the Sea Ray division of Brunswick or Boston Whaler, as applicable, from time to time to other domestic Sea Ray or Boston Whaler dealers, as applicable. These terms are subject to:

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

As is typical in the industry, we generally deal with manufacturers, other than Sea Ray, Boston Whaler, and Azimut, under renewable annual dealer agreements. These agreements do not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change in the manufacturer’s sole discretion. Any change or termination of these arrangements for any reason could adversely affect product availability and cost and our financial performance.

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

Over the three-year period ended September 30, 2021, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 32%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

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

More recently, inflation has increased in the United States and throughout the world. This has begun to affect the prices at which manufacturers charge us, as well as the prices that we charge our customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance.

COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

Our business could be materially adversely affected by the widespread outbreak of contagious disease, including the recent COVID-19 pandemic. COVID-19 has spread in many of the geographic areas in which we operate. International, national, state and local governments in affected regions have implemented and will continue to implement safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures, for an indefinite time period. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including taking proactive steps to enhance financial flexibility including working to extract capital from our debt-free sizable real estate holdings, taking action to monetize our unlevered inventory, and implementing operating cost savings plans. The onset of the COVID-19 pandemic caused a number of adverse impacts, including reductions in demand for our products, inefficiencies caused by team members working remotely, and certain closed departments or locations based on guidance from each local government or health officials. Disruptions in the capital markets as a result of the COVID-19 outbreak may also adversely affect us if these impacts continue for a prolonged period and we need additional liquidity. Disruptions in our supply chain as a result of the COVID-19 outbreak has adversely affected, and could have an increased adverse effect on, our business, financial condition, and results of operations. While it is not possible at this time to estimate the entirety of the impact that COVID-19 will have on our business, customers, suppliers or other business partners, depending on the severity of the COVID-19 pandemic the length of time of its impact and the applicable government actions in response to it, the effect of the adverse impacts identified in this paragraph may increase and additional adverse impacts may arise.

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

Risks Related to Our Strategies

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

Since March 1, 1998, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, four boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Each acquired dealer and entity operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

Our operations involve certain international activities, including our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, and power catamarans for our charter fleet produced by Sino Eagle in China, as well as our Fraser Yachts Group and Northrop & Johnson operations. These activities in multiple countries around the world expose us to international political, economic, foreign currency, and other risks. Some of our sales and purchases of inventory are denominated in a currency other than the U.S. dollar. Consequently, a strong or weak U.S. dollar may adversely affect reported revenues and our profitability. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon the success and extent of our hedging activities.

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

Risks Related to Our Operations

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the Credit Facility led by Wells Fargo Commercial Distribution Finance LLC to purchase and maintain our inventory of boats. The Credit Facility provides a floor plan financing commitment of up to $500.0 million. The collateral for the Credit Facility is all of our personal property with certain limited exceptions. None of our real estate has been pledged for collateral for the Credit Facility. As of September 30, 2021, we were in compliance with all of the covenants under the Credit Facility and our additional available borrowings under the Credit Facility was approximately $79.0 million based upon the outstanding borrowing base availability.

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

Higher energy, costs and availability of raw materials, parts, components, and fuel costs along with adequate supply may adversely affect our business.

All of the recreational boats we sell are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices negatively impact boat sales. The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future, adversely impacting our business. Also, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the marine products produced by boat manufacturers, including Cruisers Yachts and Intrepid, increasing our cost of inventory. Additionally, higher fuel prices may also have an adverse effect on demand for our parts and accessories business because higher fuel prices increase the cost of boat ownership and possibly affect product use.

Boat manufacturers, including Cruisers Yachts and Intrepid, rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our product and operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to purchase or manufacture and sell products, resulting in an interruption in business operations and/or a loss of sales.

In addition, some components used in the boat manufacturing processes, including certain engine components, furniture, upholstery, and boat windshields, are available from a sole supplier or a limited number of suppliers. Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we and our boat manufacturers need, which could significantly disrupt our operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier's variation in a raw material, part, or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.

Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•        an outbreak of disease or facility closures due to the COVID-19 pandemic, or similar public health threat;

•        a deterioration of our relationships with suppliers;

•        events such as natural disasters, power outages, or labor strikes;

•        financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;

•        supplier manufacturing constraints and investment requirements; or

•        disruption at major global ports and shipping hubs.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.

Substantially all of our products are powered with outboard engines from Mercury Marine, Yamaha, and inboard engines from Volvo, which makes us reliant on these companies for the supply of engines.

The availability and cost of engines for our boats and yachts is critical. If we are required to replace Mercury Marine, Yamaha, or Volvo as our engine suppliers for any reason, it could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations. If we experience an interruption to our engine supply, then this could cause a decrease in products available for sale or an increase in our cost of sales, either of which could adversely affect our business, financial condition and results of operations.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Irma in 2017, mechanical failure and collision, and health issues such as the COVID-19 pandemic. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. Beginning in March 2020, we temporarily closed our facilities in the British Virgin Islands and yacht charters based on guidance from local government and health officials as a result of the COVID-19 pandemic. Additionally, our yacht charter brokerage business in Europe has slowed as a result of the COVID-19 pandemic. Yacht charters resumed during fiscal 2021, but the impact of the COVID-19 pandemic and the duration for which it may have an impact cannot be determined at this time. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance products, consisting of customer financing, insurance products, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

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

The products we sell, or services we provide, may expose us to potential liabilities for personal injury or property damage claims relating to the use of those products.

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

We manufacture and sell products that create exposure to potential claims and litigation.

Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other issues, thereby increasing the risk of litigation and potential liability, as well as regulatory fines. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, experience claims in excess of our insurance coverage or that are not covered by insurance, or be subjected to fines or penalties. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. We record accruals for known potential liabilities, but there is the possibility that actual losses may exceed these accruals and therefore negatively impact earnings.

We have a fixed cost base that can affect our profitability if demand decreases.

The fixed cost levels of operating a boat and yacht manufacturer can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

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

In addition, increases in the United States corporate income tax rates (as currently being contemplated by the legislative and federal branches) would have an adverse effect on our financial performance and financial condition. Further, related increases in capital gains rates, personal income tax rates or both could have an adverse effect on the buying power of potential customers and therefore an adverse effect on our financial performance and financial condition.

Risks Related to the Environment and Geography

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 54%, 54% and 50% of our revenue during fiscal 2019, 2020, and 2021, respectively, could have a major impact on our operations.

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

Various federal, state, and local regulatory agencies, including OSHA, EPA, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations, with respect to matters such as consumer protection, workers’ safety, and laws regarding protection of the environment, including air, water, and soil. The EPA promulgated emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. It is possible that environmental regulatory bodies (including state regulatory bodies) may impose higher emissions standards in the future for these and other marine engines. Any increased costs of producing engines resulting from current or potentially higher EPA or state standards in the future could be passed on to our company, or could result in the inability or potential unforeseen delays of our manufacturers to comply with current and future EPA or state requirements, and these potential consequences could have a material adverse effect on our business.

Certain of our facilities own and operate USTs, and ASTs for the storage of various petroleum products. USTs and ASTs are generally subject to federal, state and local laws and regulations that require testing and upgrading of tanks and remediation of contaminated soils and groundwater resulting from leaking tanks. In addition, we may be subject to civil liability to third parties for remediation costs or other damages if leakage from our owned or operated tanks migrates onto the property of others.

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

Our Product Manufacturing segment is regulated by federal, state and local environmental laws governing our use, transport and disposal of substances and control of emissions. While we are unaware of any failure to comply with these laws or any contamination at our facilities, the costs of compliance, including remediations of any discovered issues and any changes to our operations mandated by new or amended laws, may be significant, and any failures to comply could result in material expenses, delays or fines.

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

Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove USTs and ASTs containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and Superfund coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. These regulations could discourage potential buyers, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

Risks Related to Cybersecurity

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

Our business is dependent upon the efficient operation of our technology platform. The platform facilitates the interchange of information and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, marketing, sales management, as well as to prepare our consolidated financial and operating data. The failure of our technology platform to perform as designed or the failure to maintain and enhance or protect the integrity of our technology platform and those of our third-party service providers, could disrupt our business operations, impact sales and the results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks (including ransomware) pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors, and temporary staff. While we attempt to mitigate these risks by employing extensive measures, including employee training, systems, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats.

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

It is possible that we or our third-party service providers might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition, and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident, which could result in material reputational damage to us. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of an outage or breach of our informational technology systems or a cybersecurity event.

We are also subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation, effective May 2018, and the California Consumer Privacy Act, effective January 2020. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

Risks Related to Our Common Stock

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

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Retail Operations segment includes our leased corporate offices in Clearwater, Florida. We also lease 50 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own 34 properties associated with the retail locations we operate. Additionally, we own three retail locations that are currently closed as noted below. A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yachts Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
Newport Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,400	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail only, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Walton Beach	Third-party lease	3,000	Repair and service; 83 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	1,000	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,400	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,800	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta) (3)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois
Praire Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan

Sequoit Harbor Antioch	Third-party lease	85,300	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,100	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Kent Island	Third-party lease	30,500	Retail, service, and storage	2021	Kent Narrows
Joppa (3)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,800	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair
Cass Lake	Third-party lease	31,600	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,900	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Bayport	Third-party lease	500	Retail only; 10 wet slips	1996	St. Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Nisswa	Company owned	108,400	Retail, service, and storage	2021	Nisswa Lake
Missouri
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie (3)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Company owned	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Company owned	19,300	Retail and service	1972	—
Somers Point	Company owned	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Third-party lease	13,800	Retail, service, and storage	2018	—
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Marina Del Isle	Third-party lease	163,800	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie

Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie
Oklahoma
Grand Lake	Company owned	3,500	Retail and service; 23 wet slips	2019	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
San Antonio	Third-party lease	14,100	Retail and service	2019	—
Lakeway	Third-party lease	10,000	Retail only	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	32,000	Retail and service; 30 wet slips	2002	Clear Lake
Aubrey	Company owned	15,000	Retail and service	2021	—
Fort Worth	Company owned	30,000	Retail and service	2021	—
Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,900	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,300	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,100	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,300	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,200	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,600	Vacation charters; 45 wet slips	2011	Caribbean Sea

(1)	Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)	Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)	Owned location that is currently closed.

We have leased offices in the United States through the Fraser Yachts Group and Northrop & Johnson in Ft. Lauderdale, Florida and San Diego, California as well as leased offices outside the United States in Monaco, France, Italy, Spain, and the United Kingdom.

The Product Manufacturing segment operates out of three owned manufacturing properties, two in in the Green Bay, Wisconsin metropolitan area, and one in Largo, Florida. Additionally, we have one office that we own in the Green Bay, Wisconsin metropolitan area, and one leased office in Dania, Florida.

We believe that our properties are suitable and adequate for our current needs. We believe that our manufacturing facilities have adequate capacity to meet our current and anticipated demand. We believe that our properties are well maintained and in good operating condition.

Item 3.	Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2021, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HZO”. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange.

	High	Low
2019
Fourth quarter	$18.76	$14.56
2020
First quarter	$23.15	$7.25
Second quarter	$23.00	$7.80
Third quarter	$34.06	$21.93
Fourth quarter	$39.96	$25.54
2021
First quarter	$63.99	$34.14
Second quarter	$70.89	$44.06
Third quarter	$56.00	$43.75
Fourth quarter (through November 15, 2021)	$57.20	$46.10

On November 15, 2021, the closing sale price of our common stock was $56.85 per share. On November 15, 2021, there were approximately 50 record holders and approximately 23,000 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	163,673	$47.56	163,673	9,466,268
August 1, 2021 to August 31, 2021	46,504	49.12	46,504	9,419,764
September 1, 2021 to September 30, 2021	59,075	48.52	—	9,419,764
Total	269,252	$48.04	210,177	9,419,764

(1)	Under the terms of the new share repurchase program announced on March 16, 2020, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2022.
(2)

59,075 shares reported in September 2021 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2021 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2016. The calculations of cumulative shareholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our consolidated financial statements and notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Overview

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak is widespread throughout the United States (including Florida in which we generated approximately 54%, 54%, and 50% of our revenue during fiscal 2019, 2020, and 2021, respectively), and in other countries in which we operate. As a result, from March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials. Currently, all of our stores are fully operational, but the effects of COVID-19 (including the related international, federal, state, and local governmental actions and regulations) remain unpredictable. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats and obtain appropriate services.

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 79 retail locations in 21 states (as of the filing of this Annual Report on Form 10-K), we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries. In July 2020, we acquired Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries. In October 2020, we purchased all of the outstanding equity of SkipperBud’s. SkipperBud’s is one of the largest boat sales, brokerage, service and marina/storage groups in the United States. In May 2021, we purchased all of the outstanding equity of Cruisers Yachts. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts. In July 2021, we acquired Nisswa Marine, a full-service dealer located in Minnesota. In November 2021, we acquired Intrepid, a premier manufacturer of powerboats, and Texas MasterCraft, a premier watersports dealer in Northern Texas.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 32 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed two acquisitions in the fiscal year ended September 30, 2019, two acquisitions in the fiscal year ended September 30, 2020, and three acquisitions in the fiscal year ending September 30, 2021.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54%, 54%, and 50% of our revenue during fiscal 2019, 2020, and 2021, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. See Note 21 of the Notes to Consolidated Financial Statements.

As of September 30, 2021, the Retail Operations segment includes the activity of 77 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of September 30, 2021, the Product Manufacturing segment includes activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when such policies affect our reported and expected financial results.

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experiences and on various other assumptions (including future earnings) that we believe are reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities, including contingent assets and liabilities such as contingent consideration liabilities from acquisitions, which are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance of the boat, motor, and trailer by the customer and the satisfaction of our performance obligations. The transaction price is determined with the customer at the time of sale. Customers may trade in a used boat to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal observable and unobservable market data and applied as payment to the contract price for the purchased boat. At the time of acceptance, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor, or trailer. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance by the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2020 and 2021, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.6 million and $5.7 million as of September 30, 2020 and September 30, 2021, respectively.

We recognize revenue from the sale of our manufactured yachts when control of the yacht is transferred to the dealer, which is generally upon acceptance by the dealer. At the time of acceptance, the dealer is able to direct the use of, and obtain substantially all of the benefits of the yacht. We have elected to record shipping and handling activities that occur after the dealer has obtained control of the yacht as a fulfillment activity.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $24.3 million recorded as of September 30, 2019 were recognized in revenue during the fiscal year ended September 30, 2020. Total contract liabilities of approximately $31.8 million recorded as of September 30, 2020 were recognized in revenue during the fiscal year ended September 30, 2021.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consist of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. Our valuation allowance contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding the amount at which the inventory will ultimately be sold which considers forecasted market trends, model changes, and new product introductions. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and 2021, our valuation allowance for new and used boat, motor and trailer inventories was $2.4 million and $0.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

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

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2021. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions used to test for recoverability which would result in a material effect on our operating results.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2019		2020		2021
	(Amounts in thousands)
Revenue	$1,237,153	100.0%	$1,509,713	100.0%	$2,063,257	100.0%
Cost of sales	914,321	73.9%	1,111,000	73.6%	1,403,824	68.0%
Gross profit	322,832	26.1%	398,713	26.4%	659,433	32.0%
Selling, general and administrative expenses	262,300	21.2%	291,998	19.3%	449,974	21.8%
Income from operations	60,532	4.9%	106,715	7.1%	209,459	10.2%
Interest expense	11,579	0.9%	9,275	0.6%	3,665	0.2%
Income before income taxes	48,953	4.0%	97,440	6.5%	205,794	10.0%
Income tax provision	12,968	1.0%	22,806	1.5%	50,815	2.5%
Net income	$35,985	3.0%	$74,634	5.0%	$154,979	7.5%

Fiscal Year Ended September 30, 2021, Compared with Fiscal Year Ended September 30, 2020

Revenue. Revenue increased $553.5 million, or 36.7%, to approximately $2.063 billion for the fiscal year ended September 30, 2021 from $1.510 billion for the fiscal year ended September 30, 2020. Of this increase, $202.9 million was attributable to a 13.4% increase in comparable-store sales and an approximate $350.6 million net increase was related to stores opened, including acquired, or closed that were not eligible for inclusion in the comparable-store base. The increase in our comparable-store sales was primarily due to demand driven increases in new and used boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit. Gross profit increased $260.7 million, or 65.4%, to $659.4 million for the fiscal year ended September 30, 2021 from $398.7 million for the fiscal year ended September 30, 2020. Gross profit as a percentage of revenue increased to 32.0% for the fiscal year ended September 30, 2021 from 26.4% for the fiscal year ended September 30, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven price increases resulting in greater new and used boat margins and increases in our higher margin businesses, including our superyacht-services companies, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new and used boat sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $158.0 million, or 54.1%, to $450.0 million for the fiscal year ended September 30, 2021 from $292.0 million for the fiscal year ended September 30, 2020. Selling, general and administrative expenses increased as a percentage of revenue to 21.8% for the fiscal year ended September 30, 2021 from 19.3% for the fiscal year ended September 30, 2020. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses which typically carry a higher expense structure and acquisitions.

Interest Expense. Interest expense decreased $5.6 million, or 60.2%, to $3.7 million for the fiscal year ended September 30, 2021, from $9.3 million for the fiscal year ended September 30, 2020. Interest expense as a percentage of revenue decreased to 0.2% for the fiscal year ended September 30, 2021, from 0.6% for the fiscal year ended September 30, 2020. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes. Income tax expense increased $28.0 million, or 122.8%, to $50.8 million for the fiscal year ended September 30, 2021 from $22.8 million for the fiscal year ended September 30, 2020. Our effective income tax rate increased to 24.7% for fiscal year ended September 30, 2021, from 23.4% for fiscal year ended September 30, 2020. The increase in the effective income tax rate was primarily attributed to prior fiscal year state tax benefits and prior fiscal year tax benefits from stock-based compensation that did not occur for the fiscal year ended September 30, 2021.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of September 30, 2021, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2021 and 2020, cash provided by operating activities was approximately $373.9 million and $304.7 million, respectively. For the fiscal year ended September 30, 2019, cash used in operating activities was approximately $12.4 million. For the fiscal year ended September 30, 2021, cash provided by operating activities was primarily related to decreases in inventory, increases in contract liabilities (customer deposits), accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2020, cash provided by operating activities was primarily related to decreases in inventory, accounts receivable, increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and insurance proceeds received. For the fiscal year ended September 30, 2019, cash used in operating activities was primarily related to increases in inventory, accounts receivable, and prepaid expenses and other assets, partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, insurance proceeds received, and increases in accounts payable, contract liabilities, and accrued expenses and other long-term liabilities.

For the fiscal years ended September 30, 2021, 2020, and 2019, cash used in investing activities was approximately $161.1 million, $30.1 million, and $56.3 million, respectively. For the fiscal year ended September 30, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from insurance settlements. For the fiscal year ended September 30, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions. For the fiscal year ended September 30, 2019, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions.

For the fiscal years ended September 30, 2021 and 2020, cash used in financing activities was approximately $145.7 million and $158.1 million, respectively. For the fiscal year ended September 30, 2019, cash provided by financing activities was approximately $58.6 million. For the fiscal year ended September 30, 2021, cash used in financing activities was primarily attributable to net payments for short-term borrowings, purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments, partially offset by proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the fiscal year ended September 30, 2020, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, repurchase of common stock under the share repurchase program, payments on tax withholdings for equity awards, partially offset by proceeds from the issuance of common stock from our stock-based compensation plans and proceeds from long- term debt. For the fiscal year ended September 30, 2019, cash provided by financing activities was primarily attributable to net short-term borrowings as a result of increased inventory levels and proceeds from the issuance of common stock from our stock-based compensation plans, partially offset by the repurchase of common stock under the share repurchase program and payments on tax withholdings for equity awards.

In July 2021, we entered into an Amended and Restated Loan and Security Agreement, with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500.0 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility has a three-year term and expires in July 2024, subject to extension for two one-year periods, with lender approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. In October 2021, we amended the Credit Facility to allow for the transition of the benchmark interest rate used from LIBOR to the Secured Overnight Finance Rate (SOFR).

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

As of September 30, 2021, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $24.1 million and $51.7 million, respectively. As of September 30, 2021, short-term borrowings and long-term debt recorded on the Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.2 million and $0.6 million, respectively. Refer to Note 11 of the Notes to Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. Based on the information currently available to us, the COVID-19 pandemic’s impact on consumer demand is uncertain, however, we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except for possible significant acquisitions.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2021:

	Payments Due by Period Ending September 30,
	Total	Less Than 1 Year (2022)	1-3 Years (2023 and 2024)	3-5 Years (2025 and 2026)	More Than 5 Years (2027 and thereafter)
	(Amounts in thousands)
Short-term borrowings (1)	$24,136	$24,136	$—	$—	$—
Long-term debt (2)	51,680	3,587	7,174	7,174	33,745
Other liabilities (3)	13,618	6,015	7,603	—	—
Operating leases (4)	152,159	16,080	27,627	20,262	88,190
Total	$241,593	$49,818	$42,404	$27,436	$121,935

(1)

Estimates of future interest payments for short-term borrowings have been excluded in the tabular presentation. Amounts due are contingent upon the outstanding balances and the variable interest rates. Refer to Note 11 of the Notes to Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings.

(2)

The amounts included in long-term debt refers to future cash principal payments. Refer to Note 11 of the Notes to Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our long-term debt.

(3)

The amounts included in other liabilities consist primarily of our estimated liability for claims on certain workers’ compensation insurance policies and estimated future contingent consideration payments.

(4)

Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our variable interest rate short-term borrowings and long-term debt could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate would result in an increase of approximately $0.6 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term borrowings and long-term debt as of September 30, 2021 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group and Northrop & Johnson have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 2% of our total revenues in fiscal 2021.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2020 and May 2, 2021, we acquired SkipperBud’s and Cruisers Yachts, respectively. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for these reporting subsidiaries.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2021. The Company acquired Skipper Marine Holdings, Inc., and certain affiliates (SkipperBud’s) and KCS International Holdings, Inc., and certain affiliates (Cruisers Yachts), during fiscal 2021. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 SkipperBud’s and Cruisers Yachts internal control over financial reporting, which together represent approximately 12% of total assets and 16% of total revenues included in the Company’s consolidated financial statements as of and for the year ended September 30, 2021.

Our internal control over financial reporting as of September 30, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated November 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Skipper Marine Holdings, Inc., and certain affiliates (SkipperBud’s) and KCS International Holdings, Inc., and certain affiliates (Cruisers Yachts) during 2021.  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, SkipperBud’s and Cruisers Yachts’ internal control over financial reporting associated with 12% of total assets and 16% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2021. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of SkipperBud’s and Cruisers Yachts.

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
November 19, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Shareholders (the “2022 Proxy Statement”). The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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

(3)	Exhibits. See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)

Exhibit Number	Exhibit
4.2	Description of Securities.
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (3)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (3)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (3)
10.1(d)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Anthony Cassella. (4)
10.1(e)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Charles Cashman. (4)
10.2*	Amended 2008 Employee Stock Purchase Plan. (5)
10.3*	2011 Stock-Based Compensation Plan. (6)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (7)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (8)
10.4	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (15)
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (15)
10.6	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (9)
10.6(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (10)
10.6(b)	Sea Ray Sales and Service Agreement. (8)
10.6(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (9)
10.6(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (9)
10.6(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (9)
10.6(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (10)
10.6(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (10)
10.6(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (10)
10.7 †	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (11)
10.7(a) †

Amended and Restated Loan and Security Agreement, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank.

10.7(b) †	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (11)
10.7(c) †	Seventh Amended and Restated Program Terms Letter, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC.
10.8	Director Fee Share Purchase Program. (12)
10.9*	Severance Policy for Key Executives. (13)
10.10†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (14)
10.10(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (14)
10.10(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (14)
10.10(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (14)
10.11†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.p.A. (14)
10.11(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (14)
10.11(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (14)
10.11(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (14)
10.11(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (14)

Exhibit Number	Exhibit
10.12 †

Equity Purchase Agreement dated October 1, 2020, by and among Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock, and Robert Ross Tefft, Jr., Michael J. Pretasky, Jr., and MarineMax, Inc. (15)

10.13 †

Stock Purchase Agreement, dated May 2, 2021, by and between Kenneth C. Stock, Georgia Stock and the Kenneth C. Stock and Georgia Stock 2020 Trust; Kenneth C. Stock, as the representative of the Sellers; and MarineMax Products, Inc. (16)

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

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)	Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2019, as filed on November 29, 2018.
(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021, as filed on April 27, 2021.
(5)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236618) as filed February 25, 2020.
(6)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-236617) as filed February 25, 2020.
(7)	Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.

(8)     Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(9)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5, 2015.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2020, as filed on July 28, 2020.
(12)	Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.
(13)	Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.
(14)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.
(15)	Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2020, as filed on December 2, 2020.
(16)	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2021, as filed on July 27, 2021.

(c)Financial Statements Schedules

(1)	See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: November 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President (Principal Executive Officer)	November 19, 2021
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	November 19, 2021
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	November 19, 2021
William H. McGill Jr.	Director

/s/ Clint Moore	Lead Independent Director
Clint Moore		November 19, 2021

/s/ George E. Borst	Director	November 19, 2021
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	November 19, 2021

/s/ Evelyn Follit	Director	November 19, 2021
Evelyn Follit

/s/ Adam M. Johnson	Director	November 19, 2021
Adam M. Johnson

/s/ Charles R. Oglesby	Director	November 19, 2021
Charles R. Oglesby

/s/ Joseph A. Watters	Director	November 19, 2021
Joseph A. Watters

/s/ Rebecca White
Rebecca White	Director	November 19, 2021

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of October 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board (FASB).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Trade-in Used Boats

As discussed in Note 2 to the consolidated financial statements, trade-in used boat inventory is initially measured at fair value and represents a form of noncash consideration applied to the contract price of a purchased boat.  At period-end, trade-in used boats that remain in inventory are presented at the lower of cost or net realizable value. Net realizable value is equal to the initial estimated fair value at trade-in less a valuation allowance. Management estimates the initial fair value of the trade-in used boat considering publicly available and internal transactional and market participant data for comparable boats.

We identified the assessment of the fair value of the trade-in used boats as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the significant inputs used in the estimation of the fair value. The significant inputs are based on limited publicly available and internal transactional and market participant data.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the fair value of trade-in used boats, including controls over the determination of the appropriate external and internal market data for comparable used boat sales. We involved valuation professionals with specialized skills and knowledge, who assisted us in assessing management’s fair value estimation process, including our evaluation of the relevance and reliability of the publicly available and internal transactional and market participant data.  We also performed an analysis of subsequent sales proceeds and margins from the third-party sale of the trade-in used boats.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

November 19, 2021

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2020	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,493	$222,192
Accounts receivable, net	40,195	47,651
Inventories, net	298,002	230,984
Prepaid expenses and other current assets	9,637	16,692
Total current assets	503,327	517,519
Property and equipment, net	141,934	175,463
Operating lease right-of-use assets, net	37,991	104,901
Goodwill and other intangible assets, net	84,293	201,122
Other long-term assets	7,774	8,818
Total assets	$775,319	$1,007,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,343	$25,739
Contract liabilities (customer deposits)	31,821	100,660
Accrued expenses	51,616	86,594
Short-term borrowings	144,393	23,943
Current maturities on long-term debt	507	3,587
Current operating lease liabilities	6,854	10,570
Total current liabilities	272,534	251,093
Long-term debt, net of current maturities	7,343	47,498
Noncurrent operating lease liabilities	33,473	96,956
Deferred tax liabilities, net	4,509	9,268
Other long-term liabilities	2,063	8,116
Total liabilities	319,922	412,931
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2020 and 2021	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 28,130,312 and 28,588,863 shares issued and 21,863,291 and 21,821,842 shares outstanding as of September 30, 2020 and 2021, respectively	28	29
Additional paid-in capital	280,436	288,901
Accumulated other comprehensive income	829	648
Retained earnings	277,699	432,678
Treasury stock, at cost, 6,267,021 and 6,767,021 shares held as of September 30, 2020 and 2021, respectively	(103,595)	(127,364)
Total shareholders’ equity	455,397	594,892
Total liabilities and shareholders’ equity	$775,319	$1,007,823

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2019	2020	2021
Revenue	$1,237,153	$1,509,713	$2,063,257
Cost of sales	914,321	1,111,000	1,403,824
Gross profit	322,832	398,713	659,433
Selling, general and administrative expenses	262,300	291,998	449,974
Income from operations	60,532	106,715	209,459
Interest expense	11,579	9,275	3,665
Income before income tax provision	48,953	97,440	205,794
Income tax provision	12,968	22,806	50,815
Net income	$35,985	$74,634	$154,979
Basic net income per common share	$1.61	$3.46	$7.04
Diluted net income per common share	$1.57	$3.37	$6.78
Weighted average number of common shares used in computing net income per common share:
Basic	22,294,114	21,547,665	22,010,130
Diluted	22,881,147	22,125,338	22,859,498

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2019	2020	2021
Net income	$35,985	$74,634	$154,979

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(669)	1,498	(300)
Interest rate swap contract	—	—	119
Total other comprehensive (loss) income, net of tax	(669)	1,498	(181)

Comprehensive income	$35,316	$76,132	$154,798

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Accumulated
			Additional	Other			Total
	Common Stock Issued		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Stock	Equity
BALANCE, September 30, 2018	27,141,267	$27	$262,250	$—	$166,071	$(75,256)	$353,092
Net income	—	—	—	—	35,985	—	35,985
Purchase of treasury stock	—	—	—	—	—	(27,708)	(27,708)
Shares issued pursuant to employee stock purchase plan	62,287	—	1,022	—	—	—	1,022
Shares issued upon vesting of equity awards, net of minimum tax withholding	174,606	—	(1,216)	—	—	—	(1,216)
Shares issued upon exercise of stock options	119,275	1	1,389	—	—	—	1,390
Stock-based compensation	11,038	—	6,524	—	—	—	6,524
Other comprehensive loss	—	—	—	(669)	—	—	(669)
Cumulative effect of change in accounting principle - revenue recognition, net of tax	—	—	—	—	399	—	399
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	74,634	—	74,634
Purchase of treasury stock	—	—	—	—	—	(631)	(631)
Shares issued pursuant to employee stock purchase plan	94,741	—	1,004	—	—	—	1,004
Shares issued upon vesting of equity awards, net of minimum tax withholding	228,304	—	(1,659)	—	—	—	(1,659)
Shares issued upon exercise of stock options	286,702	—	3,625	—	—	—	3,625
Stock-based compensation	12,092	—	7,497	—	—	—	7,497
Other comprehensive income	—	—	—	1,498	—	—	1,498
Cumulative effect of change in accounting principle - leases, net of tax	—	—	—	—	610	—	610
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	154,979	—	154,979
Purchase of treasury stock	—	—	—	—	—	(23,769)	(23,769)
Shares issued pursuant to employee stock purchase plan	121,984	—	1,578	—	—	—	1,578
Shares issued upon vesting of equity awards, net of minimum tax withholding	254,521	1	(3,910)	—	—	—	(3,909)
Shares issued upon exercise of stock options	77,079	—	1,048	—	—	—	1,048
Stock-based compensation	4,967	—	9,749	—	—	—	9,749
Other comprehensive income	—	—	—	(181)	—	—	(181)
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$594,892

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2019	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,985	$74,634	$154,979
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,597	12,772	15,606
Deferred income tax provision	4,384	3,157	4,759
Loss on sale of property and equipment	956	366	—
Proceeds from insurance settlements	475	703	941
Stock-based compensation expense	6,524	7,497	9,749
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(5,071)	2,584	(627)
Inventories, net	(84,330)	179,466	139,833
Prepaid expenses and other assets	(3,182)	101	(1,862)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	8,701	2,887	(16,128)
Contract liabilities (customer deposits)	6,804	7,411	60,960
Accrued expenses and other liabilities	4,731	13,097	5,671
Net cash (used in) provided by operating activities	(12,426)	304,675	373,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,061)	(12,807)	(26,125)
Proceeds from insurance settlements	461	—	1,099
Cash used in acquisition of businesses, net of cash acquired	(40,713)	(19,766)	(134,205)
Purchases of investments	—	—	(2,250)
Proceeds from sale of property and equipment	979	2,464	350
Net cash used in investing activities	(56,334)	(30,109)	(161,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on short-term borrowings	85,580	(167,672)	(162,655)
Proceeds from long-term debt	—	7,437	46,375
Payments for long-term debt	—	(41)	(2,404)
Payments for debt issuance costs	—	—	(1,081)
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	2,412	4,629	2,626
Contingent acquisition consideration payments	(129)	(148)	(2,640)
Payments on tax withholdings for equity awards	(1,525)	(1,703)	(2,196)
Purchase of treasury stock	(27,708)	(631)	(23,769)
Net cash provided by (used in) financing activities	58,630	(158,129)	(145,744)
Effect of exchange rate changes on cash	(181)	545	(307)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(10,311)	116,982	66,699
CASH AND CASH EQUIVALENTS, beginning of year	48,822	38,511	155,493
CASH AND CASH EQUIVALENTS, end of year	$38,511	$155,493	$222,192
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,669	$13,082	$4,452
Income taxes	9,152	18,930	53,356
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	—	42,070	—
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	—	43,953	—
Accrued tax withholdings upon vesting of equity awards	1,198	1,153	2,866
Contingent consideration liabilities from acquisitions	640	2,270	10,640
Accrued acquisition of property and equipment	995	491	—

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We also offer the charter of power yachts in the British Virgin Islands. As of September 30, 2021, we operated through 77 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 27% of our revenue in fiscal 2021. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 13%, respectively, of our revenue in fiscal 2021. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 10% of our revenue in fiscal 2021. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

From March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials as a result of the COVID-19 pandemic. We are following guidelines to ensure we are safely operating as recommended. As the COVID-19 pandemic is complex and evolving rapidly with many unknowns, the Company will continue to monitor ongoing developments and respond accordingly. Management expects its business, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54%, 54% and 50% of our revenue during fiscal 2019, 2020, and 2021, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consist of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2020 and 2021, our valuation allowance for new and used boat, motor and trailer inventories was $2.4 million and $0.4 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

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

We remove the cost of property and equipment sold or retired and the related accumulated depreciation from the accounts at the time of disposition and include any resulting gain or loss in the accompanying Consolidated Statements of Operations. We charge maintenance, repairs, and minor replacements to operations as incurred, and we capitalize and amortize major replacements and improvements over their useful lives.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

We account for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. Based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment test.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2021.

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

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance of the boat, motor, and trailer by the customer and the satisfaction of our performance obligations. The transaction price is determined with the customer at the time of sale. Customers may trade in a used boat to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal observable and unobservable market data and applied as payment to the contract price for the purchased boat. At the time of acceptance, the customer is able to direct the use of, and obtain substantially all of the benefits of the boat, motor, or trailer. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance by the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2020 and 2021, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $2.6 million and $5.7 million as of September 30, 2020 and September 30, 2021, respectively.

We recognize revenue from the sale of our manufactured yachts when control of the yacht is transferred to the dealer, which is generally upon acceptance by the dealer. At the time of acceptance, the dealer is able to direct the use of, and obtain substantially all of the benefits of the yacht. We have elected to record shipping and handling activities that occur after the dealer has obtained control of the yacht as a fulfillment activity.

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $24.3 million recorded as of September 30, 2019 were recognized in revenue during the fiscal year ended September 30, 2020. Total contract liabilities of approximately $31.8 million recorded as of September 30, 2020 were recognized in revenue during the fiscal year ended September 30, 2021.

We recognize deferred revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize income from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition by reportable segment for the fiscal years ended September 30,

	Retail Operations			Product Manufacturing
	2019	2020	2021	2019	2020	2021
Goods and services transferred at a point in time	90.8%	92.7%	91.6%	—	—	100.0%
Goods and services transferred over time	9.2%	7.3%	8.4%	—	—	—
Revenue	100.0%	100.0%	100.0%	—	—	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the fiscal years ended September 30,

	2021
	Retail Operations	Product Manufacturing	Total
New boat sales	70.3%	100.0%	70.5%
Used boat sales	11.0%	—	10.9%
Maintenance, repair, storage, and charter services	7.1%	—	7.1%
Finance and insurance products	2.7%	—	2.7%
Parts and accessories	3.2%	—	3.2%
Brokerage sales	5.7%	—	5.6%
Revenue	100.0%	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	Retail Operations	Product Manufacturing	Total
New boat sales	70.2%	—	70.2%
Used boat sales	15.1%	—	15.1%
Maintenance, repair, storage, and charter services	6.4%	—	6.4%
Finance and insurance products	2.7%	—	2.7%
Parts and accessories	3.0%	—	3.0%
Brokerage sales	2.6%	—	2.6%
Revenue	100.0%	—	100.0%

	2019
	Retail Operations	Product Manufacturing	Total
New boat sales	70.1%	—	70.1%
Used boat sales	14.9%	—	14.9%
Maintenance, repair, storage, and charter services	6.9%	—	6.9%
Finance and insurance products	2.6%	—	2.6%
Parts and accessories	3.6%	—	3.6%
Brokerage sales	1.9%	—	1.9%
Revenue	100.0%	—	100.0%

Stock-Based Compensation

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for estimating the fair value of stock option grants and shares purchased under our Employee Stock Purchase Plan. We measure compensation for restricted stock awards and restricted stock units at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock on the grant date. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2021.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $18.8 million, $14.0 million and $14.8 million, net of related co-op assistance, which was not material to the consolidated financial statements, for the fiscal years ended September 30, 2019, 2020, and 2021, respectively.

Income Taxes

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, valuation of contingent consideration liabilities, and valuation of accruals. Actual results could differ materially from those estimates.

Segment Reporting

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements. Where applicable, all prior periods presented have been revised to conform to the change in reportable segments. See Note 21.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

Accounting for Leases

We adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective October 1, 2019 the first day of fiscal 2020. We elected the package of practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. Consequently, on adoption, we recognized additional operating lease liabilities of $44.0 million and right-of-use (“ROU”) assets of $42.1 million. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components. We recognized a net after-tax cumulative effect adjustment to retained earnings of $0.6 million as of the date of adoption. See Note 8 for additional information on our leases.

Other New Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2018-05 effective October 1, 2020 the first day of fiscal 2021. The adoption of this standard had no impact on our consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We adopted ASU 2016-13 effective October 1, 2020 the first day of fiscal 2021. The adoption of this standard had no impact on our consolidated financial statements.

4.  FAIR VALUE MEASUREMENTS:

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Consolidated Balance Sheets as of September 30,

	2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$150	$—	$150
Liabilities:
Contingent consideration liabilities	$—	$—	$12,364	$12,364

	2020
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Liabilities:
Contingent consideration liabilities	$—	$—	$2,960	$2,960

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2020, and 2021.

The fair value of the Company’s interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income.

We estimate the fair value of our contingent consideration liabilities using a probability-weighted discounted cash flow model. The contingent consideration liabilities are estimated based on forecasted pre-tax earnings as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The fair value of the contingent consideration liabilities, which reflect Level 3 inputs, is reassessed on a quarterly basis. The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the fiscal the years ended September 30, 2020 and 2021:

Contingent Consideration Liabilities
(Amounts in thousands)
Balance as of September 30, 2019	$845
Additions from business acquisitions	2,270
Settlement of contingent consideration liabilities	(148)
Change in fair value and net present value of contingency	(7)
Balance as of September 30, 2020	$2,960
Additions from business acquisitions	10,640
Settlement of contingent consideration liabilities	(3,000)
Change in fair value and net present value of contingency	1,764
Balance as of September 30, 2021	$12,364

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30,

	2020		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$7,396	$7,396	$6,872	$6,899
Mortgage facility payable to Seacoast National Bank	—	—	17,529	17,675
Mortgage facility payable to Hancock Whitney Bank	—	—	27,089	27,106

5.  ACCOUNTS RECEIVABLE:

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

Accounts receivable are presented net of an allowance for expected credit losses. The allowance for expected credit losses, which was not material to the consolidated financial statements as of September 30, 2020 or 2021, was based on our consideration of past collection experience, current information, and reasonable and supportable forecasts.

Accounts receivable, net consisted of the following as of September 30,

	2020	2021
	(Amounts in thousands)
Trade receivables, net	$31,289	$38,953
Amounts due from manufacturers	7,575	7,344
Other receivables	1,331	1,354
Accounts receivable, net	$40,195	$47,651

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INVENTORIES:

Inventories, net consisted of the following as of September 30,

	2020	2021
	(Amounts in thousands)
New and used boats, motors, and trailers	$289,291	$193,888
Parts, accessories, and other	8,711	13,779
Work-in-process	—	11,358
Raw materials	—	11,959
Inventories, net	$298,002	$230,984

7.  PROPERTY AND EQUIPMENT:

Property and equipment, net consisted of the following as of September 30,

	2020	2021
	(Amounts in thousands)
Land	$55,549	$57,330
Buildings and improvements	115,394	137,271
Machinery and equipment	39,416	54,510
Furniture and fixtures	5,233	5,897
Vehicles	12,612	18,269
Gross property and equipment	228,204	273,277
Less: accumulated depreciation and amortization	(86,270)	(97,814)
Property and equipment, net	$141,934	$175,463

Depreciation and amortization expense on property and equipment totaled approximately $11.6 million, $12.8 million, and $13.9 million, for the fiscal years ended September 30, 2019, 2020, and 2021, respectively.

8.  LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of September 30, 2021, the weighted-average remaining lease term for our leases was approximately 12 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in the accompanying Consolidated Balance Sheets. For the fiscal years ended September 30, 2019, 2020, and 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $12.8 million, $13.9 million, and $24.1 million, of which approximately $0.4 million, $0.5 million, and $0.7 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

Substantially all of our lease agreements include fixed rental payments. Certain of our lease agreements include fixed rental payments that are adjusted periodically by a fixed rate or changes in an index. The fixed payments, including the effects of changes in the fixed rate or amount, and renewal options reasonably certain to be exercised, are included in the measurement of the related lease liability. Most of our real estate leases include one or more options to renew, with renewal terms that can extend the lease term from

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one to five years or more. The exercise of lease renewal options is at our sole discretion. If it is reasonably certain that we will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of our right of use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2021, the weighted-average discount rate used was approximately 5.6%.

As of September 30, 2021, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2022	$16,080
2023	14,913
2024	12,714
2025	10,315
2026	9,947
Thereafter	88,190
Total lease payments	152,159
Less: interest	(44,633)
Present value of lease liabilities	$107,526

The following table sets forth supplemental cash flow information related to leases for the fiscal years ended September 30,

	2019	2020	2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$10,209	$16,917
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$3,811	$74,097

The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accrued expenses and other liabilities in the accompanying Consolidated Statements of Cash Flows.

9.  GOODWILL, INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In July 2021 we purchased Nisswa Marine, Inc. a full-service dealer located in Nisswa, Minnesota. Goodwill and other intangible assets associated with the Nisswa Marine acquisition was approximately $15.3 million.

In May 2021, we purchased all of the outstanding equity of KCS International Holdings, Inc., and certain affiliates (“Cruisers Yachts”) for an aggregate purchase price of $62.7 million, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. The former owners of Cruisers Yachts are subject to certain customary post-closing covenants and indemnities.

The following table summarizes the consideration paid for Cruisers Yachts and the allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)
Consideration:
Fair value of total consideration transferred	$61,448

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets, net of cash acquired of $5,993	$29,869
Property and equipment	12,126
Intangible assets	4,602
Current liabilities	(25,283)
Total identifiable net assets acquired:	21,314
Goodwill	$40,134
Total	$61,448

The fair value of current assets acquired includes accounts receivable and inventory of approximately $3.1 million and $26.2 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $11.7 million, accrued expenses of approximately $10.3 million, and accounts payable of approximately $3.0 million. The intangible assets acquired include the trade name and customer relationships. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The majority of the goodwill is expected to be deductible for tax purposes. The customer relationships have a weighted average useful life of approximately 2.0 years. The tradename has an indefinite life. Our results for fiscal 2021 include results from Cruisers Yachts between May 2, 2021 and September 30, 2021. Refer to Note 21 for disclosure of the revenues and income from operations. We have not disclosed the pro forma effect of Cruisers Yachts’ financial information for fiscal 2020 and prior to acquisition on May 2, 2021, because it is not practical to obtain for comparative purposes and as such is not presented because Cruisers Yachts’ historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In October 2020, we purchased all of the outstanding equity of Skipper Marine Holdings, Inc., and certain affiliates (“SkipperBud’s”) for an aggregate purchase price of $55.0 million, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of SkipperBud’s (“Skippers Sellers”), have the opportunity to earn additional consideration as part of an contingent consideration liability subject to the achievement of certain pre-tax earnings levels. The maximum amount of consideration that can be paid under the contingent consideration liability is approximately $9.3 million. The fair value of $8.2 million of the contingent consideration liability arrangement was estimated by a third party valuation expert by applying an income valuation approach. The contingent consideration liability was estimated based on forecasted pre-tax earnings as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The Skippers Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of SkipperBud’s enhances our sales, brokerage, service and marina/storage presence in the Great Lakes region and West Coast of the Unites States.

The following table summarizes the consideration paid for SkipperBud’s and the allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $30,615	$50,261
Contingent consideration liability	8,200
Fair value of total consideration transferred	$58,461

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets, net of cash acquired of $30,615	$50,688
Property and equipment	4,859
Intangible assets	1,978
Current liabilities	(55,427)
Total identifiable net assets acquired:	2,098
Goodwill	$56,363
Total	$58,461

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of current assets acquired includes accounts receivable and inventory of approximately $5.4 million and $42.3 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $30.5 million, accrued expenses of approximately $14.6 million, and customer deposits of approximately $7.5 million. We recorded approximately $56.4 million in goodwill and approximately $2.0 million of other identifiable intangibles (trade name and customer relationships) in connection with the SkipperBud’s acquisition. The goodwill represents our enhanced geographic reach and brand infrastructure in the Great Lakes region and West Coast of the Unites States. The majority of the goodwill is expected to be deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 3.3 years. For fiscal 2021, SkipperBud’s revenue was approximately $302.6 million and income before taxes was approximately $31.3 million. We have not disclosed the pro forma effect of SkipperBud’s financial information for fiscal 2020 because it is not practical to obtain for comparative purposes and as such is not presented because SkipperBud’s historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In July 2020, we purchased Northrop & Johnson, a leading superyacht brokerage and services company. In March 2020, we purchased Boatyard, a digital platform with an expansive range of on-demand services to streamline the boating experience by qualified service providers from a smartphone.

Goodwill and other intangible assets increased, primarily due to acquisitions, by $20.2 million and $116.8 million, for the fiscal years ended September 30, 2020 and 2021, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $16.8 million and $110.8 million, for the fiscal years ended September 30, 2020 and 2021, respectively. In total, current and previous acquisitions have resulted in the recording of $84.3 million and $201.1 million in goodwill and other intangible assets as of September 30, 2020 and 2021, respectively.

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

The following table sets forth the changes in carrying amount of goodwill by reportable segment for the fiscal years ended September 30, 2020 and 2021:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2019	$64,006	$—	$64,006
Goodwill acquired	19,614	—	19,614
Foreign currency translation	620	—	620
Balance as of September 30, 2020	$84,240	$—	$84,240
Goodwill acquired	71,306	40,134	111,440
Foreign currency translation	(117)	—	(117)
Balance as of September 30, 2021	$155,429	$40,134	$195,563

Other long-term assets as of September 30, 2020 and 2021 of $7.8 million and $8.8 million, respectively, are primarily long-term deposits and other long-term investments.

10.  ACCRUED EXPENSES:

Accrued expenses consisted of the following as of September 30,

	2020	2021
	(Amounts in thousands)
Payroll accruals	$23,142	$42,138
Customer and storage accruals	11,381	17,390
Sales and other taxes payable	5,829	8,462
Other accruals	11,264	18,604
Accrued expenses	$51,616	$86,594

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. In July 2021, the Company amended its Credit Facility to increase the borrowing availability to $500.0 million, extend the term to expire by one year to July 2024, with two one-year options to renew, subject to lender approval, and modify certain provisions to provide additional liquidity to the Company. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500.0 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility expires in July 2024, subject to extension for two one-year periods, with lender approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. In October 2021, we amended the Credit Facility to allow for the transition of the benchmark interest rate used from LIBOR to the Secured Overnight Finance Rate (SOFR).

As of September 30, 2021, we were in compliance with all covenants under the Credit Facility.

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

As of September 30, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $24.1 million, and included unamortized debt issuance costs of approximately $0.2 million. As of September 30, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 4.20%. As of September 30, 2021, our additional available borrowings under our Credit Facility were approximately $79.0 million based upon the outstanding borrowing base availability.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

The below table summarizes the Company's long-term debt.

September 30, 2021
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 2.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,899
Mortgage facility payable to Seacoast National Bank bearing interest at 3.00% (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	27,106
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.00% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $26.1 million at September 30, 2021.	—
Total long-term debt	51,680
Less: current portion	(3,587)
Less: unamortized portion of debt issuance costs	(595)
Long-term debt, net current portion and unamortized debt issuance costs	$47,498

As of September 30, 2020, we had approximately $7.4 million under the mortgage facility payable to Flagship Bank.

As of September 30, 2021, the aggregate maturities of long-term debt by fiscal year are summarized as follows:

(Amounts in thousands)
2022	$3,587
2023	3,587
2024	3,587
2025	3,587
2026	3,587
Thereafter	33,745
Total long-term debt	$51,680

12.  INCOME TAXES:

Income before income tax provision consisted of the following components for the fiscal years ended September 30,

	2019	2020	2021
	(Amounts in thousands)
Income before income tax provision:
United States	$46,986	$94,854	$202,643
Other	1,967	2,586	3,151
Total	$48,953	$97,440	$205,794

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2019	2020	2021
	(Amounts in thousands)
Current provision:
Federal	$7,933	$17,654	$38,028
Foreign	516	654	1,516
State	135	1,365	6,527
Total current provision	$8,584	$19,673	$46,071
Deferred provision:
Federal	$2,285	$2,262	$4,201
Foreign	—	—	—
State	2,099	871	543
Total deferred provision	4,384	3,133	4,744
Total income tax provision	$12,968	$22,806	$50,815

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2019	2020	2021
Federal tax provision	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1%	3.1%	3.7%
Stock-based compensation	—	(0.5)%	(0.7)%
Valuation allowance	(0.1)%	(0.2)%	—
Foreign rate differential	0.2%	0.1%	0.1%
Other	1.3%	(0.1)%	0.6%
Effective tax rate	26.5%	23.4%	24.7%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2020	2021
	(Amounts in thousands)
Deferred tax assets:
Inventories	$808	$771
Operating lease liabilities	9,926	25,924
Accrued expenses	640	1,225
Stock-based compensation	2,170	2,810
Tax loss carryforwards	810	667
Other	268	852
Total long-term deferred tax assets	$14,622	$32,249
Deferred tax liabilities:
Depreciation and amortization	(9,095)	(16,226)
Operating lease right-of-use assets	(10,036)	(25,291)
Total long-term deferred tax liabilities	$(19,131)	$(41,517)
Net deferred tax liabilities	$(4,509)	$(9,268)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2021, we have no available taxable income in prior carryback years, limited reversals of existing deferred tax liabilities or prudent and

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon generating future taxable income.

As of September 30, 2017, we no longer had federal NOL carryforwards for federal income tax purposes. As of September 30, 2021, the Company has state NOL carryforwards of approximately $11.4 million for state income tax purposes, which resulted in a deferred tax asset of $0.7 million, and expire at various dates from 2029 through 2032.

Significant judgment is required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the consolidated financial statements only when it is more likely than not that the positions will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

We are subject to tax by federal, state, and foreign taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2018, we are not subject to assessments prior to the 2015 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2016 calendar year for the majority of the foreign jurisdictions.

13.  SHAREHOLDERS’ EQUITY:

In March 2020, our Board of Directors approved a new share repurchase plan allowing the Company to repurchase up to 10 million shares of our common stock through March 2022. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2021 we had purchased an aggregate of 6,767,021 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $127.4 million. As of September 30, 2021, approximately 9.4 million shares remained available for future purchases under the share repurchase program.

14.  STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 16) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units (Note 17) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Stock-based compensation expense recorded in selling, general, and administrative expenses was approximately $6.5 million, $7.5 million, and $9.7 million, for the fiscal years ended September 30, 2019, 2020, and 2021, respectively.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2019, 2020 and 2021 was approximately $2.4 million, $4.6 million, and $2.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

15. THE INCENTIVE STOCK PLANS:

In February 2020, our shareholders approved a proposal to amend the 2011 Stock-Based Compensation Plan (“2011 Plan”) to increase the 3,200,456 share threshold by 1,000,000 shares to 4,200,456 shares. In January 2011, our shareholders approved a proposal to authorize our 2011 Plan, which replaced our 2007 Incentive Compensation Plan (“2007 Plan”). Our 2011 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2011 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. Subsequent to the February 2020 amendment described above, the total number of shares of our common stock that may be subject to awards under the 2011 Plan is equal to 4,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan, which was 200,456 shares at the time of approval of the 2011 Plan; (ii) the number of shares with respect to which awards granted under the 2011 Plan and the 2007 Plan terminate without the issuance of the shares or where the

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares are forfeited or repurchased; (iii) with respect to awards granted under the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2011 Plan or the 2007 Plan. The 2011 Plan terminates in February 2030, and awards may be granted at any time during the life of the 2011 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2011 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2020 through September 30, 2021:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2020	1,275,415	196,329	$2,636	$12.12	2.5
Options granted	(5,000)	5,000		48.52
Options cancelled/forfeited/expired	10,000	(10,000)		7.54
Options exercised	—	(76,079)		13.68
Restricted stock awards granted	(344,616)	—		—
Restricted stock awards forfeited	6,325	—		—
Additional shares of stock issued	(24,063)	—		—
Balance as of September 30, 2021	918,061	115,250	$4,085	$13.08	1.9
Exercisable as of September 30, 2021		110,916	$4,044	$12.06	2.0

No options were granted during the fiscal years ended September 30, 2019, and 2020. The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2021 was $25.29. The total intrinsic value of options exercised during the fiscal years ended September 30, 2019, 2020 and 2021 was approximately $1.4 million, $3.8 million, and $1.8 million, respectively.

As of September 30, 2021, there was approximately $0.1 million of unrecognized compensation costs related to non-vested options that are expected to be recognized over a weighted average period of 2.0 years.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

16.  EMPLOYEE STOCK PURCHASE PLAN:

In February 2019, our shareholders approved a proposal to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 1,500,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2019	2020	2021
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	0.8%	0.1%
Volatility	48.3%	69.7%	69.6%
Expected life	Six months	Six months	Six months

As of September 30, 2021, we had issued 1,139,547 shares of common stock under our Stock Purchase Plan.

17.  RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to officers, and vesting period for time-based awards. Officer performance-based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2020 through September 30, 2021:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2020	902,631	$18.08
Changes during the period:
Awards granted	344,616	$30.54
Awards vested	(329,493)	$19.32
Awards forfeited	(6,325)	$19.82
Non-vested balance as of September 30, 2021	911,429	$22.33

As of September 30, 2021, we had approximately $11.1 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

18.  NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share for the fiscal years ended September 30,

	2019	2020	2021
Weighted average common shares outstanding used in calculating basic net income per share	22,294,114	21,547,665	22,010,130
Effect of dilutive options and non-vested restricted stock awards	587,033	577,673	849,368
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,881,147	22,125,338	22,859,498

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended September 30, 2019, 2020, and 2021 there were 10,988, 9,650, and 1,619 weighted average shares of options outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19.  COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2021, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal years ended September 30, 2019, and 2020, we incurred costs associated with store closings and lease terminations of approximately $3.1 million and $1.7 million, respectively. During the fiscal year ended September 30, 2021, we incurred no costs associated with store closings and lease terminations. The store closing costs have been included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit for our insurance carriers in the amount of $1.6 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20.  EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we matched 50% of participants’ contributions, up to a maximum of 5% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $2.3 million, $2.7 million, and $5.0 million for the fiscal years ended September 30, 2019, 2020 and 2021, respectively.

21.  SEGMENT INFORMATION:

Change in Reportable Segments

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing.

Reportable Segments

The Company’s segments are defined by management’s reporting structure and operating activities. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews operational income statement information by segment for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM is not provided asset information by segment. The Company’s reportable segments are the following:

Retail Operations. As of September 30, 2021, the Retail Operations segment includes the sale of new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. The Retail Operations segment includes the majority of all corporate costs.

Product Manufacturing. As of September 30, 2021, the Product Manufacturing segment includes activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the fiscal years ended September 30,

	2019	2020	2021
	(Amounts in thousands)
Depreciation:
Retail Operations	$11,583	$12,756	$13,821
Product Manufacturing	—	—	32
Depreciation	$11,583	$12,756	$13,853
Amortization:
Retail Operations	$14	$16	$1,429
Product Manufacturing	—	—	324
Amortization	$14	$16	$1,753

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the fiscal years ended September 30,

	2019	2020	2021
	(Amounts in thousands)
Revenue:
Retail Operations	$1,237,153	$1,509,713	$2,043,613
Product Manufacturing	—	—	44,000
Elimination of intersegment revenue	—	—	(24,356)
Revenue	$1,237,153	$1,509,713	$2,063,257
Income from operations:
Retail Operations	$60,532	$106,715	$207,034
Product Manufacturing	—	—	6,940
Elimination of intersegment income from operations	—	—	(4,515)
Income from operations	$60,532	$106,715	$209,459