Form 10-Q
period 2021-12-31
MARINEMAX INC
filed 2022-02-01
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on January 27, 2022 was 21,919,184 .

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2020	2021
Revenue	$411,524	$472,691
Cost of sales	288,123	305,492
Gross profit	123,401	167,199

Selling, general, and administrative expenses	91,417	119,997
Income from operations	31,984	47,202

Interest expense	1,268	637
Income before income tax provision	30,716	46,565

Income tax provision	7,116	10,622
Net income	$23,600	$35,943

Basic net income per common share	$1.07	$1.64

Diluted net income per common share	$1.04	$1.59

Weighted average number of common shares used in computing net income per common share:

Basic	22,025,898	21,899,264
Diluted	22,745,125	22,663,694

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2020	2021
Net income	$23,600	$35,943

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,115	(489)
Interest rate swap contract	(195)	93
Total other comprehensive income (loss), net of tax	920	(396)

Comprehensive income	$24,520	$35,547

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,192	$216,315
Accounts receivable, net	47,651	39,468
Inventories, net	230,984	325,396
Prepaid expenses and other current assets	16,692	16,736
Total current assets	517,519	597,915
Property and equipment, net of accumulated depreciation of $97,814 and $102,155	175,463	217,513
Operating lease right-of-use assets, net	104,901	101,835
Goodwill and other intangible assets, net	201,122	247,116
Other long-term assets	8,818	10,757
Total assets	$1,007,823	$1,175,136
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,739	$27,244
Contract liabilities (customer deposits)	100,660	144,550
Accrued expenses	86,594	81,437
Short-term borrowings	23,943	113,461
Current maturities on long-term debt	3,587	3,587
Current operating lease liabilities	10,570	9,641
Total current liabilities	251,093	379,920
Long-term debt, net of current maturities	47,498	46,623
Noncurrent operating lease liabilities	96,956	94,913
Deferred tax liabilities, net	9,268	13,161
Other long-term liabilities	8,116	7,167
Total liabilities	412,931	541,784
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2021 and December 31, 2021	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,588,863 and 28,743,957 shares issued and 21,821,842 and 21,976,936 shares outstanding as of September 30, 2021 and December 31, 2021, respectively	29	29
Additional paid-in capital	288,901	291,814
Accumulated other comprehensive income	648	252
Retained earnings	432,678	468,621
Treasury stock, at cost, 6,767,021 shares held as of September 30, 2021 and December 31, 2021	(127,364)	(127,364)
Total shareholders’ equity	594,892	633,352
Total liabilities and shareholders’ equity	$1,007,823	$1,175,136

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$594,892
Net income	—	—	—	—	35,943	—	35,943
Shares issued pursuant to employee stock purchase plan	22,399	—	924	—	—	—	924
Shares issued upon vesting of equity awards, net of minimum tax withholding	111,011	—	(1,429)	—	—	—	(1,429)
Shares issued upon exercise of stock options	21,000	—	155	—	—	—	155
Stock-based compensation	684	—	3,263	—	—	—	3,263
Other comprehensive loss	—	—	—	(396)	—	—	(396)
BALANCE, December 31, 2021	28,743,957	$29	$291,814	$252	$468,621	$(127,364)	$633,352

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	23,600	—	23,600
Shares issued pursuant to employee stock purchase plan	83,572	—	740	—	—	—	740
Shares issued upon vesting of equity awards, net of minimum tax withholding	121,303	—	(871)	—	—	—	(871)
Shares issued upon exercise of stock options	56,746	—	783	—	—	—	783
Stock-based compensation	1,777	—	2,013	—	—	—	2,013
Other comprehensive income	—	—	—	920	—	—	920
BALANCE, December 31, 2020	28,393,710	$28	$283,101	$1,749	$301,299	$(103,595)	$482,582

See accompanying Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,600	$35,943
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,814	4,496
Deferred income tax provision	1,402	(91)
Loss (gain) on sale of property and equipment	98	(48)
Stock-based compensation expense	2,013	3,263
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	2,123	10,750
Inventories, net	(38,572)	(70,265)
Prepaid expenses and other assets	(1,956)	358
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(16,520)	(118)
Contract liabilities (customer deposits)	16,134	26,576
Accrued expenses and other liabilities	(4,975)	(2,785)
Net cash (used in) provided by operating activities	(12,839)	8,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,045)	(23,856)
Cash used in acquisition of businesses, net of cash acquired	(48,261)	(67,071)
Purchases of investments	—	(1,750)
Proceeds from sale of property and equipment	129	99
Net cash used in investing activities	(55,177)	(92,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on short-term borrowings	(11,492)	86,088
Proceeds from long-term debt	46,375	—
Payments for long-term debt	(377)	(875)
Payments for debt issuance costs	(910)	—
Contingent acquisition consideration payments	—	(3,000)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,523	1,079
Payments on tax withholdings for equity awards	(2,024)	(4,296)
Net cash provided by financing activities	33,095	78,996
Effect of exchange rate changes on cash	367	(374)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,554)	(5,877)
CASH AND CASH EQUIVALENTS, beginning of period	155,493	222,192
CASH AND CASH EQUIVALENTS, end of period	$120,939	$216,315
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,095	$573
Income taxes	2,388	103
Non-cash items:
Contingent consideration liabilities from acquisitions	8,200	6,030

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We also offer the charter of power yachts in the British Virgin Islands. As of December 31, 2021, we operated through 79 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats (“Intrepid”) is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner.

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

In November 2021, we acquired Intrepid, a premier manufacturer of powerboats, and Texas Marine Holdings (“Texas MasterCraft”), a premier watersports dealer in Northern Texas. Intrepid is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Texas MasterCraft specializes in ski and wakeboard boats. The activity of Intrepid is included in our Product Manufacturing segment. The activity of Texas MasterCraft is included in our Retail Operations segment.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54% and 50% of our revenue during fiscal 2020 and 2021, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather, such as Hurricane Sandy in 2012 or Hurricanes Harvey and Irma in 2017, environmental conditions, and specific events, such as the

BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the three months ended December 31, 2021, are not necessarily indicative of the results that may be expected in future periods.

The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying Unaudited Condensed Consolidated Financial Statements include valuation allowances, valuation of goodwill and intangible assets, and valuation of long-lived assets. Actual results could differ from those estimates.

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements. Where applicable, all prior periods presented have been revised to conform to the change in reportable segments. See Note 18.

All references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 32 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and two manufacturers acquired as of December 31, 2021 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

The Unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This guidance is effective for interim and annual periods beginning after December 15, 2022. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$273	$—	$273
Liabilities:
Contingent consideration liabilities	$—	$—	$15,504	$15,504

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$150	$—	$150
Liabilities:
Contingent consideration liabilities	$—	$—	$12,364	$12,364

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2020, and 2021.

The fair value of the Company’s interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

We estimate the fair value of our contingent consideration liabilities using a probability-weighted discounted cash flow model. The contingent consideration liabilities are estimated based on forecasted pre-tax earnings as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The fair value of the contingent consideration liabilities, which reflect Level 3 inputs, is reassessed on a quarterly basis. The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the three months ended December 31, 2020 and 2021:

	Contingent Consideration Liabilities
	2020	2021
	(Amounts in thousands)
Beginning balance - September 30,	$2,960	$12,364
Additions from business acquisitions	8,200	6,030
Settlement of contingent consideration liabilities	—	(3,000)
Change in fair value and net present value of contingency	118	110
Ending balance - December 31,	$11,278	$15,504

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30, 2021 and December 31, 2021:

	September 30, 2021		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,872	$6,899	$6,721	$6,777
Mortgage facility payable to Seacoast National Bank	17,529	17,675	17,346	17,380
Mortgage facility payable to Hancock Whitney Bank	27,089	27,106	26,500	26,627

5.	REVENUE RECOGNITION:

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance of the boat, motor, and trailer by the customer and the satisfaction of our performance obligations. The transaction price is determined with the customer at the time of sale. Customers may trade in a used boat to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal observable and unobservable market data and applied as payment to the contract price for the purchased boat. At the time of acceptance, the customer is able to direct the use of, and obtain substantially all of, the benefits of the boat, motor, or trailer. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance by the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of December 31, 2021, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.7 million and $6.1 million as of September 30, 2021 and December 31, 2021, respectively.

We recognize revenue from the sale of our manufactured yachts when control of the yacht is transferred to the dealer, which is generally upon acceptance by the dealer. At the time of acceptance, the dealer is able to direct the use of, and obtain substantially all of the benefits of, the yacht. We have elected to record shipping and handling activities that occur after the dealer has obtained control of the yacht as a fulfillment activity.

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

The following table sets forth percentages on the timing of revenue recognition for the three months ended December 31,

	Retail Operations		Product Manufacturing
	2020	2021	2020	2021
Goods and services transferred at a point in time	90.5%	89.5%	—	100.0%
Goods and services transferred over time	9.5%	10.5%	—	—
Revenue	100.0%	100.0%	—	100.0%

6.	LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2021, the weighted-average remaining lease term for our leases was approximately 13 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended December 31, 2020 and 2021, operating lease expenses recorded in selling, general, and administrative expenses were approximately $5.8 million. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2021, the weighted-average discount rate used was approximately 5.6%.

As of December 31, 2021, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2022	$11,383
2023	14,171
2024	12,794
2025	10,626
2026	10,052
Thereafter	89,167
Total lease payments	148,193
Less: interest	(43,639)
Present value of lease liabilities	$104,554

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 31,
	2020	2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,296	$4,085
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$70,275	$1,775

7.	INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, inventory deposits, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consist of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2021 and December 31, 2021, our valuation allowance for new and used boat, motor, and trailer inventories was $0.4 million and $0.5 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Inventories, net consisted of the following as of:

	September 30, 2021	December 31, 2021
	(Amounts in thousands)
New and used boats, motors, and trailers	$193,888	$267,316
Parts, accessories, and other	13,779	15,666
Work-in-process	11,358	19,161
Raw materials	11,959	23,253
Inventories, net	$230,984	$325,396

8.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of December 31, 2021.

9.	GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In November 2021, we completed acquisitions for Intrepid, a premier manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas for aggregate consideration of approximately $67.1 million (net of cash acquired of $9.4 million), including estimated contingent consideration of $6.0 million. Tangible assets acquired, net of liabilities and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $7.3 million; and total goodwill recognized was approximately $39.5 million. Approximately $10.6 million of goodwill related to the acquisitions, wholly attributable to Texas MasterCraft, is deductible for tax purposes. Purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor.

In July 2021 we purchased Nisswa Marine a full-service dealer located in Nisswa, Minnesota. In May 2021, we purchased Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts. In October 2020, we purchased SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States.

In total, current and previous acquisitions have resulted in the recording of $201.1 million and $247.1 million in goodwill and other intangible assets as of September 30, 2021 and December 31, 2021, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of December 31, 2021, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the three months ended December 31, 2021:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2021	$155,429	$40,134	$195,563
Goodwill acquired	10,612	28,900	39,512
Foreign currency translation	(317)	—	(317)
Balance as of December 31, 2021	$165,724	$69,034	$234,758

10.	INCOME TAXES:

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

During the three months ended December 31, 2020 and 2021, we recognized an income tax provision of $7.1 million and $10.6 million, respectively. The effective income tax rate for the three months ended December 31, 2020 and 2021 was 23.2% and 22.8%, respectively.

11.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In May 2020, we entered into a Loan and Security Agreement, which was subsequently amended in July 2021 (as amended to date, the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500.0 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility expires in July 2024, subject to extension for two one-year periods, with lender approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. The Credit Facility allows for the transition of the benchmark interest rate used from LIBOR to the Secured Overnight Finance Rate (“SOFR”). There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility.

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

As of December 31, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $113.7 million and included unamortized debt issuance costs of approximately $0.2 million. As of December 31, 2020 and 2021, the interest rate on the outstanding short-term borrowings was approximately 4.20%. As of December 31, 2021, our additional available borrowings under our Credit Facility were approximately $19.4 million based upon the outstanding borrowing base availability.

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

Long-term Debt

The below table summarizes the Company's long-term debt.
	September 30, 2021	December 31, 2021
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 2.25% as of December 31, 2021 (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,899	$6,777
Mortgage facility payable to Seacoast National Bank bearing interest at 3.00% as of December 31, 2021 (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675	17,380
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.63% as of December 31, 2021 (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	27,106	26,627
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.00% as of December 31, 2021 (base minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $25.8 million at December 31, 2021.	—	—
Total long-term debt	51,680	50,784
Less: current portion	(3,587)	(3,587)
Less: unamortized portion of debt issuance costs	(595)	(574)
Long-term debt, net current portion and unamortized debt issuance costs	$47,498	$46,623

12.	STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 13) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units (Note 15) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended December 31, 2020 and 2021, we recognized stock-based compensation expense of approximately $2.0 million and $3.3 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2020 and 2021, was approximately $1.5 million and $1.1 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

13.	THE INCENTIVE STOCK PLANS:

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

The following table summarizes activity from our incentive stock plans from September 30, 2021 through December 31, 2021:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2021	918,061	115,250	$4,085	$13.08	1.9
Options cancelled/forfeited/expired	10,000	(10,000)		6.10
Options exercised	—	(22,500)		7.95
Restricted stock awards granted	(382,648)	—		—
Restricted stock awards forfeited	1,000	—		—
Additional shares of stock issued	(684)	—		—
Balance as of December 31, 2021	545,729	82,750	$3,547	$15.31	2.5
Exercisable as of December 31, 2021		78,416	$3,465	$14.00	2.2

No options were granted for the three months ended December 31, 2020 and 2021. The total intrinsic value of options exercised during the three months ended December 31, 2020 and 2021, was $1.1 million.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

14.	EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2020	2021
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%
Volatility	70.2%	49.1%
Expected life	Six Months	Six Months

As of December 31, 2021, we have issued 1,161,946 shares of common stock under our Stock Purchase Plan since its inception.

15.	RESTRICTED STOCK AWARDS:

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

The following table summarizes restricted stock award activity from September 30, 2021 through December 31, 2021:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2021	911,429	$22.33
Changes during the period:
Awards granted	382,648	$52.67
Awards vested	(136,150)	$23.37
Awards forfeited	(1,000)	$20.85
Non-vested balance as of December 31, 2021	1,156,927	$32.24

As of December 31, 2021, we had approximately $28.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.5 years.

16.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2020	2021
Weighted average common shares outstanding used in calculating basic net income per share	22,025,898	21,899,264
Effect of dilutive options and non-vested restricted stock awards	719,227	764,430
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,745,125	22,663,694

For the three months ended December 31, 2020 and 2021, there were 30,807 and 328,185 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2021, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

18.	SEGMENT INFORMATION:

Change in Reportable Segments

Effective May 2, 2021, our operating segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new operating segments, which are also reporting segments: Retail Operations and Product Manufacturing.

Reportable Segments

The Company’s operating segments are defined by management’s reporting structure and operating activities. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews operational income statement information by segment for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM is not provided asset information by segment. The Company’s reportable segments are the following:

Retail Operations. As of December 31, 2021, the Retail Operations segment includes the sale of new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales; and yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. The Retail Operations segment includes the majority of all corporate costs.

Product Manufacturing. As of December 31, 2021, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the three months ended December 31,

	Three Months Ended
	December 31,
	2020	2021
	(Amounts in thousands)
Revenue:
Retail Operations	$411,524	$454,618
Product Manufacturing	—	34,244
Elimination of intersegment revenue	—	(16,171)
Revenue	$411,524	$472,691
Income from operations:
Retail Operations	$31,984	$45,123
Product Manufacturing	—	3,443
Elimination of intersegment income from operations	—	(1,364)
Income from operations	$31,984	$47,202

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

General

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak is widespread throughout the United States (including Florida in which we generated approximately 54% and 50% of our revenue during fiscal 2020 and 2021, respectively), and in other countries in which we operate. As a result, from March 2020 through June 2020, we temporarily closed certain departments or locations based on guidance from local government or health officials. Currently, all of our stores are fully operational, but the effects of COVID-19 (including the related international, federal, state, and local governmental actions and regulations) remain unpredictable. We are following guidelines to ensure we are safely operating as recommended. Where possible, we are offering private personal showings as well as virtual appointments. Our digital platform is serving as an effective solution in this environment with robust online activity. Our experienced teams continue to engage with customers virtually and in our stores to help customers select their boats and obtain appropriate services.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 32 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various potential acquisition targets regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ending September 30, 2021 and two acquisitions to date in fiscal 2022.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54% and 50% of our revenue during fiscal 2020 and 2021, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. See Note 18 of the Notes to Unaudited Consolidated Financial Statements.

As of December 31, 2021, the Retail Operations segment includes the activity of 79 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales; and yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of December 31, 2021, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2021, with the three months ended December 31, 2020 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Revenue.  Revenue increased $61.2 million, or 14.9%, to $472.7 million for the three months ended December 31, 2021, from $411.5 million for three months ended December 31, 2020. Of this increase, $36.6 million was attributable to an 8.9% increase in comparable-store sales and a $24.6 million net increase was related to stores opened, including acquired, or closed that were not eligible for inclusion in the comparable-store base, as well as Intrepid and Cruisers Yachts manufacturing revenue which were not included in comparable retail store sales. The increase in our comparable-store sales was primarily due to demand driven increases in new boat revenue and growth in our higher margin finance, insurance, brokerage, parts, service, storage services, and superyacht services revenue.

Gross Profit.  Gross profit increased $43.8 million, or 35.5%, to $167.2 million for the three months ended December 31, 2021, from $123.4 million for the three months ended December 31, 2020. Gross profit as a percentage of revenue increased to 35.4% for the three months ended December 31, 2021 from 30.0% for the three months ended December 31, 2020. The increase in gross profit as a percentage of revenue was primarily the result of demand driven price increases resulting in greater boat margins and increases in our higher margin revenue as noted above, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales and our higher margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $28.6 million, or 31.3%, to $120.0 million for the three months ended December 31, 2021, from $91.4 million for the three months ended December 31, 2020. Selling, general, and administrative expenses increased as a percentage of revenue to 25.4% for the three months ended December 31, 2021 from 22.2% for the three months ended December 31, 2020. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, and acquisitions.

Interest Expense. Interest expense decreased $0.7 million, or 53.8%, to $0.6 million for the three months ended December 31, 2021, from $1.3 million for the three months ended December 31, 2020. Interest expense as a percentage of revenue decreased to 0.1% for the three months ended December 31, 2021 from 0.3% for the three months ended December 31, 2020. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes.  Income tax expense increased $3.5 million, or 49.3%, to $10.6 million for the three months ended December 31, 2021, from $7.1 million for the three months ended December 31, 2020. Our effective income tax rate decreased to 22.8% for the three months ended December 31, 2021, from 23.2% for three months ended December 31, 2020. The decrease in the effective income tax rate was primarily attributed to benefits from stock-based compensation.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions. Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances. However, we cannot predict the length of favorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the extent of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the three months ended December 31, 2021, cash provided by operating activities was approximately $8.1 million. For the three months ended December 31, 2020, cash used in operating activities was approximately $12.8 million. For the three months ended December 31, 2021, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), decreases in accounts receivable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense, partially offset by increases in inventory and decreases in accrued expenses and other liabilities. For the three months ended December 31, 2020, cash used in operating activities was primarily related to increases in inventory, decreases in accounts payable, and decreases in accrued expenses and other liabilities, partially offset by increases in contract liabilities (customer deposits), decrease in accounts receivable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, stock-based compensation expense, and deferred income tax provision.

For the three months ended December 31, 2021 and 2020, cash used in investing activities was approximately $92.6 million and $55.2 million, respectively. For the three months ended December 31, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, to purchase property and equipment from locations formerly leased, and to purchase investments. For the three months ended December 31, 2020, cash used in investing activities was primarily used for acquisitions and to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2021 and 2020, cash provided by financing activities was approximately $79.0 million and $33.1 million, respectively. For the three months ended December 31, 2021, cash provided by financing activities was primarily attributable to net increases in short-term borrowings and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards and contingent acquisition consideration payments. For the three months ended December 31, 2020, cash provided by financing activities was primarily attributable to proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by net decreases in short-term borrowings and payments on tax withholdings for equity awards.

In May 2020, we entered into a Loan and Security Agreement, which was subsequently amended in July 2021, with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. The Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $500.0 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility expires in July 2024, subject to extension for two one-year periods, with lender approval.

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. The Credit Facility allows for the transition of the benchmark interest rate used from LIBOR to SOFR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility.

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

As of December 31, 2021, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $113.7 million and $50.8 million, respectively. As of December 31, 2021, short-term borrowings and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.2 million and $0.6 million, respectively. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the COVID-19 pandemic’s impact on consumer demand, which is uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except for possible significant acquisitions.

Impact of Seasonality and Weather on Operations

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales, higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate would result in an increase of approximately $1.5 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term borrowings and long-term debt as of December 31, 2021 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On November 1, 2021, we acquired Intrepid. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2021, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

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

10.1

First Omnibus Amendment to Amended and Restated Loan and Security Agreement and Seventh Amended and Restated Program Terms Letter, effective as of October 1, 2021, by and among MarineMax, Inc. and its subsidiaries, and Wells Fargo Commercial Distribution Finance, LLC., M&T Bank, Bank of the West, Inc., and Truist Bank.

10.2

Second Omnibus Amendment to Amended and Restated Loan and Security Agreement, Seventh Amended and Restated Program Terms Letter, Joinder, and Consent Agreement, dated November 1, 2021, by and among MarineMax, Inc. and its subsidiaries, and Wells Fargo Commercial Distribution Finance, LLC.

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

MARINEMAX, INC.

February 1, 2022	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)