Form 10-Q
period 2022-03-31
MARINEMAX INC
filed 2022-05-03
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock on April 28, 2022 was 21,531,668.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Revenue	$523,095	$610,106	$934,618	$1,082,797
Cost of sales	366,289	404,791	654,411	710,283
Gross profit	156,806	205,315	280,207	372,514

Selling, general, and administrative expenses	103,936	133,532	195,354	253,529
Income from operations	52,870	71,783	84,853	118,985

Interest expense	1,092	654	2,360	1,291
Income before income tax provision	51,778	71,129	82,493	117,694

Income tax provision	12,843	17,622	19,958	28,244
Net income	$38,935	$53,507	$62,535	$89,450

Basic net income per common share	$1.76	$2.45	$2.83	$4.09

Diluted net income per common share	$1.69	$2.37	$2.73	$3.96

Weighted average number of common shares used in computing net income per common share:

Basic	22,143,043	21,861,438	22,083,827	21,880,558
Diluted	22,986,061	22,530,102	22,864,950	22,597,105

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Net income	$38,935	$53,507	$62,535	$89,450

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,032)	(547)	83	(1,036)
Interest rate swap contract	388	442	193	535
Total other comprehensive (loss) income, net of tax	(644)	(105)	276	(501)

Comprehensive income	$38,291	$53,402	$62,811	$88,949

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2021	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,192	$219,400
Accounts receivable, net	47,651	62,276
Inventories, net	230,984	329,731
Prepaid expenses and other current assets	16,692	17,596
Total current assets	517,519	629,003
Property and equipment, net of accumulated depreciation of $97,814 and $106,885	175,463	220,569
Operating lease right-of-use assets, net	104,901	100,818
Goodwill and other intangible assets, net	201,122	246,265
Other long-term assets	8,818	9,069
Total assets	$1,007,823	$1,205,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,739	$37,856
Contract liabilities (customer deposits)	100,660	164,068
Accrued expenses	86,594	95,750
Short-term borrowings	23,943	58,858
Current maturities on long-term debt	3,587	3,587
Current operating lease liabilities	10,570	9,774
Total current liabilities	251,093	369,893
Long-term debt, net of current maturities	47,498	45,747
Noncurrent operating lease liabilities	96,956	93,885
Deferred tax liabilities, net	9,268	14,646
Other long-term liabilities	8,116	7,293
Total liabilities	412,931	531,464
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2021 and March 31, 2022	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,588,863 and 28,756,404 shares issued and 21,821,842 and 21,616,462 shares outstanding as of September 30, 2021 and March 31, 2022, respectively	29	29
Additional paid-in capital	288,901	295,589
Accumulated other comprehensive income	648	147
Retained earnings	432,678	522,128
Treasury stock, at cost, 6,767,021 and 7,139,942 shares held as of September 30, 2021 and March 31, 2022, respectively	(127,364)	(143,633)
Total shareholders’ equity	594,892	674,260
Total liabilities and shareholders’ equity	$1,007,823	$1,205,724

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$594,892
Net income	—	—	—	—	35,943	—	35,943
Shares issued pursuant to employee stock purchase plan	22,399	—	924	—	—	—	924
Shares issued upon vesting of equity awards, net of minimum tax withholding	111,011	—	(1,429)	—	—	—	(1,429)
Shares issued upon exercise of stock options	21,000	—	155	—	—	—	155
Stock-based compensation	684	—	3,263	—	—	—	3,263
Other comprehensive loss	—	—	—	(396)	—	—	(396)
BALANCE, December 31, 2021	28,743,957	$29	$291,814	$252	$468,621	$(127,364)	$633,352
Net income	—	—	—	—	53,507	—	53,507
Purchase of treasury stock	—	—	—	—	—	(16,269)	(16,269)
Shares issued upon vesting of equity awards, net of minimum tax withholding	10,188	—	(161)	—	—	—	(161)
Shares issued upon exercise of stock options	1,500	—	24	—	—	—	24
Stock-based compensation	759	—	3,912	—	—	—	3,912
Other comprehensive loss	—	—	—	(105)	—	—	(105)
BALANCE, March 31, 2022	28,756,404	$29	$295,589	$147	$522,128	$(143,633)	$674,260

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	23,600	—	23,600
Shares issued pursuant to employee stock purchase plan	83,572	—	740	—	—	—	740
Shares issued upon vesting of equity awards, net of minimum tax withholding	121,303	—	(871)	—	—	—	(871)
Shares issued upon exercise of stock options	56,746	—	783	—	—	—	783
Stock-based compensation	1,777	—	2,013	—	—	—	2,013
Other comprehensive income	—	—	—	920	—	—	920
BALANCE, December 31, 2020	28,393,710	$28	$283,101	$1,749	$301,299	$(103,595)	$482,582
Net income	—	—	—	—	38,935	—	38,935
Shares issued upon vesting of equity awards, net of minimum tax withholding	9,899	—	(154)	—	—	—	(154)
Shares issued upon exercise of stock options	15,333	—	186	—	—	—	186
Stock-based compensation	1,597	—	2,399	—	—	—	2,399
Other comprehensive loss	—	—	—	(644)	—	—	(644)
BALANCE, March 31, 2021	28,420,539	$28	$285,532	$1,105	$340,234	$(103,595)	$523,304

See accompanying Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,535	$89,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,481	9,304
Deferred income tax provision	1,992	1,394
Loss (gain) on sale of property and equipment	64	(103)
Proceeds from insurance settlements	941	—
Stock-based compensation expense	4,412	7,175
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(10,079)	(12,122)
Inventories, net	37,312	(73,843)
Prepaid expenses and other assets	(1,848)	(678)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(15,563)	10,494
Contract liabilities (customer deposits)	44,003	46,094
Accrued expenses and other liabilities	15,390	11,931
Net cash provided by operating activities	146,640	89,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,127)	(31,893)
Cash used in acquisition of businesses, net of cash acquired	(50,261)	(67,165)
Proceeds from investments	—	2,250
Purchases of investments	(2,250)	(1,750)
Proceeds from insurance settlements	213	—
Proceeds from sale of property and equipment	165	216
Net cash used in investing activities	(64,260)	(98,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on short-term borrowings	(139,125)	31,485
Proceeds from long-term debt	46,375	—
Payments for long-term debt	(965)	(1,751)
Payments for debt issuance costs	(910)	—
Contingent acquisition consideration payments	—	(3,000)
Purchase of treasury stock	—	(16,269)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,709	1,103
Payments on tax withholdings for equity awards	(2,178)	(4,457)
Net cash (used in) provided by financing activities	(95,094)	7,111
Effect of exchange rate changes on cash	109	(657)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,605)	(2,792)
CASH AND CASH EQUIVALENTS, beginning of period	155,493	222,192
CASH AND CASH EQUIVALENTS, end of period	$142,888	$219,400
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,083	$642
Income taxes	17,328	19,388
Non-cash items:
Contingent consideration liabilities from acquisitions	8,200	6,030

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	COMPANY BACKGROUND:

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. We engage primarily in the retail sale, brokerage, and service of new and used boats, motors, trailers, marine parts and accessories and offer slip and storage accommodations in certain locations. In addition, we arrange related boat financing, insurance, and extended service contracts. We also offer the charter of power yachts in the British Virgin Islands. As of March 31, 2022, we operated through 79 retail locations in 21 states, consisting of Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington, and Wisconsin. Our MarineMax Vacations operation maintains a facility in Tortola, British Virgin Islands. We also own Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats (“Intrepid”) is a producer of customized boats.

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

In November 2021, we acquired Intrepid, a premier manufacturer of powerboats, and Texas Marine Holdings (“Texas MasterCraft”), a premier watersports dealer in Northern Texas. Intrepid is a producer of customized boats. Texas MasterCraft specializes in ski and wakeboard boats. The activity of Intrepid is included in our Product Manufacturing segment. The activity of Texas MasterCraft is included in our Retail Operations segment.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54% and 50% of our revenue during fiscal 2020 and 2021, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the six months ended March 31, 2022, are not necessarily indicative of the results that may be expected in future periods.

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

All references to the “Company,” “our company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and the 32 recreational boat dealers, four boat brokerage operations, two full-service yacht repair operations, and two manufacturers acquired as of March 31, 2022 (the “acquired dealers,” and together with the brokerage and repair operations, “operating subsidiaries” or the “acquired companies”).

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$864	$—	$864
Liabilities:
Contingent consideration liabilities	$—	$—	$15,629	$15,629

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$150	$—	$150
Liabilities:
Contingent consideration liabilities	$—	$—	$12,364	$12,364

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2021 and 2022.

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

The following tables set forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the six months ended March 31, 2021 and 2022:

Contingent Consideration Liabilities
(Amounts in thousands)
Beginning balance - September 30, 2021	$12,364
Additions from business acquisitions	6,030
Settlement of contingent consideration liabilities	(3,000)
Change in fair value and net present value of contingency	235
Ending balance - March 31, 2022	$15,629

Contingent Consideration Liabilities
(Amounts in thousands)
Beginning balance - September 30, 2020	$2,960
Additions from business acquisitions	8,200
Settlement of contingent consideration liabilities	—
Change in fair value and net present value of contingency	232
Ending balance - March 31, 2021	$11,392

We determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30, 2021 and March 31, 2022:

	September 30, 2021		March 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,872	$6,899	$6,393	$6,652
Mortgage facility payable to Seacoast National Bank	17,529	17,675	16,407	17,086
Mortgage facility payable to Hancock Whitney Bank	27,089	27,106	25,193	26,149

5.	REVENUE RECOGNITION:

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of March 31, 2022, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize variable consideration from marketing fees earned on insurance products sold by third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.7 million and $6.3 million as of September 30, 2021 and March 31, 2022, respectively.

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

The following table sets forth percentages on the timing of revenue recognition for the three and six months ended March 31,

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Goods and services transferred at a point in time	93.1%	92.2%	—	100.0%
Goods and services transferred over time	6.9%	7.8%	—	—
Revenue	100.0%	100.0%	—	100.0%

	Retail Operations		Product Manufacturing
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Goods and services transferred at a point in time	92.0%	91.0%	—	100.0%
Goods and services transferred over time	8.0%	9.0%	—	—
Revenue	100.0%	100.0%	—	100.0%

6.	LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2022, the weighted-average remaining lease term for our leases was approximately 12 years. All of our leases are classified as operating leases, which are included as ROU assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2021 and 2022, operating lease expenses recorded in selling, general, and administrative expenses were approximately $6.4 million and $5.8 million, respectively. For the six months ended March 31, 2021 and 2022, operating lease expenses recorded in selling, general, and administrative expenses were approximately $12.3 million and $11.6, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2022, the weighted-average discount rate used was approximately 5.6%.

As of March 31, 2022, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2022	$7,620
2023	14,555
2024	13,180
2025	10,880
2026	10,179
Thereafter	89,578
Total lease payments	145,992
Less: interest	(42,333)
Present value of lease liabilities	$103,659

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 31,
	2021	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,670	$3,995
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$70,714	$1,316

7.	INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, inventory deposits, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consist of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a change in the future estimates or assumptions we use to calculate our valuation allowance which would result in a material effect on our operating results. As of September 30, 2021 and March 31, 2022, our valuation allowance for new and used boat, motor, and trailer inventories was $0.4 million and $0.6 million, respectively. If events occur and market conditions change, causing the fair value to fall below carrying value, the valuation allowance could increase.

Inventories, net consisted of the following as of:

	September 30, 2021	March 31, 2022
	(Amounts in thousands)
New and used boats, motors, and trailers	$193,888	$268,567
Parts, accessories, and other	13,779	18,261
Work-in-process	11,358	18,464
Raw materials	11,959	24,439
Inventories, net	$230,984	$329,731

8.	IMPAIRMENT OF LONG-LIVED ASSETS:

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of March 31, 2022.

9.	GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In November 2021, we completed acquisitions for Intrepid, a premier manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas for aggregate consideration of approximately $67.2 million (net of cash acquired of $9.4 million), including estimated contingent consideration of $6.0 million. Tangible assets acquired, net of liabilities and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $7.3 million; and total goodwill recognized was approximately $39.6 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $10.7 million of goodwill related to the acquisitions, wholly attributable to Texas MasterCraft, is deductible for tax purposes. Purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor.

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

In total, current and previous acquisitions have resulted in the recording of $201.1 million and $246.3 million in goodwill and other intangible assets as of September 30, 2021 and March 31, 2022, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of March 31, 2022, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the six months ended March 31, 2022:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2021	$155,429	$40,134	$195,563
Goodwill acquired	10,706	28,900	39,606
Foreign currency translation	(637)	—	(637)
Balance as of March 31, 2022	$165,498	$69,034	$234,532

10.	INCOME TAXES:

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

During the three months ended March 31, 2021 and 2022, we recognized an income tax provision of $12.8 million and $17.6 million, respectively. During the six months ended March 31, 2021 and 2022, we recognized an income tax provision of $20.0 million and $28.2 million, respectively. The effective income tax rate for each of the three months ended March 31, 2021 and 2022 was 24.8%. The effective income tax rate for the six months ended March 31, 2021 and 2022 was 24.2% and 24.0%, respectively.

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

There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility.

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

As of March 31, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $59.1 million and included unamortized debt issuance costs of approximately $0.2 million. As of March 31, 2021 and 2022, the interest rate on the outstanding short-term borrowings was approximately 4.20%. As of March 31, 2022, our additional available borrowings under our Credit Facility were approximately $94.9 million based upon the outstanding borrowing base availability.

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

Long-term Debt

The below table summarizes the Company's long-term debt.
	September 30, 2021	March 31, 2022
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 2.25% as of March 31, 2022 (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,899	$6,652
Mortgage facility payable to Seacoast National Bank bearing interest at 3.00% as of March 31, 2022 (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675	17,086
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.63% as of March 31, 2022 (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	27,106	26,149
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.00% as of March 31, 2022 (base minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $25.3 million at March 31, 2022.	—	—
Total long-term debt	51,680	49,887
Less: current portion	(3,587)	(3,587)
Less: unamortized portion of debt issuance costs	(595)	(553)
Long-term debt, net current portion and unamortized debt issuance costs	$47,498	$45,747

12.	STOCK-BASED COMPENSATION:

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

During the three months ended March 31, 2021 and 2022, we recognized stock-based compensation expense of approximately $2.4 million and $3.9 million, respectively, and for the six months ended March 31, 2021 and 2022, we recognized stock-based compensation expense of approximately $4.4 million and $7.2 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended March 31, 2021 was approximately $0.1 million. No cash was received from option exercises under all share-based compensation arrangements for the three months ended March 31, 2022. Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2021 and 2022, was approximately $1.7 million and $1.1 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

13.	THE INCENTIVE STOCK PLANS:

In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 1,000,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2021 through March 31, 2022:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2021	918,061	115,250	$4,085	$13.08	1.9
Shares authorized	1,000,000	—		—
Options cancelled/forfeited/expired	20,000	(20,000)		7.39
Options exercised	—	(22,500)		7.95
Restricted stock awards granted	(385,073)	—		—
Restricted stock awards forfeited	3,650	—		—
Additional shares of stock issued	(1,443)	—		—
Balance as of March 31, 2022	1,555,195	72,750	$1,925	$16.22	2.5
Exercisable as of March 31, 2022		68,416	$1,891	$14.78	2.2

No options were granted for the six months ended March 31, 2021 and 2022. The total intrinsic value of options exercised during the six months ended March 31, 2021 and 2022, was $1.6 million and $1.1 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	70.2%	49.1%	70.2%	49.1%
Expected life	Six Months	Six Months	Six months	Six months

As of March 31, 2022, we have issued 1,161,946 shares of common stock under our Stock Purchase Plan since its inception.

15.	RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2021 Plan, the 2011 Plan and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to officers, and vesting period for time-based awards. Officer performance-based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2021 through March 31, 2022:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2021	911,429	$22.33
Changes during the period:
Awards granted	385,073	$52.63
Awards vested	(149,750)	$23.07
Awards forfeited	(3,650)	$24.68
Non-vested balance as of March 31, 2022	1,143,102	$32.43

As of March 31, 2022, we had approximately $24.6 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.4 years.

16.	NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
Weighted average common shares outstanding used in calculating basic net income per share	22,143,043	21,861,438	22,083,827	21,880,558
Effect of dilutive options and non-vested restricted stock awards	843,018	668,664	781,123	716,547
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,986,061	22,530,102	22,864,950	22,597,105

For the three months ended March 31, 2021 and 2022, there were no weighted average shares of options and non-vested restricted stock outstanding and 153,825 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2021 and 2022, there were 104 and 63,924 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2022, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

Retail Operations. As of March 31, 2022, the Retail Operations segment includes the sale of new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we offer yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. The Retail Operations segment includes the majority of all corporate costs.

Product Manufacturing. As of March 31, 2022, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the three and six months ended March 31,

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2022	2021	2022
	(Amounts in thousands)
Revenue:
Retail Operations	$523,095	$577,624	$934,618	$1,032,242
Product Manufacturing	—	46,758	—	81,002
Elimination of intersegment revenue	—	(14,276)	—	(30,447)
Revenue	$523,095	$610,106	$934,618	$1,082,797
Income from operations:
Retail Operations	$52,870	$68,346	$84,853	$113,469
Product Manufacturing	—	4,387	—	7,830
Elimination of intersegment income from operations	—	(950)	—	(2,314)
Income from operations	$52,870	$71,783	$84,853	$118,985

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

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 79 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries. In July 2020, we acquired Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries. In October 2020, we purchased all of the outstanding equity of SkipperBud’s. SkipperBud’s is one of the largest boat sales, brokerage, service and marina/storage groups in the United States. In May 2021, we purchased all of the outstanding equity of Cruisers Yachts. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts. In July 2021, we acquired Nisswa Marine, a full-service dealer located in Minnesota. In November 2021, we acquired Intrepid, a premier manufacturer of powerboats, and Texas MasterCraft, a premier watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe Juan France.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 32 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various potential acquisition targets regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ending September 30, 2021 and three acquisitions to date in fiscal 2022.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, any change by the Federal Reserve to raise its benchmark interest rate in the future or market expectations of such change may result in significantly higher long-term interest rates, which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions or low consumer confidence is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

Although past economic conditions have adversely affected our operating results, we believe during and after such conditions we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions in the past have yielded, and we believe are likely to yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect our core strengths and retailing strategies including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two new reportable segments: Retail Operations and Product Manufacturing. See Note 18 of the Notes to Unaudited Consolidated Financial Statements.

As of March 31, 2022, the Retail Operations segment includes the activity of 79 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales; and yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of March 31, 2022, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2022, with the three and six months ended March 31, 2021 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue.  Revenue increased $87.0 million, or 16.6%, to $610.1 million for the three months ended March 31, 2022, from $523.1 million for three months ended March 31, 2021. Of this increase, $37.6 million was attributable to a 7.2% increase in comparable-store sales and a $49.4 million net increase was related to stores opened, including acquired, or closed that were not eligible for inclusion in the comparable-store base, as well as Intrepid and Cruisers Yachts manufacturing revenue which were not included in comparable retail store sales. The increase in our comparable-store sales was primarily due to demand driven increases in new boat revenue and growth in our higher margin finance, insurance, brokerage, parts, service, storage services, and superyacht services revenue.

Gross Profit.  Gross profit increased $48.5 million, or 30.9%, to $205.3 million for the three months ended March 31, 2022, from $156.8 million for the three months ended March 31, 2021. Gross profit as a percentage of revenue increased to 33.7% for the three months ended March 31, 2022, from 30.0% for the three months ended March 31, 2021. The increase in gross profit as a percentage of revenue was primarily the result of demand driven increases in boat margins and increases in our higher margin revenue as noted above, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales and our higher margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $29.6 million, or 28.5%, to $133.5 million for the three months ended March 31, 2022, from $103.9 million for the three months ended March 31, 2021. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, increased gross profit which increased commissions, and acquisitions.

Interest Expense. Interest expense decreased $0.4 million, or 36.4%, to $0.7 million for the three months ended March 31, 2022, from $1.1 million for the three months ended March 31, 2021. Interest expense as a percentage of revenue decreased to 0.1% for the three months ended March 31, 2022, from 0.2% for the three months ended March 31, 2021. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes.  Income tax expense increased $4.8 million, or 37.5%, to $17.6 million for the three months ended March 31, 2022, from $12.8 million for the three months ended March 31, 2021. Our effective income tax rate remained consistent at 24.8% for the three months ended March 31, 2022 and March 31, 2021.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

Revenue.  Revenue increased $148.2 million, or 15.9%, to $1.083 billion for the six months ended March 31, 2022, from $934.6 million for six months ended March 31, 2021. Of this increase, $74.2 million was attributable to a 7.9% increase in comparable-store sales and a $74.0 million net increase was related to stores opened, including acquired, or closed that were not eligible for inclusion in the comparable-store base, as well as Intrepid and Cruisers Yachts manufacturing revenue which were not included in comparable retail store sales. The increase in our comparable-store sales was primarily due to demand driven increases in new boat revenue and growth in our higher margin finance, insurance, brokerage, parts, service, storage services, and superyacht services revenue.

Gross Profit.  Gross profit increased $92.3 million, or 32.9%, to $372.5 million for the six months ended March 31, 2022, from $280.2 million for the six months ended March 31, 2021. Gross profit as a percentage of revenue increased to 34.4% for the six months ended March 31, 2022, from 30.0% for the six months ended March 31, 2021. The increase in gross profit as a percentage of revenue was primarily the result of demand driven increases in boat margins and increases in our higher margin revenue as noted above, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales and our higher margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $58.1 million, or 29.7%, to $253.5 million for the six months ended March 31, 2022, from $195.4 million for the six months ended March 31, 2021. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, increased gross profit which increased commissions, and acquisitions.

Interest Expense. Interest expense decreased $1.1 million, or 45.8%, to $1.3 million for the six months ended March 31, 2022, from $2.4 million for the six months ended March 31, 2021. Interest expense as a percentage of revenue decreased to 0.1% for the six months ended March 31, 2022, from 0.3% for the six months ended March 31, 2021. The decrease in interest expense was primarily the result of decreased borrowings.

Income Taxes.  Income tax expense increased $8.2 million, or 41.0%, to $28.2 million for the six months ended March 31, 2022, from $20.0 million for the six months ended March 31, 2021. Our effective income tax rate decreased to 24.0% for the six months ended March 31, 2022, from 24.2% for six months ended March 31, 2021. The decrease in the effective income tax rate was not significant.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions. Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances. However, we cannot predict the length of favorable economic or financial conditions. We regularly monitor the aging of our inventories and current market trends (including supply chain issues) to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the extent of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Credit Facility (described below). Our ability to utilize the Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Credit Facility and therefore our ability to utilize the Credit Facility to fund operations. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility. We currently depend upon dividends and other payments from our dealerships and the Credit Facility to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the six months ended March 31, 2022 and 2021, cash provided by operating activities was approximately $89.1 million and $146.6 million, respectively. For the six months ended March 31, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense, partially offset by increases in inventory and increases in accounts receivable. For the six months ended March 31, 2021, cash provided by operating activities was primarily related to decreases in inventory, increases in contract liabilities (customer deposits), increases in accrued expenses and other liabilities, and our net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, partially offset by increases in accounts receivable, increases in prepaid expenses and other assets, and decreases in accounts payable.

For the six months ended March 31, 2022 and 2021, cash used in investing activities was approximately $98.3 million and $64.3 million, respectively. For the six months ended March 31, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, to purchase property and equipment from locations formerly leased, and to purchase investments, partially offset by proceeds from investments. For the six months ended March 31, 2021, cash used in investing activities was primarily used for acquisitions, to purchase investments, and to purchase property and equipment associated with improving existing retail facilities.

For the six months ended March 31, 2022, cash provided by financing activities was approximately $7.1 million. For the six months ended March 31, 2021, cash used in financing activities was approximately $95.1 million. For the six months ended March 31, 2022, cash provided by financing activities was primarily attributable to net increases in short-term borrowings and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, and contingent acquisition consideration payments. For the six months ended March 31, 2021, cash used in financing activities was primarily attributable to net payments on short-term borrowings, payments on tax withholdings for equity awards, and payments for long-term debt, partially offset by proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans.

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

The Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 2.75 to 1.0 and that our current ratio must be greater than 1.2 to 1.0. The interest rate for amounts outstanding under the Credit Facility is 345 basis points plus the greater of 75 basis points or the one-month LIBOR. The Credit Facility allows for the transition of the benchmark interest rate used from LIBOR to SOFR. There is an unused line fee of ten basis points on the unused portion of the Credit Facility. As of March 31, 2022, we were in compliance with all covenants under the Credit Facility.

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

As of March 31, 2022, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $59.1 million and $49.9 million, respectively. As of March 31, 2022, short-term borrowings and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.2 million and $0.6 million, respectively. Refer to Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point increase in the interest rate would result in an increase of approximately $1.0 million in annual pre-tax interest expense. This estimated increase is based upon the outstanding balance of our short-term borrowings and long-term debt as of March 31, 2022 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On November 1, 2021, we acquired Intrepid. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2022, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

The Ukraine crisis could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.

The Ukraine crisis raises a host of potential threats and risk factors to consider even though we do not conduct significant business directly in Ukraine or Russia. Sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in Russia with significant expected short-term and long-term losses. This will likely have a negative impact on the global economy and will likely affect economic and capital markets. A downturn in the economy could adversely affect our financial performance.

In light of the dramatic sanctions imposed against Russia, we also need to consider the threat of a cyber-attack. The U.S. Cyber-security and Infrastructure Security Agency recently issued a warning of the risk of Russian cyber-attacks on U.S. networks and critical infrastructure. While we do not think we are a likely target of a cyber-attack, we will be diligent in our controls over IT and strive to ensure the protection of our company's, employees', vendors', and customers' data. If we do fall victim to such attack, it could have an adverse effect on our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	86,992	$43.39	86,992	9,332,772
February 1, 2022 - February 28, 2022	55,997	44.39	55,997	9,276,775
March 1, 2022 - March 31, 2022	229,932	43.53	229,932	9,046,843
Total	372,921	$43.63	372,921	9,046,843

(1)

Under the terms of the share repurchase program announced on March 16, 2020, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2022. On March 1, 2022, the Company extended the share repurchase program through March 31, 2024.

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

MARINEMAX, INC.

May 3, 2022	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)