Form 10-K
period 2022-09-30
MARINEMAX INC
filed 2022-11-18
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

2600 McCormick Drive Suite 200, Clearwater, Florida 33759

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

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant (21,095,025 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $849,285,707. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 14, 2022, there were outstanding 21,718,893 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Tampa, Florida

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2022

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2023 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies are aligned with the desires of consumers; and the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, suppliers and supply chain, managing growth effectively. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Unless expressly indicated or the context requires otherwise, the terms “MarineMax,” “Company,” “we,” “us,” and “our” in this document refer to MarineMax, Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

Our Company

MarineMax is the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. MarineMax has over 120 locations worldwide, including 78 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, MarineMax owns or operates 57 marinas worldwide. Through Fraser Yachts and Northrop & Johnson, the Company also is the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company also owns Boatyard, an industry-leading customer experience digital product company.

As of September 30, 2022, the Retail Operations segment included the activity of 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales and yacht charter services. In the British Virgin Islands we offer the charter of power catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of September 30, 2022, the Product Manufacturing segment included activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and Intrepid Powerboats. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats, which incorporate the desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism around the world. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 23% of our revenue in fiscal 2022. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 9%, respectively, of our revenue in fiscal 2022. Brunswick is a world leading manufacturer of marine products and marine engines. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in many of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 8% of our revenue in fiscal 2022. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

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

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2022 was approximately $256,000, an increase from approximately $227,000 in fiscal 2021, compared with the industry average selling price for calendar 2021 of approximately $71,000 based on industry data published by the National Marine Manufacturers Association. We consider a store to be one or more retail locations that are adjacent or operate as one entity or a superyacht services region. Same-store sales include all stores that were open and operated throughout both the current and comparative prior period. Our same-store sales increased 25% in fiscal 2020, increased 13% in fiscal 2021, and increased 5% in fiscal 2022.

The U.S. recreational boating industry generated approximately $56.7 billion in retail sales in calendar 2021, which is above the former peak of $49.4 billion in calendar 2020. The retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $45.7 billion of these sales in 2021 based on industry data from the National Marine Manufacturers Association. The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Material Updates to Our Strategy

Since the last discussion of our strategy in our Form 10-K for our fiscal year ended September 30, 2021, our primary goal remains to enhance our position as the leading recreational boat and yacht retailer and preeminent superyacht services company. Pursuant to this strategy, we have completed recent acquisitions including Fraser Yachts Group, Northrop & Johnson, Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s"), KCS International Holdings, Inc. and certain affiliates ("Cruisers Yachts"), Intrepid Powerboats, Texas MasterCraft, and IGY Marinas. Our acquisitions of Fraser Yachts Group, Northrop & Johnson, SkipperBud’s, and IGY Marinas increases our superyacht brokerage and luxury yacht services and marina/storage services. Additionally, IGY Marinas’ scale and strategic geographic footprint enables it to provide vertically integrated services to superyacht customers as they travel to popular destinations. Our acquisition of IGY Marinas offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

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

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions and our superyacht service locations, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and previous depressed economic conditions, we have closed 76 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 4 during the last three fiscal years.

The following table sets forth information regarding the businesses that we have acquired and their geographic regions since fiscal year 2011.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	Worldwide
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	Worldwide
Private Insurance Services	July 2020	Worldwide
SkipperBud’s & Silver Seas Yachts	October 2020	Great Lakes region and West Coast United States
Cruisers Yachts	May 2021	Worldwide
Nisswa Marine	July 2021	Minnesota
Intrepid Powerboats	November 2021	Worldwide
Texas MasterCraft	November 2021	Texas
Superyacht Management, S.A.R.L.	April 2022	France
Endeavour Marina	August 2022	Texas
IGY Marinas	October 2022	Worldwide

In addition to acquiring recreational boat dealers, superyacht service companies, boat manufacturers, marinas, and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Boston Whaler	2006	New York
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, New Jersey, North Carolina, Ohio, and Rhode Island
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Boston Whaler	2016	Parts of Massachusetts, Connecticut, and Rhode Island
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018-2021	South Carolina (2018), Wisconsin and Illinois (2021)
NauticStar	2018	Panama City, Florida, Oklahoma, Missouri, Minnesota, North Carolina and South Carolina
Tigé	2018-2019	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Benetti	2019	United States and Canada
Aviara	2019	United States
MJM Yachts	2019	Florida
ATX Surf Boats	2020	Orlando, Florida, Oklahoma, Georgia, and North Carolina
Barletta	2021	Wisconsin, Illinois, Detroit, and Michigan
Four Winns	2021	Wisconsin, Illinois, Ohio and Detroit, Michigan
Harris	2021	Wisconsin, Illinois, Grand Rapids, Michigan and Ohio
Sea Ray	2021	Wisconsin, Illinois, Michigan, and Ohio
Starcraft	2021	Wisconsin, Illinois & Michigan
Sylvan	2021	Wisconsin, Illinois, & Eastern Michigan
Tiara	2021	Wisconsin, Illinois, Michigan, California & Ohio
Princess	2021	California and Seattle, Washington
Cruisers Yachts (1)	2021	Worldwide
Chapparral, Chris-Craft, Moomba	2021	Minnesota
Premier, Robalo, Supra	2021	Minnesota
Boston Whaler	2022	Minnesota
Intrepid Powerboats (1)	2022	Worldwide
Mastercraft	2022	North Texas
Wider Yachts	2022	North America

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

We strive to maintain our core values of high customer service and satisfaction and plan to continue to pursue strategies that we believe will enable us to achieve long-term success and growth. We believe our expanded product offerings have strengthened our same-store sales growth. We plan to further expand our business through both acquisitions in new territories and new store openings in existing territories. In addition, we plan to continue to expand our other traditional services, including conducting used boat sales at our retail locations, at offsite locations, and digitally; selling related marine products, including engines, trailers, parts, and accessories at our retail locations and at various offsite locations; providing maintenance, repair, and storage services at most of our retail locations; offering our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, trailer tire and wheel protection, and casualty insurance coverage; offering boat and yacht brokerage sales at most of our retail locations and at various offsite locations; offering boat storage; conducting our yacht charter business; and manufacturing sport yacht and yachts. Our expansion plans will depend, in large part, upon economic and industry conditions.

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $56.7 billion in retail sales in calendar 2021, which is above the former peak of $49.4 billion in calendar 2020. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $45.7 billion of such sales in calendar 2021. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 23% of our revenue in fiscal 2022. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 9%, respectively, of our revenue in fiscal 2022. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 8% of our revenue in fiscal 2022. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. During fiscal 2022, new boat sales, including sales of Cruisers Yachts and Intrepid Powerboats, accounted for approximately 73.2% or $1.689 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2022 average new boat sales price of approximately $256,000 an increase from approximately $227,000 in fiscal 2021, compared with an estimated industry average selling price for calendar 2021 of approximately $71,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
E-Power Yachts
Wider Yachts	40’ to 120’+	12,000,000 to 35,000,000+
Motor Yachts
Azimut	40’ to 120’+	$800,000 to $16,000,000+
Ocean Alexander Yachts	45’ to 155’+	1,500,000 to 35,000,000+
Benetti	30M to 145M	12,000,000 to 24,000,000+
Princess	35' to 95'	700,000 to 10,000,000
Pleasure Boats
Sea Ray	19’ to 40’	50,000 to 1,100,000
Aquila	28’ to 72’	290,000 to 6,500,000+
Galeon	32’ to 80’	750,000 to 6,000,000+
NauticStar	19’ to 28’	30,000 to 300,000
MJM Yachts	35’ to 50’+	800,000 to 2,000,000+
Aviara	32’ to 40’	400,000 to 800,000+
Cruisers Yachts (1)	33’ to 60’	300,000 to 2,500,000+
Tiara	34' to 53'	400,000 to 2,500,000
Four Winns	19' to 35'	45,000 to 550,000
Intrepid Powerboats (1)	25' to 48'	200,000 to 1,500,000
Pontoon Boats
Harris	19’ to 27’	30,000 to 250,000
Crest	20’ to 27’	40,000 to 175,000
Bennington	17’ to 30’	30,000 to 300,000
Barletta	20' to 28'	60,000 to 250,000
Starcraft	18' to 25'	25,000 to 100,000
Sylvan	18' to 25'	25,000 to 100,000
Fishing Boats
Boston Whaler	13’ to 42’	20,000 to 2,000,000
Grady White	18’ to 45’	70,000 to 1,800,000
Scout	17’ to 53’	20,000 to 2,700,000
Sailfish	19’ to 36’	100,000 to 500,000
Ski Boats
Nautique by Correct Craft	20’ to 25’	100,000 to 400,000
Tigé	20’ to 25’	150,000 to 220,000
ATX Surf Boats	20’ to 24’	120,000 to 140,000
Mastercraft	20’ to 26’	110,000 to 260,000
Jet Boats
Yamaha Jet Boats	19’ to 24’	40,000 to 100,000
Scarab	16' to 28'	40,000 to 150,000

(1)
Product line owned by MarineMax

E-Power Yachts. Italian-made Wider Yachts manufactures electric yachts with performance and exceptional quality in mind. From its line of superyachts to express cruisers, electric catamarans, and new builds, Wider Yachts offers a number of features.

Motor Yachts. Ocean Alexander Yachts, Azimut, Benetti, and Princess are four of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort. Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts. Benetti yachts and mega yachts are known for maintaining high quality standards with excellent aesthetic and functional results as well as combining fine Italian tradition and craftsmanship with technology. Princess yachts are a leading British luxury yacht manufacturer with attention to detail, design, and performance.

Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations designed to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines. Galeon specializes in luxury yacht and motorboats with over thirty years of experience. Galeon is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with innovation. We believe NauticStar provides sport deck boats that combine comfort, features, economy, and versatility that make NauticStar a popular choice among experienced boaters. MJM Yachts combine speed, performance, greater stability, innovative designs and layouts, along with comforts and space for entertaining in addition to a patent protected MJM signature look. Aviara is the newest brand manufactured by MasterCraft focused on the production of vessels 30-feet and over with the goal of creating an elevated open water experience by fusing progressive style, comfort, and luxury. Cruisers Yachts is owned by MarineMax and is continuously building innovative, quality, hand-crafted, American made sport yacht and yachts with the stylish and luxurious Cantius series of boats as well as sleek and powerful outboard models. Tiara Yachts manufactures handcrafted, American-made luxury yachts designed for performance and comfort. Four Winns manufactures quality runabouts, bowriders, yachts and tow sport boats. Intrepid Powerboats uses advanced composite construction to make each boat unique to its owner as well as stronger, faster and more fuel-efficient to deliver a safe, smooth, dry ride on the water.

Pontoon Boats. Harris is a pontoon industry leader and offers a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs. Harris is known for exceptional performance combined with a stable and safe platform. Crest provides a variety of pontoon models that are designed to provide extreme levels of quality, safety, style and comfort to meet family recreational needs. Bennington offers what we believe to be industry leading design, craftsmanship, and a quiet, smooth, ride. Barletta offers quality construction, simple yet refined models, and customer focused amenities. Starcraft is a leading boat manufacturer with a long history of continuous improvements to fiberglass hull design and a dedication to providing pontoon, runabouts, and deck boat models for families and watersport enthusiasts. Sylvan builds quality, innovative, high performance pontoon boats. With a variety of designs and options, the pontoon boats we offer appeal to a broad audience of pontoon boat enthusiasts and existing customers.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2022, used boat sales accounted for 7.3% or approximately $169.0 million of our revenue.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 3.3% or $76.7 million of our fiscal 2022 revenue.

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

At many of our locations, we offer boat storage services, including in-water slip storage and inside and outside land storage. These storage services are offered at competitive market rates and include both in-season and out-of-season storage. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has high standards for service and quality in nautical tourism around the world. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

Maintenance, repair, rent, and storage services accounted for approximately 5.7% or $130.5 million of our revenue during fiscal 2022 of which, approximately 3.3% or $77.1 million related to repair services, approximately 0.8% or $17.6 million related to parts and accessories for repairs, and approximately 1.6% or $35.8 million related to income from rent and storage service rentals.

F&I Products

At each of our retail locations and at various offsite locations where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, trailer tire and wheel protection, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 0 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

We also are able to assist our customers with obtaining property and casualty insurance which covers loss or damage to the vessel. We provide worldwide yacht insurance programs for brokerage houses, yacht management groups, and maritime attorneys. We utilize expertise in complex underwriting, including understanding the exposure of an owner, captain, crew, guests, tenders and navigation to provide clients with uniquely designed protection so customers can cruise confidently.

During fiscal 2022, fee income generated from F&I products accounted for approximately 3.0% or $69.0 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht brokerage. During fiscal 2022, brokerage sales commissions accounted for approximately 5.8% or $133.1 million of our revenue.

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

In addition to the specific business we launched in the British Virgin Islands, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts Group and Northrop & Johnson we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2022, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.7% or $40.7 million of our revenue. Our facilities in the British Virgin Islands and yacht charter fleet suffered damage from Hurricane Irma in September of 2017. Beginning in March 2020, we temporarily closed our facilities in the British Virgin Islands and yacht charters based on guidance from local government and health officials as a result of the COVID-19 pandemic. Yacht charters resumed during fiscal 2021, but the impact of the COVID-19 pandemic and the duration for which it may have an impact cannot be determined at this time.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Product Manufacturing

Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, reflecting the unique desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories, a business office to assist customers in arranging financing and insurance, maintenance and repair facilities, and at certain retail locations boat storage services, including in-water slip storage and inside and outside land storage.

Many of our retail locations are waterfront properties on some of the nation’s most popular boating locations. Our waterfront retail locations, most of which include marina-type facilities and docks at which we display our yachts and boats, are easily accessible to the boating populace, serve as in-water showrooms, and enable the sales force to give customers immediate in-water demonstrations of various boat models. Most of our other locations are in close proximity to water. The following table sets forth certain of our waterfront properties.

State	Waterfront properties
California	Newport Bay	San Diego Bay
Richardson Bay
Connecticut	Norwalk Harbor	Westbrook Harbor
Florida	Intracoastal Waterway	Atlantic Ocean
	Boca Ciega Bay	Caloosahatchee River
	Naples Bay	Tampa Bay
	Pensacola Bay	Saint Andrews Bay
Georgia	Lake Lanier	Wilmington River
Illinois	Lake Michigan	Lake Marie
Maryland	Chesapeake Bay
Massachusetts	Town River
Michigan	Saginaw River	Lake St. Clair
	Cass Lake	Spring Lake
Lake Fenton
Minnesota	Lake Minnetonka	St. Croix River
Missouri	Lake of the Ozarks
New Jersey	Barnegat Bay	Little Egg Harbor Bay
	Little Egg Harbor Bay	Manasquan River
New York	Huntington Harbor
North Carolina	Masonboro Inlet
Ohio	Lake Erie
Oklahoma	Grand Lake
Rhode Island	Newport Harbor
South Carolina	Lake Wylie
Texas	Clear Lake	Lake Lewisville
Washington	Lake Union
Wisconsin	Sturgeon Bay	Lake Mendota
	Kinnickinnic River	Lake Butte Des Mortes

Additionally, through IGY Marinas we own and manage luxury marinas situated around the world. The following table sets forth certain of our owned and managed luxury marinas.

Location	Luxury Marinas
Colombia	Marina Santa Marta
Costa Rica	Marina Bahia Golfito
England	St. Katharine Docks
France	IGY Sète Marina	IGY Vieux – Port de Cannes
Italy, Sardinia	IGY Portisco Marina	Marina Di Porto Cervo
Mexico	Marina Cabo San Lucas
Panama	Red Frog Beach Island Marina
Providenciales, Turks & Caicos	Blue Haven Marina
Spain	IGY Málaga Marina	Málaga Marina San Andres
St. Maarten	Simpson Bay Marina	Yacht Club Isle de Sol
St. Lucia	Rodney Bay Marina
United States, Florida	Yacht Haven Grande Miami at Island Gardens, Miami	Maximo Marina, St. Petersburg
One Island Park Miami Beach
United States, New York & Maine	North Cove Marina at Brookfield Place, New York	Fore Points Marina, Maine
United States Virgin Islands, Saint Thomas	Yacht Haven Grande USVI	American Yacht Harbor

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

In fiscal 2022, sales of new Brunswick and Azimut boats and yachts accounted for approximately 23% and 8% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 9%, respectively, of our revenue in fiscal 2022. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2022.

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

We are party to a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit), a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. The New Credit Agreement is further discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

Technology Platform

We believe that our technology platform, which is utilized by our companies and dealerships and that is continually developed with the latest capabilities, strategically enhances our ability to integrate successfully the operations of our companies and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, and sales management. We manage each company’s operations with the platform to execute at the highest level, continually grow, and deliver exceptional customers experiences. Sales representatives use the platform to gain strategic competitive insights, automatically generate follow-up activities, facilitate the availability of Company-wide products and services and monitor the maintenance and service needs of customers’ boats. Company representatives also utilize the platform to provide financing and insurance products, proactively schedule services and continually communicate with customers. We mitigate cybersecurity risks by employing extensive measures, including but not limited to employee training, protective technologies, monitoring and testing, external assessment services and maintenance of protective systems and contingency plans.

Human Capital Resources

As of September 30, 2022, we had 3,410 employees, 2,301 (67%) of whom were in store-level operations, 933 (28%) of whom were in the yacht manufacturing operations, and 176 (5%) of whom were in corporate administration and management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2022, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 32%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes, such as Hurricane Ian in 2022. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

Three of the properties we own were historically used as gasoline service stations. Remedial action with respect to prior historical site activities on these properties has been completed or is being completed in accordance with federal and state law. We do not believe that any of these environmental issues will result in any material liabilities to us.

Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could adversely affect our business, financial condition, and results of operations.

Environmental Responsibility

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as possibly more frequent and severe weather events, rising sea levels, and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Our commitment to environmental responsibility and initiatives to reduce our environmental footprint are outlined in our “Environmental Policy.” Our Environmental Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Environmental Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the Securities and Exchange Commission). Our Environmental Policy and associated climate related risks and opportunities are reviewed by our Board of Directors on an annual basis or more frequently as needed.

We have engaged in many efforts to mitigate and adapt to climate change. For example, we seek out, to the extent feasible, manufacturers committed to the highest levels of sustainability, environmental stewardship, and low-emissions as demonstrated by Mercury Marine. Mercury Marine’s commitment to sustainability and successes are detailed in its 2021 Sustainability Report. Mercury Marine’s accomplishments include winning the 2020 Energy Efficiency Excellence Award from Wisconsin’s Focus on Energy program, 2019 Sustainable Process Award from the Wisconsin Sustainable Business Council for its sustainable use of aluminum, winning the 2018 Sustainable Product of the Year from the Wisconsin Sustainable Business Council for its Active Trim technology, and winning the 2018 Business Friend of the Environment Award for their new V6 and V8 outboard engines. For the 11th consecutive year, the Wisconsin Sustainable Business Council awarded Mercury Marine a “Green Masters” designation, a program measuring a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education. Mercury Marine has improved energy efficiency by implementing energy‑reducing projects, promoting best practices in energy management and employing new energy technologies, such as using the latest and most energy efficient HVAC systems, LED lighting, top-rated insulation, passive (natural) lighting, weather-stripping around windows and doors, double-door vestibules, automatic and timer-activated doors, and plans to build roof-mounted solar arrays where applicable.

Additionally, Azimut Yachts was awarded ISO 14001 certification, for its consistent and effective management system aimed at reducing the environmental impact of its operations. In addition, to maximize the eco-compatible standards of their yachts, Azimut Yachts adopted RINA (an organization specializing in classification, certification, testing, and inspection) principles to achieve RINA Green Plus notation. Also, MasterCraft's manufacturing facilities operate in alignment with the ISO 14001 Environmental Management Systems Standard, the ISO 9001 Quality Management Systems standard, and the OHSAS 18001 International Occupational Health and Safety Management System standard. MasterCraft's largest facility, the MasterCraft brand facility, is certified in all three standards. MasterCraft believes it is the only boat manufacturer to achieve all three of these prestigious ISO certifications across production and product development systems.

Further, as opportunities arise we have made targeted investments to support new technology, innovations, and research in the marine industry to reduce emissions, provide environmental stewardship, and support a sustainable environment for all boaters. The Fraser Yachts Group has become the first yacht company to sign the Pact for Energy Transition with the Monaco Government. The energy transition pact was created by the Monaco government to improve energy efficiency and promote renewable energy sources, with the target to reducing greenhouse gas emissions, by allowing residents, workers, businesses, institutions and associations to contribute to the energy transition effort.

We take pride in maintaining our retail locations and marinas for the benefit of the local communities and boaters we serve. We strive to execute a proactive strategy related to environmental, health, and safety laws and regulations, and environmental stewardship, which includes investing significant resources in maintaining and developing our retail locations and marinas for the long term. Additionally, several of our marinas have been designated as Clean Marinas. The Clean Marina Program recognizes facilities engaging in environmental best practices and exceeding regulatory requirements in and around waterways.

Corporate Social Responsibility

Our commitment to social responsibility is outlined in our “Human Rights Policy.” Our Human Rights Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Environmental Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the Securities and Exchange Commission). Our Human Rights Policy is reviewed by our Board of Directors on an annual basis or more frequently as needed. We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves in supporting our local communities both on and off the water. One way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. In addition, we support humanitarian aid to countries in need through organizations such as the Red Cross. We also partner with the American Cancer Society to support Breast Cancer Awareness Month across all of our retail operations.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 15, 2022:

Name	Age	Position
William H. McGill Jr.	78	Executive Chairman of the Board and Director
William Brett McGill	54	Chief Executive Officer, President and Director
Michael H. McLamb	57	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	59	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	53	Vice President and Chief Accounting Officer
Shawn Berg	52	Executive Vice President and Chief Digital Officer
Kyle G. Langbehn	48	Executive Vice President and President of Retail Operations

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

Shawn Berg has served as Chief Digital Officer since April 2019 overseeing the Company's Technology, Marketing, and Digital Business operations. Mr. Berg was appointed as an executive officer of MarineMax by our Board of Directors in October 2022. Previously he served as Vice President of Technology after joining MarineMax in 2017. Mr. Berg has over 30 years of experience, including multiple officer-level positions, delivering strategic business growth to companies across the marine, auto, and retail industries. In addition, Mr. Berg has extensive experience in finance, insurance, distribution, servicing, and supply chain operations.

Kyle G. Langbehn has served as President of Retail Operations since July 2020, responsible for MarineMax’s retail operations. Mr. Langbehn was appointed as an executive officer of MarineMax by our Board of Directors in October 2022. Previously he served as

Vice President of Operations beginning in October of 2018. Mr. Langbehn has excelled in numerous positions of increasing responsibility including Sales Consultant, Sales Manager, General Sales Manager, General Manager, and Regional President since joining MarineMax in 2002.

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

Approximately 23% of our revenue in fiscal 2022 resulted from sales of new boats manufactured by Brunswick, including approximately 11% from Brunswick’s Sea Ray division, 9% from Brunswick’s Boston Whaler division, and approximately 3% from Brunswick’s other divisions. Additionally, approximately 8% of our revenue in fiscal 2022 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2022 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

Over the three-year period ended September 30, 2022, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 24%, 32%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

The failure to receive rebates and other dealer incentives (interest assistance and co-op assistance) on inventory purchases or retail sales could substantially reduce our margins.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, or Hurricane Ian in 2022, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

More recently, inflation has increased in the United States and throughout the world. This has affected the prices manufacturers charge us, as well as the prices that we charge our customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance.

Our sales have been, and may further be adversely impacted by recent increases, and likely future increases, in interest rates and adverse changes in fiscal policy or credit market conditions.

Fiscal and monetary policy have had a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, have negatively affected, and may further negatively affect, our industries, businesses, and overall financial condition. Recent changes by the Federal Reserve to raise its benchmark interest rate has resulted in significantly higher long-term interest rates, which has negatively impacted, and may further negatively impact, our customers’ willingness or desire to purchase our products. While credit availability is currently adequate to support demand, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales and materially impact our financial condition or results of operations.

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

Since March 1, 1998, we have acquired 32 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, two superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Each acquired dealer and entity operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and financial performance. For example, certain of our suppliers are dependent on products sourced from Taiwan. Greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan. This may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our financial performance.

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

The intended benefits of the IGY Marinas acquisition may not be realized.

The IGY Marinas acquisition poses risks for our ongoing operations, including, among others:

•
the possibility that we will incur unexpected costs and liabilities;
•
the possibility that expected synergies and value creation will not be realized or will not be realized within the expected time period;
•
difficulties recruiting and retaining team members
•
the financing for the acquisition of IGY Marinas may limit our ability to finance future acquisitions or obtain favorable terms on future credit agreements;
•
IGY Marinas may not perform as well as anticipated; and
•
unforeseen difficulties may arise in integrating operations in various countries into our company.

As a result of the foregoing, we cannot assure you that the IGY Marinas acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the IGY Marinas acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

The Ukraine crisis could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.

The Ukraine crisis raises a host of potential threats and risk factors to consider even though we do not conduct significant business directly in Ukraine or Russia. Sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in Russia with significant expected short-term and long-term losses. This has had, will likely continue to have, a negative impact on the global economy and has affected, and will likely continue to affect, economic and capital markets. A downturn in the economy could adversely affect our financial performance.

The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our customers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in manufacturing.

Risks Related to Our Operations

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the New Credit Agreement to purchase and maintain our inventory of boats. The New Credit Agreement provides the Company a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million, a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. None of our real estate has been pledged for collateral for the New Credit Agreement. As of September 30, 2022, we were in compliance with all of the covenants under the New Credit Agreement and our additional available borrowings under the New Credit Agreement was approximately $65.8 million based upon the outstanding borrowing base availability.

Our ability to borrow under the New Credit Agreement depends on our ability to continue to satisfy our covenants and other obligations under the New Credit Agreement and the ability for our manufacturers to be approved vendors under our New Credit Agreement. The variable interest rate under our New Credit Agreement will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results. The aging of our inventory limits our borrowing capacity as defined provisions in the New Credit Agreement reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the New Credit Agreement to fund our operations. Any inability to utilize the New Credit Agreement or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the New Credit Agreement or replace or supplement the New Credit Agreement, which may not be possible at all or under commercially reasonable terms.

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

All of the recreational boats we sell are powered by diesel or gasoline engines. Consequently, an interruption in the supply, or a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices negatively impact boat sales. The supply of fuels may be interrupted, rationing may be imposed, or the price of or tax on fuels may significantly increase in the future, adversely impacting our business. Also, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the marine products produced by boat manufacturers, including Cruisers Yachts and Intrepid Powerboats, increasing our cost of inventory. Additionally, higher fuel prices may also have an adverse effect on demand for our parts and accessories business because higher fuel prices increase the cost of boat ownership and possibly affect product use.

Boat manufacturers, including Cruisers Yachts and Intrepid Powerboats, rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our product and operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to purchase or manufacture and sell products, resulting in an interruption in business operations and/or a loss of sales.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Ian in 2022, mechanical failure and collision, and health issues such as the COVID-19 pandemic. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

Our success depends, in large part, upon our ability to attract, train and retain, qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers. Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions. As a result of our decentralized operating strategy, we also rely on the management teams of our businesses. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future.

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

Marinas may not be readily adaptable to other uses.

Marinas are specific-use properties and may contain features or assets that have limited alternative uses. These properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of our marinas become unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate the property for another use, and the value of certain features or assets used at the property, or the property itself, may be impaired, this would have a material adverse effect on our financial performance.

We may be unable to obtain, renew or maintain permits, licenses and approvals necessary for the operation of our marinas.

Governmental bodies control much of the land located beneath and surrounding many of our marinas and lease such land to MarineMax and IGY Marinas under leases that typically range from five to 50 years. As a result, it is unlikely that we can obtain fee-simple title to the land on or near these marinas. If these governmental authorities terminate, fail to renew, or interpret in ways that are materially less favorable any of the permits, licenses and approvals necessary for operation of these properties, this would have a material adverse effect on our financial performance.

Some marinas must be dredged from time to time to remove silt and mud that collect in harbor-areas in order to assure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly and require permits from various governmental authorities. If the permits necessary to dredge marinas or dispose of the dredged material cannot be timely obtained after the acquisition of a marina, or if dredging is not practical or is exceedingly expensive, this would have a material adverse effect on our financial performance.

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

Demand for wet slip storage increases during the summer months in our northern markets as customers contract for the summer boating season. Demand for dry storage increases during the winter season as seasonal weather patterns in certain geographies require boat owners to store their vessels on dry docks and within covered racks. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 54%, 50% and 51% of our dealership revenue during fiscal 2020, 2021, and 2022, respectively, could have a major impact on our operations.

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

It is possible that we or our third-party service providers might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition, and results of operations. Depending on the nature of the information compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident, which could result in material reputational damage to us. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of an outage or breach of our technology platform or a cybersecurity event.

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

The Company maintains a stock repurchase plan authorizing the Company to purchase up to 10 million shares of its commons stock through March 2024. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants. The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

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

Certain activist shareholder actions could cause us to incur expense and hinder execution of our strategies.

We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. This ongoing dialogue can include certain divisive activist tactics, which can take many forms. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, and divert management's and our Board's attention and resources from our business and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with suppliers or customers, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our businesses. These risks could adversely affect our financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Retail Operations segment includes our leased corporate offices in Clearwater, Florida. We also lease 48 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own 36 properties associated with the retail locations we operate. Additionally, we own four retail locations that are currently leased to a third-party or available for lease as noted below. A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yachts Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
Newport Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,400	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 56 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail only, 8 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 20 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 16 wet slips	1991	Port Everglades
Fort Walton Beach	Company owned	3,000	Repair and service; 83 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, and storage; 64 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Key Largo	Third-party lease	8,900	Retail and service; 6 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 15 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 11 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 14 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	1,000	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,400	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,800	Retail, service, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 16 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 15 wet slips	1972	Sarasota Bay
St. Petersburg	Company owned	15,000	Retail and service; 20 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	29,100	Retail and service; 66 wet slips	2002	Intracoastal Waterway
Venice	Company owned	62,000	Retail, service, and storage; 90 wet slips	1972	Intracoastal Waterway
Georgia
Buford (Atlanta) (3)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,000	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois
Praire Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan

Sequoit Harbor Antioch	Third-party lease	85,300	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,100	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Kent Island	Third-party lease	30,500	Retail, service, and storage	2021	Kent Narrows
Joppa (3)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,800	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair
Cass Lake	Third-party lease	31,600	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,900	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Bayport	Third-party lease	500	Retail only; 10 wet slips	1996	St. Croix River
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	70,000	Retail, service, and storage	1991	—
Nisswa	Company owned	108,400	Retail, service, and storage	2021	Nisswa Lake
Missouri
Lake Ozark	Company owned	60,300	Retail, service, and storage; 300 wet slips	1987	Lake of the Ozarks
Laurie (3)	Company owned	700	Retail and service	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Company owned	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Company owned	19,300	Retail and service	1972	—
Somers Point	Company owned	31,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Company owned	13,800	Retail, service, and storage	2018	—
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Southport	Third-party lease	1,600	Retail only	2008	Cape Fear River
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage	1996	Masonboro Inlet
Ohio
Marina Del Isle	Third-party lease	163,800	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie
Port Clinton	Company owned	80,000	Retail, service and storage; 8 wet slips	1997	Lake Erie

Oklahoma
Grand Lake	Company owned	3,500	Retail and service; 23 wet slips	2019	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
San Antonio	Third-party lease	14,100	Retail and service	2019	—
Lakeway	Third-party lease	10,000	Retail only	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	88,480	Retail, service, and storage; 30 wet slips	2002	Clear Lake
Aubrey (3)	Company owned	15,000	Retail and service	—	—
Fort Worth	Company owned	30,000	Retail and service	2021	—
Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,900	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,300	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,100	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,300	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,200	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,600	Vacation charters; 45 wet slips	2011	Caribbean Sea

(1)
Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)
Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)
Owned location that is leased to a third-party or available for lease.

IGY Marinas offers a global network of marinas in the Americas, the Caribbean, and Europe. The following table reflects the location and status of the various IGY Marinas.

Location	Location Type
Colombia
Marina Santa Marta	Marketed (1)
Costa Rica
Marina Bahia Golfito	Marketed (1)
England
St. Katharine Docks	Managed (2)
France
IGY Sète Marina	Third-party lease
IGY Vieux – Port de Cannes	Joint venture
Italy, Sardinia
IGY Portisco Marina	Company owned and third-party lease (3)
Marina Di Porto Cervo (Marina & Shipyard)	Managed (2)
Mexico
Marina Cabo San Lucas	Company owned and third-party lease (3)
Panama
Red Frog Beach Island Marina	Third-party lease
Providenciales, Turks & Caicos
Blue Haven Marina	Marketed (1)
Spain
IGY Málaga Marina	Joint venture
Málaga Marina San Andres	Managed (2)
St. Maarten
Simpson Bay Marina	Third-party lease
Yacht Club Isle de Sol	Third-party lease
St. Lucia
Rodney Bay Marina	Company owned
United States, Florida
Yacht Haven Grande Miami at Island Gardens, Miami	Third-party lease
Maximo Marina, St. Petersburg	Managed (2)
One Island Park Miami Beach	Managed (2)
United States, New York & Maine
North Cove Marina at Brookfield Place, New York	Managed (2)
Fore Points Marina, Maine	Managed (2)
United States Virgin Islands, Saint Thomas
Yacht Haven Grande USVI	Company owned and third-party lease (3)
American Yacht Harbor	Company owned and third-party lease (3)

(1)
Marinas are marketed under the IGY Marinas brand.
(2)
Marinas are managed by IGY Marinas.
(3)
Owned or controlled through third-party leases or concession agreements.

We have leased offices in the United States through the Fraser Yachts Group and Northrop & Johnson in Ft. Lauderdale, Florida and San Diego, California as well as leased offices outside the United States in Monaco, France, Italy, Spain, Qatar, Greece and the United Kingdom.

The Product Manufacturing segment operates out of four owned manufacturing properties, three in the Green Bay, Wisconsin metropolitan area, and one in Largo, Florida. We also own a manufacturing property in Swansboro, North Carolina that is currently being leased to third-parties. Additionally, we have one leased office in Dania, Florida.

We believe that our properties are suitable and adequate for our current needs. We believe that our manufacturing facilities have adequate capacity to meet our current and anticipated demand. We believe that our properties are well maintained and in good operating condition.

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2022, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2020
Fourth quarter	$39.96	$25.54
2021
First quarter	$63.99	$34.14
Second quarter	$70.89	$44.06
Third quarter	$56.00	$43.75
Fourth quarter	$59.58	$46.10
2022
First quarter	$61.06	$40.06
Second quarter	$45.84	$35.10
Third quarter	$44.03	$28.86
Fourth quarter (through November 14, 2022)	$35.33	$27.40

On November 14, 2022, the closing sale price of our common stock was $33.85 per share. On November 14, 2022, there were approximately 50 record holders and approximately 22,000 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	—	$—	—	8,919,764
August 1, 2022 to August 31, 2022	—	—	—	8,919,764
September 1, 2022 to September 30, 2022	63,884	29.79	—	8,919,764
Total	63,884	$29.79	—	8,919,764

(1)
Under the terms of the share repurchase program announced on March 16, 2020 and subsequently extended on March 1, 2022, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2024.
(2)
63,884 shares reported in September 2022 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2022 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2017. The calculations of cumulative shareholder return on the Russell 2000 Index and the Nasdaq Retail Trade Index include reinvestment of dividends. The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our consolidated financial statements and notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Overview

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 78 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 32 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed two acquisitions in the fiscal year ended September 30, 2020, three acquisitions in the fiscal year ended September 30, 2021, and four acquisitions in the fiscal year ending September 30, 2022.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54%, 50%, and 51% of our dealership revenue during fiscal 2020, 2021, and 2022, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, has resulted in, and may further result in significantly higher long-term interest rates, which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of September 30, 2022, the Retail Operations segment includes the activity of 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment.

As of September 30, 2022, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2021 and 2022, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.7 million and $5.9 million as of September 30, 2021 and September 30, 2022, respectively.

We recognize revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

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

Goodwill

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. Based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2020		2021		2022
	(Amounts in thousands)
Revenue	$1,509,713	100.0%	$2,063,257	100.0%	$2,308,098	100.0%
Cost of sales	1,111,000	73.6%	1,403,824	68.0%	1,502,344	65.1%
Gross profit	398,713	26.4%	659,433	32.0%	805,754	34.9%
Selling, general and administrative expenses	291,998	19.3%	449,974	21.8%	540,550	23.4%
Income from operations	106,715	7.1%	209,459	10.2%	265,204	11.5%
Interest expense	9,275	0.6%	3,665	0.2%	3,283	0.2%
Income before income taxes	97,440	6.5%	205,794	10.0%	261,921	11.3%
Income tax provision	22,806	1.5%	50,815	2.5%	63,932	2.7%
Net income	$74,634	5.0%	$154,979	7.5%	$197,989	8.6%

Fiscal Year Ended September 30, 2022, Compared with Fiscal Year Ended September 30, 2021

Revenue. Revenue increased $244.8 million, or 11.9%, to approximately $2.308 billion for the fiscal year ended September 30, 2022 from $2.063 billion for the fiscal year ended September 30, 2021. Of this increase, $94.7 million was attributable to a 5% increase in comparable-store sales and an approximate $150.1 million net increase was related to stores opened, including acquired, or closed that were not eligible for inclusion in the comparable-store base, as well as Intrepid Powerboats and Cruisers Yachts manufacturing revenue which are not included in comparable retail store sales. The increase in our comparable-store sales was primarily due to demand driven increases in new boat revenue and our higher margin finance and insurance products, brokerage, parts, service, and storage services.

Gross Profit. Gross profit increased $146.3 million, or 22.2%, to $805.8 million for the fiscal year ended September 30, 2022 from $659.4 million for the fiscal year ended September 30, 2021. Gross profit as a percentage of revenue increased to 34.9% for the fiscal year ended September 30, 2022 from 32.0% for the fiscal year ended September 30, 2021. The increase in gross profit as a percentage of revenue was primarily the result of demand driven price increases resulting in greater new and used boat margins and increases in our higher margin businesses, including our superyacht-services companies, as a percentage of sales. The increase in gross profit dollars was primarily attributable to increased new boat sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $90.6 million, or 20.1%, to $540.6 million for the fiscal year ended September 30, 2022 from $450.0 million for the fiscal year ended September 30, 2021. Selling, general and administrative expenses for the fiscal year ended September 30, 2022, included $4.8 million of hurricane expenses. Excluding hurricane expenses, selling, general and administrative expenses increased as a percentage of revenue to 23.2% for the fiscal year ended September 30, 2022 from 21.8% for the fiscal year ended September 30, 2022. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, and acquisitions.

Interest Expense. Interest expense decreased $0.4 million, or 10.8%, to $3.3 million for the fiscal year ended September 30, 2022, from $3.7 million for the fiscal year ended September 30, 2021. Interest expense as a percentage of revenue remained consistent at 0.2% for the fiscal year ended September 30, 2022 and for the fiscal year ended September 30, 2021. The decrease in interest expense was primarily the result of decreased borrowings on average throughout the fiscal year.

Income Taxes. Income tax expense increased $13.1 million, or 25.8%, to $63.9 million for the fiscal year ended September 30, 2022 from $50.8 million for the fiscal year ended September 30, 2021. Our effective income tax rate decreased to 24.4% for fiscal year ended September 30, 2022, from 24.7% for fiscal year ended September 30, 2021. The decrease in the effective income tax rate was primarily attributed to benefits from stock-based compensation.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes, such as Hurricanes Harvey and Irma in 2017 and Hurricane Ian in 2022. Although we believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the New Credit Agreement (described below). Our ability to utilize the New Credit Agreement to fund operations depends upon the collateral levels and compliance with the covenants of the New Credit Agreement. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the New Credit Agreement and therefore our ability to utilize the New Credit Agreement to fund operations. As of September 30, 2022, we were in compliance with all covenants under the New Credit Agreement. We currently depend upon cash flows from operations, dividends and other payments from our dealerships, and the New Credit Agreement to fund our current operations and meet our cash needs. As 100% owner of each of our dealerships, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our dealerships.

For the fiscal years ended September 30, 2022, 2021 and 2020, cash provided by operating activities was approximately $76.6 million, $373.9 million, and $304.7 million, respectively. For the fiscal year ended September 30, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), accounts payable, accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, partially offset by increases in inventory. For the fiscal year ended September 30, 2021, cash provided by operating activities was primarily related to decreases in inventory, increases in contract liabilities (customer deposits), accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2020, cash provided by operating activities was primarily related to decreases in inventory, accounts receivable, increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and insurance proceeds received.

For the fiscal years ended September 30, 2022, 2021, and 2020, cash used in investing activities was approximately $140.5 million, $161.1 million, and $30.1 million, respectively. For the fiscal year ended September 30, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment. For the fiscal year ended September 30, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from insurance settlements. For the fiscal year ended September 30, 2020, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and purchase property and equipment and other assets associated with business acquisitions.

For the fiscal year ended September 30, 2022, cash provided by financing activities was approximately $73.1 million. For the fiscal years ended September 30, 2021 and 2020, cash used in financing activities was approximately $145.7 million and $158.1 million, respectively. For the fiscal year ended September 30, 2022, cash provided by financing activities was primarily attributable to increased short-term borrowings and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, payments for debt issuance costs, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2021, cash used in financing activities was primarily attributable to net payments for short-term borrowings, purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments, partially offset by proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the fiscal year ended September 30, 2020, cash used in financing activities was primarily attributable to a decrease in net short-term borrowings as a result of decreased inventory levels, repurchase of common stock under the share repurchase program, payments on tax withholdings for equity awards, partially offset by proceeds from the issuance of common stock from our stock-based compensation plans and proceeds from long- term debt.

In August 2022, we entered into to a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit), a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

The interest rate is (a) for amounts outstanding under the floor plan facility, 3.45% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro or other currencies other than dollars under the revolving credit facility.

As of September 30, 2022, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $135.1 million and $48.7 million, respectively. As of September 30, 2022, short-term borrowings and long-term debt recorded on the Consolidated Balance Sheets included unamortized debt issuance costs of approximately $3.1 million and $0.5 million, respectively. Refer to Note 11 and 22 of the Notes to Consolidated Financial Statements for disclosure of borrowing availability, interest rates, terms of our short-term borrowings and long-term debt, and closing of the IGY Marinas transaction in October 2022.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2022:

	Payments Due by Period Ending September 30,
	Total	Less Than 1 Year (2023)	1-3 Years (2024 and 2025)	3-5 Years (2026 and 2027)	More Than 5 Years (2028 and thereafter)
	(Amounts in thousands)
Short-term borrowings (1)	$135,066	$135,066	$—	$—	$—
Long-term debt (2)	48,693	2,882	5,764	9,764	30,283
Other liabilities (3)	16,156	9,300	6,416	440	—
Operating leases (4)	138,764	14,715	24,916	20,216	78,917
Total	$338,679	$161,963	$37,096	$30,420	$109,200

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $1.7 million, $3.4 million, or $5.1 million in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of September 30, 2022 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group and Northrop & Johnson have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 2% of our total revenues in fiscal 2022.

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

Changes in Internal Controls

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On November 1, 2021, we acquired Intrepid Powerboats. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2022. The Company acquired JDG Undaunted, LLC ("Intrepid Powerboats"), during 2022. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 Intrepid Powerboats' internal control over financial reporting, which represented approximately 2% of total assets and 3% of total revenues included in the Company’s consolidated financial statements as of and for the year ended September 30, 2022.

Our internal control over financial reporting as of September 30, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated November 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired JDG Undaunted, LLC (Intrepid Powerboats) during 2022. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, Intrepid Powerboats’ internal control over financial reporting associated with 2% of total assets and 3% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Intrepid Powerboats.

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

/s/ KPMG LLP

Tampa, Florida
November 18, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”). The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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
(3)
Exhibits. See Item 15(b) below.

(b)
Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
4.2	Description of Securities. (3)
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (4)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (4)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (4)
10.1(d)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Anthony Cassella. (5)
10.1(e)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Charles Cashman. (5)
10.2*	Amended 2008 Employee Stock Purchase Plan. (6)
10.3*	2011 Stock-Based Compensation Plan. (7)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (8)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (9)
10.4*	2021 Stock-Based Compensation Plan. (10)
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (18)
10.6	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (15)
10.7	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (11)
10.7(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (12)
10.7(b)	Sea Ray Sales and Service Agreement. (9)
10.7(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.8 †	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (13)
10.8(a) †

Amended and Restated Loan and Security Agreement, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (3)

10.8(b) †	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (13)
10.8(c) †

Seventh Amended and Restated Program Terms Letter, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, Wells Fargo Commercial Distribution Finance, LLC, Bank of America, N.A., PNC Bank, and New York Community Bank. (3)

10.8(d)

First Omnibus Amendment to Amended and Restated Loan and Security Agreement and Seventh Amended and Restated Program Terms Letter, effective as of October 1, 2021, by and among MarineMax, Inc. and its subsidiaries, and Wells Fargo Commercial Distribution Finance, LLC., M&T Bank, Bank of the West, Inc., and Truist Bank. (14)

10.8(e)

Second Omnibus Amendment to Amended and Restated Loan and Security Agreement, Seventh Amended and Restated Program Terms Letter, Joinder, and Consent Agreement, dated November 1, 2021, by and among MarineMax, Inc. and its subsidiaries, and Wells Fargo Commercial Distribution Finance, LLC. (14)

10.9	Director Fee Share Purchase Program. (15)

10.10*	Severance Policy for Key Executives. (16)
10.11†	Dealership Agreement dated September 1, 2008 by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (17)
10.11(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (17)
10.11(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (17)
10.11(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax Northeast, LLC and Azimut Benetti S.p.A. (17)
10.12†	Dealership Agreement dated September 1, 2008 by and between MarineMax East, LLC and Azimut Benetti S.p.A. (14)
10.12(a)	First Amendment dated June 22, 2010 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (17)
10.12(b)	Second Amendment dated February 29, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (17)
10.12(c)	Third Amendment dated July 21, 2012 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (17)
10.12(d)	Fourth Amendment dated August 21, 2013 to Dealership Agreement dated September 1, 2008, by and between MarineMax East, Inc. and Azimut Benetti S.p.A. (17)
10.13 †

Equity Purchase Agreement dated October 1, 2020, by and among Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock, and Robert Ross Tefft, Jr., Michael J. Pretasky, Jr., and MarineMax, Inc. (18)

10.14 †

Stock Purchase Agreement, dated May 2, 2021, by and between Kenneth C. Stock, Georgia Stock and the Kenneth C. Stock and Georgia Stock 2020 Trust; Kenneth C. Stock, as the representative of the Sellers; and MarineMax Products, Inc. (19)

10.15 †	Securities Purchase Agreement, dated August 8, 2022, among MarineMax, Inc., MarineMax East, Inc., Island Global Yachting LLC, Island Marina Holdings LLC, Island Marinas Subsidiary Corp.
10.16 †

Credit Agreement, dated August 8, 2022, among MarineMax, Inc., Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto.

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

(1) Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.

(2) Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.

(3) Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2021, as filed on November 19, 2021.

(4) Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2019, as filed on November 29, 2018.

(5) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021, as filed on April 27,

2021.

(6) Incorporated by reference to Registrant’s Form S-8 (File No. 333-236618) as filed February 25, 2020.

(7) Incorporated by reference to Registrant’s Form S-8 (File No. 333-236617) as filed February 25, 2020.

(8) Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.

(9) Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.

(10) Incorporated by reference to Registrant’s Form S-8 (File No. 333-264637) as filed May 3, 2022.

(11) Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2014, as filed on December 11, 2014.

(12) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2014, as filed on February 5,

2015.

(13) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2020, as filed on July 28, 2020.

(14) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2021, as filed on February 1,

2022.

(15) Incorporated by reference to Registrant’s Form S-8 (File No. 333-141657) as filed March 29, 2007.

(16) Incorporated by reference to Registrant’s Form 8-K as filed on November 27, 2012.

(17) Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2013, as filed on December 6, 2013.

(18) Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2020, as filed on December 2, 2020.

(19) Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2021, as filed on July 27, 2021.

(c) Financial Statement Schedules

(1) See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: November 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President (Principal Executive Officer)	November 18, 2022
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	November 18, 2022
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	November 18, 2022
William H. McGill Jr.	Director

/s/ Clint Moore	Lead Independent Director
Clint Moore		November 18, 2022

/s/ George E. Borst	Director	November 18, 2022
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	November 18, 2022

/s/ Evelyn Follit	Director	November 18, 2022
Evelyn Follit

/s/ Adam M. Johnson	Director	November 18, 2022
Adam M. Johnson

/s/ Charles R. Oglesby	Director	November 18, 2022
Charles R. Oglesby

/s/ Joseph A. Watters	Director	November 18, 2022
Joseph A. Watters

/s/ Rebecca White
Rebecca White	Director	November 18, 2022

/s/ Mercedes Romero	Director	November 18, 2022
Mercedes Romero

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair Value of Trade-in Used Boats

As discussed in Note 2 to the consolidated financial statements, trade-in used boat inventory is initially measured at fair value and represents a form of noncash consideration applied to the contract price of a purchased boat. Management estimates the initial fair value of the trade-in used boat considering industry data sources; internal transactional data; and other external market data for comparable boats.

We identified the assessment of the initial fair value of the trade-in used boat inventory as a critical audit matter because a high degree of subjective auditor judgment was required to evaluate the external market data and internal transactional data. The external market data used in the estimation of the initial fair value is based on limited publicly available transactional and market data.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of trade-in used boats, including controls over the determination of the appropriate external market data and internal transactional data for comparable used boat sales. We compared publicly available external market data and internal transactional data to management’s determination of the fair value of trade-in used boats. We assessed management’s fair value estimation process by evaluating the relevance and reliability of the publicly available external market data and internal transactional data. We also performed an analysis of subsequent sales proceeds and margins from the third-party sale of the trade-in used boats.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

November 18, 2022

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2021	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,192	$228,274
Accounts receivable, net	47,651	50,287
Inventories, net	230,984	454,359
Prepaid expenses and other current assets	16,692	21,077
Total current assets	517,519	753,997
Property and equipment, net	175,463	246,011
Operating lease right-of-use assets, net	104,901	96,837
Goodwill	195,563	235,585
Other intangible assets, net	5,559	10,886
Other long-term assets	8,818	9,455
Total assets	$1,007,823	$1,352,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,739	$34,342
Contract liabilities (customer deposits)	100,660	144,427
Accrued expenses	86,594	89,402
Short-term borrowings	23,943	132,026
Current maturities on long-term debt	3,587	2,882
Current operating lease liabilities	10,570	9,693
Total current liabilities	251,093	412,772
Long-term debt, net of current maturities	47,498	45,301
Noncurrent operating lease liabilities	96,956	89,657
Deferred tax liabilities, net	9,268	15,401
Other long-term liabilities	8,116	6,974
Total liabilities	412,931	570,105
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2021 and 2022	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 28,588,863 and 28,939,846 shares issued and 21,821,842 and 21,672,825 shares outstanding as of September 30, 2021 and 2022, respectively	29	29
Additional paid-in capital	288,901	303,432
Accumulated other comprehensive income (loss)	648	(2,806)
Retained earnings	432,678	630,667
Treasury stock, at cost, 6,767,021 and 7,267,021 shares held as of September 30, 2021 and 2022, respectively	(127,364)	(148,656)
Total shareholders’ equity	594,892	782,666
Total liabilities and shareholders’ equity	$1,007,823	$1,352,771

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2020	2021	2022
Revenue	$1,509,713	$2,063,257	$2,308,098
Cost of sales	1,111,000	1,403,824	1,502,344
Gross profit	398,713	659,433	805,754
Selling, general and administrative expenses	291,998	449,974	540,550
Income from operations	106,715	209,459	265,204
Interest expense	9,275	3,665	3,283
Income before income tax provision	97,440	205,794	261,921
Income tax provision	22,806	50,815	63,932
Net income	$74,634	$154,979	$197,989
Basic net income per common share	$3.46	$7.04	$9.12
Diluted net income per common share	$3.37	$6.78	$8.84
Weighted average number of common shares used in computing net income per common share:
Basic	21,547,665	22,010,130	21,706,225
Diluted	22,125,338	22,859,498	22,399,209

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2020	2021	2022
Net income	$74,634	$154,979	$197,989

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,498	(300)	(4,476)
Interest rate swap contract	—	119	1,022
Total other comprehensive income (loss), net of tax	1,498	(181)	(3,454)

Comprehensive income	$76,132	$154,798	$194,535

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Accumulated
			Additional	Other			Total
	Common Stock Issued		Paid-in	Comprehensive	Retained	Treasury	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Stock	Equity
BALANCE, September 30, 2019	27,508,473	$28	$269,969	$(669)	$202,455	$(102,964)	$368,819
Net income	—	—	—	—	74,634	—	74,634
Purchase of treasury stock	—	—	—	—	—	(631)	(631)
Shares issued pursuant to employee stock purchase plan	94,741	—	1,004	—	—	—	1,004
Shares issued upon vesting of equity awards, net of minimum tax withholding	228,304	—	(1,659)	—	—	—	(1,659)
Shares issued upon exercise of stock options	286,702	—	3,625	—	—	—	3,625
Stock-based compensation	12,092	—	7,497	—	—	—	7,497
Other comprehensive income	—	—	—	1,498	—	—	1,498
Cumulative effect of change in accounting principle - leases, net of tax	—	—	—	—	610	—	610
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$455,397
Net income	—	—	—	—	154,979	—	154,979
Purchase of treasury stock	—	—	—	—	—	(23,769)	(23,769)
Shares issued pursuant to employee stock purchase plan	121,984	—	1,578	—	—	—	1,578
Shares issued upon vesting of equity awards, net of minimum tax withholding	254,521	1	(3,910)	—	—	—	(3,909)
Shares issued upon exercise of stock options	77,079	—	1,048	—	—	—	1,048
Stock-based compensation	4,967	—	9,749	—	—	—	9,749
Other comprehensive loss	—	—	—	(181)	—	—	(181)
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$594,892
Net income	—	—	—	—	197,989	—	197,989
Purchase of treasury stock	—	—	—	—	—	(21,292)	(21,292)
Shares issued pursuant to employee stock purchase plan	52,232	—	1,945	—	—	—	1,945
Shares issued upon vesting of equity awards, net of minimum tax withholding	262,449	—	(3,681)	—	—	—	(3,681)
Shares issued upon exercise of stock options	32,500	—	254	—	—	—	254
Stock-based compensation	3,802	—	16,013	—	—	—	16,013
Other comprehensive loss	—	—	—	(3,454)	—	—	(3,454)
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$782,666

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2020	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,634	$154,979	$197,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,772	15,606	19,418
Deferred income tax provision, net of effects of acquisitions	3,157	4,759	2,149
Loss from hurricane	—	—	4,800
Loss (gain) on sale of property and equipment	366	—	(108)
Proceeds from insurance settlements	703	941	—
Stock-based compensation expense	7,497	9,749	16,013
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	2,584	(627)	(563)
Inventories, net	179,466	139,833	(198,018)
Prepaid expenses and other assets	101	(1,862)	(4,259)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	2,887	(16,128)	7,358
Contract liabilities (customer deposits)	7,411	60,960	26,273
Accrued expenses and other liabilities	13,097	5,671	5,543
Net cash provided by operating activities	304,675	373,881	76,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,807)	(26,125)	(58,456)
Proceeds from insurance settlements	—	1,099	—
Cash used in acquisition of businesses, net of cash acquired	(19,766)	(134,205)	(83,198)
Proceeds from investments	—	—	2,250
Purchases of investments	—	(2,250)	(1,750)
Proceeds from sale of property and equipment	2,464	350	703
Net cash used in investing activities	(30,109)	(161,131)	(140,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on short-term borrowings	(167,672)	(162,655)	107,798
Proceeds from long-term debt	7,437	46,375	—
Payments for long-term debt	(41)	(2,404)	(2,902)
Payments for debt issuance costs	—	(1,081)	(3,145)
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	4,629	2,626	2,199
Contingent acquisition consideration payments	(148)	(2,640)	(4,950)
Payments on tax withholdings for equity awards	(1,703)	(2,196)	(4,644)
Purchase of treasury stock	(631)	(23,769)	(21,292)
Net cash (used in) provided by financing activities	(158,129)	(145,744)	73,064
Effect of exchange rate changes on cash	545	(307)	(3,126)
NET INCREASE IN CASH AND CASH EQUIVALENTS:	116,982	66,699	6,082
CASH AND CASH EQUIVALENTS, beginning of year	38,511	155,493	222,192
CASH AND CASH EQUIVALENTS, end of year	$155,493	$222,192	$228,274
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,082	$4,452	$2,592
Income taxes	18,930	53,356	64,843
Non-cash items:
Initial operating lease right-of-use assets for adoption of ASU 2016-02	42,070	—	—
Initial current and noncurrent operating lease liabilities for adoption of ASU 2016-02	43,953	—	—
Accrued tax withholdings upon vesting of equity awards	1,153	2,866	1,903
Contingent consideration liabilities from acquisitions	2,270	10,640	7,350
Accrued acquisition of property and equipment	491	—	—

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of September 30, 2022, we have over 100 locations worldwide, including 78 retail dealership locations, some of which include marinas. Also, as of September 30, 2022, we own or operate 34 marinas worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, a MarineMax company, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. We also own Boatyard, an industry-leading customer experience digital product company.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 23% of our revenue in fiscal 2022. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 9%, respectively, of our revenue in fiscal 2022. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 8% of our revenue in fiscal 2022. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54%, 50% and 51% of our dealership revenue during fiscal 2020, 2021, and 2022, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017 and Hurricane Ian in 2022, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2022.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2021 and 2022, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.7 million and $5.9 million as of September 30, 2021 and September 30, 2022, respectively.

We recognize revenue from the sale of our manufactured boats and yachts when control of the boat or yacht is transferred to the dealer or customer which is generally upon acceptance by the dealer or customer. At the time of acceptance, the dealer or customer is able to direct the use of, and obtain substantially all of the benefits of the boat or yacht. We have elected to record shipping and handling activities that occur after the dealer or customer has obtained control of the boat or yacht as a fulfillment activity.

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $31.8 million recorded as of September 30, 2020 were recognized in revenue during the fiscal year ended September 30, 2021. Total contract liabilities of approximately $94.9 million recorded as of September 30, 2021 were recognized in revenue during the fiscal year ended September 30, 2022.

We recognize revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition by reportable segment for the fiscal years ended September 30,

	Retail Operations			Product Manufacturing
	2020	2021	2022	2020	2021	2022
Goods and services transferred at a point in time	92.7%	91.6%	90.9%	—	100.0%	100.0%
Goods and services transferred over time	7.3%	8.4%	9.1%	—	—	—
Revenue	100.0%	100.0%	100.0%	—	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the fiscal years ended September 30,

	2022
	Retail Operations	Product Manufacturing	Total
New boat sales	71.9%	100.0%	73.2%
Used boat sales	7.7%	—	7.3%
Maintenance, repair, storage, rental, and charter services	7.7%	—	7.4%
Finance and insurance products	3.1%	—	3.0%
Parts and accessories	3.5%	—	3.3%
Brokerage sales	6.1%	—	5.8%
Revenue	100.0%	100.0%	100.0%

	2021
	Retail Operations	Product Manufacturing	Total
New boat sales	70.3%	100.0%	70.5%
Used boat sales	11.0%	—	10.9%
Maintenance, repair, storage, rental, and charter services	7.1%	—	7.1%
Finance and insurance products	2.7%	—	2.7%
Parts and accessories	3.2%	—	3.2%
Brokerage sales	5.7%	—	5.6%
Revenue	100.0%	100.0%	100.0%

	2020
	Retail Operations	Product Manufacturing	Total
New boat sales	70.2%	—	70.2%
Used boat sales	15.1%	—	15.1%
Maintenance, repair, storage, rental, and charter services	6.4%	—	6.4%
Finance and insurance products	2.7%	—	2.7%
Parts and accessories	3.0%	—	3.0%
Brokerage sales	2.6%	—	2.6%
Revenue	100.0%	—	100.0%

Cost of Sales

Cost of sales primarily includes cost of products sold, transportation costs from manufacturers to our retail stores, and vendor consideration. Cost of sales includes depreciation of property and equipment from our product manufacturing segment (manufacturing overhead).

Selling, General, and Administrative expenses

Selling, general, and administrative expenses primarily include salaries and incentive-based compensation, sales commissions, brokerage commissions, advertising, insurance, utilities, depreciation and amortization, and other customary operating expenses.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of our common stock on the grant date. We recognize compensation cost for all awards in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2022.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $14.0 million, $14.8 million and $25.8 million, net of related co-op assistance, which was not material to the consolidated financial statements, for the fiscal years ended September 30, 2020, 2021, and 2022, respectively.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by us in the accompanying consolidated financial statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of contingent consideration liabilities. Actual results could differ materially from those estimates.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. NEW ACCOUNTING PRONOUNCEMENTS:

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

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company has early adopted ASU 2021-08 as of October 1, 2021, on a prospective basis. The impact of the adoption of ASU 2021-08 had an immaterial impact on the Company’s consolidated financial statements.

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

	2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,528	$—	$1,528
Liabilities:
Contingent consideration liabilities	$—	$—	$15,207	$15,207

	2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$150	$—	$150
Liabilities:
Contingent consideration liabilities	$—	$—	$12,364	$12,364

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2021, and 2022.

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

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the fiscal the years ended September 30, 2021 and 2022:

Contingent Consideration Liabilities
(Amounts in thousands)
Balance as of September 30, 2020	$2,960
Additions from business acquisitions	10,640
Settlement of contingent consideration liabilities	(3,000)
Change in fair value and net present value of contingency	1,764
Balance as of September 30, 2021	$12,364
Additions from business acquisitions	7,350
Settlement of contingent consideration liabilities	(5,500)
Change in fair value and net present value of contingency	993
Balance as of September 30, 2022	$15,207

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

	2021		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,872	$6,899	$6,355	$6,403
Mortgage facility payable to Seacoast National Bank	17,529	17,675	16,681	17,098
Mortgage facility payable to Hancock Whitney Bank	27,089	27,106	24,977	25,192

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

Accounts receivable are presented net of an allowance for expected credit losses. The allowance for expected credit losses, which was not material to the consolidated financial statements as of September 30, 2021 or 2022, was based on our consideration of past collection experience, current information, and reasonable and supportable forecasts.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net consisted of the following as of September 30,

	2021	2022
	(Amounts in thousands)
Trade receivables, net	$38,953	$41,215
Amounts due from manufacturers	7,344	7,826
Other receivables	1,354	1,246
Accounts receivable, net	$47,651	$50,287

6. INVENTORIES:

Inventories consisted of the following as of September 30,

	2021	2022
	(Amounts in thousands)
New and used boats, motors, and trailers	$143,267	$272,422
In transit inventory and deposits	50,621	117,268
Parts, accessories, and other	13,779	17,143
Work-in-process	11,358	21,691
Raw materials	11,959	25,835
Inventories	$230,984	$454,359

7. PROPERTY AND EQUIPMENT:

Property and equipment, net consisted of the following as of September 30,

	2021	2022
	(Amounts in thousands)
Land	$57,330	$80,312
Buildings and improvements	137,271	179,162
Machinery and equipment	54,510	70,445
Furniture and fixtures	5,897	6,523
Vehicles	18,269	20,843
Gross property and equipment	273,277	357,285
Less: accumulated depreciation and amortization	(97,814)	(111,274)
Property and equipment, net	$175,463	$246,011

Depreciation and amortization expense on property and equipment totaled approximately $12.8 million, $13.9 million, and $16.7 million, for the fiscal years ended September 30, 2020, 2021, and 2022, respectively.

8. LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of September 30, 2022, the weighted-average remaining lease term for our leases was approximately 12 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Consolidated Balance Sheets. For the fiscal years ended September 30, 2020, 2021, and 2022, operating lease expenses recorded in selling, general, and administrative expenses were approximately $13.9 million, $24.1 million, and $23.5 million, of which approximately $0.5 million, $0.7 million, and $0.6 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2022, the weighted-average discount rate used was approximately 5.5%.

As of September 30, 2022, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2023	$14,715
2024	13,744
2025	11,172
2026	10,311
2027	9,905
Thereafter	78,917
Total lease payments	138,764
Less: interest	(39,414)
Present value of lease liabilities	$99,350

The following table sets forth supplemental cash flow information related to leases for the fiscal years ended September 30,

	2020	2021	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,209	$16,917	$16,039
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,811	$74,097	$4,588

The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accrued expenses and other liabilities in the accompanying Consolidated Statements of Cash Flows.

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France.

In November 2021, we completed acquisitions for Intrepid Powerboats, a premier manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas, for aggregate consideration of approximately $67.2 million (net of cash acquired of $9.4 million), including estimated contingent consideration of $6.0 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $7.3 million; and total goodwill recognized was approximately $39.6 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $10.7 million of goodwill related to the acquisitions, wholly attributable to Texas MasterCraft, is deductible for tax purposes.

In July 2021 we purchased Nisswa Marine, Inc. a full-service dealer located in Nisswa, Minnesota. Goodwill and other intangible assets associated with the Nisswa Marine acquisition was approximately $15.3 million.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $5,993	$61,448

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets, net of cash acquired of $5,993	$29,869
Property and equipment	12,126
Intangible assets	4,602
Current liabilities	(25,283)
Total identifiable net assets acquired:	21,314
Goodwill	$40,134
Total	$61,448

The fair value of current assets acquired includes accounts receivable and inventory of approximately $3.1 million and $26.2 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $11.7 million, accrued expenses of approximately $10.3 million, and accounts payable of approximately $3.0 million. The intangible assets acquired include the trade name and customer relationships. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The majority of the goodwill is expected to be deductible for tax purposes. The customer relationships have a weighted average useful life of approximately 2.0 years. The tradename has an indefinite life. Our results for fiscal 2021 include results from Cruisers Yachts between May 2, 2021 and September 30, 2021. Refer to Note 21 for disclosure of the revenues and income from operations. We have not disclosed the pro forma effect of Cruisers Yachts’ financial information for fiscal 2020 and prior to acquisition on May 2, 2021, because Cruisers Yachts’ historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

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

In total, goodwill and other intangible assets increased, primarily due to acquisitions, by $116.8 million and $45.3 million, for the fiscal years ended September 30, 2021 and 2022, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $110.8 million and $10.5 million, for the fiscal years ended September 30, 2021 and 2022, respectively. Current and previous acquisitions have resulted in the recording of $195.6 million and $235.6 million in goodwill and $5.6 million and $10.9 million in other intangible assets as of September 30, 2021 and 2022, respectively.

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

The following table sets forth the changes in carrying amount of goodwill by reportable segment for the fiscal years ended September 30, 2021 and 2022:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2020	$84,240	$—	$84,240
Goodwill acquired	71,306	40,134	111,440
Foreign currency translation	(117)	—	(117)
Balance as of September 30, 2021	$155,429	$40,134	$195,563
Goodwill acquired	14,035	28,900	42,935
Foreign currency translation	(2,913)	—	(2,913)
Balance as of September 30, 2022	$166,551	$69,034	$235,585

Other intangible assets, net, at September 30, consisted of the following:

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2022
	(Amounts in thousands)
Trade names - indefinite-lived	$3,051	$7,736
Other intangible assets, primarily customer relationships	3,970	5,948
	7,021	13,684
Less: accumulated amortization	(1,462)	(2,798)
Intangible assets, net	$5,559	$10,886

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of September 30,

	2021	2022
	(Amounts in thousands)
Payroll accruals	$42,138	$41,413
Customer and storage accruals	17,390	18,095
Sales and other taxes payable	8,462	5,930
Other accruals	18,604	23,964
Accrued expenses	$86,594	$89,402

11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company short-term borrowing in the form of a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Agreement also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

The interest rate is (a) for amounts outstanding under the floor plan facility, 3.45% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro or other currencies other than dollars under the revolving credit facility.

The New Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of September 30, 2022, we were in compliance with all covenants under the New Credit Agreement. The New Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. In July 2021, we amended the Credit Facility to increase the borrowing availability to $500 million, extend the term to expire by one year to July 2024, with two one-year options to renew, subject to lender approval, and modify certain provisions to provide additional liquidity to the Company. The Credit Facility provided the Company a line of credit with asset based borrowing availability of up to $500 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility was set to expire in July 2024, subject to extension for two one-year periods, with lender approval. The Credit Facility was replaced by the New Credit Agreement.

As of September 30, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $135.1 million. As of September 30, 2022, short-term borrowings included unamortized debt issuance costs of

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $3.1 million. As of September 30, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $24.1 million, and included unamortized debt issuance costs of approximately $0.2 million.

As of September 30, 2021 and 2022, the interest rate on the outstanding short-term borrowings was approximately 4.20% and 6.0%, respectively. As of September 30, 2022, our additional available borrowings under our Credit Facility were approximately $65.8 million based upon the outstanding borrowing base availability. As of September 30, 2022, no amounts were withdrawn on the delayed draw term loan facility to finance the acquisition of IGY Marinas or the delayed draw mortgage loan facility. Refer to Note 22 for the closing of the IGY Marinas acquisition in October 2022.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. However, we rely on our New Credit Agreement to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our New Credit Agreement also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital or experience excessive volumes of borrowing requests from others during a short period of time. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our New Credit Agreement to fund our operations. Any inability to utilize our New Credit Agreement could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

Long-term Debt

The below table summarizes the Company's long-term debt.

September 30, 2022
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 5.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,403
Mortgage facility payable to Seacoast National Bank bearing interest at 5.63% (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,098
Mortgage facility payable to Hancock Whitney Bank bearing interest at 5.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	25,192
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 6.00% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $24.5 million at September 30, 2022.	—
Total long-term debt	48,693
Less: current portion	(2,882)
Less: unamortized portion of debt issuance costs	(510)
Long-term debt, net current portion and unamortized debt issuance costs	$45,301

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 2.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,899
Mortgage facility payable to Seacoast National Bank bearing interest at 3.00% (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,675
Mortgage facility payable to Hancock Whitney Bank bearing interest at 2.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	27,106
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 3.00% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $26.1 million at September 30, 2021.	—
Total long-term debt	51,680
Less: current portion	(3,587)
Less: unamortized portion of debt issuance costs	(595)
Long-term debt, net current portion and unamortized debt issuance costs	$47,498

As of September 30, 2022, the aggregate maturities of long-term debt by fiscal year are summarized as follows:

(Amounts in thousands)
2023	$2,882
2024	2,882
2025	2,882
2026	2,882
2027	6,882
Thereafter	30,283
Total long-term debt	$48,693

12. INCOME TAXES:

Income before income tax provision consisted of the following components for the fiscal years ended September 30,

	2020	2021	2022
	(Amounts in thousands)
Income before income tax provision:
United States	$94,854	$202,643	$254,052
Other	2,586	3,151	7,869
Total	$97,440	$205,794	$261,921

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2020	2021	2022
	(Amounts in thousands)
Current provision:
Federal	$17,654	$38,028	$49,380
Foreign	654	1,516	1,739
State	1,365	6,527	11,004
Total current provision	$19,673	$46,071	$62,123
Deferred provision:
Federal	$2,262	$4,201	$1,650
Foreign	—	—	—
State	871	543	159
Total deferred provision	3,133	4,744	1,809
Total income tax provision	$22,806	$50,815	$63,932

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2020	2021	2022
Federal tax provision	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.7%	3.4%
Stock-based compensation	(0.5)%	(0.7)%	(0.6)%
Valuation allowance	(0.2)%	—	—
Foreign rate differential	0.1%	0.1%	—
Other	(0.1)%	0.6%	0.6%
Effective tax rate	23.4%	24.7%	24.4%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2021	2022
	(Amounts in thousands)
Deferred tax assets:
Inventories	$771	$831
Operating lease liabilities	25,924	23,323
Accrued expenses	1,225	889
Stock-based compensation	2,810	4,147
Tax loss carryforwards	667	599
Other	852	1,154
Total long-term deferred tax assets	$32,249	$30,943
Deferred tax liabilities:
Depreciation and amortization	(16,226)	(22,369)
Operating lease right-of-use assets	(25,291)	(22,733)
Other	—	(1,242)
Total long-term deferred tax liabilities	$(41,517)	$(46,344)
Net deferred tax liabilities	$(9,268)	$(15,401)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2022, we have no available taxable income in prior carryback years and have not identified prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon the reversal of existing deferred tax liabilities and generating

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future taxable income. It is more likely than not that we will generate sufficient taxable income to realize the deferred tax asset not offset by reversing deferred tax liabilities.

As of September 30, 2022, the Company has NOL carryforwards of approximately $9.5 million for state income tax purposes, which resulted in a deferred tax asset of $0.6 million, and expire at various dates from 2029 through 2032.

Significant judgment is required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the consolidated financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

We are subject to tax by federal, state, and foreign taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2019, we are not subject to assessments prior to the 2016 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2017 calendar year for the majority of the foreign jurisdictions.

13. SHAREHOLDERS’ EQUITY:

In March 2020, our Board of Directors approved a new share repurchase plan allowing the Company to repurchase up to 10 million shares of our common stock through March 2022. The share repurchase plan was subsequently extended in March 2022 through March 2024. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2022 we had purchased an aggregate of 7,267,021 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $148.7 million. As of September 30, 2022, approximately 8.9 million shares remained available for future purchases under the share repurchase program.

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

Stock-based compensation expense recorded in selling, general, and administrative expenses was approximately $7.5 million, $9.7 million, and $16.0 million, for the fiscal years ended September 30, 2020, 2021, and 2022, respectively.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2020, 2021 and 2022 was approximately $4.6 million, $2.6 million, and $2.2 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes activity from our incentive stock plans from September 30, 2021 through September 30, 2022:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2021	918,061	115,250	$4,085	$13.08	1.9
Shares authorized	1,000,000
Options granted	-	—		—
Options cancelled/forfeited/expired	20,000	(20,000)		7.39
Options exercised	-	(32,500)		7.81
Restricted stock awards granted	(391,208)	—		—
Restricted stock awards forfeited	13,684	—		—
Additional shares of stock issued	(24,443)	—		—
Balance as of September 30, 2022	1,536,094	62,750	$893	$17.62	2.3
Exercisable as of September 30, 2022		60,083	$870	$16.93	2.2

No options were granted during the fiscal years ended September 30, 2020, and 2022. The weighted-average grant date fair value of options granted during the fiscal year ended September 30, 2021 was $25.29. The total intrinsic value of options exercised during the fiscal years ended September 30, 2020, 2021 and 2022 was approximately $3.8 million, $1.8 million, and $1.4 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2020	2021	2022
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	0.1%	0.7%
Volatility	69.7%	69.6%	49.0%
Expected life	Six months	Six months	Six months

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022, we had issued 1,191,779 shares of common stock under our Stock Purchase Plan.

17. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2021 Plan, 2011 Plan, and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to officers, and vesting period for time-based awards. Officer performance-based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2021 through September 30, 2022:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2021	911,429	$22.33
Changes during the period:
Awards granted	391,208	$52.52
Awards vested	(354,436)	$21.49
Awards forfeited	(13,684)	$26.05
Non-vested balance as of September 30, 2022	934,517	$35.23

As of September 30, 2022, we had approximately $19.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years.

18. NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share for the fiscal years ended September 30,

	2020	2021	2022
Weighted average common shares outstanding used in calculating basic net income per share	21,547,665	22,010,130	21,706,225
Effect of dilutive options and non-vested restricted stock awards	577,673	849,368	692,984
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,125,338	22,859,498	22,399,209

For the fiscal years ended September 30, 2020, 2021, and 2022 there were 9,650, 1,619, and 71,976 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2022, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal year ended September 30, 2020, we incurred costs associated with store closings and lease terminations of approximately $1.7 million. During the fiscal years ended September 30, 2021, and 2022, we incurred no costs associated with store closings and lease terminations. The store closing costs have been included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit and surety bonds for our insurance carriers in the amount of $2.0 million relating primarily to retained risk on our workers compensation claims.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we matched 50% of participants’ contributions, up to a maximum of 6% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $2.7 million, $5.0 million, and $6.1 million for the fiscal years ended September 30, 2020, 2021 and 2022, respectively.

21. SEGMENT INFORMATION:

Change in Reportable Segments

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We now report our operations through two operating segments, which are also reportable segments: Retail Operations and Product Manufacturing.

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

Product Manufacturing. The Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, produces customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the fiscal years ended September 30,

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2021	2022
	(Amounts in thousands)
Depreciation:
Retail Operations	$12,756	$13,821	$16,577
Product Manufacturing	—	32	131
Depreciation	$12,756	$13,853	$16,708
Amortization:
Retail Operations	$16	$1,429	$857
Product Manufacturing	—	324	1,853
Amortization	$16	$1,753	$2,710

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the fiscal years ended September 30,

	2020	2021	2022
	(Amounts in thousands)
Revenue:
Retail Operations	$1,509,713	$2,043,613	$2,199,026
Product Manufacturing	—	44,000	176,273
Elimination of intersegment revenue	—	(24,356)	(67,201)
Revenue	$1,509,713	$2,063,257	$2,308,098
Income from operations:
Retail Operations	$106,715	$207,034	$249,186
Product Manufacturing	—	6,940	20,258
Elimination of intersegment income from operations	—	(4,515)	(4,240)
Income from operations	$106,715	$209,459	$265,204

22. SUBSEQUENT EVENTS:

On October 3, 2022, the Company and its wholly-owned subsidiary, MarineMax East, Inc., a Delaware corporation, completed the purchase of all of the outstanding membership interest units of Island Global Yachting LLC, a Delaware limited liability company, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) with Island Marina Holdings LLC, a Delaware limited liability company, and Island Marinas Subsidiary Corp., a Delaware corporation, dated August 8, 2022 (the “Transaction”). The Transaction was consummated for an aggregate cash purchase price of $480 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement, with an additional potential payment of up to $100 million in cash two years after closing, subject to the achievement of certain performance metrics set forth in the Purchase Agreement. The Transaction was financed through MarineMax’s New Credit Agreement which included drawing $400 million from the term loan facility and cash on hand.