Form 10-Q
period 2022-12-31
MARINEMAX INC
filed 2023-01-31
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on January 25, 2023 was 21,853,546.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2022
Revenue	$472,691	$507,927
Cost of sales	305,492	321,030
Gross profit	167,199	186,897

Selling, general, and administrative expenses	119,997	150,397
Income from operations	47,202	36,500

Interest expense	637	9,484
Income before income tax provision	46,565	27,016

Income tax provision	10,622	7,029
Net income	35,943	19,987

Less: Net income attributable to non-controlling interests	—	297
Net income attributable to MarineMax, Inc.	$35,943	$19,690

Basic net income per common share	$1.64	$0.91

Diluted net income per common share	$1.59	$0.89

Weighted average number of common shares used in computing net income per common share:

Basic	21,899,264	21,756,165
Diluted	22,663,694	22,223,173

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2022
Net income	$35,943	$19,987

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(489)	5,086
Interest rate swap contract	93	(69)
Total other comprehensive income (loss), net of tax	(396)	5,017

Comprehensive income	35,547	25,004
Less: comprehensive income attributable to non-controlling interests	—	498
Comprehensive income attributable to MarineMax, Inc.	$35,547	$24,506

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,274	$177,773
Accounts receivable, net	50,287	68,514
Inventories, net	454,359	605,369
Prepaid expenses and other current assets	21,077	21,715
Total current assets	753,997	873,371
Property and equipment, net of accumulated depreciation of $111,274 and $119,569	246,011	501,589
Operating lease right-of-use assets, net	96,837	138,592
Goodwill	235,585	527,718
Other intangible assets, net	10,886	38,794
Other long-term assets	9,455	33,220
Total assets	$1,352,771	$2,113,284
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,342	$43,373
Contract liabilities (customer deposits)	144,427	119,889
Accrued expenses	89,402	101,799
Short-term borrowings	132,026	341,212
Current maturities on long-term debt	2,882	32,449
Current operating lease liabilities	9,693	10,480
Total current liabilities	412,772	649,202
Long-term debt, net of current maturities	45,301	415,263
Noncurrent operating lease liabilities	89,657	121,045
Deferred tax liabilities, net	15,401	37,807
Other long-term liabilities	6,974	75,041
Total liabilities	570,105	1,298,358
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and December 31, 2022	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,939,846 and 29,118,477 shares issued and 21,672,825 and 21,851,456 shares outstanding as of September 30, 2022 and December 31, 2022, respectively	29	29
Additional paid-in capital	303,432	308,480
Accumulated other comprehensive (loss) income	(2,806)	2,010
Retained earnings	630,667	650,357
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2022 and December 31, 2022	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	782,666	812,220
Non-controlling interests	—	2,706
Total shareholders’ equity	782,666	814,926
Total liabilities and shareholders’ equity	$1,352,771	$2,113,284

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interest	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$-	$594,892
Net income	—	—	—	—	35,943	—	—	35,943
Shares issued pursuant to employee stock purchase plan	22,399	—	924	—	—	—	—	924
Shares issued upon vesting of equity awards, net of minimum tax withholding	111,011	—	(1,429)	—	—	—	—	(1,429)
Shares issued upon exercise of stock options	21,000	—	155	—	—	—	—	155
Non-controlling interest in subsidiary							—
Stock-based compensation	684	—	3,263	—	—	—	—	3,263
Other comprehensive loss	—	—	—	(396)	—	—	—	(396)
BALANCE, December 31, 2021	28,743,957	$29	$291,814	$252	$468,621	$(127,364)	$-	$633,352

See accompanying Notes to Condensed Consolidated Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,943	$19,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,496	9,118
Deferred income tax (benefit) provision, net of effects of acquisitions	(91)	1,784
(Gain) loss on sale of property and equipment and assets held for sale	(48)	113
Stock-based compensation expense	3,263	4,845
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	10,750	(11,939)
Inventories, net	(70,265)	(149,234)
Prepaid expenses and other assets	358	1,042
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(118)	(2,789)
Contract liabilities (customer deposits)	26,576	(26,832)
Accrued expenses and other liabilities	(2,785)	(2,389)
Net cash provided by (used in) operating activities	8,079	(156,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,856)	(10,437)
Cash used in acquisition of businesses, net of cash acquired	(67,071)	(488,248)
Purchases of investments	(1,750)	—
Proceeds from insurance settlements	-	177
Proceeds from sale of property and equipment and assets held for sale	99	25
Net cash used in investing activities	(92,578)	(498,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	86,088	208,860
Proceeds from long-term debt	-	400,000
Payments of long-term debt	(875)	(641)
Contingent acquisition consideration payments	(3,000)	(4,000)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,079	1,262
Payments on tax withholdings for equity awards	(4,296)	(2,962)
Net cash provided by financing activities	78,996	602,519
Effect of exchange rate changes on cash	(374)	1,757
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,877)	(50,501)
CASH AND CASH EQUIVALENTS, beginning of period	222,192	228,274
CASH AND CASH EQUIVALENTS, end of period	$216,315	$177,773
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$573	$1,832
Income taxes	$103	$2,187
Non-cash items:
Contingent consideration liabilities from acquisitions	$6,030	$68,680

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of December 31, 2022, we have over 125 locations worldwide, including 78 retail dealership locations, some of which include marinas. Following the October 2022 acquisition of IGY Marinas, MarineMax owns or operates 57 marinas worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, a MarineMax company, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. We also own Boatyard, an industry-leading customer experience digital product company.

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

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism around the world. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast.

As is typical in the industry, we deal with most of our manufacturers, other than Sea Ray, Boston Whaler, and Azimut Yachts, under renewable annual dealer agreements, each of which gives us the right to sell various makes and models of boats within a given geographic region. Any change or termination of these agreements, or the agreements discussed above, for any reason, or changes in competitive, regulatory or marketing practices, including rebate or incentive programs, could adversely affect our results of operations. Although there are a limited number of manufacturers of the type of boats and products that we sell, we believe that adequate alternative sources would be available to replace any manufacturer other than Sea Ray, Boston Whaler, and Azimut as a product source. These alternative sources may not be available at the time of any interruption, and alternative products may not be available at comparable terms, which could adversely affect operating results.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the three months ended December 31, 2022, are not necessarily indicative of the results that may be expected in future periods.

The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying Unaudited Condensed Consolidated Financial Statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets and valuation of contingent consideration liabilities. Actual results could differ from those estimates.

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We report our operations through two reportable segments: Retail Operations and Product Manufacturing. The change in reportable segments had no impact on the Company’s previously reported historical consolidated financial statements. Where applicable, all prior periods presented have been revised to conform to the change in reportable segments. See Note 17.

All references to the “Company,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and its subsidiaries.

In order to provide comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the consolidated financial statement presentation of the current period. Specifically, goodwill was moved into a separate caption on the balance sheets. This reclassification had no impact on net income or retained earnings in either period presented. The Unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. All significant intercompany transactions and accounts have been eliminated.

3.
NEW ACCOUNTING PRONOUNCEMENTS:

The Company currently has no material recent accounting pronouncements recently adopted or yet to be adopted as of December 31, 2022.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,429	$—	$1,429
Liabilities:
Contingent consideration liabilities	$—	$—	$80,934	$80,934

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,528	$—	$1,528
Liabilities:
Contingent consideration liabilities	$—	$—	$15,207	$15,207

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2021 and 2022.

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

The fair value of the Company's contingent consideration liabilities is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. The risk associated with the financial projections was evaluated using a Monte Carlo simulation analysis, pursuant to which the projections were discounted to present value using a discount rate that takes into consideration market-based rates of return, and then simulated to reflect the ability of the acquired entity to achieve the earnout targets. The concluded earnout payments were further discounted at our estimated cost of debt, to account for counterparty risk. We note that changes in financial projections, market participant assumptions for revenue growth and/or profitability, or market risk factors, would result in a change in the fair value of recorded earnout obligations.

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	December 31, 2022
Net operating income projected growth rates	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $6.4 million and $70.3 million as of September 30, 2022 and December 31, 2022, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following tables set forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the three months ended December 31, 2021 and 2022:

	Contingent Consideration Liabilities
	2021	2022
	(Amounts in thousands)
Beginning balance - September 30,	$12,364	$15,207
Additions from business acquisitions	6,030	68,680
Settlement of contingent consideration liabilities	(3,000)	(4,000)
Change in fair value and net present value of contingency	110	1,047
Ending balance - December 31,	$15,504	$80,934

We determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, term loans, revolving mortgage facility, and other loans payable approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30, 2022 and December 31, 2022:

	September 30, 2022		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,355	$6,403	$5,581	$6,279
Mortgage facility payable to Seacoast National Bank	16,681	17,098	13,778	17,060
Mortgage facility payable to Hancock Whitney Bank	24,977	25,192	21,943	24,714

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of December 31, 2022, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $7.2 million as of September 30, 2022 and December 31, 2022, respectively.

We recognize revenue from the sale of our manufactured boats and yachts when control of the boat or yacht is transferred to the dealer or customer, which is generally upon acceptance by the dealer or customer. At the time of acceptance, the dealer or customer is able to direct the use of, and obtain substantially all of the benefits of, the boat or yacht. We have elected to record shipping and handling activities that occur after the dealer or customer has obtained control of the boat or yacht as a fulfillment activity.

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

The following table sets forth percentages on the timing of revenue recognition:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2021	2022	2021	2022
Goods and services transferred at a point in time	89.5%	85.6%	100.0%	100.0%
Goods and services transferred over time	10.5%	14.4%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

6.
LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2022, the weighted-average remaining lease term for our leases was approximately 22 years. All of our leases are classified as operating leases, which are included as right-of-use (“ROU”) assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended December 31, 2021 and 2022, operating lease expenses recorded in selling, general, and administrative expenses were approximately $5.8 million and $7.0 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

Our real estate and equipment leases often require that we pay maintenance in addition to rent. Additionally, our real estate leases generally require payment of real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the ROU asset and lease liability but are reflected as variable lease expenses.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2022, the weighted-average discount rate used was approximately 6.4%.

As of December 31, 2022, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2023	$12,133
2024	16,292
2025	13,314
2026	12,479
2027	12,135
Thereafter	269,058
Total lease payments	335,411
Less: interest	(203,886)
Present value of lease liabilities	$131,525

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 31,
	2021	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,085	$4,428
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,775	$44,239

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

Inventories consisted of the following as of:

	September 30, 2022	December 31, 2022
	(Amounts in thousands)
New and used boats, motors, and trailers	$272,422	$404,444
In transit inventory and deposits	117,268	132,505
Parts, accessories, and other	17,143	18,832
Work-in-process	21,691	22,833
Raw materials	25,835	26,755
Inventories	$454,359	$605,369

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction Company based on Central Florida's Gulf Coast.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate purchase price of $480,000,000, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of IGY Marinas (“IGY Sellers”), have the opportunity to earn additional consideration as part of a contingent consideration arrangement subject to the achievement of certain performance metrics. The maximum amount of consideration that can be paid under the contingent consideration arrangement is $100.0 million. The fair value of $67.7 million of the contingent consideration arrangement was estimated by a third-party valuation expert by applying an income valuation approach and is included in other long-term liabilities. The earnout was estimated based on certain performance metrics as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The IGY Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of IGY Marinas expands the Company’s marina footprint and superyacht services offerings and strengthens its position as the global leader in superyacht and luxury marina destinations in the United States of America, the Caribbean, Mexico and Europe.

The following table summarizes the consideration paid for IGY Marinas and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $28,075	$481,349
Contingent consideration arrangement	67,700
Noncontrolling interests in consolidated subsidiaries	2,208
Fair value of total consideration transferred	$551,257

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net working capital, net of cash acquired of $28,075	$(21,296)
Property and equipment	246,440
Operating lease right-of-use assets	39,720
Intangible assets	29,285
Equity method investments	14,098
Other long-term assets	6,973
Operating lease liabilities	(29,416)
Other liabilities	(1,301)
Deferred tax liabilities, net	(20,622)
Total identifiable net assets acquired:	263,881
Goodwill	$287,376
Total	$551,257

The fair value of current assets acquired includes accounts receivable and other current assets of approximately $4.5 million and $4.1 million, respectively. The fair value of current liabilities assumed includes contract liabilities of approximately $13.3 million, tax contingency reserves of approximately $7.1 million and accrued expenses of approximately $6.3 million. We recorded approximately $287.4 million in goodwill and approximately $29.3 million of other identifiable intangibles, composed of indefinite-lived trade names and customer relationships, in connection with the IGY Marinas acquisition, however, purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor. The goodwill represents the assembled workforce, our enhanced geographic reach, and global brand infrastructure. Goodwill of approximately $141.6 million is expected to be deductible for tax purposes. As of the acquisition date, the customer relationships have a weighted average useful life of approximately 4.5 years. For the three months ended December 31, 2021 and 2022, IGY Marinas revenue was approximately $26.0 and $29.5 million, respectively. For the three months ended December 31, 2021 loss before taxes was approximately $2.8 million and for the three months ended December 31, 2022, income before taxes was approximately $4.2 million. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumption that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total balance of approximately $6.2 million as of December 31, 2022.

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

In total, current and previous acquisitions have resulted in the recording of $246.5 million and $566.5 million in goodwill and other intangible assets as of September 30, 2022 and December 31, 2022, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of December 31, 2022, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the three months ended December 31, 2022:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2022	$166,551	$69,034	$235,585
Goodwill acquired	288,621	—	288,621
Foreign currency translation	3,512	—	3,512
Balance as of December 31, 2022	$458,684	$69,034	$527,718

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

During the three months ended December 31, 2021 and 2022, we recognized an income tax provision of $10.6 million and $7.0 million, respectively. The effective income tax rate for the three months ended December 31, 2021 and 2022 was 22.8% and 26.3%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Agreement also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

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

The New Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of December 31, 2022, we were in compliance with all covenants under the New Credit Agreement. The New Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

In May 2020, we entered into a Loan and Security Agreement (the “Credit Facility”), with Wells Fargo Commercial Distribution Finance LLC, M&T Bank, Bank of the West, and Truist Bank. In July 2021, we amended the Credit Facility to increase the borrowing availability to $500 million, extend the term to expire by one year to July 2024, with two one-year options to renew, subject to lender approval, and modify certain provisions to provide additional liquidity to the Company. The Credit Facility provided the Company a line of credit with asset-based borrowing availability of up to $500 million for working capital and inventory financing, with the amount permissible pursuant to a borrowing base formula. The Credit Facility was set to expire in July 2024, subject to extension for two one-year periods, with lender approval. The Credit Facility was replaced by the New Credit Agreement.

As of December 31, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $341.2 million. As of December 31, 2022, short-term borrowings included unamortized debt issuance costs of approximately $1.6 million. As of December 31, 2021, our indebtedness associated with financing our inventory and working capital needs totaled approximately $113.7 million and included unamortized debt issuance costs of approximately $0.2 million.

As of December 31, 2021 and 2022, the interest rate on the outstanding short-term borrowings was approximately 4.20% and 7.60%, respectively. As of December 31, 2022, our additional available borrowings under our New Credit Agreement were approximately $24.0 million based upon the outstanding borrowing base availability. As of December 31, 2022, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2022	December 31, 2022
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 6.50% as of December 31, 2022 (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,403	$6,279
Mortgage facility payable to Seacoast National Bank bearing interest at 6.88% as of December 31, 2022 (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,098	17,060
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.88% as of December 31, 2022 (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	25,192	24,714
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 7.25% as of December 31, 2022 (base minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $24.0 million at December 31, 2022.	—	—
'Term loan payable to M&T Bank bearing interest at 5.37% as of December 31, 2022. Requires quarterly principal and interest payments. Facility matures in August 2027.	—	400,000
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.63% as of December 31, 2022. Requires quarterly principal and interest payments. Facility matures in December 2030.	—	1,430
Total long-term debt	48,693	449,483
Less: current portion	(2,882)	(32,449)
Less: unamortized portion of debt issuance costs	(510)	(1,771)
Long-term debt, net current portion and unamortized debt issuance costs	$45,301	$415,263

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

During the three months ended December 31, 2021 and 2022, we recognized stock-based compensation expense of approximately $3.3 million and $4.8 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2021 and 2022, was approximately $1.1 million and $1.3 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2022 through December 31, 2022:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2022	1,536,094	62,750	$893	$17.62	2.3
Options granted	(5,000)	5,000		31.22
Options cancelled/forfeited/expired	10,000	(10,000)		7.48
Options exercised	1,000	(1,000)		7.48
Restricted stock awards granted	(829,366)	-		-
Restricted stock awards forfeited	15,668	-		-
Additional shares of stock issued	(1,507)	-		-
Balance as of December 31, 2022	726,889	56,750	$679	$20.78	3.2
Exercisable as of December 31, 2022		51,749	$679	$19.21	2.6

During the three months ended December 31, 2022, 5,000 options were granted. No options were granted for the three months ended December 31, 2021. The weighted average grant date fair value of options granted during the three months ended December 31, 2022 was $15.53. The total intrinsic value of options exercised during the three months ended December 31, 2021 and 2022, was $1.1 million and $0.1 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2021	2022
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.1%	3.9%
Volatility	49.1%	48.1%
Expected life	Six Months	Six Months

As of December 31, 2022, we have issued 1,241,351 shares of common stock under our Stock Purchase Plan since its inception.

14.
RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2021 Plan, the 2011 Plan, and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to officers, and vesting period for time-based awards. Officer performance-based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 175% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2022 through December 31, 2022:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2022	934,517	$35.23
Changes during the period:
Awards granted	829,366	$32.12
Awards vested	(144,450)	$30.35
Awards forfeited	(15,668)	$35.15
Non-vested balance as of December 31, 2022	1,603,765	$34.06

As of December 31, 2022, we had approximately $40.9 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.5 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2021	2022
Weighted average common shares outstanding used in calculating basic net income per share	21,899,264	21,756,165
Effect of dilutive options and non-vested restricted stock awards	764,430	467,008
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,663,694	22,223,173

For the three months ended December 31, 2021 and 2022, there were 328,185 and 257,811 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2022, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

17.
SEGMENT INFORMATION:

Change in Reportable Segments

Effective May 2, 2021, our operating segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We report our operations through two operating segments, which are also reporting segments: Retail Operations and Product Manufacturing.

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

Retail Operations. The Retail Operations segment includes the sale of new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we offer yacht charter services. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. We also maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the word through IGY Marinas. The Retail Operations segment includes the majority of all corporate costs.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the three months ended December 31, 2022 and 2021,

	Three Months Ended
	December 31,
	2021	2022
	(Amounts in thousands)
Revenue:
Retail Operations	$454,618	$479,686
Product Manufacturing	34,244	56,326
Elimination of intersegment revenue	(16,171)	(28,085)
Revenue	$472,691	$507,927
Income from operations:
Retail Operations	$45,123	$36,728
Product Manufacturing	3,443	6,502
Elimination of intersegment income from operations	(1,364)	(6,730)
Income from operations	$47,202	$36,500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

General

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 78 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, the first 100 percent online boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 32 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ending September 30, 2022, and three acquisitions to date in fiscal 2023.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, has resulted in, and may further result in significantly higher long-term interest rates and a downturn in the overall economy, each of which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

Effective May 2, 2021, our reportable segments changed as a result of the Company’s acquisition of Cruisers Yachts, which changed management’s reporting structure and operating activities. We report our operations through two reportable segments: Retail Operations and Product Manufacturing. See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

As of December 31, 2022, the Retail Operations segment includes the activity of 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. We also maintain a network of luxury marinas situated in yachting and sport fishing destinations around the word through IGY Marinas.

As of December 31, 2022, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2022, with the three months ended December 31, 2021 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Revenue. Revenue increased $35.2 million, or 7.4%, to $507.9 million for the three months ended December 31, 2022, from $472.7 million for three months ended December 31, 2021. Of this increase, $41.0 million was related to revenue from the IGY Marinas acquisition, that was not eligible for inclusion in the comparable-store base, as well as Intrepid and Cruisers Yachts manufacturing revenue which were not included in comparable retail store sales, partially offset by a decrease of $5.8 million or 1.3% in comparable-store sales. Our recent acquisitions align with our long-term strategy of adding quality businesses to our portfolio and implementing best practices to support the expansion of our gross margins. The comparable-store decrease was driven primarily by decreases in used boat revenue, brokerage revenue, and finance and insurance products revenue due to softer demand.

Gross Profit. Gross profit increased $19.7 million, or 11.7%, to $186.9 million for the three months ended December 31, 2022, from $167.2 million for the three months ended December 31, 2021. Gross profit as a percentage of revenue increased to 36.8% for the three months ended December 31, 2022, from 35.4% for the three months ended December 31, 2021. The increase in gross profit as a percentage of revenue was primarily the result of increases in new boat margins and increases in our higher margin businesses primarily as a result of recent acquisitions. The increase in gross profit dollars was primarily attributable to increases in our margins and recently acquired operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $30.4 million, or 25.3% to $150.4 million for the three months ended December 31, 2022, from $120.0 million for the three months ended December 31, 2021. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, and costs related to recent acquisitions.

Interest Expense. Interest expense increased $8.9 million, or 1483.3%, to $9.5 million for the three months ended December 31, 2022, from $0.6 million for the three months ended December 31, 2021. The increase in interest expense was primarily the result of increased interest rates and increased borrowings.

Income Taxes. Income tax expense decreased $3.6 million, or 33.9%, to $7.0 million for the three months ended December 31, 2022, from $10.6 million for the three months ended December 31, 2021. The effective income tax rate for the three months ended December 31, 2021 and 2022 was 22.8% and 26.3%, respectively. The increase in the effective income tax rate was driven by the acquisition of IGY Marinas, increases in state tax rates, and favorable benefits from stock-based compensation for the three months ended December 31, 2021.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the New Credit Agreement (described below). Our ability to utilize the New Credit Agreement to fund operations depends upon the collateral levels and compliance with the covenants of the New Credit Agreement. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the New Credit Agreement and therefore our ability to utilize the New Credit Agreement to fund operations. As of December 31, 2022, we were in compliance with all covenants under the New Credit Agreement. We currently depend upon dividends and other payments from our locations and the New Credit Agreement to fund our current operations and meet our cash needs. As the majority owner of each of our locations, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our locations.

For the three months ended December 31, 2022, cash used in operating activities was approximately $156.3 million. For the three months ended December 31, 2021, cash provided by operating activities was approximately $8.1 million. For the three months ended December 31, 2022, cash used in operating activities was primarily related to increases in inventory and accounts receivable, and decreases in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense. For the three months ended December 31, 2021, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), decreases in accounts receivable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense, partially offset by increases in inventory and decreases in accrued expenses and other liabilities.

For the three months ended December 31, 2022 and 2021, cash used in investing activities was approximately $498.5 million and $92.6 million, respectively. For the three months ended December 31, 2022, cash used in investing activities was primarily used for the IGY Marinas acquisition and to purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, to purchase property and equipment from locations formerly leased, and to purchase investments.

For the three months ended December 31, 2022 and 2021, cash provided by financing activities was approximately $602.5 million and $79.0 million, respectively. For the three months ended December 31, 2022, cash provided by financing activities was primarily attributable to proceeds from long-term debt and increases in short-term borrowings, partially offset by payments on tax withholdings for equity awards and contingent consideration payments. For the three months ended December 31, 2021, cash provided by financing activities was primarily attributable to net increases in short-term borrowings and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards and contingent acquisition consideration payments.

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

Advances under the New Credit Agreement are initiated by the acquisition of eligible new and used inventory or are re-advances against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting after six months. The curtailment schedule varies based on the type and value of the inventory. The collateral for the New Credit Agreement is primarily the Company’s inventory that is financed through the New Credit Agreement and related accounts receivable. None of our real estate has been pledged for collateral for the New Credit Agreement.

As of December 31, 2022, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $341.2 million and $415.3 million, respectively. As of December 31, 2022, short-term borrowings and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.6 million and $1.8 million, respectively. Refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the impacts on consumer demand of the current supply chain and inventory challenges, inflation, higher interest rates, and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except for possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $7.5 million, $15.0 million, or $22.5 million in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of December 31, 2022 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group, Northrop & Johnson, and IGY Marinas have transactions and balances denominated in currencies other than the U.S. dollar. Most of the transactions or balances for Fraser Yachts Group are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were less than 2% of our total revenues in fiscal 2022.

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

Changes in Internal Controls

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2022, we acquired IGY Marinas. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2022, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

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

MARINEMAX, INC.

January 31, 2023	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)