Form 10-Q
period 2023-03-31
MARINEMAX INC
filed 2023-04-27
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on April 24, 2023 was 21,854,964.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Revenue	$610,106	$570,340	$1,082,797	$1,078,267
Cost of sales	404,791	369,431	710,283	690,461
Gross profit	205,315	200,909	372,514	387,806

Selling, general, and administrative expenses	133,532	145,504	253,529	295,901
Income from operations	71,783	55,405	118,985	91,905

Interest expense	654	13,280	1,291	22,764
Income before income tax provision	71,129	42,125	117,694	69,141

Income tax provision	17,622	12,201	28,244	19,230
Net income	53,507	29,924	89,450	49,911

Less: Net (loss) income attributable to non-controlling interests	—	(111)	—	186
Net income attributable to MarineMax, Inc.	$53,507	$30,035	$89,450	$49,725

Basic net income per common share	$2.45	$1.37	$4.09	$2.28

Diluted net income per common share	$2.37	$1.35	$3.96	$2.23

Weighted average number of common shares used in computing net income per common share:

Basic	21,861,438	21,853,557	21,880,558	21,804,326
Diluted	22,530,102	22,314,262	22,597,105	22,268,183

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Net income	$53,507	$29,924	$89,450	$49,911

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(547)	1,224	(1,036)	6,310
Interest rate swap contract	442	(182)	535	(251)
Total other comprehensive income (loss), net of tax	(105)	1,042	(501)	6,059

Comprehensive income	53,402	30,966	88,949	55,970
Less: comprehensive (loss) income attributable to non-controlling interests	—	(72)	—	426
Comprehensive income attributable to MarineMax, Inc.	$53,402	$31,038	$88,949	$55,544

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2022	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,274	$204,339
Accounts receivable, net	50,287	116,910
Inventories	454,359	711,296
Prepaid expenses and other current assets	21,077	21,710
Total current assets	753,997	1,054,255
Property and equipment, net of accumulated depreciation of $111,274 and $127,266	246,011	499,418
Operating lease right-of-use assets, net	96,837	138,525
Goodwill	235,585	558,613
Other intangible assets, net	10,886	42,134
Other long-term assets	9,455	31,783
Total assets	$1,352,771	$2,324,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,342	$44,598
Contract liabilities (customer deposits)	144,427	113,934
Accrued expenses	89,402	113,803
Short-term borrowings	132,026	498,647
Current maturities on long-term debt	2,882	32,409
Current operating lease liabilities	9,693	9,981
Total current liabilities	412,772	813,372
Long-term debt, net of current maturities	45,301	407,335
Noncurrent operating lease liabilities	89,657	121,813
Deferred tax liabilities, net	15,401	47,638
Other long-term liabilities	6,974	83,310
Total liabilities	570,105	1,473,468
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and March 31, 2023	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,939,846 and 29,120,578 shares issued and 21,672,825 and 21,853,557 shares outstanding as of September 30, 2022 and March 31, 2023, respectively	29	29
Additional paid-in capital	303,432	313,848
Accumulated other comprehensive (loss) income	(2,806)	3,013
Retained earnings	630,667	680,392
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2022 and March 31, 2023	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	782,666	848,626
Non-controlling interests	—	2,634
Total shareholders’ equity	782,666	851,260
Total liabilities and shareholders’ equity	$1,352,771	$2,324,728

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926
Net income	—	—	—	—	$30,035	—	$(111)	29,924
Stock-based compensation	2,101	—	5,368	—	—	—	—	5,368
Other comprehensive income	—	—	—	1,003	—	—	39	1,042
BALANCE, March 31, 2023	29,120,578	$29	$313,848	$3,013	$680,392	$(148,656)	$2,634	$851,260

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interest	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$-	$594,892
Net income	—	—	—	—	35,943	—	—	35,943
Shares issued pursuant to employee stock purchase plan	22,399	—	924	—	—	—	—	924
Shares issued upon vesting of equity awards, net of minimum tax withholding	111,011	—	(1,429)	—	—	—	—	(1,429)
Shares issued upon exercise of stock options	21,000	—	155	—	—	—	—	155
Stock-based compensation	684	—	3,263	—	—	—	—	3,263
Other comprehensive loss	—	—	—	(396)	—	—	—	(396)
BALANCE, December 31, 2021	28,743,957	$29	$291,814	$252	$468,621	$(127,364)	$-	$633,352
Net income	—	—	—	—	53,507	—	—	53,507
Purchase of treasury stock	—	—	—	—	—	(16,269)	—	(16,269)
Shares issued upon vesting of equity awards, net of minimum tax withholding	10,188	—	(161)	—	—	—	—	(161)
Shares issued upon exercise of stock options	1,500	—	24	—	—	—	—	24
Stock-based compensation	759	—	3,912	—	—	—	—	3,912
Other comprehensive loss	—	—	—	(105)	—	—	—	(105)
BALANCE, March 31, 2022	28,756,404	$29	$295,589	$147	$522,128	$(143,633)	$-	$674,260

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,450	$49,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,304	17,972
Deferred income tax provision, net of effects of acquisitions	1,394	11,460
(Gain) loss on sale of property and equipment and assets held for sale	(103)	277
Gain on previously held equity investment upon acquisition of the entire business	—	(5,129)
Stock-based compensation expense	7,175	10,213
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(12,122)	(59,866)
Inventories	(73,843)	(254,210)
Prepaid expenses and other assets	(678)	2,631
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	10,494	(2,473)
Contract liabilities (customer deposits)	46,094	(32,787)
Accrued expenses and other liabilities	11,931	11,479
Net cash provided by (used in) operating activities	89,096	(250,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,893)	(25,905)
Cash used in acquisition of businesses, net of cash acquired	(67,165)	(498,610)
Proceeds from investments	2,250	—
Purchases of investments	(1,750)	—
Proceeds from insurance settlements	—	177
Proceeds from sale of property and equipment and assets held for sale	216	92
Net cash used in investing activities	(98,342)	(524,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	31,485	366,295
Proceeds from long-term debt	-	400,000
Payments of long-term debt	(1,751)	(8,743)
Contingent acquisition consideration payments	(3,000)	(7,000)
Purchase of treasury stock	(16,269)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,103	1,262
Payments on tax withholdings for equity awards	(4,457)	(2,962)
Net cash provided by financing activities	7,111	748,852
Effect of exchange rate changes on cash	(657)	1,981
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,792)	(23,935)
CASH AND CASH EQUIVALENTS, beginning of period	222,192	228,274
CASH AND CASH EQUIVALENTS, end of period	$219,400	$204,339
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$642	$13,444
Income taxes	$19,388	$24,347
Non-cash items:
Contingent consideration liabilities from acquisitions	$6,030	$77,380

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of March 31, 2023, we have over 125 locations worldwide, including 78 retail dealership locations, some of which include marinas. Following the October 2022 acquisition of IGY Marinas, MarineMax owns or operates 57 marinas worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, a MarineMax company, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. We also own Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism around the world. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the six months ended March 31, 2023, are not necessarily indicative of the results that may be expected in future periods.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS:

The Company currently has no material accounting pronouncements recently adopted or yet to be adopted as of March 31, 2023.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,206	$—	$1,206
Liabilities:
Contingent consideration liabilities	$—	$—	$87,817	$87,817

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,528	$—	$1,528
Liabilities:
Contingent consideration liabilities	$—	$—	$15,207	$15,207

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2022 and 2023.

The fair value of the Company’s interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended March 31, 2022 and 2023, no significant amounts were reclassified out of accumulated other comprehensive income.

The fair value of the Company's contingent consideration liabilities is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. The risk associated with the financial projections was evaluated using a Monte Carlo simulation analysis, pursuant to which the projections were discounted to present value using a discount rate that takes into consideration market-based rates of return, and then simulated to reflect the ability of the acquired entity to achieve the earnout targets. Such calculated earnout payments were further discounted at our estimated cost of debt, to account for counterparty risk. We note that changes in financial projections, market participant assumptions for revenue growth and/or profitability, or market risk factors, would result in a change in the fair value of recorded earnout obligations.

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	March 31, 2023
Net operating income projected growth rates	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $6.4 million and $78.8 million as of September 30, 2022 and March 31, 2023, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following tables set forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the six months ended March 31, 2022 and 2023:

	Contingent Consideration Liabilities
	2022	2023
	(Amounts in thousands)
Beginning balance - September 30,	$12,364	$15,207
Additions from business acquisitions	6,030	77,380
Settlement of contingent consideration liabilities	(3,000)	(7,000)
Change in fair value and net present value of contingency	235	2,230
Ending balance - March 31,	$15,629	$87,817

We determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, term loans, revolving mortgage facility, and other loans payable approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30, 2022 and March 31, 2023:

	September 30, 2022		March 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,355	$6,403	$5,431	$6,155
Mortgage facility payable to Seacoast National Bank	16,681	17,098	13,311	17,060
Mortgage facility payable to Hancock Whitney Bank	24,977	25,192	21,276	24,236

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of March 31, 2023, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $7.1 million as of September 30, 2022 and March 31, 2023, respectively.

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

The following table sets forth percentages on the timing of revenue recognition:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Goods and services transferred at a point in time	92.2%	86.6%	100.0%	100.0%
Goods and services transferred over time	7.8%	13.4%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Goods and services transferred at a point in time	91.0%	86.1%	100.0%	100.0%
Goods and services transferred over time	9.0%	13.9%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the three and six months ended March 31,

	Three months ended March 31, 2022			Three months ended March 31, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	73.9%	95.7%	75.3%	68.6%	97.7%	70.2%
Used boat sales	8.4%	3.5%	7.9%	6.4%	1.4%	6.0%
Maintenance, repair, storage, rental, and charter services	6.8%	—	6.4%	12.4%	—	11.8%
Finance and insurance products	3.0%	—	2.9%	3.2%	—	3.1%
Parts and accessories	2.7%	0.6%	2.5%	5.5%	0.7%	5.2%
Brokerage sales	5.2%	0.2%	5.0%	3.9%	0.2%	3.7%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six months ended March 31, 2022			Six months ended March 31, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	72.2%	97.2%	73.5%	67.9%	96.8%	69.5%
Used boat sales	7.8%	2.0%	7.5%	6.2%	2.0%	5.8%
Maintenance, repair, storage, rental, and charter services	7.9%	—	7.6%	13.1%	—	12.5%
Finance and insurance products	3.1%	—	2.9%	2.9%	—	2.8%
Parts and accessories	3.0%	0.6%	2.8%	5.4%	0.5%	5.1%
Brokerage sales	6.0%	0.2%	5.7%	4.5%	0.7%	4.3%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type for the three and six months ended March 31,

	Three months ended March 31, 2022	Three months ended March 31, 2023
	(Amounts in thousands)
Marina/storage locations	$27,520	$66,633
Locations without marina/storage	27,354	30,062
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$54,874	$96,695

	Six months ended March 31, 2022	Six months ended March 31, 2023
	(Amounts in thousands)
Marina/storage locations	$57,329	$126,456
Locations without marina/storage	55,185	62,222
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$112,514	$188,678

6.
LEASES:

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2023, the weighted-average remaining lease term for our leases was approximately 21 years. All of our leases are classified as operating leases, which are included as right-of-use (“ROU”) assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $5.8 million and $7.4 million, respectively. For the six months ended March 31, 2022 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $11.6 million and $14.3 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2023, the weighted-average discount rate used was approximately 6.4%.

As of March 31, 2023, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2023	$7,456
2024	16,755
2025	14,133
2026	13,311
2027	12,993
Thereafter	269,814
Total lease payments	334,462
Less: interest	(202,668)
Present value of lease liabilities	$131,794

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 31,
	2022	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,995	$8,883
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,316	$44,594

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

Inventories consisted of the following as of:

	September 30, 2022	March 31, 2023
	(Amounts in thousands)
New and used boats, motors, and trailers	$272,422	$523,788
In transit inventory and deposits	117,268	113,966
Parts, accessories, and other	17,143	20,986
Work-in-process	21,691	24,500
Raw materials	25,835	28,056
Inventories	$454,359	$711,296

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction Company based on Central Florida's Gulf Coast.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate purchase price of $480,000,000, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of IGY Marinas (“IGY Sellers”), have the opportunity to earn additional consideration as part of a contingent consideration arrangement subject to the achievement of certain performance metrics. The maximum amount of consideration that can be paid under the contingent consideration arrangement is $100.0 million. The fair value of $67.7 million of the contingent consideration arrangement was estimated with the assistance of a third-party valuation expert by applying an income valuation approach and is included in other long-term liabilities. The earnout was estimated based on certain performance metrics as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The IGY Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of IGY Marinas expands the Company’s marina footprint and superyacht services offerings and strengthens its position as the global leader in superyacht and luxury marina destinations in the United States of America, the Caribbean, Mexico and Europe.

The following table summarizes the consideration paid for IGY Marinas and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $28,075	$481,349
Contingent consideration arrangement	67,700
Noncontrolling interests in consolidated subsidiaries	2,208
Fair value of total consideration transferred	$551,257

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net working capital, net of cash acquired of $28,075	$(22,145)
Property and equipment	240,190
Operating lease right-of-use assets	39,720
Intangible assets	30,446
Equity method investments	14,098
Other long-term assets	6,973
Operating lease liabilities	(29,416)
Other liabilities	(1,301)
Deferred tax liabilities, net	(20,777)
Total identifiable net assets acquired:	257,788
Goodwill	$293,469
Total	$551,257

The fair value of current assets acquired includes accounts receivable and other current assets of approximately $4.5 million and $4.1 million, respectively. The fair value of current liabilities assumed includes contract liabilities of approximately $13.3 million, tax contingency reserves of approximately $8.0 million and accrued expenses of approximately $6.3 million. We recorded approximately $293.5 million in goodwill and approximately $30.4 million of other identifiable intangibles, composed of indefinite-lived trade names and customer relationships, in connection with the IGY Marinas acquisition, however, purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor. The goodwill represents the assembled workforce, our enhanced geographic reach, and global brand infrastructure. Goodwill of approximately $136.4 million is expected to be deductible for tax purposes. As of the acquisition date, the customer relationships have a weighted average useful life of approximately 4.5 years. For the six months ended March 31, 2022 and 2023, IGY Marinas revenue was approximately $56.9 and $66.4 million, respectively. For the six months ended March 31, 2023 income before taxes was approximately $3.6 million and $13.5 million, respectively. Income before taxes does not include parent level corporate costs. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumption that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total balance of approximately $6.5 million as of March 31, 2023.

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

In total, current and previous acquisitions have resulted in the recording of $246.5 million and $600.7 million in goodwill and other intangible assets as of September 30, 2022 and March 31, 2023, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of March 31, 2023, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the six months ended March 31, 2023:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2022	$166,551	$69,034	$235,585
Goodwill acquired	318,605	—	318,605
Foreign currency translation	4,423	—	4,423
Balance as of March 31, 2023	$489,579	$69,034	$558,613

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

During the three months ended March 31, 2022 and 2023, we recognized an income tax provision of $17.6 million and $12.2 million, respectively. During the six months ended March 31, 2022 and 2023, we recognized an income tax provision of $28.2 million and $19.2 million, respectively. The effective income tax rate for the three months ended March 31, 2022 and 2023 was 24.8% and 29.0%, respectively. The effective income tax rate for the six months ended March 31, 2022 and 2023 was 24.0% and 27.8%, respectively.

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

The New Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of March 31, 2023, we were in compliance with all covenants under the New Credit Agreement. The New Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

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

As of March 31, 2023, our indebtedness associated with financing our inventory and working capital needs totaled approximately $500.1 million. As of March 31, 2023, short-term borrowings included unamortized debt issuance costs of approximately $1.5 million. As of March 31, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $59.1 million and included unamortized debt issuance costs of approximately $0.2 million.

As of March 31, 2022 and 2023, the interest rate on the outstanding short-term borrowings was approximately 4.20% and 5.90%, respectively. As of March 31, 2023, our additional available borrowings under our New Credit Agreement were approximately $16.2 million based upon the outstanding borrowing base availability. As of March 31, 2023, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. However, we rely on our New Credit Agreement to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our New Credit Agreement also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital, experience excessive volumes of borrowing requests from others during a short period of time or otherwise experience liquidity issues of their own as other lending institutions have recently experienced. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our New Credit Agreement to fund our operations. Any inability to utilize our New Credit Agreement could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2022	March 31, 2023
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.00% as of March 31, 2023 (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,403	$6,155
Mortgage facility payable to Seacoast National Bank bearing interest at 7.38% as of March 31, 2023 (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,098	17,060
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.38% as of March 31, 2023 (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	25,192	24,236
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 7.75% as of March 31, 2023 (base minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $23.6 million at March 31, 2023.	—	—
'Term loan payable to M&T Bank bearing interest at 5.90% as of March 31, 2023. Requires quarterly principal and interest payments. Facility matures in August 2027.	—	392,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 6.54% as of March 31, 2023. Requires quarterly principal and interest payments. Facility matures in December 2030.	—	1,473
Total long-term debt	48,693	441,424
Less: current portion	(2,882)	(32,409)
Less: unamortized portion of debt issuance costs	(510)	(1,680)
Long-term debt, net current portion and unamortized debt issuance costs	$45,301	$407,335

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

During the three months ended March 31, 2022 and 2023, we recognized stock-based compensation expense of approximately $3.9 million and $5.4 million, respectively, and for the six months ended March 31, 2022 and 2023, we recognized stock-based compensation expense of approximately $7.2 million and $10.2 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

No cash was received from option exercises or the Stock Purchase Plan under all share-based compensation arrangements for the three months ended March 31, 2022 and March 31, 2023. Cash received from option exercises or the Stock Purchase Plan under all share-based compensation arrangements for the six months ended March 31, 2022 and 2023, was approximately $1.1 million and $1.3 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.
THE INCENTIVE STOCK PLANS:

In February 2023, our shareholders approved a proposal to amend our 2021 Plan, to increase the total number of available shares by 1,300,000. In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 2,300,000 shares, plus: (i) any shares available for issuance and not subject to an award under the 2007 Plan or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2022 through March 31, 2023:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2022	1,536,094	62,750	$893	$17.62	2.3
Shares authorized	1,300,000
Options granted	(5,000)	5,000		31.22	2.0
Options cancelled/forfeited/expired	10,000	(10,000)		7.48
Options exercised		(1,000)		7.48
Restricted stock awards granted	(834,903)
Restricted stock awards forfeited	18,534
Additional shares of stock issued	(3,608)
Balance as of March 31, 2023	2,021,117	56,750	$520	$20.78	3.0
Exercisable as of March 31, 2023		51,749	$520	$19.21	2.3

During the six months ended March 31, 2023, 5,000 options were granted. No options were granted for the six months ended March 31, 2022. The weighted average grant date fair value of options granted during the three and six months ended March 31, 2023 was $15.53. The total intrinsic value of options exercised during the six months ended March 31, 2022 and 2023, was $1.1 million and $0.1 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	3.9%	0.1%	3.9%
Volatility	49.1%	48.1%	49.1%	48.1%
Expected life	Six Months	Six Months	Six Months	Six Months

As of March 31, 2023, we have issued 1,241,351 shares of common stock under our Stock Purchase Plan since its inception.

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

The following table summarizes restricted stock award activity from September 30, 2022 through March 31, 2023:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2022	934,517	$35.23
Changes during the period:
Awards granted	834,903	$32.13
Awards vested	(144,450)	$30.35
Awards forfeited	(18,354)	$34.74
Non-vested balance as of March 31, 2023	1,606,616	$34.07

As of March 31, 2023, we had approximately $35.9 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.3 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
Weighted average common shares outstanding used in calculating basic net income per share	21,861,438	21,853,557	21,880,558	21,804,326
Effect of dilutive options and non-vested restricted stock awards	668,664	460,705	716,547	463,857
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,530,102	22,314,262	22,597,105	22,268,183

For the three months ended March 31, 2022 and 2023, there were no weighted average shares of options and non-vested restricted stock outstanding and 14,204 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2022 and 2023, there were 63,924 and 102,568 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2023, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2023	2022	2023
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$577,624	$540,195	$1,032,242	$1,019,881
Product Manufacturing	46,758	56,749	81,002	113,075
Elimination of intersegment revenue	(14,276)	(26,604)	(30,447)	(54,689)
Revenue	$610,106	$570,340	$1,082,797	$1,078,267
Income from operations:
Retail Operations	$68,346	$53,737	$113,469	$90,465
Product Manufacturing	4,387	6,243	7,830	12,745
Elimination of intersegment income from operations	(950)	(4,575)	(2,314)	(11,305)
Income from operations	$71,783	$55,405	$118,985	$91,905

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

General

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 78 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, have resulted in, and may further result in significantly higher long-term interest rates and a downturn in the overall economy, each of which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of March 31, 2023, the Retail Operations segment includes the activity of 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. We also maintain a network of luxury marinas situated in yachting and sport fishing destinations around the word through IGY Marinas.

As of March 31, 2023, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2023, with the three and six months ended March 31, 2022 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Revenue. Revenue decreased $39.8 million, or 6.5%, to $570.3 million for the three months ended March 31, 2023, from $610.1 million for three months ended March 31, 2022. The decrease is due to a $75.9 million or 13% decrease in comparable-store sales, partially offset by a $36.1 million increase from acquired operations, primarily IGY Marinas, that are not eligible for inclusion in the comparable-store base as well as Intrepid & Cruisers manufacturing revenue which are not included in comparable retail store sales. Comparable retail store sales increased 7% for the three months ended March 31, 2022 and 45% for the three months ended March 31, 2021. The comparable-store decrease came primarily from decreases in new boat revenue and used boat revenue due to softer demand, more seasonal sales trends, and macroeconomic uncertainty.

Gross Profit. Gross profit decreased $4.4 million, or 2.1%, to $200.9 million for the three months ended March 31, 2023, from $205.3 million for the three months ended March 31, 2022. Gross profit as a percentage of revenue increased to 35.2% for the three months ended March 31, 2023, from 33.7% for the three months ended March 31, 2022. The increase in gross profit as a percentage of revenue was primarily the result of the acquisition of IGY Marinas, a higher margin business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $12.0 million, or 9.0% to $145.5 million for the three months ended March 31, 2023, from $133.5 million for the three months ended March 31, 2022. The increase in selling, general, and administrative expenses was primarily the result of the acquisition of IGY Marinas.

Interest Expense. Interest expense increased $12.6 million, to $13.3 million for the three months ended March 31, 2023, from $0.7 million for the three months ended March 31, 2022. The increase in interest expense was primarily the result of increased interest rates, increases in long-term debt related to the IGY Marinas acquisition, and increased borrowings from increased inventory.

Income Taxes. Income tax expense decreased $5.4 million, or 30.7%, to $12.2 million for the three months ended March 31, 2023, from $17.6 million for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2022 and 2023 was 24.8% and 29.0%, respectively. The increase in the effective income tax rate was primarily as a result of reduced taxable income which increases the impact of permanent tax differences, as well as IGY Marinas' foreign operations acquired and increases in state tax rates.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

Revenue. Revenue decreased $4.5 million, or 0.4%, to $1.078 billion for the six months ended March 31, 2023, from $1.083 billion for six months ended March 31, 2022. The decrease is due to a $81.7 million or 8% decrease in comparable-store sales, partially offset by a $77.2 million increase from acquired operations, primarily from IGY Marinas, that are not eligible for inclusion in the comparable-store base as well as Intrepid & Cruisers manufacturing revenue which are not included in comparable retail store sales. The comparable-store decrease came primarily from decreases in new boat revenue and used boat revenue due to softer demand, more seasonal sales trends, and macroeconomic uncertainty.

Gross Profit. Gross profit increased $15.3 million, or 4.1%, to $387.8 million for the six months ended March 31, 2023, from $372.5 million for the six months ended March 31, 2022. Gross profit as a percentage of revenue increased to 36.0% for the six months ended March 31, 2023, from 34.4% for the six months ended March 31, 2022. The increase in gross profit as a percentage of revenue was primarily the result of the acquisition of IGY Marinas, a higher margin business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $42.4 million, or 16.7% to $295.9 million for the six months ended March 31, 2023, from $253.5 million for the six months ended March 31, 2022. The increase in selling, general, and administrative expenses was primarily the result of the acquisition of IGY Marinas.

Interest Expense. Interest expense increased $21.5 million to $22.8 million for the six months ended March 31, 2023, from $1.3 million for the six months ended March 31, 2022. The increase in interest expense was primarily the result of increased interest rates, increases in long-term debt related to the IGY Marinas acquisition, and increased borrowings from increased inventory.

Income Taxes. Income tax expense decreased $9.0 million, or 31.9%, to $19.2 million for the six months ended March 31, 2023, from $28.2 million for the six months ended March 31, 2022. The effective income tax rate for the six months ended March 31, 2022 and 2023 was 24.0% and 27.8%, respectively. The increase in the effective income tax rate was primarily as a result of reduced taxable income which increases the impact of permanent tax differences, as well as IGY Marinas' foreign operations acquired and increases in state tax rates.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the New Credit Agreement (described below). Our ability to utilize the New Credit Agreement to fund operations depends upon the collateral levels and compliance with the covenants of the New Credit Agreement. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the New Credit Agreement and therefore our ability to utilize the New Credit Agreement to fund operations. As of March 31, 2023, we were in compliance with all covenants under the New Credit Agreement. We currently depend upon dividends and other payments from our locations and the New Credit Agreement to fund our current operations and meet our cash needs. As the majority owner of each of our locations, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our locations.

For the six months ended March 31, 2023, cash used in operating activities was approximately $250.5 million. For the six months ended March 31, 2022, cash provided by operating activities was approximately $89.1 million. For the six months ended March 31, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, and increases in accrued expenses and other liabilities, partially offset by decreases in customer deposits and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and gain on acquisition of previously held equity investment. For the six months ended March 31, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense, partially offset by increases in inventory and increases in accounts receivable.

For the six months ended March 31, 2023 and 2022, cash used in investing activities was approximately $524.2 million and $98.3 million, respectively. For the six months ended March 31, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas and to purchase property and equipment associated with improving existing retail facilities. For the six months ended March 31, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, to purchase property and equipment from locations formerly leased, and to purchase investments, partially offset by proceeds from investments.

For the six months ended March 31, 2023 and 2022, cash provided by financing activities was approximately $748.9 million and $7.1 million, respectively. For the six months ended March 31, 2023, cash provided by financing activities was primarily attributable to proceeds from long term debt and net increases in short-term borrowings, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards. For the six months ended March 31, 2022, cash provided by financing activities was primarily attributable to net increases in short-term borrowings and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, and contingent acquisition consideration payments.

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

As of March 31, 2023, our indebtedness associated with our short-term borrowings and our long-term debt totaled approximately $500.1 million and $407.3 million, respectively. As of March 31, 2023, short-term borrowings and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.5 million and $1.7 million, respectively. Refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $9.0 million, $17.9 million, or $26.9 million in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of March 31, 2023 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2022, we acquired IGY Marinas. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2023, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

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

MARINEMAX, INC.

April 27, 2023	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)