Form 10-Q
period 2023-06-30
MARINEMAX INC
filed 2023-07-27
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on July 24, 2023 was 21,910,499.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Revenue	$688,537	$721,844	$1,771,334	$1,800,111
Cost of sales	452,064	478,036	1,162,347	1,168,497
Gross profit	236,473	243,808	608,987	631,614

Selling, general, and administrative expenses	141,173	169,227	394,702	465,128
Income from operations	95,300	74,581	214,285	166,486

Interest expense	1,008	14,798	2,299	37,562
Income before income tax provision	94,292	59,783	211,986	128,924

Income tax provision	24,113	15,455	52,357	34,685
Net income	70,179	44,328	159,629	94,239

Less: Net (loss) income attributable to non-controlling interests	—	(88)	—	98
Net income attributable to MarineMax, Inc.	$70,179	$44,416	$159,629	$94,141

Basic net income per common share	$3.26	$2.03	$7.34	$4.31

Diluted net income per common share	$3.17	$1.98	$7.11	$4.22

Weighted average number of common shares used in computing net income per common share:

Basic	21,524,315	21,885,400	21,761,811	21,831,350
Diluted	22,173,273	22,427,443	22,455,828	22,321,269

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net income	$70,179	$44,328	$159,629	$94,239

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,679)	120	(2,715)	6,430
Interest rate swap contract	181	114	716	(137)
Total other comprehensive income (loss), net of tax	(1,498)	234	(1,999)	6,293

Comprehensive income	68,681	44,562	157,630	100,532
Less: comprehensive income (loss) attributable to non-controlling interests	—	(86)	—	340
Comprehensive income attributable to MarineMax, Inc.	$68,681	$44,648	$157,630	$100,192

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2022	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,274	$226,134
Accounts receivable, net	50,287	95,018
Inventories	454,359	739,114
Prepaid expenses and other current assets	21,077	24,881
Total current assets	753,997	1,085,147
Property and equipment, net of accumulated depreciation of $111,274 and $135,614	246,011	521,637
Operating lease right-of-use assets, net	96,837	135,452
Goodwill	235,585	562,277
Other intangible assets, net	10,886	40,968
Other long-term assets	9,455	34,814
Total assets	$1,352,771	$2,380,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,342	$47,202
Contract liabilities (customer deposits)	144,427	97,785
Accrued expenses	89,402	118,576
Short-term borrowings	132,026	514,023
Current maturities on long-term debt	2,882	32,409
Current operating lease liabilities	9,693	9,967
Total current liabilities	412,772	819,962
Long-term debt, net of current maturities	45,301	399,229
Noncurrent operating lease liabilities	89,657	119,759
Deferred tax liabilities, net	15,401	54,449
Other long-term liabilities	6,974	84,539
Total liabilities	570,105	1,477,938
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and June 30, 2023	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 28,939,846 and 29,171,101 shares issued and 21,672,825 and 21,904,080 shares outstanding as of September 30, 2022 and June 30, 2023, respectively	29	29
Additional paid-in capital	303,432	320,383
Accumulated other comprehensive (loss) income	(2,806)	3,245
Retained earnings	630,667	724,808
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2022 and June 30, 2023	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	782,666	899,809
Non-controlling interests	—	2,548
Total shareholders’ equity	782,666	902,357
Total liabilities and shareholders’ equity	$1,352,771	$2,380,295

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926
Net income	—	—	—	—	$30,035	—	$(111)	29,924
Stock-based compensation	2,101	—	5,368	—	—	—	—	5,368
Other comprehensive income	—	—	—	1,003	—	—	39	1,042
BALANCE, March 31, 2023	29,120,578	$29	$313,848	$3,013	$680,392	$(148,656)	$2,634	$851,260
Net income	—	—	—	—	$44,416	—	$(88)	44,328
Shares issued pursuant to employee stock purchase plan	45,328	—	1,090	—	—	—	—	1,090
Stock-based compensation	2,140	—	5,490	—	—	—	—	5,490
Shares issued upon vesting of equity awards, net of minimum tax withholding	3,055	—	(45)	—	—	—	—	(45)
Other comprehensive income	—	—	—	232	—	—	2	234
BALANCE, June 30, 2023	29,171,101	$29	$320,383	$3,245	$724,808	$(148,656)	$2,548	$902,357

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interest	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$-	$594,892
Net income	—	—	—	—	35,943	—	—	35,943
Shares issued pursuant to employee stock purchase plan	22,399	—	924	—	—	—	—	924
Shares issued upon vesting of equity awards, net of minimum tax withholding	111,011	—	(1,429)	—	—	—	—	(1,429)
Shares issued upon exercise of stock options	21,000	—	155	—	—	—	—	155
Stock-based compensation	684	—	3,263	—	—	—	—	3,263
Other comprehensive loss	—	—	—	(396)	—	—	—	(396)
BALANCE, December 31, 2021	28,743,957	$29	$291,814	$252	$468,621	$(127,364)	$-	$633,352
Net income	—	—	—	—	53,507	—	—	53,507
Purchase of treasury stock	—	—	—	—	—	(16,269)	—	(16,269)
Shares issued upon vesting of equity awards, net of minimum tax withholding	10,188	—	(161)	—	—	—	—	(161)
Shares issued upon exercise of stock options	1,500	—	24	—	—	—	—	24
Stock-based compensation	759	—	3,912	—	—	—	—	3,912
Other comprehensive loss	—	—	—	(105)	—	—	—	(105)
BALANCE, March 31, 2022	28,756,404	$29	$295,589	$147	$522,128	$(143,633)	$-	$674,260
Net income	—	—	—	—	70,179	—	—	70,179
Shares issued pursuant to employee stock purchase plan	29,833	—	1,021	—	—	—	—	1,021
Purchase of treasury stock	—	—	—	—	—	(5,023)	—	(5,023)
Shares issued upon vesting of equity awards, net of minimum tax withholding	11,347	—	(134)	—	—	—	—	(134)
Stock-based compensation	1,116	—	3,935	—	—	—	—	3,935
Other comprehensive loss		—	—	(1,498)	—	—	—	(1,498)
BALANCE, June 30, 2022	28,798,700	$29	$300,411	$(1,351)	$592,307	$(148,656)	$-	$742,740

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,629	$94,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,252	27,391
Deferred income tax provision, net of effects of acquisitions	4,553	18,271
(Gain) loss on sale of property and equipment and assets held for sale	(148)	248
Gain on previously held equity investment upon acquisition of the entire business	—	(5,129)
Stock-based compensation expense	11,110	15,703
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(11,831)	(39,877)
Inventories	(117,531)	(275,196)
Prepaid expenses and other assets	(1,599)	(1,429)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	29,388	87
Contract liabilities (customer deposits)	20,401	(49,532)
Accrued expenses and other liabilities	14,812	18,287
Net cash provided by (used in) operating activities	123,036	(196,937)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,091)	(48,769)
Cash used in acquisition of businesses, net of cash acquired	(70,885)	(515,913)
Proceeds from investments	2,250	513
Purchases of investments	(1,750)	(2,486)
Proceeds from insurance settlements	—	2,425
Proceeds from sale of property and equipment and assets held for sale	315	165
Net cash used in investing activities	(113,161)	(564,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	79,849	381,671
Proceeds from long-term debt	—	400,000
Payments of long-term debt	(2,223)	(16,845)
Contingent acquisition consideration payments	(3,000)	(7,400)
Purchase of treasury stock	(21,292)	—
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,124	2,352
Payments on tax withholdings for equity awards	(4,590)	(3,007)
Net cash provided by financing activities	50,868	756,771
Effect of exchange rate changes on cash	(1,584)	2,091
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,159	(2,140)
CASH AND CASH EQUIVALENTS, beginning of period	222,192	228,274
CASH AND CASH EQUIVALENTS, end of period	$281,351	$226,134
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,791	$35,321
Income taxes	$40,047	$27,068
Non-cash items:
Contingent consideration liabilities from acquisitions	$7,350	$77,380

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of June 30, 2023, we have over 125 locations worldwide, including 78 retail dealership locations, some of which include marinas. Following the October 2022 acquisition of IGY Marinas, MarineMax owns or operates 59 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, a MarineMax company, manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. We also own Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC (“Midcoast Marine Group”), a leading full-service marine construction company based on Central Florida’s Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the nine months ended June 30, 2023, are not necessarily indicative of the results that may be expected in future periods.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS:

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. We plan to adopt ASU 2022-04 in fiscal 2024. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of June 30, 2023.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,358	$—	$1,358
Liabilities:
Contingent consideration liabilities	$—	$—	$88,628	$88,628

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,528	$—	$1,528
Liabilities:
Contingent consideration liabilities	$—	$—	$15,207	$15,207

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2022 and 2023.

The fair value of the Company’s interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended June 30, 2022 and 2023, no significant amounts were reclassified out of accumulated other comprehensive income.

The fair value of the Company’s contingent consideration liabilities is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. The risk associated with the financial projections was evaluated using a Monte Carlo simulation analysis, pursuant to which the projections were discounted to present value using a discount rate that takes into consideration market-based rates of return, and then simulated to reflect the ability of the acquired entity to achieve the earnout targets. Such calculated earnout payments were further discounted at our estimated cost of debt, to account for counterparty risk. We note that changes in financial projections, market participant assumptions for revenue growth and/or profitability, or market risk factors, would result in a change in the fair value of recorded earnout obligations.

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	June 30, 2023
Net operating income projected growth rates	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $6.4 million and $79.6 million as of September 30, 2022 and June 30, 2023, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following tables set forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the nine months ended June 30, 2022 and 2023:

	Contingent Consideration Liabilities
	2022	2023
	(Amounts in thousands)
Beginning balance - September 30,	$12,364	$15,207
Additions from business acquisitions	7,350	77,380
Settlement of contingent consideration liabilities	(3,000)	(7,400)
Change in fair value and net present value of contingency	375	3,441
Ending balance - June 30,	$17,089	$88,628

We determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, term loans, revolving mortgage facility, and other loans payable approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities as of September 30, 2022 and June 30, 2023:

	September 30, 2022		June 30, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,355	$6,403	$5,271	$6,031
Mortgage facility payable to Seacoast National Bank	16,681	17,098	$12,874	$17,060
Mortgage facility payable to Hancock Whitney Bank	24,977	25,192	$20,708	$23,757

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of June 30, 2023, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $7.0 million as of September 30, 2022 and June 30, 2023, respectively.

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

We recognize lessor common area charges, utility sales, food and beverage sales and other ancillary goods and services. Performance obligations include performing common area maintenance and providing utilities, food and beverages, and other ancillary goods and services when goods are transferred or services are performed. Payment terms typically align with when the goods and services are provided.

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities as revenue at the time of acceptance and the transfer of control to the customers.

We recognize revenue from service operations and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Goods and services transferred at a point in time	91.2%	88.1%	100.0%	100.0%
Goods and services transferred over time	8.8%	11.9%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Goods and services transferred at a point in time	90.5%	86.9%	100.0%	100.0%
Goods and services transferred over time	9.5%	13.1%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended June 30, 2022			Three months ended June 30, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	72.3%	94.8%	73.5%	69.3%	93.1%	70.8%
Used boat sales	8.0%	3.7%	7.6%	8.1%	5.3%	7.7%
Maintenance, repair, storage, rental, and charter services	7.2%	—	6.9%	10.4%	—	9.9%
Finance and insurance products	3.2%	—	3.1%	2.9%	—	2.8%
Parts and accessories	3.8%	0.8%	3.6%	4.5%	0.9%	4.2%
Brokerage sales	5.5%	0.7%	5.3%	4.8%	0.7%	4.6%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine months ended June 30, 2022			Nine months ended June 30, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	72.3%	96.2%	73.5%	68.5%	95.6%	69.9%
Used boat sales	7.9%	2.7%	7.5%	7.0%	3.1%	6.6%
Maintenance, repair, storage, rental, and charter services	7.6%	—	7.3%	12.0%	—	11.5%
Finance and insurance products	3.1%	—	3.0%	2.9%	—	2.8%
Parts and accessories	3.3%	0.7%	3.1%	5.0%	0.6%	4.8%
Brokerage sales	5.8%	0.4%	5.6%	4.6%	0.7%	4.4%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended	Three months ended
	June 30, 2022	June 30, 2023
	(Amounts in thousands)
Marina/storage locations	$50,514	$79,793
Locations without marina/storage	21,310	22,537
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$71,824	$102,330

	Nine months ended	Nine months ended
	June 30, 2022	June 30, 2023
	(Amounts in thousands)
Marina/storage locations	$107,843	$206,249
Locations without marina/storage	76,495	84,759
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$184,338	$291,008

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2023, the weighted-average remaining lease term for our leases was approximately 22 years. All of our leases are classified as operating leases, which are included as right-of-use (“ROU”) assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended June 30, 2022 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $6.0 million and $8.2 million, respectively. For the nine months ended June 30, 2022 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $17.6 million and $22.5 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2023, the weighted-average discount rate used was approximately 6.4%.

As of June 30, 2023, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2023 (remaining)	$3,486
2024	16,860
2025	14,241
2026	13,385
2027	12,944
Thereafter	269,512
Total lease payments	330,428
Less: interest	(200,702)
Present value of lease liabilities	$129,726

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	June 30,
	2022	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,128	$13,088
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,143	$35,941

Lessor

The Company enters into certain agreements as a lessor under which it rents buildings to third parties. Initial terms of our real estate leases are generally three to five years, exclusive of options to renew, which are generally exercisable at our sole discretion for one term of five years. These leases meet all of the criteria of an operating lease and are accordingly recognized straight line over the lease term.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Nine Months Ended
	June 30,
	2022	2023
	(Amounts in thousands)
Operating leases:
Operating lease income	$964	$6,857
Variable lease income	$632	$470
Total rental income	$1,596	$7,327

As of June 30, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2023 (remaining)	$2,284
2024	8,002
2025	5,307
2026	3,889
2027	2,866
Thereafter	1,166
Total lease payments	$23,514

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

Inventories consisted of the following as of:

	September 30, 2022	June 30, 2023
	(Amounts in thousands)
New and used boats, motors, and trailers	$272,422	$558,144
In transit inventory and deposits	117,268	106,228
Parts, accessories, and other	17,143	20,268
Work-in-process	21,691	25,281
Raw materials	25,835	29,193
Inventories	$454,359	$739,114

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota.

In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction Company based on Central Florida's Gulf Coast.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate purchase price of $480,000,000, subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of IGY Marinas (“IGY Sellers”) have the opportunity to earn additional consideration as part of a contingent consideration arrangement subject to the achievement of certain performance metrics. The maximum amount of consideration that can be paid under the contingent consideration arrangement is $100.0 million. The fair value of $67.7 million of the contingent consideration arrangement was estimated with the assistance of a third-party valuation expert by applying an income valuation approach and is included in other long-term liabilities. The earnout was estimated based on certain performance metrics as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The IGY Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of IGY Marinas expands the Company’s marina footprint and superyacht services offerings and strengthens its position as the global leader in superyacht and luxury marina destinations in the United States of America, the Caribbean, Mexico and Europe.

The following table summarizes the consideration paid for IGY Marinas and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $28,075	$482,998
Contingent consideration arrangement	67,700
Noncontrolling interests in consolidated subsidiaries	2,208
Fair value of total consideration transferred	$552,906

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net working capital, net of cash acquired of $28,075	(22,386)
Property and equipment	240,190
Operating lease right-of-use assets	39,720
Intangible assets	30,446
Equity method investments	14,098
Other long-term assets	6,973
Operating lease liabilities	(29,416)
Other liabilities	(1,301)
Deferred tax liabilities, net	(20,777)
Total identifiable net assets acquired:	257,547
Goodwill	$295,359
Total	$552,906

The fair value of current assets acquired includes accounts receivable and other current assets of approximately $4.5 million and $4.1 million, respectively. The fair value of current liabilities assumed includes contract liabilities of approximately $13.3 million, tax contingency reserves of approximately $8.0 million and accrued expenses of approximately $6.6 million. We recorded approximately $295.4 million in goodwill and approximately $30.4 million of other identifiable intangibles, composed of indefinite-lived trade names and customer relationships, in connection with the IGY Marinas acquisition, however, purchase price allocations are preliminary pending receipt of final valuation analyses of certain assets from our valuation advisor. The goodwill represents the assembled workforce, our enhanced geographic reach, and global brand infrastructure. Goodwill of approximately $138.1 million is expected to be deductible for tax purposes. As of the acquisition date, the customer relationships have a weighted average useful life of approximately 4.5 years. For the nine months ended June 30, 2022 and 2023, IGY Marinas revenue was approximately $78.3 and $91.1 million, respectively. For the nine months ended June 30, 2022 loss before taxes was approximately $1.0 million. For the nine months ended June 30, 2023 income before taxes was approximately $17.0 million. Income before taxes does not include parent level corporate costs. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumption that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total balance of approximately $6.4 million as of June 30, 2023.

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

In total, current and previous acquisitions have resulted in the recording of $246.5 million and $603.2 million in goodwill and other intangible assets as of September 30, 2022 and June 30, 2023, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of June 30, 2023, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the nine months ended June 30, 2023:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2022	$166,551	$69,034	$235,585
Goodwill acquired	322,289	—	$322,289
Foreign currency translation	4,403	—	$4,403
Balance as of June 30, 2023	$493,243	$69,034	$562,277

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

During the three months ended June 30, 2022 and 2023, we recognized an income tax provision of $24.1 million and $15.5 million, respectively. During the nine months ended June 30, 2022 and 2023, we recognized an income tax provision of $52.4 and $34.7 million, respectively. The effective income tax rate for the three months ended June 30, 2022 and 2023 was 25.6% and 25.9%, respectively. The effective income tax rate for the nine months ended June 30, 2022 and 2023 was 24.7% and 26.9%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (Floor Plan) of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Agreement also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

The interest rate is (a) for amounts outstanding under the Floor Plan, 3.45% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro or other currencies other than dollars under the revolving credit facility.

The New Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of June 30, 2023, we were in compliance with all covenants under the New Credit Agreement. The New Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

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

As of June 30, 2023, our indebtedness associated with financing our inventory and working capital needs totaled approximately $515.6 million. As of June 30, 2023, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.6 million. As of June 30, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $107.5 million and included unamortized debt issuance costs of approximately $0.3 million.

As of June 30, 2022 and 2023, the interest rate on the outstanding short-term borrowings, which solely consisted of the Floor Plan, was approximately 4.2% and 6.7% respectively. As of June 30, 2023, our additional available borrowings under our New Credit Agreement were approximately $10.5 million based upon the outstanding borrowing base availability. As of June 30, 2023, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2022	June 30, 2023
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.25% as of June 30, 2023 (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,403	$6,031
Mortgage facility payable to Seacoast National Bank bearing interest at 7.63% as of June 30, 2023 (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,098	17,060
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.63% as of June 30, 2023 (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	25,192	23,757
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.00% as of June 30, 2023 (base minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $23.2 million at June 30, 2023.	—	—
Term loan payable to M&T Bank bearing interest at 6.67% as of June 30, 2023. Requires quarterly principal and interest payments. Facility matures in August 2027.	—	385,000
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 6.55% as of June 30, 2023. Requires quarterly principal and interest payments. Facility matures in December 2030.	—	1,496
Total long-term debt	48,693	433,344
Less: current portion	(2,882)	(32,409)
Less: unamortized portion of debt issuance costs	(510)	(1,706)
Long-term debt, net current portion and unamortized debt issuance costs	$45,301	$399,229

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

During the three months ended June 30, 2022 and 2023, we recognized stock-based compensation expense of approximately $3.9 million and $5.5 million, respectively, and for the nine months ended June 30, 2022 and 2023, we recognized stock-based compensation expense of approximately $11.1 million and $15.7 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended June 30, 2022 and 2023, was approximately $1.0 million and $1.1 million, respectively. Cash received from option exercises or the Stock Purchase Plan under all share-based compensation arrangements for the nine months ended June 30, 2022 and 2023, was approximately $2.1 million and $2.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2022 through June 30, 2023:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2022	1,536,094	62,750	$893	$17.62	2.3
Shares authorized	1,300,000	—		—
Options granted	(5,000)	5,000		31.22	2.0
Options cancelled/forfeited/expired	10,000	(10,000)		7.48
Options exercised	—	(3,000)		13.06
Restricted stock awards granted	(839,453)	—		—
Restricted stock awards forfeited	50,325	—		—
Additional shares of stock issued	(3,608)	—		—
Balance as of June 30, 2023	2,048,358	54,750	$746	$20.96	2.7
Exercisable as of June 30, 2023		49,749	$740	$19.35	2.1

During the nine months ended June 30, 2023, 5,000 options were granted. No options were granted for the nine months ended June 30, 2022. The weighted average grant date fair value of options granted during the three and nine months ended June 30, 2023 was $15.53. The total intrinsic value of options exercised during the nine months ended June 30, 2022 and 2023, was $1.1 million and $0.1 million, respectively.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	4.9%	0.7%	4.5%
Volatility	49.0%	46.4%	49.0%	47.0%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2023, we have issued 1,284,679 shares of common stock under our Stock Purchase Plan since its inception.

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

The following table summarizes restricted stock award activity from September 30, 2022 through June 30, 2023:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2022	934,517	$35.23
Changes during the period:
Awards granted	839,453	$32.15
Awards vested	(149,764)	$30.46
Awards forfeited	(50,325)	$31.98
Non-vested balance as of June 30, 2023	1,573,881	$34.14

As of June 30, 2023, we had approximately $30.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.1 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Weighted average common shares outstanding used in calculating basic net income per share	21,524,315	21,885,400	21,761,811	21,831,350
Effect of dilutive options and non-vested restricted stock awards	648,958	542,043	694,017	489,919
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,173,273	22,427,443	22,455,828	22,321,269

For the three months ended June 30, 2022 and 2023, there were 89,518 and 11,089 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2022 and 2023, there were 71,455 and 12,639 weighted average shares of options and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2023, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$657,930	$687,168	$1,690,172	$1,707,049
Product Manufacturing	48,802	51,884	129,804	164,959
Elimination of intersegment revenue	(18,195)	(17,208)	(48,642)	(71,897)
Revenue	$688,537	$721,844	$1,771,334	$1,800,111
Income from operations:
Retail Operations	$90,655	$68,050	$204,124	$158,514
Product Manufacturing	5,903	5,089	13,733	17,834
Intersegment adjustments	(1,258)	1,442	(3,572)	(9,862)
Income from operations	$95,300	$74,581	$214,285	$166,486

18. SUBSEQUENT EVENT:

Amended Credit Facility

On July 12, 2023, the Company executed the Amended Credit Facility to amend its existing Credit Facility to expand its floor plan facility from $750 million to $950 million as provided by the accordion feature of the New Credit Agreement. The Amended Credit Facility will be used to finance the purchase of new and used boat and yacht inventory. Other than the increased capacity of the floor plan facility, all other terms of the Company’s senior secured credit facilities remain unchanged, including the maturity date of August 2027.

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

General

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 78 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida’s Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota.

MarineMax was incorporated in January 1998. We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have acquired 33 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ending September 30, 2022, and four acquisitions to date in fiscal 2023.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve’s increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, have resulted in, and may further result in significantly higher long-term interest rates and a downturn in the overall economy, each of which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of June 30, 2023, the Retail Operations segment includes the activity of 78 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage services; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. We also maintain a network of luxury marinas situated in yachting and sport fishing destinations around the word through IGY Marinas.

As of June 30, 2023, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2023, with the three and nine months ended June 30, 2022 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Revenue. Revenue increased $33.3 million, or 4.8%, to $721.8 million for the three months ended June 30, 2023, from $688.5 million for three months ended June 30, 2022. The increase is due to a $2.9 million or 0.4% increase in comparable-store sales, in addition to a $30.4 million increase from acquired operations, primarily IGY Marinas, that are not eligible for inclusion in the comparable-store base as well as Intrepid & Cruisers manufacturing revenue which are not included in comparable retail store sales. The comparable-store increase came primarily from increases in new boat revenue, used boat revenue, marina revenue, service revenue, and super yachts group revenue due to improved retail conditions in the quarter.

Gross Profit. Gross profit increased $7.3 million, or 3.1%, to $243.8 million for the three months ended June 30, 2023, from $236.5 million for the three months ended June 30, 2022. Gross profit as a percentage of revenue decreased to 33.8% for the three months ended June 30, 2023, from 34.3% for the three months ended June 30, 2022. The decrease in gross profit as a percentage of revenue was primarily the result of lower new and used boat margins, partially offset by the acquisition of IGY Marinas, a higher margin business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $28.0 million, or 19.8% to $169.2 million for the three months ended June 30, 2023, from $141.2 million for the three months ended June 30, 2022. The increase in selling, general, and administrative expenses was primarily the result of the acquisition of IGY Marinas.

Interest Expense. Interest expense increased $13.8 million to $14.8 million for the three months ended June 30, 2023, from $1.0 million for the three months ended June 30, 2022. The increase in interest expense was primarily the result of increased interest rates, increased inventory and increases in long-term debt related to the IGY Marinas acquisition, and increased borrowings from increased inventory.

Income Taxes. Income tax expense decreased $8.6 million, or 35.7%, to $15.5 million for the three months ended June 30, 2023, from $24.1 million for the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2022 and 2023 was 25.6% and 25.9%, respectively. The increase in the effective income tax rate was primarily as a result of reduced taxable income which increases the impact of permanent tax differences, as well as IGY Marinas’ foreign operations acquired and increases in state tax rates.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

Revenue. Revenue increased $29.0 million, or 1.6%, to $1.800 billion for the nine months ended June 30, 2023, from $1.771 billion for nine months ended June 30, 2022. The increase is due to a $107.8 million increase from acquisitions that are not eligible for inclusion in the comparable-store base, as well as changes in revenue for Intrepid & Cruisers manufacturing revenue which are not included in comparable retail store sales, partially offset by a $78.8 million or 4.7% decrease in comparable-store sales. The comparable-store decrease was primarily driven by decreases in new boat revenue, used boat revenue, brokerage revenue, and super yachts group revenue, due to softer demand through the first six months of the fiscal year, more seasonal sales trends, and macroeconomic uncertainty.

Gross Profit. Gross profit increased $22.6 million, or 3.7%, to $631.6 million for the nine months ended June 30, 2023, from $609.0 million for the nine months ended June 30, 2022. Gross profit as a percentage of revenue increased to 35.1% for the nine months ended June 30, 2023, from 34.4% for the nine months ended June 30, 2022. The increase in gross profit as a percentage of revenue was primarily the result of the acquisition of IGY Marinas, a higher margin business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $70.4 million, or 17.8% to $465.1 million for the nine months ended June 30, 2023, from $394.7 million for the nine months ended June 30, 2022. The increase in selling, general, and administrative expenses was primarily the result of the acquisition of IGY Marinas.

Interest Expense. Interest expense increased $35.3 million to $37.6 million for the nine months ended June 30, 2023, from $2.3 million for the nine months ended June 30, 2022. The increase in interest expense was primarily the result of increased interest rates, increases in long-term debt related to the IGY Marinas acquisition, and increased borrowings from increased inventory.

Income Taxes. Income tax expense decreased $17.7 million, or 33.8%, to $34.7 million for the nine months ended June 30, 2023, from $52.4 million for the nine months ended June 30, 2022. The effective income tax rate for the nine months ended June 30, 2022 and 2023 was 24.7% and 26.9%, respectively. The increase in the effective income tax rate was primarily as a result of reduced taxable income which increases the impact of permanent tax differences, as well as IGY Marinas’ foreign operations acquired and increases in state tax rates.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the New Credit Agreement (described below). Our ability to utilize the New Credit Agreement to fund operations depends upon the collateral levels and compliance with the covenants of the New Credit Agreement. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the New Credit Agreement and therefore our ability to utilize the New Credit Agreement to fund operations. As of June 30, 2023, we were in compliance with all covenants under the New Credit Agreement. We currently depend upon dividends and other payments from our locations and the New Credit Agreement to fund our current operations and meet our cash needs. As the majority owner of each of our locations, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our locations.

For the nine months ended June 30, 2023, cash used in operating activities was approximately $196.9 million. For the nine months ended June 30, 2022, cash provided by operating activities was approximately $123.0 million. For the nine months ended June 30, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, partially offset by decreases in customer deposits increases in accrued expenses, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and gain on acquisition of previously held equity investment. For the nine months ended June 30, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), increases in accrued expenses and other liabilities, increases in accounts payable, and our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense, partially offset by increases in inventory (excluding acquired operations) and increases in accounts receivable.

For the nine months ended June 30, 2023 and 2022, cash used in investing activities was approximately $564.1. million and $113.2 million, respectively. For the nine months ended June 30, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas, and to purchase investments, purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements and proceeds from investments. For the nine months ended June 30, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, to purchase property and equipment from locations formerly leased, and to purchase investments, partially offset by proceeds from investments.

For the nine months ended June 30, 2023 and 2022, cash provided by financing activities was approximately $756.8 million and $50.9 million, respectively. For the nine months ended June 30, 2023, cash provided by financing activities was primarily attributable to proceeds from long term debt, net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards. For the nine months ended June 30, 2022, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, and contingent acquisition consideration payments.

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company a line of credit with asset based borrowing availability (Floor Plan) of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit), a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

The interest rate is (a) for amounts outstanding under the Floor Plan, 3.45% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro or other currencies other than dollars under the revolving credit facility.

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

As of June 30, 2023, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt totaled approximately $515.6 million and $433.3 million, respectively. As of June 30, 2023, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.6 million and $1.7 million, respectively. Refer to Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

Impact of Seasonality and Weather on Operations

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales, higher levels of inventories, and related short-term borrowings, which solely consisted of the Floor Plan, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings, which solely consisted of the Floor Plan, throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings, which solely consisted of the Floor Plan, and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $9.0 million, $18.1 million, or $27.1 million in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings, which solely consisted of the Floor Plan, and long-term debt as of June 30, 2023 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2022, we acquired IGY Marinas. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2023, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended June 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1

First Amendment and Consent to Credit Agreement, dated June 15, 2023, by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

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

MARINEMAX, INC.

July 27, 2023	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)