Form 10-K
period 2023-09-30
MARINEMAX INC
filed 2023-11-17
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant (21,144,473 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $607,903,599. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 13, 2023, there were outstanding 22,171,141 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Tampa, Florida

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2023

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2024 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies, like the utilization of our digital platform, are aligned with the desires of consumers and will position us to capitalize on future opportunities; our expectations regarding the growth of the boating market; our ability to reduce the impact of weather conditions and seasonality on our business; and the expected impacts of legal proceedings and changes in accounting assumptions on our business. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Unless expressly indicated or the context requires otherwise, the terms “MarineMax,” “Company,” “we,” “us,” and “our” in this document refer to MarineMax, Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

Our Company

MarineMax is the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. MarineMax has 130 locations worldwide, including 81 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, MarineMax owns or operates 66 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, the Company also is the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

As of September 30, 2023, the Retail Operations segment included the activity of 79 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales and yacht charter services. In the British Virgin Islands, we offer the charter of power catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. IGY Marinas is also included in this segment. IGY Marinas maintains a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

As of September 30, 2023, the Product Manufacturing segment included activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and Intrepid Powerboats. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats, which incorporate the desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

In October 2022, we completed the acquisition of IGY Marinas. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired Atalanta Golden Yachts ("AGY"), a luxury charter management agency based in Athens, Greece.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 24% of our revenue in fiscal 2023. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 11%, respectively, of our revenue in fiscal 2023. Brunswick is a world leading manufacturer of marine products and marine engines. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in many of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2023. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

We also are involved in other boating-related activities. We sell used boats at our retail locations, online, and at various third-party marinas and other offsite locations; we sell marine engines and propellers, primarily to our retail customers as replacements for their existing engines and propellers; we sell a broad variety of parts and accessories at our retail locations and at various offsite locations, and through our print catalog; we offer maintenance, repair, and slip and storage rentals at most of our retail locations; we offer finance and insurance products at most of our retail locations and at various offsite locations and to our customers and independent boat dealers and brokers; we offer boat and yacht brokerage sales at most of our retail locations and at various offsite locations; and we conduct a charter business, which is based in the British Virgin Islands, in which we offer customers the opportunity to charter third-party and Company owned power catamarans.

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 33 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, five superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2023 was approximately $306,000, an increase from approximately $256,000 in fiscal 2022, compared with the industry average selling price for calendar 2022 of approximately $84,000 based on industry data published by the National Marine Manufacturers Association. We consider a store to be one or more retail locations that are adjacent or operate as one entity or a superyacht services region. Same-store sales include all stores that were open and operated throughout both the current and comparative prior period. Our same-store sales increased 13% in fiscal 2021, increased 5% in fiscal 2022, and decreased 2% in fiscal 2023.

The U.S. recreational boating industry generated approximately $59.3 billion in retail sales in calendar 2022, which is above the former peak of $56.7 billion in calendar 2021. These retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $47.3 billion of these sales in 2022 based on industry data from the National Marine Manufacturers Association. The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Material Updates to Our Strategy

Since the last discussion of our strategy in our Form 10-K for our fiscal year ended September 30, 2022, our primary goal remains to enhance our position as the leading recreational boat and yacht retailer and preeminent superyacht services company. Pursuant to this strategy, we have completed recent acquisitions including Fraser Yachts Group, Northrop & Johnson, Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s"), KCS International Holdings, Inc. and certain affiliates ("Cruisers Yachts"), Intrepid Powerboats, Texas MasterCraft, IGY Marinas, Midcoast Marine Group, C&C Boat Works and AGY. Our acquisitions of Fraser Yachts Group, Northrop & Johnson, SkipperBud’s, and IGY Marinas increases our superyacht brokerage and luxury yacht services and marina/storage services. Additionally, IGY Marinas’ scale and strategic geographic footprint enables it to provide vertically integrated services to superyacht customers as they travel to popular destinations. Our acquisition of IGY Marinas offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

In addition, we continue to broaden and strengthen our digital initiatives. Our digital services are always available and offer our full selection of boats, yachts and charters, as well as our expert team to answer customers’ questions and help them find a boat virtually. Our Boatyard digital platform provides marine businesses effective and customized digital solutions, delivering great customer experiences by enabling customers to interact through a personalized experience tailored to their needs. Additionally, Boatzon offers a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations.

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 33 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, five superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions and our superyacht service locations, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and previous depressed economic conditions, we have closed 77 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 3 during the last three fiscal years.

The following table sets forth information regarding the businesses that we have acquired and their geographic regions from fiscal year 2011 through September 30, 2023.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	Worldwide
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	Worldwide
Private Insurance Services	July 2020	Worldwide
SkipperBud’s & Silver Seas Yachts	October 2020	Great Lakes region and West Coast United States
Cruisers Yachts	May 2021	Worldwide
Nisswa Marine	July 2021	Minnesota
Intrepid Powerboats	November 2021	Worldwide
Texas MasterCraft	November 2021	Texas
Superyacht Management, S.A.R.L.	April 2022	France
Endeavour Marina	August 2022	Texas
IGY Marinas	October 2022	Worldwide
Midcoast Marine Group	December 2022	Florida
Boatzon	January 2023	Worldwide
C&C Boat Works	June 2023	Minnesota

In addition to acquiring recreational boat dealers, superyacht service companies, boat manufacturers, marinas, and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Boston Whaler	2006	New York
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Crest	2011-2018	Georgia (2011), Oklahoma (2012), North Carolina and South Carolina (2012), New Jersey (2015), Florida (2018)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	Connecticut, New Jersey, North Carolina, Ohio, and Rhode Island
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	Worldwide, excluding China
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Boston Whaler	2016	Parts of Massachusetts, Connecticut, and Rhode Island
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018-2021	South Carolina (2018), Wisconsin and Illinois (2021)
Tigé	2018-2019	Orlando, Florida, Oklahoma, and Georgia
Aviara	2019	United States
MJM Yachts	2019	Florida
Dargel	2019	Texas
Kawasaki	2019	Texas
ATX Surf Boats	2020-2021	Orlando, Florida, Oklahoma, and Georgia
Bayliner	2019-2021	Texas (2019); Wisconsin, Illinois, Michigan and Ohio (2021)
Barletta	2021	Wisconsin, Illinois, Detroit, and Michigan
Four Winns	2021	Wisconsin, Illinois, Ohio and Detroit, Michigan
Harris	2021	Wisconsin, Illinois, Grand Rapids, Michigan and Ohio
HeyDay Inboards	2021	Wisconsin, Illinois, Michigan and Ohio
Tigé	2021	Wisconsin and Illinois
Scarab	2021	Wisconsin, Illinois, Michigan and Ohio
ATX Surf Boats	2021	Wisconsin and Illinois
Sea Ray	2021	Wisconsin, Illinois, Michigan, and Ohio
Starcraft	2021	Wisconsin, Illinois & Michigan
Sylvan	2021	Wisconsin, Illinois, & Eastern Michigan
Tiara	2021	Wisconsin, Illinois, Michigan, California & Ohio
Princess	2021	California and Seattle, Washington
Yamaha Jet Boats	2021	Wisconsin
Edgewater	2021	Newport Beach, California
Gran Turismo	2021	Michigan and Ohio
Antares	2021	Michigan and Ohio
Beneteau Flyer	2021	Michigan and Ohio
Cruisers Yachts (1)	2021	Worldwide
Chris-Craft, Moomba, Supra	2021	Minnesota
Saxdor	2021	North America
Bertram	2021	United States and Canada with certain exceptions
Premier	2021-2022	Minnesota (2021), Texas (2022)
Mastercraft	2021-2022	Wisconsin and Illinois (2021), Minnesota (2021), North Texas (2022)
Boston Whaler	2022	Minnesota
Intrepid Powerboats (1)	2022	Worldwide
Wider Yachts	2022	North America
World Cat	2022	Wisconsin, Illinois, & Michigan
Cobalt	2023	Minnesota
Premier	2023	Georgia
Boston Whaler	2023	North Carolina and South Carolina

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $59.3 billion in retail sales in calendar 2022, which is above the former peak of $56.7 billion in calendar 2021. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $47.3 billion of such sales in calendar 2022. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and that the recreational boating market will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 24% of our revenue in fiscal 2023. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 11%, respectively, of our revenue in fiscal 2023. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 11% of our revenue in fiscal 2023. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. During fiscal 2023, new boat sales, including sales of Cruisers Yachts and Intrepid Powerboats, accounted for approximately 68.7% or $1.6454 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2023 average new boat sales price of approximately $306,000, an increase from approximately $256,000 in fiscal 2022, compared with an estimated industry average selling price for calendar 2022 of approximately $84,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
E-Power Yachts
Wider Yachts	92' to 230'	10,000,000+
Motor Yachts
Azimut	42' to 120'+	1,600,000 to 26,000,000+
Ocean Alexander Yachts	88’ to 120’+	10,00,000 to 25,000,000+
Princess	35' to 95'+	700,000 to 10,000,000+
Pleasure Boats
Sea Ray	19’ to 40’	58,000 to 1,200,000+
Bayliner	15' to 24'	20,000 to 110,000
Cobalt	23' to 35'	110,000 to 500,000
Chris-Craft	24' to 28'	220,000 to 330,000
Aquila	28’ to 72’	300,000 to 7,000,000+
Galeon	32’ to 80’	750,000 to 8,500,000+
Saxdor	20' to 32'	50,000 to 470,000
MJM Yachts	35’ to 50’+	700,000 to 1,500,000+
Aviara	32’ to 40’	500,000 to 1,300,000+
Cruisers Yachts (1)	34' to 60'	700,000 to 3,800,000+
Tiara	34' to 60'	600,000 to 3,500,000+
Four Winns	20' to 38'	60,000 to 600,000+
Intrepid Powerboats (1)	30' to 51'	330,000 to 2,000,000+
Pontoon Boats
Harris	19’ to 30’	50,000 to 250,000+
Crest	20’ to 27’	50,000 to 250,000+
Bennington	17’ to 30’	30,000 to 350,000
Barletta	20' to 28'	60,000 to 250,000
Premier	21' to 33'	50,000 to 375,000
Starcraft	18' to 25'	25,000 to 100,000
Sylvan	18' to 25'	25,000 to 100,000
Fishing Boats
Boston Whaler	13’ to 42’	20,000 to 2,000,000
Bertram	28' to 39'	350,000 to 1,200,000
Grady White	18’ to 45’	60,000 to 1,800,000
Scout	17’ to 53’	50,000 to 3,500,000+
Sailfish	19’ to 36’	120,000 to 700,000+
Ski Boats
Nautique by Correct Craft	20’ to 25’	170,000 to 450,000+
Tigé	20’ to 25’	160,000 to 270,000
ATX Surf Boats	20’ to 24’	120,000 to 160,000
Mastercraft	20’ to 26’	140,000 to 430,000
Jet Boats
Yamaha Jet Boats	19’ to 27’	40,000 to 160,000
Scarab	16' to 28'	40,000 to 150,000

(1)
Product line owned by MarineMax

E-Power Yachts. Italian-made Wider Yachts manufactures electric yachts with performance and exceptional quality in mind. From its line of superyachts to express cruisers, electric catamarans, and new builds, Wider Yachts offers a number of features.

Motor Yachts. Ocean Alexander Yachts, Azimut and Princess are three of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort. Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts. Princess yachts are a leading British luxury yacht manufacturer with attention to detail, design, and performance.

Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations designed to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines. Galeon specializes in luxury yacht and motorboats with over thirty years of experience. Bayliner is the world's largest manufacturer of recreational boats, offering a variety of hulls with versatility in each model. We believe Bayliner offers quality materials, and features dedicated storage spaces, optimal performance and efficiency engines and quality electronics, ensuring accurate navigation. Cobalt Boats, an American manufacturer of recreational boats, has found continued success through investments in innovation and manufacturing capability. Chris-Craft is an American boat manufacturer which primarily produces classic wooden boats built with high quality materials. Each boat is crafted by highly experienced and detail-oriented designers to achieve timeless beauty and passenger comfort. Galeon is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with innovation. Saxdor Yachts is a Finnish premium boat producer whose philosophy can be described as a combination of Italian cutting-edge design, American functionality, German quality, French competitive pricing and the Scandinavian way of boating. MJM Yachts combine speed, performance, greater stability, innovative designs and layouts, along with comforts and space for entertaining in addition to a patent protected MJM signature look. Aviara is the newest brand manufactured by MasterCraft focused on the production of vessels 30-feet and over with the goal of creating an elevated open water experience by fusing progressive style, comfort, and luxury. Cruisers Yachts is continuously building innovative, quality, hand-crafted, American made sport yacht and yachts with the stylish and luxurious Cantius series of boats as well as sleek and powerful outboard models. Tiara Yachts manufactures handcrafted, American-made luxury yachts designed for performance and comfort. Four Winns manufactures quality runabouts, bowriders, yachts and tow sport boats. Intrepid Powerboats uses advanced composite construction to make each boat unique to its owner as well as stronger, faster and more fuel-efficient to deliver a safe, smooth, dry ride on the water.

Pontoon Boats. Harris is a pontoon industry leader and offers a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs. Harris is known for exceptional performance combined with a stable and safe platform. Crest provides a variety of pontoon models that are designed to provide extreme levels of quality, safety, style and comfort to meet family recreational needs. Bennington offers what we believe to be industry leading design, craftsmanship, and a quiet, smooth, ride. Barletta offers quality construction, simple yet refined models, and customer focused amenities. Premier designs and manufactures world-class pontoons, featuring luxury furniture, creative seating configurations, premium flooring, and premium technology for navigational and recreational purposes. Starcraft is a leading boat manufacturer with a long history of continuous improvements to fiberglass hull design and a dedication to providing pontoon, runabouts, and deck boat models for families and watersport enthusiasts. Sylvan builds quality, innovative, high performance pontoon boats. With a variety of designs and options, the pontoon boats we offer appeal to a broad audience of pontoon boat enthusiasts and existing customers.

Fishing Boats. The fishing boats we offer, such as Boston Whaler, Bertram, Grady-White, Scout, and Sailfish, range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2023, used boat sales accounted for 7.9% or approximately $189.5 million of our revenue.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 4.7% or $112.1 million of our fiscal 2023 revenue.

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

At many of our locations, we offer boat storage services, including in-water slip storage and inside and outside land storage. These storage services are offered at competitive market rates and include both in-season and out-of-season storage. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has high standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

Maintenance, repair, rent, and storage services accounted for approximately 9.5% or $228.6 million of our revenue during fiscal 2023 of which, approximately 3.1% or $73.6 million related to repair services, approximately 1.3% or $30.9 million related to parts and accessories for repairs, and approximately 5.1% or $124.1 million related to income from rent and storage service rentals.

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

We also offer third-party extended service contracts under which, for a predetermined price, we provide all designated services pursuant to the service contract guidelines during the contract term at no additional charge to the customer above a deductible. While we sell all new boats with the boat manufacturer’s standard hull and engine warranty, extended service contracts provide additional coverage beyond the time frame or scope of the manufacturer’s warranty. Purchasers of used boats generally are able to purchase an extended service contract, even if the selected boat is no longer covered by the manufacturer’s warranty. Generally, we receive a fee for arranging an extended service contract. Most required services under the contracts are provided by us and paid for by the third-party contract holder. Since fiscal 2021, we have partnered with a third-party F&I product provider to offer prepaid maintenance plans for select, new models.

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

During fiscal 2023, fee income generated from F&I products accounted for approximately 2.8% or $66.8 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht brokerage. During fiscal 2023, brokerage sales commissions accounted for approximately 4.8% or $112.7 million of our revenue.

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

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter catamarans in exotic destinations, starting with our initial location in the British Virgin Islands. In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of several years for a fixed monthly fee payable by us; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us. The yacht owners are able to utilize the yachts for personal use for a designated number of weeks during the terms of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

In addition to the specific business we launched in the British Virgin Islands, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2023, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.6% or $39.6 million of our revenue.

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

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through 81 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories; a business office to assist customers in arranging financing and insurance; maintenance and repair facilities; and, at certain retail locations, boat storage services, including in-water slip storage and inside and outside land storage.

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
Cross Lake
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

Location	Luxury Marinas
Colombia	Marina Santa Marta
Costa Rica	Marina Bahia Golfito
England	St. Katharine Docks
France	IGY Sète Marina	IGY Vieux – Port de Cannes
Italy, Sardinia	IGY Portisco Marina	Marina Di Porto Cervo
Mexico	Marina Cabo San Lucas
Panama	Red Frog Beach Island Marina
Providenciales, Turks & Caicos	Blue Haven Marina
Kingdom of Saudi Arabia	NEOM Sindalah Island
Spain	IGY Málaga Marina	Málaga Marina San Andres
IGY Ibiza Marina
St. Maarten	Yacht Club Isle de Sol	Simpson Bay Marina
St. Lucia	Rodney Bay Marina
United States, Florida	Yacht Haven Grande Miami	Maximo Marina, St. Petersburg
United States, New York	North Cove Marina at Brookfield Place
United States Virgin Islands, Saint Thomas	Yacht Haven Grande	American Yacht Harbor

Operations

Dealership Operations and Management

We have adopted a generally decentralized approach to the operational management of our dealerships. While certain administrative functions are centralized at the corporate level, local management is primarily responsible for the day-to-day operations of the retail locations. Each retail location is managed by a general manager, who oversees the day-to-day operations, personnel, and financial performance of the individual store, subject to the direction of a regional president, district president or area manager, who generally has responsibility for the retail locations within a specified geographic region. Typically, each retail location also has a staff consisting of an F&I manager, a parts manager, a service manager, sales representatives, maintenance and repair technicians, and various support personnel.

Sales and Marketing

Our sales philosophy focuses on selling the pleasures of the boating and yachting lifestyle and creating memories of a lifetime with family and friends. We believe that the critical elements of our sales philosophy include our appealing retail and marina locations, no-hassle sales approach, highly trained sales representatives, high level of customer service, emphasis on educating the customer and the customer’s family on boating, and providing our customers with opportunities for experiences through our MarineMax Getaways!®. We strive to provide exceptional customer experiences through the best services, products, and technology before, during, and after the sale. Our team and customers are United by Water®.

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

As a part of our sales and marketing efforts, our digital marketing capabilities are a competitive advantage, with the majority of leads originating through our digital properties, including MarineMax.com. Social media is a leading venue for customer engagement and communication and has become a strong medium for connecting with new customers. Additionally, we hold online experience events, including immersive boat tours, that allow participants to explore boats and yachts from multiple manufacturers, segments, and models from anywhere using their phone, tablet, or computer.

We participate in boat shows and in-the-water sales events at area boating locations, typically held in January, February, March, and toward the end of the boating season, in each of our markets. Boat shows and other offsite promotions are an important venue for engaging new customers. The boat shows also generate a significant amount of interest in our company and products, resulting in sales before and after the show. Our products and services are always available online and, through our online platform, we offer our full selection of boats, yachts, charters, and services. Our expert team is also available to assist customers and provide a great customer experience.

We emphasize customer education through one-on-one education from our team members including, at many locations, our delivery captains, both before and after a sale, and through in-house seminars for the entire family on boating safety, the use and operation of boats, and product demonstrations. Typically, one of our delivery captains or other team members delivers the customer’s boat to an area boating location and thoroughly instructs the customer about the operation of the boat, including hands-on instructions for docking and trailering the boat. To enhance our customer relationships after the sale, we lead and sponsor MarineMax Getaways!® group boating trips to various destinations, rendezvous gatherings, and on-the-water organized events that promote the boating lifestyle and memories of a lifetime. Each Company-sponsored event, planned and led by a Company team member, also provides a favorable medium for acclimating new customers to boating, sharing exciting boating destinations, creating friendships with other boaters, and enabling us to promote new product offerings to boating enthusiasts.

As a result of our ongoing investments in sales and marketing, we believe we have a competitive advantage within the industry by leveraging our strategic marketing capabilities to connect customers to the boating lifestyle. Part of our marketing capabilities include our customer relationships and data platforms that automatically manage customer engagements, evaluate a customer’s propensity to buy, manage sales activities, and facilitate Company-wide availability of a particular boat or other marine products and services desired by a customer.

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

In fiscal 2023, sales of new Brunswick and Azimut boats and yachts accounted for approximately 24% and 11% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 11% and 11%, respectively, of our revenue in fiscal 2023. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2023.

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

We are party to a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit), a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. The Amended Credit Facility is further discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

Technology Platform

We believe that our technology platform, which is utilized by our companies and dealerships and that is continually developed with the latest capabilities, strategically enhances our ability to integrate successfully the operations of our companies and future acquisitions, facilitates the interchange of information, and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, marketing and sales management. We manage each company’s operations with the platform to execute at the highest level, continually grow, and deliver exceptional customers experiences. Sales representatives use the platform to gain strategic competitive insights, automatically generate follow-up activities, facilitate the availability of Company-wide products and services and monitor the maintenance and service needs of customers’ boats. Company representatives also utilize the platform to provide financing and insurance products, proactively schedule services and continually communicate with customers. We mitigate cybersecurity risks by employing extensive measures, including but not limited to employee training, protective technologies, monitoring and testing, external assessment services and maintenance of protective systems and contingency plans. Although we have not experienced a known material information security breach in the last three years and have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure that such measures will provide absolute security.

Human Capital Resources

As of September 30, 2023, we had 3,928 employees, 2,671 (68%) of whom were in store-level operations, 927 (24%) of whom were in manufacturing operations, and 330 (8%) of whom were in corporate administration and operational management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent.

In managing the business, we devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position. We also train our employees to understand our core retail philosophies, which focus on making the purchase of a boat and its subsequent use as hassle-free and enjoyable as possible. Through our MarineMax Academy, we teach our retail philosophies to existing and new employees at various locations and through our online platform. MarineMax Academy offers synchronous and asynchronous instruction options to meet the needs of all team members. The learning modules kick off with a customized onboarding experience and then focus on our retailing philosophies, including instruction on such matters as the sales process, customer service, F&I, accounting, leadership, safety, compliance, and human resources. We also have a specialized service training center and program in Clearwater, Florida where we offer apprenticeship programs and train our service technicians in best practices.

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

Our philosophy is to pay competitive base salaries to team members at levels that help us to attract, motivate, and retain highly qualified team members and reduce turnover. Cash incentive bonuses are designed to reward individuals based on our Company’s financial results as well as the achievement of personal and corporate objectives designed to contribute to our long-term success in building shareholder value. Grants of stock-based awards under our 2021 Stock-Based Compensation Plan are intended to align compensation with the price performance of our common stock. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. As a result of our performance-based compensation philosophy, pay levels may vary significantly from year to year and among our various team members. Performance metrics utilized by our cash compensation plans include pretax income performance bonus, aged inventory, district and regional financial performance targets, and net promoter score (customer satisfaction).

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2023, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 20%, 25%, 31%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. However, soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required and may in the future be required to remove USTs and ASTs containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remedied in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. In addition, the shareholders of certain of the acquired dealers have indemnified us (and such indemnification is continuing) for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions. We maintain insurance for pollutant cleanup and removal. The coverage pays for the expenses to extract pollutants from land or water at the insured property, if the discharge, dispersal, seepage, migration, release, or escape of the pollutants is caused by or results from a covered cause of loss. We also have additional storage tank liability insurance and Superfund (as defined below) coverage where applicable. In addition, certain of our retail locations are located on waterways that are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

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

Environmental Responsibility

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as possibly more frequent and severe weather events, rising sea levels, and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Our commitment to environmental responsibility and initiatives to reduce our environmental footprint are outlined in our “Environmental Policy.” Our Environmental Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Environmental Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the Securities and Exchange Commission (the "SEC")). Our Environmental Policy and associated climate related risks and opportunities are reviewed by our Board of Directors on an annual basis or more frequently as needed.

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

Additionally, Azimut Yachts was awarded ISO 14001 certification, for its consistent and effective management system aimed at reducing the environmental impact of its operations. In addition, to maximize the eco-compatible standards of their yachts, Azimut Yachts adopted RINA (an organization specializing in classification, certification, testing, and inspection) principles to achieve RINA Green Plus notation. Azimut-Benetti Group and alternative fuels company Eni Sustainable Mobility signed an agreement for the supply and use of HVOlution, a biofuel derived from renewable raw materials, illustrating a tangible step forward on the course charted to reduce CO2 emissions. HVOlution is made of 100% hydrogenated vegetable oil and is produced at Eni Sustainable Mobility refineries in Venice and Gela, Italy from waste raw materials and vegetable residues or oils generated from crops that do not compete with food production. Also, MasterCraft's manufacturing facilities operate in alignment with the ISO 14001 Environmental Management Systems Standard, the ISO 9001 Quality Management Systems standard, and the OHSAS 18001 International Occupational Health and Safety Management System standard. MasterCraft's largest facility, the MasterCraft brand facility, is certified in all three standards. MasterCraft believes it is the only boat manufacturer to achieve all three of these prestigious ISO certifications across production and product development systems.

Further, as opportunities arise, we have made targeted investments to support new technology, innovations, and research in the marine industry to reduce emissions, provide environmental stewardship, and support a sustainable environment for all boaters. The Fraser Yachts Group has become the first yacht company to sign the Pact for Energy Transition with the Monaco Government. The energy transition pact was created by the Monaco government to improve energy efficiency and promote renewable energy sources, with the target of reducing greenhouse gas emissions by allowing residents, workers, businesses, institutions and associations to contribute to the energy transition effort.

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

Corporate Social Responsibility

Our commitment to social responsibility is outlined in our “Human Rights Policy.” Our Human Rights Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Human Rights Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC). Our Human Rights Policy is reviewed by our Board of Directors on an annual basis or more frequently as needed. We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves on supporting our local communities both on and off the water. One way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. In addition, we support humanitarian aid to countries in need through organizations such as the Red Cross. We also partner with the American Cancer Society to support Breast Cancer Awareness Month across all of our retail operations.

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

Available Information

Our internet address is www.MarineMax.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. For the avoidance of doubt, information contained on, or accessible through, our website is not incorporated into, and does not form a part of, this Form 10-K or any other report or document we file with the SEC.

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 15, 2023:

Name	Age	Position
William H. McGill Jr.	79	Executive Chairman of the Board and Director
William Brett McGill	55	Chief Executive Officer, President and Director
Michael H. McLamb	58	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	60	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	54	Executive Vice President Finance and Chief Accounting Officer
Shawn Berg	53	Executive Vice President and Chief Digital Officer
Kyle G. Langbehn	49	Executive Vice President and President of Retail Operations

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

Charles A. Cashman has served as Executive Vice President and Chief Revenue Officer of MarineMax since October 2016. Mr. Cashman served as Executive Vice President Sales, Marketing, and Manufacturer Relations of the Company from October 2015 to September 2016, served as Vice President of East Operations from May 2012 to September 2015, and was appointed as an executive officer by our Board of Directors in November 2012. Mr. Cashman served as Regional President of East Florida from October 2008 to May 2012, and as District Manager of the East Coast of Florida from March 2007 to October 2008. Mr. Cashman served in several other positions of increasing responsibility, including Sales Consultant, Sales Manager, and General Manager, since joining MarineMax in 1992.

Anthony E. Cassella, Jr. has served as Executive Vice President Finance of MarineMax since February 2023, Vice President since February 2016, Chief Accounting Officer as appointed by our Board of Directors in October 2014, and Vice President of Accounting and Shared Services since February 2011. Mr. Cassella served as Director of Shared Services from October 2007 until February 2011 and Regional Controller from March 1999 until October 2007. Mr. Cassella was the Controller of Merit Marine which the Company acquired in March 1999. Mr. Cassella, a certified public accountant, worked in public accounting from June 1991 to February 1998, serving most recently as Manager.

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

Item 1A. Risk Factors

Risks Related to Competition, Economic, and Industry Conditions

Our success depends to a significant extent on the well-being, as well as the continued popularity and reputation for quality of the boating products, of our manufacturers, particularly Brunswick’s Sea Ray and Boston Whaler boat lines, Azimut-Benetti Group’s Azimut products and Mercury Marine engines. The failure to obtain a high quality and desirable mix of competitively priced products that our customers demand could have a material adverse effect on our business, financial condition, and results of operations.

Approximately 24% of our revenue in fiscal 2023 resulted from sales of new boats manufactured by Brunswick, including approximately 11% from Brunswick’s Sea Ray division, 11% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions. Additionally, approximately 11% of our revenue in fiscal 2023 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2023 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety, and advanced features, including the latest advances in propulsion and navigation systems. Any adverse change in the production efficiency, product development efforts, technological advancement, expansion of manufacturing footprint, supply chain and third-party suppliers, marketplace acceptance, marketing capabilities, ability to secure adequate access to capital, and financial condition of our manufacturers, particularly Brunswick (including Mercury Marine, a division of Brunswick) and Azimut-Benetti Group, given our reliance on Sea Ray, Boston Whaler, Mercury Marine engines, and Azimut, would have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers, particularly Brunswick and Azimut-Benetti Group, resulting from economic, financial, supply chain, or other factors could adversely affect the quality and amount of products that they are able to supply to us and the services and support they provide to us.

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

Through these dealer agreements, boat manufacturers (particularly Brunswick and Azimut) exercise significant control over their dealers, restricting them to specified locations, and retaining approval rights over changes in management and ownership, among other things. Failure to meet the customer satisfaction, market share goals, and other conditions set forth in any dealer agreement could have various consequences, including the following:

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

Over the three-year period ended September 30, 2023, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 20%, 25%, 31%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

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

Our sales have been, and may further be, adversely impacted by recent increases, and likely future increases, in interest rates and adverse changes in fiscal policy or credit market conditions.

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

Inflation could adversely affect our financial results.

The market prices of certain materials and components used by us and our suppliers in manufacturing our products can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, may have an adverse impact on the business, financial condition, and results of operations of us or our suppliers, and our suppliers may in turn pass such increases along to us by raising the cost of our inventories. In addition, new boat buyers often finance their purchases. Inflation, along with rising interest rates, could translate into an increased cost of boat ownership. Should inflation and increased rates continue to occur, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

Changes in accounting standards could significantly affect our results of operations and the presentation of those results.

The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities frequently issue new pronouncements or new interpretations of existing accounting standards. Changes in accounting standards, how the accounting standards are interpreted, or the adoption of new accounting standards can have a significant effect on our reported results, and could even retroactively affect previously reported transactions, and may require that we make significant changes to our systems, processes and controls. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Such changes in accounting standards may have an adverse effect on our business, financial position, and income, which may negatively impact our financial results.

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

Since March 1, 1998, we have acquired 33 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, five superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Each acquired dealer and entity operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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
•
our financial resources.

Our dealer agreements with Brunswick require Brunswick’s consent to open, close, or change retail locations that sell Sea Ray or Boston Whaler products, as applicable, and other dealer agreements generally contain similar provisions. We may not be able to open and operate new retail locations or introduce new product lines on a timely or profitable basis. Moreover, the costs associated with opening new retail locations or introducing new product lines may adversely affect our profitability.

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

Our operations involve certain international activities, including our sales of yachts produced by the Azimut-Benetti Group in Italy, yachts produced by Galeon in Poland, yachts produced by Ocean Alexander in Taiwan, and power catamarans produced by Sino Eagle in China, as well as our Fraser Yachts Group and Northrop & Johnson operations in various countries. These activities in multiple countries around the world expose us to international political, economic, foreign currency, and other risks. Some of our sales and purchases of inventory are denominated in a currency other than the U.S. dollar. Consequently, a strong or weak U.S. dollar may adversely affect reported revenues and our profitability. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.

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

Additionally, protectionist trade legislation in the United States, the European Union, Poland, or China, such as a change in current tariff structures, export or import compliance laws, or other trade policies could adversely affect our ability to import yachts from these foreign suppliers under economically favorable terms and conditions. There have been recent changes, and additional changes may occur in the future, to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, and trade barriers. Any of these restrictions could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Increased tariffs could require us to increase our prices which likely could decrease demand for our products. In addition, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs which would affect our ability to export products and therefore adversely affect our sales. Many of these challenges, particularly tariffs, are present in commerce with China, a market from which we purchase products. While such tariffs may be delayed or cancelled before coming into effect and we believe we have taken steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

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
•
national and international conflicts, including the Israel-Hamas War, foreign policy changes, political or economic instability, or terrorist acts;
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
•
difficulties recruiting and retaining team members;
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

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the Amended Credit Agreement to purchase and maintain our inventory of boats. The Amended Credit Agreement provides the Company a line of credit with asset based borrowing availability of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million, a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. None of our real estate has been pledged for collateral for the Amended Credit Agreement. As of September 30, 2023, we were in compliance with all of the covenants under the Amended Credit Agreement and our additional available borrowings under the Amended Credit Agreement was approximately $8.5 million based upon the outstanding borrowing base availability.

Our ability to borrow under the Amended Credit Agreement depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Agreement and the ability for our manufacturers to be approved vendors under our Amended Credit Agreement. The variable interest rate under our Amended Credit Agreement will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. A significant increase in interest rates could have a material adverse effect on our operating results. The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Agreement reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Agreement to fund our operations. Any inability to utilize the Amended Credit Agreement or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Agreement or replace or supplement the Amended Credit Agreement, which may not be possible at all or under commercially reasonable terms.

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

•
an outbreak of disease or facility closures due to a public health threat;
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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricane Ian in 2022, mechanical failure and collision, and public health issues. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

A portion of our income results from referral fees derived from the placement or marketing of various finance and insurance products, consisting of customer financing, insurance coverage, and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

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

In addition, increases in the United States corporate income tax rates (as currently being contemplated by the United States' legislative and executive branches) would have an adverse effect on our financial performance and financial condition. Further, related increases in capital gains rates, personal income tax rates or both could have an adverse effect on the buying power of potential customers and therefore an adverse effect on our financial performance and financial condition.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2023, we have approximately $528 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill is recorded at fair value at the time of acquisition and is not amortized but reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding industry conditions, our future financial performance, and other factors. Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill. While we do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our assessments of goodwill and long-lived assets which would result in a material effect on our operating results, we cannot predict whether events or circumstances will change in the future that could result in non-cash impairment charges that could adversely impact our financial results and net worth.

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

Additionally, to the extent unfavorable weather conditions are exacerbated by global climate change, regardless of the cause, resulting in environmental changes including, but not limited to, severe weather, changing sea levels, poor water conditions, or reduced access to water, such conditions could disrupt or negatively affect our business.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 50%, 51% and 53% of our dealership revenue during fiscal 2021, 2022, and 2023, respectively, could have a major impact on our operations.

Environmental and other regulatory issues may impact our operations.

Our operations are subject to extensive regulation, supervision, and licensing under various federal, state and local statutes, ordinances and regulations, such as those relating to finance and insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, the environment, emissions, health or safety, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and employment practices. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations, as well as potentially the assessment of damages, the imposition of penalties, changes to our processes, or a cessation of our operations, and/or damage to our image and reputation.

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

Soil and groundwater contamination has been known to exist at certain properties owned or leased by us. We have also been required, and may in the future be required, to remove USTs and ASTs containing hazardous substances or wastes. As to certain of our properties, specific releases of petroleum have been or are in the process of being remediated in accordance with state and federal guidelines. We are monitoring the soil and groundwater as required by applicable state and federal guidelines. We also may have additional storage tank liability insurance and Superfund coverage where applicable. Environmental laws and regulations are complex and subject to frequent change. Compliance with amended, new or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

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

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks (including ransomware) pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors, vendors, and temporary staff. While we attempt to mitigate these risks by employing extensive measures, including employee training, defensive systems, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats.

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

We are also subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation, effective May 2018, the California Consumer Privacy Act, effective January 2020, and new SEC cybersecurity-related disclosures adopted in July 2023. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

Risks Related to Our Common Stock

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Company maintains a stock repurchase plan authorizing the Company to purchase up to 10 million shares of its common stock through March 2024. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants. The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

The Retail Operations segment includes our leased corporate offices in Clearwater, Florida. We also lease 49 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own 38 properties associated with the retail locations we operate. Additionally, we own three retail locations that are currently leased to a third-party or available for lease as noted below. A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yachts Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
Newport Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,400	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 42 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze	Company owned	18,000	Retail and Service, 12 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 18 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 10 wet slips	1991	Port Everglades
Fisher Island	Third-party lease	1,393	Retail only	2023	Norris Cut

Fort Walton Beach	Company owned	4,500	Retail and service; 14 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, marina and storage; 124 wet slips	1983	Caloosahatchee River
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Jupiter	Third-party lease	2,187	Retail and service	2023	Loxahatchee River
Key Largo	Third-party lease	8,900	Retail and service; 24 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 17 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 12 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 17 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	1,000	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,400	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,800	Retail, service, marina, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 17 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 14 wet slips	1972	Sarasota Bay
St. Petersburg	Company owned	12,000	Retail and service; 96 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	22,400	Retail, marina and service; 57 wet slips	2002	Intracoastal Waterway
Tarpon Springs	Company owned	5,740	Service only; 18 wet slips	2022	Anclote River
Venice	Company owned	62,000	Retail, marina, service, and storage; 73 wet slips	1972	Intracoastal Waterway
West Palm Beach	Third-party lease	1,678	Retail only	2023	—
Georgia
Buford (Atlanta) (3)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,500	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois
Praire Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan
Sequoit Harbor Antioch	Third-party lease	85,300	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,100	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Baltimore	Third-party lease	7,600	Retail and service; 17 wet slips	2005	Baltimore Inner Harbor
Kent Island	Third-party lease	30,500	Retail, service, and storage	2021	Kent Narrows
Joppa (3)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,800	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair

Cass Lake	Third-party lease	31,600	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,900	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Bayport	Third-party lease	500	Retail only; 10 wet slips	1996	St. Croix River
Crosslake	Company owned	68,040	Retail, marina, service and storage; 56 wet slips	2023	Whitefish Chain of Lakes
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	69,512	Retail, service, and storage	1991	—
Nisswa	Company owned	108,400	Retail, service, and storage	2021	Nisswa Lake
Missouri
Lake Ozark	Company owned	60,300	Retail, marina, service, and storage; 218 wet slips	1987	Lake of the Ozarks
Laurie (3)	Company owned	700	Retail	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Company owned	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom	Company owned	19,300	Retail and service	1972	—
Somers Point	Company owned	35,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Company owned	13,800	Retail, service, and storage	2018	—
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage; 42 wet slips	1996	Masonboro Inlet
Ohio
Marina Del Isle	Company owned	163,153	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie
Port Clinton	Company owned	80,000	Retail, service and storage	1997	Lake Erie
Oklahoma
Grand Lake	Company owned	3,500	Retail and service; 23 wet slips	2019	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
San Antonio	Third-party lease	14,100	Retail and service	2019	—
Lakeway	Third-party lease	10,000	Retail only	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	127,740	Retail, service, marina, and storage; 34 wet slips	2002	Clear Lake
Fort Worth	Company owned	40,162	Retail and service	2021	—

Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,900	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,300	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,100	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,300	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,200	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,600	Vacation charters; 45 wet slips	2011	Caribbean Sea

(1)
Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)
Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)
Owned location that is leased to a third-party or available for lease.

IGY Marinas offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia. The following table reflects the location and status of the various IGY Marinas.

Location	Location Type
Colombia
Marina Santa Marta	Marketed (1)
Costa Rica
Marina Bahia Golfito	Marketed (1)
England
St. Katharine Docks	Managed (2)
France
IGY Sète Marina	Third-party lease
IGY Vieux – Port de Cannes	Joint venture
Italy, Sardinia
IGY Portisco Marina	Company owned and third-party lease (3)
Marina Di Porto Cervo (Marina & Shipyard)	Managed (2)
Mexico
Marina Cabo San Lucas	Company owned and third-party lease (3)
Panama
Red Frog Beach Island Marina	Third-party lease
Providenciales, Turks & Caicos
Blue Haven Marina	Marketed (1)
Kingdom of Saudi Arabia
NEOM Sindalah Island	Managed (2)
Spain
IGY Málaga Marina	Joint venture
Málaga Marina San Andres	Managed (2)
IGY Ibiza Marina	Joint venture
St. Maarten
Simpson Bay Marina	Third-party lease
Yacht Club Isle de Sol	Third-party lease
St. Lucia
Rodney Bay Marina	Company owned
United States, Florida
Yacht Haven Grande Miami	Third-party lease
Maximo Marina, St. Petersburg	Managed (2)
United States, New York
North Cove Marina at Brookfield Place	Managed (2)
United States Virgin Islands, Saint Thomas
Yacht Haven Grande	Company owned and third-party lease (3)
American Yacht Harbor	Company owned and third-party lease (3)

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

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2023, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2021
Fourth quarter	$59.58	$46.10
2022
First quarter	$61.06	$40.06
Second quarter	$45.84	$35.10
Third quarter	$44.03	$28.86
Fourth quarter	$43.80	$29.14
2023
First quarter	$34.62	$27.78
Second quarter	$35.26	$26.71
Third quarter	$34.26	$26.53
Fourth quarter (through November 13, 2023)	$33.18	$27.12

On November 13, 2023, the closing sale price of our common stock was $28.16 per share. On November 13, 2023, there were approximately 50 record holders and approximately 20,000 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	8,919,764
August 1, 2023 to August 31, 2023	—	—	—	8,919,764
September 1, 2023 to September 30, 2023	80,344	32.82	—	8,919,764
Total	80,344	$32.82	—	8,919,764

(1)
Under the terms of the share repurchase program announced on March 16, 2020 and subsequently extended on March 1, 2022, the Company is authorized to purchase up to 10 million shares of its common stock through March 31, 2024.
(2)
80,344 shares reported in September 2023 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2023 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2018. The calculations of cumulative shareholder return on the Russell 2000 Index and the Dow Jones US Retail Total Stock Market Index include reinvestment of dividends. The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our consolidated financial statements and notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Overview

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 81 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired AGY, a luxury charter management agency based in Athens, Greece.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 33 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, five boat brokerage operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ended September 30, 2021, four acquisitions in the fiscal year ended September 30, 2022, and four acquisitions in the fiscal year ending September 30, 2023.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 51%, and 53% of our dealership revenue during fiscal 2021, 2022, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, has resulted in, and may further result in, significantly higher long-term interest rates, which may negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of September 30, 2023, the Retail Operations segment includes the activity of 79 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of September 30, 2023, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2022 and 2023, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $5.3 million as of September 30, 2022 and September 30, 2023, respectively.

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

We recognize revenue from service operations and slip and storage rentals over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

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

Acquisitions

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. We primarily estimate the fair value of property and equipment, the majority of which is marina property, using the replacement cost method based on assumptions of replacement cost for new and similar assets. For acquisitions with contingent consideration, the fair value of the Company's contingent consideration liabilities is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. Growth rate assumptions were developed using data on recent historical net operating income growth and projections made during due diligence with assistance from a third-party specialist. The risk associated with the financial projections was evaluated using a Monte Carlo simulation analysis, pursuant to which the projections were discounted to present value using a discount rate that takes into consideration market-based rates of return, and then simulated to reflect the ability of the acquired entity to achieve the earnout targets. Such calculated earnout payments were further discounted at our estimated cost of debt, to account for counterparty risk. We note that changes in financial projections, market participant assumptions for revenue growth and/or profitability, or market risk factors, would result in a change in the fair value of recorded earnout obligations.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2021		2022		2023
	(Amounts in thousands)
Revenue	$2,063,257	100.0%	$2,308,098	100.0%	$2,394,706	100.0%
Cost of sales	1,403,824	68.0%	1,502,344	65.1%	1,559,377	65.1%
Gross profit	659,433	32.0%	805,754	34.9%	835,329	34.9%
Selling, general and administrative expenses	449,974	21.8%	540,550	23.4%	634,527	26.5%
Income from operations	209,459	10.2%	265,204	11.5%	200,802	8.4%
Interest expense	3,665	0.2%	3,283	0.2%	53,367	2.2%
Income before income taxes	205,794	10.0%	261,921	11.3%	147,435	6.2%
Income tax provision	50,815	2.5%	63,932	2.7%	37,957	1.6%
Net income	154,979	7.5%	197,989	8.6%	109,478	4.6%
Less: Net income attributable to non-controlling interests	-	0.0%	-	0.0%	196	0.0%
Net income attributable to MarineMax, Inc.	$154,979	7.5%	$197,989	8.6%	$109,282	4.6%

Fiscal Year Ended September 30, 2023, Compared with Fiscal Year Ended September 30, 2022

Revenue. Revenue increased $86.6 million, or 3.8%, to approximately $2.395 billion for the fiscal year ended September 30, 2023 from $2.308 billion for the fiscal year ended September 30, 2022. The increase is due to a net $125.1 million increase from acquisitions that are not eligible for inclusion in the comparable-store base, partially offset by a decrease in manufacturing revenue which is not included in comparable store sales, and by a $38.5 million, or 1.7%, decrease in comparable-store sales. The comparable-store decrease came primarily from decreases in new boat revenue due to softer demand, more seasonal sales trends, and macroeconomic uncertainty.

Gross Profit. Gross profit increased $29.5 million, or 3.7%, to $835.3 million for the fiscal year ended September 30, 2023 from $805.8 million for the fiscal year ended September 30, 2022. Gross profit as a percentage of revenue remained flat at 34.9% for the fiscal year ended September 30, 2023 and for the fiscal year ended September 30, 2022, primarily as a result of the acquisition of IGY Marinas, a higher margin business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $93.9 million, or 17.4%, to $634.5 million for the fiscal year ended September 30, 2023 from $540.6 million for the fiscal year ended September 30, 2022. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure, and acquisitions.

Interest Expense. Interest expense increased $50.1 million to $53.4 million for the fiscal year ended September 30, 2023, from $3.3 million for the fiscal year ended September 30, 2022 as a result of rising interest rates, increased inventory, and increases in long term debt. Interest expense as a percentage of revenue increased to 2.2% for the twelve months ended September 30, 2023 from 0.2% from the twelve months ended September 30, 2022.

Income Taxes. Income tax expense decreased $25.9 million, or 40.5%, to $38.0 million for the fiscal year ended September 30, 2023 from $63.9 million for the fiscal year ended September 30, 2022. Our effective income tax rate increased to 25.7% for the fiscal year ended September 30, 2023, from 24.4% for fiscal year ended September 30, 2022. The increase in the effective income tax rate was primarily a result of reduced taxable income, which increases the impact of permanent tax differences, as well as the acquisition of IGY Marinas’ foreign operations and increases in state tax rates.

Quarterly Data and Seasonality

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories, and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire additional dealers that operate in colder regions of the United States, or other parts of the world, or close retail locations in warm climates.

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

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions. Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances. We cannot predict the length of prevailing economic or financial conditions. We regularly monitor the aging of our inventories and current market trends (including supply chain issues) to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the extent of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of September 30, 2023, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the fiscal year ended September 30, 2023, cash used in operating activities was approximately $222.2 million. For the fiscal years ended September 30, 2022 and 2021, cash provided by operating activities was approximately $76.6 million, and $373.9 million, respectively. For the fiscal year ended September 30, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, and decreases in contract liabilities (customer deposits), partially offset by increases in accounts payable and accrued expenses and other liabilities, our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), accounts payable, accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, partially offset by increases in inventory. For the fiscal year ended September 30, 2021, cash provided by operating activities was primarily related to decreases in inventory, increases in contract liabilities (customer deposits), accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense

For the fiscal years ended September 30, 2023, 2022, and 2021, cash used in investing activities was approximately $576.4 million, $140.5 million, and $161.1 million, respectively. For the fiscal year ended September 30, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment. For the fiscal year ended September 30, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment. For the fiscal year ended September 30, 2021, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from insurance settlements.

For the fiscal years ended September 30, 2023 and 2022, cash provided by financing activities was approximately $770.4 million and $73.1 million, respectively. For the fiscal year ended September 30, 2021, cash used in financing activities was approximately $145.8 million. For the fiscal year ended September 30, 2023, cash provided by financing activities was primarily attributable to proceeds from long-term debt, increased short term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2022, cash provided by financing activities was primarily attributable to increased short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, payments for debt issuance costs, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2021, cash used in financing activities was primarily attributable to net payments for short-term borrowings, which solely consisted of the Floor Plan, purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments, partially offset by proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans.

We are party to the Amended Credit Facility with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto. The Amended Credit Facility provides the Company a line of credit with asset based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit), a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027.

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

Advances under the Floor Plan are initiated by the acquisition of eligible new and used inventory or are re-advanced against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting six months after receiving such advance. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Agreement is primarily the Company’s inventory that is financed through the Amended Credit Agreement and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Agreement

As of September 30, 2023, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt totaled approximately $538.7 million and $391.1 million, respectively. As of September 30, 2023, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.6 million and $1.9 million, respectively. Refer to Note 11 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the impacts on consumer demand of the current supply chain and inventory challenges, inflation, higher interest rates, and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except in the case of possible significant acquisitions.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2023:

	Payments Due by Period Ending September 30,
	Total	Less Than 1 Year (2024)	1-3 Years (2025 and 2026)	3-5 Years (2027 and 2028)	More Than 5 Years (2029 and thereafter)
	(Amounts in thousands)
Short-term borrowings (Floor Plan) (1)	$538,665	$538,665	$—	$—	$—
Long-term debt (2)	$424,899	33,767	67,534	312,173	11,425
Other liabilities (3)	$95,113	5,959	83,454	5,700	—
Operating leases (4)	$335,324	16,182	30,600	27,284	261,258
Total	$1,394,001	$594,573	$181,588	$345,157	$272,683

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $9.2 million, $18.3 million, or $27.5 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of September 30, 2023 and assume no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group, Northrop & Johnson and IGY Marinas have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions not denominated in U.S. dollars are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were approximately 3% of our total revenues in fiscal 2023.

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

Changes in Internal Controls

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as described in the following sentence. On October 1, 2022, we acquired IGY Marinas. As we proceed with integration, we are implementing various accounting processes and internal controls over financial reporting for this reporting subsidiary.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and Chief Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, contains the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2023. The Company acquired IGY Marinas during fiscal 2023. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 IGY Marina's internal control over financial reporting, which represented approximately 12% of total assets and 5% of total revenues included in the Company’s consolidated financial statements as of and for the year ended September 30, 2023.

Our internal control over financial reporting as of September 30, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated November 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired IGY Marinas during 2023. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, IGY Marinas’ internal control over financial reporting associated with 12% of total assets and 5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IGY Marinas.

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

/s/ KPMG LLP

Tampa, Florida
November 17, 2023

Item 9B. Other Information

Insider trading arrangements and policies. During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”). The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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
(3)
Exhibits. See Item 15(b) below.
(b)
Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate. (2)
4.2	Description of Securities. (3)
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (4)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (4)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (4)
10.1(d)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Anthony Cassella. (5)
10.1(e)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Charles Cashman. (5)
10.2*	Amended 2008 Employee Stock Purchase Plan. (6)
10.3*	2011 Stock-Based Compensation Plan. (7)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (8)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (9)
10.4*	2021 Stock-Based Compensation Plan. (10)
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (18)
10.6	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (15)
10.7	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (11)
10.7(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (12)
10.7(b)	Sea Ray Sales and Service Agreement. (9)
10.7(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.8 #	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (13)
10.8(a) #

Amended and Restated Loan and Security Agreement, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (3)

10.8(b) #	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (13)

Exhibit Number	Exhibit
10.8(c) #

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
10.13 #

Equity Purchase Agreement dated October 1, 2020, by and among Skipper Marine Holdings, Inc., SSY Holdings, Inc., Michael J. Pretasky, Sr., Michael John Pretasky, Jr. 2014 Trust, Mark Ellerbrock, and Robert Ross Tefft, Jr., Michael J. Pretasky, Jr., and MarineMax, Inc. (18)

10.14 #

Stock Purchase Agreement, dated May 2, 2021, by and between Kenneth C. Stock, Georgia Stock and the Kenneth C. Stock and Georgia Stock 2020 Trust; Kenneth C. Stock, as the representative of the Sellers; and MarineMax Products, Inc. (19)

10.15 #	Securities Purchase Agreement, dated August 8, 2022, among MarineMax, Inc., MarineMax East, Inc., Island Global Yachting LLC, Island Marina Holdings LLC, Island Marinas Subsidiary Corp. (20)
10.16 #

Credit Agreement, dated August 8, 2022, among MarineMax, Inc., Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto. (21)

10.17 #

First Amendment and Consent to Credit Agreement, dated June 15, 2023, by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent. (22)

10.18 #

Second Amendment to Credit Agreement, Incremental Amendment and Floor Plan Increase, dated July 12, 2023, among MarineMax, Inc., Manufacturers and Traders Trust Company as Administrative Agent, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto.

21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	MarineMax Inc. Clawback Policy
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions where applicable.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

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

(20)
Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2022, as filed on November 18, 2022.
(21)
Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2022, as filed on November 18, 2022.
(22)
Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 20, 2023, as filed on July 27, 2023.
(c)
Financial Statement Schedules

(1)
See Item 15(a) above.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: November 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer and President (Principal Executive Officer)	November 17, 2023
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	November 17, 2023
Michael H. McLamb

/s/ William H. McGill Jr.	Executive Chairman of the Board,	November 17, 2023
William H. McGill Jr.	Director

/s/ Clint Moore	Lead Independent Director
Clint Moore		November 17, 2023

/s/ George E. Borst	Director	November 17, 2023
George E. Borst

/s/ Hilliard M. Eure III
Hilliard M. Eure III	Director	November 17, 2023

/s/ Evelyn Follit	Director	November 17, 2023
Evelyn Follit

/s/ Adam M. Johnson	Director	November 17, 2023
Adam M. Johnson

/s/ Charles R. Oglesby	Director	November 17, 2023
Charles R. Oglesby

/s/ Mercedes Romero	Director	November 17, 2023
Mercedes Romero

/s/ Joseph A. Watters
Joseph A. Watters	Director	November 17, 2023

/s/ Rebecca White	Director	November 17, 2023
Rebecca White

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Fair value measurement of marina properties acquired

As discussed in Note 9 to the consolidated financial statements, the Company recorded property and equipment of $240.2 million as part of its acquisition of IGY Marinas (IGY). The property and equipment acquired included marina properties, which consist primarily of docks and dredging improvements. Management estimated the fair value of the marina properties using the replacement cost method based on assumptions of replacement cost for new, and similar assets.

We identified the evaluation of the fair value measurement of the marina properties acquired in the IGY acquisition as a critical audit matter. Specifically, the evaluation of the replacement cost assumptions used to determine the fair value of the docks and dredging improvements required subjective auditor judgement. Specialized skills and knowledge were required to evaluate the replacement cost assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s valuation of the marina properties, including controls over determination of the appropriate historical and external replacement cost data for docks and dredging improvements. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
assessing the reasonableness of the Company’s estimated replacement cost assumptions by comparing each assumption to historical costs, external industry publication of construction costs, and vendor quotes
•
evaluating the relevance and reliability of historical costs, external industry publication of construction costs, and vendor quotes.

Fair value measurement of contingent consideration liability

As discussed in Note 4 and 9 to the consolidated financial statements, the Company recorded a contingent consideration liability of $67.7 million as part of the acquisition of IGY Marinas (IGY). Management estimated the fair value of the contingent consideration using a Monte Carlo simulation analysis based primarily on the assumption of projected net operating income growth rates of IGY. The projected net operating income growth rate assumption was developed using data on recent historical net operating income growth and projections made during due diligence with assistance from a third-party specialist.

We identified the fair value measurement of the contingent consideration liability created from the IGY acquisition as a critical audit matter. Specifically, a high degree of subjective auditor judgement was required to evaluate the projected net operating income growth assumption which was sensitive to changes in those assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation of the contingent consideration liability, including controls related to the determination of the assumption listed above. We assessed the reasonableness of the Company’s forecasted net operating income of the contingent consideration by comparing the forecast to (1) the IGY’s recent historical net operating income and (2) the due diligence projections. We assessed the relevance and reliability of historical net operating income and the due diligence projections, and compared the due diligence projections for the pre-acquisition period to actual performance in order to assess management’s ability to forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

November 17, 2023

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2022	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,274	$201,456
Accounts receivable, net	50,287	85,780
Inventories	454,359	812,830
Prepaid expenses and other current assets	21,077	23,110
Total current assets	753,997	1,123,176
Property and equipment, net	246,011	527,552
Operating lease right-of-use assets, net	96,837	138,785
Goodwill	235,585	559,820
Other intangible assets, net	10,886	39,713
Other long-term assets	9,455	32,259
Total assets	$1,352,771	$2,421,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,342	$71,706
Contract liabilities (customer deposits)	144,427	81,700
Accrued expenses	89,402	112,746
Short-term borrowings (Floor Plan)	132,026	537,060
Current maturities on long-term debt	2,882	33,767
Current operating lease liabilities	9,693	10,070
Total current liabilities	412,772	847,049
Long-term debt, net of current maturities	45,301	389,231
Noncurrent operating lease liabilities	89,657	123,789
Deferred tax liabilities, net	15,401	56,927
Other long-term liabilities	6,974	85,892
Total liabilities	570,105	1,502,888
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2022 and 2023	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 28,939,846 and 29,374,724 shares issued and 21,672,825 and 22,107,703 shares outstanding as of September 30, 2022 and 2023, respectively	29	29
Additional paid-in capital	303,432	323,218
Accumulated other comprehensive (loss) income	(2,806)	1,303
Retained earnings	630,667	739,949
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2022 and 2023	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	782,666	915,843
Non-controlling interests	—	2,574
Total shareholders’ equity	782,666	918,417
Total liabilities and shareholders’ equity	$1,352,771	$2,421,305

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2021	2022	2023
Revenue	$2,063,257	$2,308,098	$2,394,706
Cost of sales	1,403,824	1,502,344	1,559,377
Gross profit	659,433	805,754	835,329
Selling, general and administrative expenses	449,974	540,550	634,527
Income from operations	209,459	265,204	200,802
Interest expense	3,665	3,283	53,367
Income before income tax provision	205,794	261,921	147,435
Income tax provision	50,815	63,932	37,957
Net income	154,979	197,989	109,478
Less: Net income attributable to non-controlling interests	—	—	$196
Net income attributable to MarineMax, Inc.	$154,979	$197,989	$109,282
Basic net income per common share	$7.04	$9.12	$5.00
Diluted net income per common share	$6.78	$8.84	$4.87
Weighted average number of common shares used in computing net income per common share:
Basic	22,010,130	21,706,225	21,852,425
Diluted	22,859,498	22,399,209	22,429,381

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2021	2022	2023
Net income	$154,979	$197,989	$109,478

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(300)	(4,476)	4,377
Interest rate swap contract	119	1,022	(98)
Total other comprehensive (loss) income, net of tax	(181)	(3,454)	4,279

Comprehensive income	154,798	194,535	113,757
Less: comprehensive income attributable to non-controlling interests	—	—	366
Comprehensive income attributable to MarineMax, Inc.	$154,798	$194,535	$113,391

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Accumulated
			Additional	Other				Total
	Common Stock Issued		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2020	28,130,312	$28	$280,436	$829	$277,699	$(103,595)	$-	$455,397
Net income	—	—	—	—	154,979	—	—	154,979
Purchase of treasury stock	—	—	—	—	—	(23,769)	—	(23,769)
Shares issued pursuant to employee stock purchase plan	121,984	—	1,578	—	—	—	—	1,578
Shares issued upon vesting of equity awards, net of minimum tax withholding	254,521	1	(3,910)	—	—	—	—	(3,909)
Shares issued upon exercise of stock options	77,079	—	1,048	—	—	—	—	1,048
Stock-based compensation	4,967	—	9,749	—	—	—	—	9,749
Other comprehensive loss	—	—	—	(181)	—	—	—	(181)
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$-	$594,892
Net income	—	—	—	—	197,989	—	—	197,989
Purchase of treasury stock	—	—	—	—	—	(21,292)	—	(21,292)
Shares issued pursuant to employee stock purchase plan	52,232	—	1,945	—	—	—	—	1,945
Shares issued upon vesting of equity awards, net of minimum tax withholding	262,449	—	(3,681)	—	—	—	—	(3,681)
Shares issued upon exercise of stock options	32,500	—	254	—	—	—	—	254
Stock-based compensation	3,802	—	16,013	—	—	—	—	16,013
Other comprehensive loss	—	—	—	(3,454)	—	—	—	(3,454)
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	109,282	—	196	109,478
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	92,900	—	2,346	—	—	—	—	2,346
Shares issued upon vesting of equity awards, net of minimum tax withholding	331,431	—	(4,224)	—	—	—	—	(4,224)
Shares issued upon exercise of stock options	3,000	—	7	—	—	—	—	7
Stock-based compensation	7,547	—	21,657	—	—	—	—	21,657
Other comprehensive income	—	—	—	4,109	—	—	170	4,279
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2021	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,979	$197,989	$109,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,606	19,418	41,032
Deferred income tax provision, net of effects of acquisitions	4,759	2,149	23,059
Loss (gain) from hurricane	—	4,800	(933)
Gain on sale of property and equipment	—	(108)	(354)
Gain on previously held equity investment upon acquisition of the entire business	—	—	(5,129)
Proceeds from insurance settlements	941	—	—
Stock-based compensation expense	9,749	16,013	21,657
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(627)	(563)	(30,977)
Inventories	139,833	(198,018)	(351,753)
Prepaid expenses and other assets	(1,862)	(4,259)	254
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(16,128)	7,358	24,043
Contract liabilities (customer deposits)	60,960	26,273	(65,617)
Accrued expenses and other liabilities	5,671	5,543	13,005
Net cash provided by (used in) operating activities	373,881	76,595	(222,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,125)	(58,456)	(65,408)
Proceeds from insurance settlements	1,099	—	3,440
Cash used in acquisition of businesses, net of cash acquired	(134,205)	(83,198)	(516,794)
Proceeds from investments	—	2,250	2,143
Purchases of investments	(2,250)	(1,750)	(2,486)
Proceeds from sale of property and equipment and assets held for sale	350	703	2,740
Net cash used in investing activities	(161,131)	(140,451)	(576,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on short-term borrowings (Floor Plan)	(162,655)	107,798	404,708
Proceeds from long-term debt	46,375	—	400,000
Payments for long-term debt	(2,404)	(2,902)	(25,272)
Payments for debt issuance costs	(1,081)	(3,145)	—
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	2,626	2,199	2,353
Contingent acquisition consideration payments	(2,640)	(4,950)	(8,340)
Payments on tax withholdings for equity awards	(2,196)	(4,644)	(3,045)
Purchase of treasury stock	(23,769)	(21,292)	—
Net cash (used in) provided by financing activities	(145,744)	73,064	770,404
Effect of exchange rate changes on cash	(307)	(3,126)	1,378
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	66,699	6,082	(26,818)
CASH AND CASH EQUIVALENTS, beginning of year	155,493	222,192	228,274
CASH AND CASH EQUIVALENTS, end of year	$222,192	$228,274	$201,456
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,452	$2,592	$51,974
Income taxes	53,356	64,843	30,034
Non-cash items:
Accrued tax withholdings upon vesting of equity awards	2,866	1,903	3,082
Contingent consideration liabilities from acquisitions	10,640	7,350	77,380

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of September 30, 2023, we have 130 locations worldwide, including 79 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2023, we own or operate 66 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 24% of our revenue in fiscal 2023. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 11% and 11%, respectively, of our revenue in fiscal 2023. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 11% of our revenue in fiscal 2023. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 51% and 53% of our dealership revenue during fiscal 2021, 2022, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017 and Hurricane Ian in 2022, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2023.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2022 and 2023, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $5.3 million as of September 30, 2022 and September 30, 2023, respectively.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $94.9 million recorded as of September 30, 2021 were recognized in revenue during the fiscal year ended September 30, 2022. Total contract liabilities of approximately $126.1 million recorded as of September 30, 2022 were recognized in revenue during the fiscal year ended September 30, 2023.

We recognize revenue from service operations and slip and storage rentals over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition by reportable segment for the fiscal years ended September 30,

	Retail Operations			Product Manufacturing
	2021	2022	2023	2021	2022	2023
Goods and services transferred at a point in time	91.6%	90.9%	87.2%	100.0%	100.0%	100.0%
Goods and services transferred over time	8.4%	9.1%	12.8%	—	—	—
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the fiscal years ended September 30,

	2023
	Retail Operations	Product Manufacturing	Total
New boat sales	67.3%	95.8%	68.7%
Used boat sales	8.3%	2.8%	7.9%
Maintenance and repair services	4.6%	—	4.4%
Storage and charter rentals	7.1%	—	6.7%
Finance and insurance products	2.9%	—	2.8%
Parts and accessories	4.9%	0.8%	4.7%
Brokerage sales	4.9%	0.6%	4.8%
Revenue	100.0%	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022
	Retail Operations	Product Manufacturing	Total
New boat sales	71.9%	95.0%	73.2%
Used boat sales	7.7%	3.8%	7.3%
Maintenance and repair services	4.7%	—	4.1%
Storage and charter rentals	3.0%	—	3.3%
Finance and insurance products	3.1%	—	3.0%
Parts and accessories	3.5%	0.7%	3.3%
Brokerage sales	6.1%	0.5%	5.8%
Revenue	100.0%	100.0%	100.0%

	2021
	Retail Operations	Product Manufacturing	Total
New boat sales	70.3%	98.8%	70.5%
Used boat sales	11.0%	—	10.9%
Maintenance and repair services	4.1%	—	4.1%
Storage and charter rentals	3.0%	—	3.0%
Finance and insurance products	2.7%	—	2.7%
Parts and accessories	3.2%	1.2%	3.2%
Brokerage sales	5.7%	—	5.6%
Revenue	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	2021	2022	2023
	(Amounts in thousands)
Marina/storage locations	$127,558	$143,189	$265,847
Locations without marina/storage	82,934	103,102	114,353
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$210,492	$246,291	$380,200

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2023.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $14.8 million, $25.8 million and $36.0 million, net of related co-op assistance, which was not material to the consolidated financial statements, for the fiscal years ended September 30, 2021, 2022, and 2023, respectively.

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

3. NEW ACCOUNTING PRONOUNCEMENTS:

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. We plan to adopt ASU 2022-04 in fiscal 2024. We expect the adoption of ASU 2022-04 will have an immaterial impact on the Company’s consolidated financial statements.

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

	2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,409	$—	$1,409
Liabilities:
Contingent consideration liabilities	$—	$—	$86,059	$86,059

	2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,528	$—	$1,528
Liabilities:
Contingent consideration liabilities	$—	$—	$15,207	$15,207

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2022, and 2023.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	September 30, 2023
Earnout projected growth (including net operating income)	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $6.4 million and $80.7 million as of September 30, 2022 and September 30, 2023, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the fiscal the years ended September 30, 2022 and 2023:

Contingent Consideration Liabilities
(Amounts in thousands)
Balance as of September 30, 2021	$12,364
Additions from business acquisitions	7,350
Settlement of contingent consideration liabilities	(5,500)
Change in fair value and net present value of contingency	993
Balance as of September 30, 2022	$15,207
Additions from business acquisitions	77,380
Settlement of contingent consideration liabilities	(8,900)
Change in fair value and net present value of contingency	2,372
Balance as of September 30, 2023	$86,059

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of September 30,

	2022		2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,355	$6,403	$6,027	$5,907
Mortgage facility payable to Seacoast National Bank	16,681	17,098	17,223	16,735
Mortgage facility payable to Hancock Whitney Bank	24,977	25,192	24,171	23,279
Term loan payable to M&T Bank	—	—	379,650	377,500

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable are presented net of an allowance for expected credit losses. The allowance for expected credit losses, which was not material to the consolidated financial statements as of September 30, 2022 or 2023, was based on our consideration of past collection experience, current information, and reasonable and supportable forecasts.

Accounts receivable, net consisted of the following as of September 30,

	2022	2023
	(Amounts in thousands)
Trade receivables, net	$41,215	$70,752
Amounts due from manufacturers	7,826	13,555
Other receivables	1,246	1,473
Accounts receivable, net	$50,287	$85,780

6. INVENTORIES:

Inventories consisted of the following as of September 30,

	2022	2023
	(Amounts in thousands)
New and used boats, motors, and trailers	$272,422	$625,287
In transit inventory and deposits	117,268	115,879
Parts, accessories, and other	17,143	18,712
Work-in-process	21,691	22,340
Raw materials	25,835	30,612
Inventories	$454,359	$812,830

7. PROPERTY AND EQUIPMENT:

Property and equipment, net consisted of the following as of September 30,

	2022	2023
	(Amounts in thousands)
Land	$80,312	$124,605
Buildings and improvements	179,162	413,688
Machinery and equipment	70,445	100,517
Furniture and fixtures	6,523	8,153
Vehicles	20,843	24,848
Gross property and equipment	357,285	671,811
Less: accumulated depreciation and amortization	(111,274)	(144,259)
Property and equipment, net	$246,011	$527,552

Depreciation expense on property and equipment, which includes amounts allocated to cost of sales, totaled approximately $13.9 million, $16.7 million, and $32.3 million, for the fiscal years ended September 30, 2021, 2022, and 2023, respectively.

8. LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

boats for our yacht charter business. As of September 30, 2023, the weighted-average remaining lease term for our leases was approximately 21 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Consolidated Balance Sheets. For the fiscal years ended September 30, 2021, 2022, and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $24.1 million, $23.5 million, and $30.4 million, of which approximately $0.7 million, $0.6 million, and $0.7 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2023, the weighted-average discount rate used was approximately 6.4%.

As of September 30, 2023, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2024	$16,182
2025	15,997
2026	14,603
2027	14,061
2028	13,223
Thereafter	261,258
Total lease payments	335,324
Less: interest	(201,465)
Present value of lease liabilities	$133,859

The following table sets forth supplemental cash flow information related to leases for the fiscal years ended September 30,

	2021	2022	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,917	$16,039	$17,474
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$74,097	$4,588	$42,488

The Company reports the amortization of ROU assets and the change in operating lease liabilities on a net basis in accrued expenses and other liabilities in the accompanying Consolidated Statements of Cash Flows.

Lessor

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations:

	2022	2023
	(Amounts in thousands)
Operating leases:
Operating lease income	$1,285	$9,780
Variable lease income	843	526
Total rental income	$2,128	$10,306

As of September 30, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2024	$8,553
2025	5,600
2026	4,132
2027	3,113
2028	1,506
Thereafter	42
Total lease payments	$22,946

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction Company based on Central Florida's Gulf Coast. These acquisitions were purchased for an aggregate consideration of approximately $49.0 million (net of cash acquired of $0.1 million), including estimated contingent consideration of $9.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $1.9 million; and total goodwill recognized was approximately $26.8 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $13.6 million of goodwill related to these acquisitions is deductible for tax purposes.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate purchase price of $480 million subject to certain customary closing and post-closing adjustments, and net working capital adjustments including certain holdbacks. In addition, the former equity owners of IGY Marinas (“IGY Sellers”) have the opportunity to earn additional consideration as part of a contingent consideration arrangement subject to the achievement of certain performance metrics. The maximum amount of consideration that can be paid under the contingent consideration arrangement is $100.0 million. The fair value of $67.7 million of the contingent consideration arrangement was estimated with the assistance of a third-party valuation expert by applying an income valuation approach and is included in other long-term liabilities. The earnout was estimated based on certain performance metrics as a base scenario (among other assumptions) subject to a Monte Carlo simulation. The IGY Sellers are subject to certain customary post-closing covenants and indemnities. The acquisition of IGY Marinas expands the Company’s marina footprint and superyacht services offerings and strengthens its position as the global leader in superyacht and luxury marina destinations in the Americas, the Caribbean, Europe, and Asia.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid for IGY Marinas and the allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in thousands)
Consideration:
Cash purchase price and net working capital adjustments, net of cash acquired of $28,075	$482,997
Contingent consideration arrangement	67,700
Noncontrolling interests in consolidated subsidiaries	2,208
Fair value of total consideration transferred	$552,905

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net working capital, net of cash acquired of $28,075	(22,880)
Property and equipment	240,190
Operating lease right-of-use assets	39,720
Intangible assets	30,446
Equity method investments	14,098
Other long-term assets	6,973
Operating lease liabilities	(29,416)
Other liabilities	(1,301)
Deferred tax liabilities, net	(18,467)
Total identifiable net assets acquired:	259,363
Goodwill	$293,542
Total	$552,905

The fair value of current assets acquired includes accounts receivable and other current assets of approximately $4.5 million and $4.1 million, respectively. The fair value of current liabilities assumed includes contract liabilities of approximately $13.3 million, tax contingency reserves of approximately $8.5 million and accrued expenses of approximately $6.4 million. We recorded approximately $293.5 million in goodwill and approximately $30.4 million of other identifiable intangibles, composed of indefinite-lived trade names and customer relationships, in connection with the IGY Marinas acquisition. The goodwill represents the assembled workforce, our enhanced geographic reach, and global brand infrastructure. Goodwill of approximately $193.3 million is expected to be deductible for tax purposes. As of the acquisition date, the customer relationships have a weighted average useful life of approximately 4.5 years and the trade name has an indefinite useful life. For the fiscal years ended 2022 and 2023, IGY Marinas revenue was approximately $96.8 and $112.4 million, respectively. For the fiscal year ended 2022, IGY Marinas loss before taxes was approximately $5.6 million. For the fiscal year ended 2023, IGY Marinas income before taxes was approximately $18.1 million. Income before taxes does not include parent level corporate costs. Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total notes receivable balance of approximately $6.3 million as of September 30, 2023.

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

In July 2021, we purchased Nisswa Marine, Inc. a full-service dealer located in Nisswa, Minnesota. Goodwill and other intangible assets associated with the Nisswa Marine acquisition was approximately $15.3 million.

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

The fair value of current assets acquired includes accounts receivable and inventory of approximately $3.1 million and $26.2 million, respectively. The fair value of current liabilities assumed includes short-term borrowings of approximately $11.7 million, accrued expenses of approximately $10.3 million, and accounts payable of approximately $3.0 million. The intangible assets acquired include the trade name and customer relationships. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The majority of the goodwill is expected to be deductible for tax purposes. The customer relationships have a weighted average useful life of approximately 2.0 years. The trade name has an indefinite life. Our results for fiscal 2021 include results from Cruisers Yachts between May 2, 2021 and September 30, 2021. Refer to Note 21 for disclosure of the revenues and income from operations. We have not disclosed the pro forma effect of Cruisers Yachts’ financial information for fiscal 2020 and prior to acquisition on May 2, 2021, because Cruisers Yachts’ historical monthly internal accounting and reporting processes and practices would not provide complete information sufficient for the purposes of this pro forma disclosure.

In total, goodwill and other intangible assets increased, primarily due to acquisitions, by $45.3 million and $353.1 million, for the fiscal years ended September 30, 2022 and 2023, respectively. These acquisitions have resulted in the recording of goodwill for tax purposes of $10.5 million and $216.0 million, for the fiscal years ended September 30, 2022 and 2023, respectively. Current and previous acquisitions have resulted in the recording of $235.6 million and $559.8 million in goodwill and $10.9 million and $39.7 million in other intangible assets as of September 30, 2022 and 2023, respectively.

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

The following table sets forth the changes in carrying amount of goodwill by reportable segment for the fiscal years ended September 30, 2022 and 2023:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2021	$155,429	$40,134	$195,563
Goodwill acquired	14,035	28,900	42,935
Foreign currency translation	(2,913)	—	(2,913)
Balance as of September 30, 2022	$166,551	$69,034	$235,585
Goodwill acquired	321,166	—	321,166
Foreign currency translation	3,069	—	3,069
Balance as of September 30, 2023	$490,786	$69,034	$559,820

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net, at September 30, consisted of the following:

	2022	2023
	(Amounts in thousands)
Trade names — indefinite-lived	$7,736	$17,712
Other intangible assets, primarily customer relationships	5,948	25,929
	13,684	43,641
Less: accumulated amortization	(2,798)	(3,928)
Intangible assets, net	$10,886	$39,713

The following table sets forth the aggregate amortization expense for each of the five succeeding fiscal years:

(Amounts in thousands)
2024	$7,708
2025	7,261
2026	5,083
2027	3,698
2028	15
Total	$23,765

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of September 30,

	2022	2023
	(Amounts in thousands)
Payroll accruals	$41,413	$43,273
Customer and storage accruals	18,095	28,829
Sales and other taxes payable	5,930	9,673
Other accruals	23,964	30,971
Accrued expenses	$89,402	$112,746

11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability ( the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of September 30, 2023, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $88 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of September 30, 2023, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provides the Company short-term borrowing (the "2022 Floor Plan") in the form of a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Agreement also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. The New Credit Facility was replaced by the Amended Credit Facility in July 2023.

As of September 30, 2023, our outstanding short term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $538.7 million. As of September 30, 2023, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.6 million. As of September 30, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $135.1 million, and included unamortized debt issuance costs of approximately $3.1 million.

As of September 30, 2022 and 2023, the interest rate on the outstanding short-term borrowings, which solely consisted of the 2022 Floor Plan and Floor Plan, was approximately 6.0% and 8.8%, respectively. As of September 30, 2023, our additional available borrowings under our Amended Credit Facility were approximately $8.5 million based upon the outstanding borrowing base availability. As of September 30, 2023, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of September 30, 2023, we had approximately $12 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. However, we rely on our Amended Credit Agreement to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our Amended Credit Agreement also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital, experience excessive volumes of borrowing requests from others during a short period of time or otherwise experience liquidity issues of their own as other lending institutions have recently experienced. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our Amended Credit Agreement to fund our operations. Any inability to utilize our Amended Credit Agreement could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

The below table summarizes the Company’s long-term debt.

September 30, 2023
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,907
Mortgage facility payable to Seacoast National Bank bearing interest at 7.88% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	16,735
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	23,279
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $22.7 million at September 30, 2023.	—
Term loan payable to M&T Bank bearing interest at 6.83% as of September 30, 2023. Requires quarterly principal and interest payments. Facility matures in August 2027.	377,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.08%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,478
Total long-term debt	424,899
Less: current portion	(33,767)
Less: unamortized portion of debt issuance costs	(1,901)
Long-term debt, net current portion and unamortized debt issuance costs	$389,231

September 30, 2022
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 5.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$6,403
Mortgage facility payable to Seacoast National Bank bearing interest at 5.63% (greater of 3.00% or prime minus 62.5 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $6.0 million due September 2031.	17,098
Mortgage facility payable to Hancock Whitney Bank bearing interest at 5.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	25,192
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 6.00% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $24.5 million at September 30, 2022.	—
Total long-term debt	48,693
Less: current portion	(2,882)
Less: unamortized portion of debt issuance costs	(510)
Long-term debt, net current portion and unamortized debt issuance costs	$45,301

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the aggregate maturities of long-term debt by fiscal year are summarized as follows:

(Amounts in thousands)
2024	$33,767
2025	33,767
2026	33,767
2027	295,190
2028	16,983
Thereafter	11,425
Total long-term debt	$424,899

12. INCOME TAXES:

Income before income tax provision consisted of the following components for the fiscal years ended September 30,

	2021	2022	2023
	(Amounts in thousands)
Income before income tax provision:
United States	$202,643	$254,052	$130,535
Other	3,151	7,869	16,900
Total	$205,794	$261,921	$147,435

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2021	2022	2023
	(Amounts in thousands)
Current provision:
Federal	$38,028	$49,380	$9,315
Foreign	1,516	1,739	3,204
State	6,527	11,004	2,307
Total current provision	$46,071	$62,123	$14,826
Deferred provision:
Federal	$4,201	$1,650	$18,723
Foreign	—	—	—
State	543	159	4,408
Total deferred provision	4,744	1,809	23,131
Total income tax provision	$50,815	$63,932	$37,957

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2021	2022	2023
Federal tax provision	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.7%	3.4%	3.6%
Stock-based compensation	(0.7)%	(0.6)%	(0.2)%
Valuation allowance	—	—	—
Foreign rate differential	0.1%	—	0.2%
US tax on foreign earnings	—	—	1.4%
Equity Investment	—	—	(0.9)%
Other	0.6%	0.6%	0.6%
Effective tax rate	24.7%	24.4%	25.7%

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

	2022	2023
	(Amounts in thousands)
Deferred tax assets:
Inventories	$831	$1,010
Operating lease liabilities	23,323	31,103
Accrued expenses	889	1,069
Stock-based compensation	4,147	5,508
Interest deductions	—	2,413
US tax effect of foreign taxes	—	4,908
Tax loss carryforwards	599	2,919
Other	1,154	1,826
Valuation Allowance	—	(556)
Total long-term deferred tax assets	$30,943	$50,200
Deferred tax liabilities:
Depreciation and amortization	(22,369)	(69,904)
Operating lease right-of-use assets	(22,733)	(31,392)
Equity method investments	—	(3,835)
Other	(1,242)	(1,996)
Total long-term deferred tax liabilities	$(46,344)	$(107,127)
Net deferred tax liabilities	$(15,401)	$(56,927)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2022, we have no available taxable income in prior carryback years and have not identified prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon the reversal of existing deferred tax liabilities and generating future taxable income. It is more likely than not that we will generate sufficient taxable income to realize the deferred tax asset not offset by reversing deferred tax liabilities.

As of September 30, 2023, the Company has NOL carryforwards of approximately $7.8 million and $7.3 million for state and foreign income tax purposes, respectively, which resulted in a deferred tax asset of $2.9 million, and expire at various dates beginning in 2024.

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

As of September 30, 2022 and 2023, we had approximately $5.8 million of gross unrecognized tax benefits. The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2022 and 2023 is as follows:

	2022	2023
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$—	$—
Increases in tax positions for prior years	—	5,837
Decreases in tax positions for prior years	—	(4)
Unrecognized tax benefits at the end of the year	$—	$5,833

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2022 and 2023, interest and penalties represented approximately $1.4 million of the gross unrecognized tax benefits.

We are subject to tax by federal, state, and foreign taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2020, we are not subject to assessments prior to the 2017 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2018 calendar year for the majority of the foreign jurisdictions.

13. SHAREHOLDERS’ EQUITY:

In March 2020, our Board of Directors approved a new share repurchase plan allowing the Company to repurchase up to 10 million shares of our common stock through March 2022. The share repurchase plan was subsequently extended in March 2022 through March 2024. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2023 we had purchased an aggregate of 7,267,021 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $148.7 million. As of September 30, 2023, approximately 8.9 million shares remained available for future purchases under the share repurchase program.

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

Stock-based compensation expense recorded in selling, general, and administrative expenses was approximately $9.7 million, $16.0 million, and $21.7 million, for the fiscal years ended September 30, 2021, 2022, and 2023, respectively.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2021, 2022 and 2023 was approximately $2.6 million, $2.2 million, and $2.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity from our incentive stock plans from September 30, 2022 through September 30, 2023:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2022	1,536,094	62,750	$893	$17.62	2.3
Shares authorized	1,300,000	—		—
Options granted	(5,000)	5,000		31.20	2.0
Options cancelled/forfeited/expired	10,000	(10,000)		7.48
Options exercised	—	(3,000)		13.06
Restricted stock awards granted	(825,573)	—		—
Restricted stock awards forfeited	20,445	—		—
Additional shares of stock issued	(51,378)	—		—
Balance as of September 30, 2023	1,984,588	54,750	$746	$20.96	2.5
Exercisable as of September 30, 2023		51,416	$705	$20.30	2.1

No options were granted during the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2023, 5,000 options were granted. The total intrinsic value of options exercised during the fiscal years ended September 30, 2021, 2022 and 2023 was approximately $1.8 million, $1.4 million, and $0.1 million, respectively.

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2021	2022	2023
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.1%	0.7%	4.4%
Volatility	69.6%	49.0%	47.1%
Expected life	Six months	Six months	Six months

As of September 30, 2023, we had issued 1,284,679 shares of common stock under our Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes restricted stock award activity from September 30, 2022 through September 30, 2023:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2022	934,517	$35.23
Changes during the period:
Awards granted	825,573	$32.16
Awards vested	(398,494)	$29.75
Awards forfeited	(20,445)	$31.98
Non-vested balance as of September 30, 2023	1,341,151	$35.02

As of September 30, 2023, we had approximately $25.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.9 years.

18. NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share for the fiscal years ended September 30,

	2021	2022	2023
Weighted average common shares outstanding used in calculating basic net income per share	22,010,130	21,706,225	21,852,425
Effect of dilutive options and non-vested restricted stock awards	849,368	692,984	576,956
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,859,498	22,399,209	22,429,381

For the fiscal years ended September 30, 2021, 2022, and 2023 there were 1,619, 71,976 and 10,963 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2023, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit and surety bonds for our insurance carriers in the amount of $2.0 million relating primarily to retained risk on our workers compensation claims. In connection with our equity investment in Cannes, France, we maintain standby letters of credit of approximately $12.0 million.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 21 years of age. Under the Plan, we matched 50% of participants’

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributions, up to a maximum of 6% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $5.0 million, $6.1 million, and $7.1 million for the fiscal years ended September 30, 2021, 2022 and 2023, respectively.

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

Retail Operations. The Retail Operations segment includes the sale of new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales; and we offer yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. We also maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world through IGY Marinas, which is also included in this segment. The Retail Operations segment includes the majority of all corporate costs.

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

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the fiscal years ended September 30,

	2021	2022	2023
	(Amounts in thousands)
Depreciation:
Retail Operations	$13,821	$16,577	$28,172
Product Manufacturing	32	131	4,138
Depreciation	$13,853	$16,708	$32,310
Amortization:
Retail Operations	$1,429	$857	$7,096
Product Manufacturing	324	1,853	1,626
Amortization	$1,753	$2,710	$8,722

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the fiscal years ended September 30,

	2021	2022	2023
	(Amounts in thousands)
Revenue:
Retail Operations	$2,043,613	$2,212,922	$2,294,362
Product Manufacturing	44,000	176,273	222,289
Elimination of intersegment revenue	(24,356)	(81,097)	(121,945)
Revenue	$2,063,257	$2,308,098	$2,394,706
Income from operations:
Retail Operations	$207,034	$249,186	$192,487
Product Manufacturing	6,940	20,258	23,420
Intersegment adjustments	(4,515)	(4,240)	(15,105)
Income from operations	$209,459	$265,204	$200,802

22. RELATED PARTIES:

Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total notes receivable balance of approximately $6.3 million as of September 30, 2023.

In October 2020 we acquired Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s") and retained the previous management of SkipperBud’s. As a result of the acquisition, certain SkipperBud’s locations were leased by MarineMax from the SkipperBud’s sellers and management. Total lease payments to the management of SkipperBud’s were approximately $5.7 million for fiscal years 2022 and 2023.