Form 10-Q
period 2023-12-31
MARINEMAX INC
filed 2024-01-25
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on January 22, 2024 was 22,299,588.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2023
Revenue	$507,927	$527,274
Cost of sales	321,030	351,793
Gross profit	186,897	175,481

Selling, general, and administrative expenses	150,397	156,482
Income from operations	36,500	18,999

Interest expense	9,484	18,365
Income before income tax provision (benefit)	27,016	634

Income tax provision (benefit)	7,029	(211)
Net income	19,987	845

Less: Net income (loss) attributable to non-controlling interests	297	(85)
Net income attributable to MarineMax, Inc.	$19,690	$930

Basic net income per common share	$0.91	$0.04

Diluted net income per common share	$0.89	$0.04

Weighted average number of common shares used in computing net income per common share:

Basic	21,756,165	22,196,141
Diluted	22,223,173	22,809,017

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2023
Net income	$19,987	$845

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,086	3,226
Interest rate swap contract	(69)	(286)
Total other comprehensive income, net of tax	5,017	2,940

Comprehensive income	25,004	3,785
Less: comprehensive income attributable to non-controlling interests	498	267
Comprehensive income attributable to MarineMax, Inc.	$24,506	$3,518

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,456	$210,323
Accounts receivable, net	85,780	94,601
Inventories	812,830	876,233
Prepaid expenses and other current assets	23,110	24,864
Total current assets	1,123,176	1,206,021
Property and equipment, net of accumulated depreciation of $144,259 and $148,110	527,552	532,492
Operating lease right-of-use assets, net	138,785	140,785
Goodwill	559,820	575,850
Other intangible assets, net	39,713	38,958
Other long-term assets	32,259	32,401
Total assets	$2,421,305	$2,526,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,706	$43,957
Contract liabilities (customer deposits)	81,700	74,636
Accrued expenses	112,746	112,417
Short-term borrowings (Floor Plan)	537,060	664,858
Current maturities on long-term debt	33,767	33,766
Current operating lease liabilities	10,070	10,372
Total current liabilities	847,049	940,006
Long-term debt, net of current maturities	389,231	380,972
Noncurrent operating lease liabilities	123,789	125,550
Deferred tax liabilities, net	56,927	57,939
Other long-term liabilities	85,892	87,469
Total liabilities	1,502,888	1,591,936
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2023	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 29,374,724 and 29,565,039 shares issued and 22,107,703 and 22,298,018 shares outstanding as of September 30, 2023 and December 31, 2023, respectively	29	29
Additional paid-in capital	323,218	328,955
Accumulated other comprehensive income	1,303	3,891
Retained earnings	739,949	740,879
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2023 and December 31, 2023	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	915,843	925,098
Non-controlling interests	2,574	9,473
Total shareholders’ equity	918,417	934,571
Total liabilities and shareholders’ equity	$2,421,305	$2,526,507

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,987	$845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,118	10,932
Deferred income tax provision, net of effects of acquisitions	1,784	1,012
(Gain) loss on sale of property and equipment and assets held for sale	113	(7)
Stock-based compensation expense	4,845	5,419
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(11,939)	(8,550)
Inventories	(149,234)	(63,403)
Prepaid expenses and other assets	1,042	(1,591)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(2,789)	(28,049)
Contract liabilities (customer deposits)	(26,832)	(7,064)
Accrued expenses and other liabilities	(2,389)	1,361
Net cash used in operating activities	(156,294)	(89,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,437)	(13,329)
Cash used in acquisition of businesses, net of cash acquired	(488,248)	(4,362)
Proceeds from insurance settlements	177	382
Proceeds from sale of property and equipment and assets held for sale	25	9
Net cash used in investing activities	(498,483)	(17,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings	208,860	127,798
Proceeds from long-term debt	400,000	—
Payments of long-term debt	(641)	(8,442)
Contingent acquisition consideration payments	(4,000)	(2,250)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,262	1,434
Payments on tax withholdings for equity awards	(2,962)	(4,198)
Net cash provided by financing activities	602,519	114,342
Effect of exchange rate changes on cash	$1,757	920
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,501)	8,867
CASH AND CASH EQUIVALENTS, beginning of period	$228,274	201,456
CASH AND CASH EQUIVALENTS, end of period	$177,773	$210,323
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,832	$18,493
Income taxes	$2,187	$843
Non-cash items:
Contingent consideration liabilities from acquisitions	$68,680	$613

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of December 31, 2023, we have over 130 locations worldwide, including 81 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2023, we own or operate 66 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all of which are subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 11% of our revenue in fiscal 2023. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC (“Midcoast Marine Group”), a leading full-service marine construction company based on Central Florida’s Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the three months ended December 31, 2023, are not necessarily indicative of the results that may be expected in future periods.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS:

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU during the first quarter of fiscal 2024 and the adoption did not have an impact on our consolidated financial statement disclosures.

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of December 31, 2023.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,030	$—	$1,030
Liabilities:
Contingent consideration liabilities	$—	$—	$84,641	$84,641

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,409	$—	$1,409
Liabilities:
Contingent consideration liabilities	$—	$—	$86,059	$86,059

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2023 and for the fiscal year ended September 30, 2023.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three months ended December 31, 2022 and 2023, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	December 31, 2023
Earnout projected growth (including net operating income)	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $80.7 million and $82.2 million as of September 30, 2023 and December 31, 2023, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the three months ended December 31, 2022 and 2023:

	Contingent Consideration Liabilities
	2022	2023
	(Amounts in thousands)
Beginning balance - September 30,	$15,207	$86,059
Additions from business acquisitions	68,680	613
Settlement of contingent consideration liabilities	(4,000)	(2,250)
Change in fair value and net present value of contingency	1,047	219
Ending balance - December 31,	$80,934	$84,641

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of September 30, 2023 and December 31, 2023:

	September 30, 2023		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,027	$5,907	$6,268	$5,783
Mortgage facility payable to Seacoast National Bank	17,223	16,735	18,013	16,396
Mortgage facility payable to Hancock Whitney Bank	24,171	23,279	24,949	22,801
Term loan payable to M&T Bank	379,650	377,500	379,644	370,000

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of December 31, 2023, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.3 million and $6.5 million as of September 30, 2023 and December 31, 2023, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2022	2023	2022	2023
Goods and services transferred at a point in time	85.6%	85.7%	100.0%	100.0%
Goods and services transferred over time	14.4%	14.3%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended December 31, 2022			Three months ended December 31, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	68.5%	96.3%	68.8%	66.3%	98.9%	66.4%
Used boat sales	5.7%	2.7%	5.6%	7.9%	—	7.8%
Maintenance and repair services	5.5%	—	5.5%	5.9%	—	5.9%
Storage and charter rentals	7.7%	—	7.6%	7.7%	—	7.7%
Finance and insurance products	2.5%	—	2.5%	2.4%	—	2.4%
Parts and accessories	5.1%	0.4%	5.1%	5.1%	1.1%	5.1%
Brokerage sales	5.0%	0.6%	4.9%	4.7%	—	4.7%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended	Three months ended
	December 31, 2022	December 31, 2023
	(Amounts in thousands)
Marina/storage locations	$65,799	$69,590
Locations without marina/storage	26,138	28,414
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$91,937	$98,004

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2023, the weighted-average remaining lease term for our leases was approximately 21 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended December 31, 2022 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $7.0 million and $8.0 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2023, the weighted-average discount rate used was approximately 6.5%.

As of December 31, 2023, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2024 (remaining)	$12,653
2025	17,451
2026	15,781
2027	15,207
2028	14,431
Thereafter	261,905
Total lease payments	337,428
Less: interest	(201,506)
Present value of lease liabilities	$135,922

The following table sets forth supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
	2022	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,428	$4,614
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44,239	$3,363

The Company reports the change in ROU assets and the change in operating lease liabilities on a net basis in accrued expenses and other liabilities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	December 31,
	2022	2023
	(Amounts in thousands)
Operating leases:
Operating lease income	$1,965	$2,454
Variable lease income	$178	$435
Total rental income	$2,143	$2,889

As of December 31, 2023, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2024 (remaining)	$8,554
2025	6,003
2026	4,568
2027	3,131
2028	1,396
Thereafter	113
Total lease payments	$23,765

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

Inventories consisted of the following as of:

	September 30, 2023	December 31, 2023
	(Amounts in thousands)
New and used boats, motors, and trailers	$625,287	$702,351
In transit inventory and deposits	115,879	103,743
Parts, accessories, and other	18,712	17,521
Work-in-process	22,340	24,706
Raw materials	30,612	27,912
Inventories	$812,830	$876,233

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece.

In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction Company based on Central Florida's Gulf Coast. These acquisitions were purchased for an aggregate consideration of approximately $49.0 million (net of cash acquired of $0.1 million), including estimated contingent consideration of $9.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $1.9 million; and total goodwill recognized was approximately $26.8 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $13.6 million of goodwill related to these acquisitions is deductible for tax purposes.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate consideration of approximately $552.9 million (net of cash acquired of $28.1 million), including estimated contingent consideration of $67.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $259.4 million; intangible assets acquired totaled $30.4 million; and total goodwill recognized was approximately $293.5 million. The goodwill represents the future economic benefits resulting from the acquisition. Approximately $193.3 million of goodwill related to this acquisition is deductible for tax purposes

In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France.

In total, current and previous acquisitions have resulted in the recording of $599.5 million and $614.8 million in goodwill and other intangible assets as of September 30, 2023 and December 31, 2023, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of December 31, 2023, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the three months ended December 31, 2023:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2023	$490,786	$69,034	$559,820
Goodwill acquired	13,515	—	13,515
Foreign currency translation	2,515	—	2,515
Balance as of December 31, 2023	$506,816	$69,034	$575,850

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

During the three months ended December 31, 2022, we recognized an income tax provision of $7.0 million. During the three months ended December 31, 2023, we recognized an income tax benefit of $0.2 million. The effective income tax rate for the three months ended December 31, 2022 and 2023 before discrete items was 26.3% and 26.4%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of December 31, 2023, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $88 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of December 31, 2023, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Agreement”). The New Credit Agreement provided the Company short-term borrowing (the "2022 Floor Plan") in the form of a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Agreement also provided long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities was to have been August 2027. The New Credit Facility was replaced by the Amended Credit Facility in July 2023.

As of December 31, 2023, our outstanding short term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $664.9 million. As of December 31, 2023, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.5 million. As of December 31, 2022, our indebtedness associated with financing our inventory and working capital needs totaled approximately $341.2 million, and included unamortized debt issuance costs of approximately $1.6 million.

As of December 31, 2022 and 2023, the interest rate on the outstanding short-term borrowings, which solely consisted of the 2022 Floor Plan and the current Floor Plan, was approximately 7.6% and 8.8%, respectively. As of December 31, 2023, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $9.3 million based upon the outstanding borrowing base availability (Floor Plan). As of December 31, 2023, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of December 31, 2023, we had approximately $12 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2023	December 31, 2023
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,907	$5,783
Mortgage facility payable to Seacoast National Bank bearing interest at 7.63% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	16,735	16,396
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	23,279	22,801
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $22.3 million at December 31, 2023.	—	—
Term loan payable to M&T Bank bearing interest at 6.83%. Requires quarterly principal and interest payments. Facility matures in August 2027.	377,500	370,000
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.45%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,478	1,568
Total long-term debt	424,899	416,548
Less: current portion	(33,767)	(33,766)
Less: unamortized portion of debt issuance costs	(1,901)	(1,810)
Long-term debt, net current portion and unamortized debt issuance costs	$389,231	$380,972

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

During the three months ended December 31, 2022 and 2023, we recognized stock-based compensation expense of approximately $4.8 million and $5.4 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2022 and 2023, was approximately $1.3 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2023 through December 31, 2023:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2023	1,984,588	54,750	$746	$20.96	2.5
Options granted	—	—		—	—
Options cancelled/forfeited/expired	21,000	(21,000)		15.80
Options exercised	—	(5,000)		16.11
Restricted stock awards granted	(722,611)	—		—
Restricted stock awards forfeited	19,275	—		—
Additional shares of stock issued	(1,875)	—		—
Balance as of December 31, 2023	1,300,377	28,750	$431	$25.57	4.4
Exercisable as of December 31, 2023		27,083	$418	$25.23	4.1

During the three months ended December 31, 2023, no options were granted. For the three months ended December 31, 2022, 5,000 options were granted.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2022	2023
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	5.3%
Volatility	48.1%	39.2%
Expected life	Six Months	Six Months

As of December 31, 2023, we have issued 1,340,054 shares of common stock under our Stock Purchase Plan.

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

The following table summarizes restricted stock award activity from September 30, 2023 through December 31, 2023:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2023	1,341,151	$35.02
Changes during the period:
Awards granted	722,611	$31.11
Awards vested	(163,046)	$20.64
Awards forfeited	(19,275)	$31.98
Non-vested balance as of December 31, 2023	1,881,441

As of December 31, 2023, we had approximately $41.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.3 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2022	2023
Weighted average common shares outstanding used in calculating basic net income per share	21,756,165	22,196,141
Effect of dilutive options and non-vested restricted stock awards	467,008	612,876
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,223,173	22,809,017

For the three months ended December 31, 2022 and 2023, there were 257,811 and 10,216 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2023, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

17.
SEGMENT INFORMATION:

Reportable Segments

The Company’s reportable segments are defined by management’s reporting structure and operating activities. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews operational income statement information by segment for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM is not provided asset information by segment. The Company’s reportable segments are the following:

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended
	December 31,
	2022	2023
	(Amounts in thousands)
Revenue:
Retail Operations	$502,386	$524,085
Product Manufacturing	56,326	46,128
Elimination of intersegment revenue	(50,785)	(42,939)
Revenue	$507,927	$527,274
Income from operations:
Retail Operations	$36,728	$14,806
Product Manufacturing	6,502	3,970
Intersegment adjustments	(6,730)	223
Income from operations	$36,500	$18,999

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 33 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, five boat brokerage operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ending September 30, 2023, and one acquisition to date in fiscal 2024.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate, along with potential future increases and/or market expectations of such increases, have resulted in, and may further result in, significantly higher long-term interest rates and a downturn in the overall economy, each of which has negatively impacted our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

Although past economic conditions have adversely affected our operating results, we believe during and after such conditions we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions in the past have yielded, and we believe are likely to yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect that our core strengths and retailing strategies, including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

As of December 31, 2023, the Retail Operations segment includes the activity of 81 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of December 31, 2023, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly-owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats produces customized boats. Intrepid

Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2023, with the three months ended December 31, 2022 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Revenue. Revenue increased $19.4 million, or 3.8%, to $527.3 million for the three months ended December 31, 2023, from $507.9 million for three months ended December 31, 2022. The increase was due to an increase of $19.2 million or 4% in comparable-store sales in addition to a $0.2 million net increase from acquisitions (Boatzon and C&C) that are not eligible for inclusion in comparable-store sales as well as a decrease in manufacturing revenue, which is not included in comparable retail store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $11.4 million, or 6.1%, to $175.5 million for the three months ended December 31, 2023, from $186.9 million for the three months ended December 31, 2022. Gross profit as a percentage of revenue decreased to 33.3% for the three months ended December 31, 2023, from 36.8% for the three months ended December 31, 2022. The decrease in gross profit as a percentage of revenue was primarily the result of lower new and used boat margins, as we aggressively drove sales during a more challenging retail environment. This decrease was partially offset by increases in margins from our services and marina/storage location revenue streams (maintenance, repair, storage, charter services, and parts and accessories) which increased for the three months ended December 31, 2023, from the three months ended December 31, 2022.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.1 million, or 4.1% to $156.5 million for the three months ended December 31, 2023, from $150.4 million for the three months ended December 31, 2022. The increase in selling, general, and administrative expenses was primarily the result of inflation and the acquisitions made in the prior year.

Interest Expense. Interest expense increased $8.9 million to $18.4 million for the three months ended December 31, 2023, from $9.5 million for the three months ended December 31, 2022. The increase in interest expense was primarily the result of increased interest rates and increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax decreased $7.2 million to a benefit of $0.2 million, for the three months ended December 31, 2023, from an expense of $7.0 million for the three months ended December 31, 2022. The effective income tax rate for the three months ended December 31, 2022 and 2023 before discrete items was 26.3% and 26.4%, respectively.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2023, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the three months ended December 31, 2023 and 2022, cash used in operating activities was approximately $89.1 million and $156.3 million, respectively. For the three months ended December 31, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the three months ended December 31, 2022, cash used in operating activities was primarily related to increases in inventory and accounts receivable, and decreases in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses such as depreciation and amortization expense and stock-based compensation expense.

For the three months ended December 31, 2023 and 2022, cash used in investing activities was approximately $17.3 million and $498.5 million, respectively. For the three months ended December 31, 2023, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements. For the three months ended December 31, 2022, cash used in investing activities was primarily used for the IGY Marinas acquisition and to purchase property and equipment associated with improving existing retail facilities.

For the three months ended December 31, 2023 and 2022, cash provided by financing activities was approximately $114.3 million and $602.5 million, respectively. For the three months ended December 31, 2023, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards. For the three months ended December 31, 2022, cash provided by financing activities was primarily attributable to proceeds from long-term debt and increases in short-term borrowings, partially offset by payments on tax withholdings for equity awards and contingent consideration payments.

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

As of December 31, 2023, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt totaled approximately $664.9 million and $381.0 million, respectively. As of December 31, 2023, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.5 million and $1.8 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.4 million, $20.7 million, or $31.1 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of December 31, 2023 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2023, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended December 31, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

MARINEMAX, INC.

January 25, 2024	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)