Form 10-Q
period 2024-03-31
MARINEMAX INC
filed 2024-04-25
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on April 22, 2024 was 22,301,435.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Revenue	$570,340	$582,892	$1,078,267	$1,110,166
Cost of sales	369,431	392,471	690,461	744,264
Gross profit	200,909	190,421	387,806	365,902

Selling, general, and administrative expenses	145,504	169,020	295,901	325,502
Income from operations	55,405	21,401	91,905	40,400

Interest expense	13,280	19,374	22,764	37,739
Income before income tax provision	42,125	2,027	69,141	2,661

Income tax provision	12,201	578	19,230	367
Net income	29,924	1,449	49,911	2,294

Less: Net (loss) income attributable to non-controlling interests	(111)	(138)	186	(223)
Net income attributable to MarineMax, Inc.	$30,035	$1,587	$49,725	$2,517

Basic net income per common share	$1.37	$0.07	$2.28	$0.11

Diluted net income per common share	$1.35	$0.07	$2.23	$0.11

Weighted average number of common shares used in computing net income per common share:

Basic	21,853,557	22,299,599	21,804,326	22,247,587
Diluted	22,314,262	22,999,229	22,268,183	22,903,840

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Net income	$29,924	$1,449	$49,911	$2,294

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,224	(1,607)	6,310	1,619
Interest rate swap contract	(182)	61	(251)	(225)
Total other comprehensive income (loss), net of tax	1,042	(1,546)	6,059	1,394

Comprehensive income (loss)	30,966	(97)	55,970	3,688
Less: comprehensive (loss) income attributable to non-controlling interests	(72)	(324)	426	(57)
Comprehensive income attributable to MarineMax, Inc.	$31,038	$227	$55,544	$3,745

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	March 31,
	2023	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,456	$216,684
Accounts receivable, net	85,780	121,639
Inventories	812,830	932,607
Prepaid expenses and other current assets	23,110	21,996
Total current assets	1,123,176	1,292,926
Property and equipment, net of accumulated depreciation of $144,259 and $156,827	527,552	536,175
Operating lease right-of-use assets, net	138,785	140,882
Goodwill	559,820	590,344
Other intangible assets, net	39,713	39,174
Other long-term assets	32,259	31,488
Total assets	$2,421,305	$2,630,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,706	$61,339
Contract liabilities (customer deposits)	81,700	79,095
Accrued expenses	112,746	124,332
Short-term borrowings (Floor Plan)	537,060	736,717
Current maturities on long-term debt	33,767	33,766
Current operating lease liabilities	10,070	10,359
Total current liabilities	847,049	1,045,608
Long-term debt, net of current maturities	389,231	372,624
Noncurrent operating lease liabilities	123,789	126,224
Deferred tax liabilities, net	56,927	58,156
Other long-term liabilities	85,892	87,919
Total liabilities	1,502,888	1,690,531
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and March 31, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 29,374,724 and 29,566,620 shares issued and 22,107,703 and 22,299,599 shares outstanding as of September 30, 2023 and March 31, 2024, respectively	29	29
Additional paid-in capital	323,218	334,939
Accumulated other comprehensive income	1,303	2,531
Retained earnings	739,949	742,466
Treasury stock, at cost, 7,267,021 shares held as of September 30, 2023 and March 31, 2024	(148,656)	(148,656)
Total shareholders’ equity attributable to MarineMax, Inc.	915,843	931,309
Non-controlling interests	2,574	9,149
Total shareholders’ equity	918,417	940,458
Total liabilities and shareholders’ equity	$2,421,305	$2,630,989

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571
Net income (loss)	—	—	—	—	1,587	—	$(138)	1,449
Stock-based compensation	1,581	—	5,984	—	—	—	—	5,984
Other comprehensive loss	—	—	—	(1,360)	—	—	(186)	(1,546)
BALANCE, March 31, 2024	29,566,620	$29	$334,939	$2,531	$742,466	$(148,656)	$9,149	$940,458

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926
Net income (loss)	—	—	—	—	$30,035	—	$(111)	29,924
Stock-based compensation	2,101	—	5,368	—	—	—	—	5,368
Other comprehensive income	—	—	—	1,003	—	—	39	1,042
BALANCE, March 31, 2023	29,120,578	$29	$313,848	$3,013	$680,392	$(148,656)	$2,634	$851,260

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,911	$2,294
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,972	21,897
Deferred income tax provision, net of effects of acquisitions	11,460	1,229
Loss (Gain) on sale of property and equipment and assets held for sale	277	(41)
Gain on previously held equity investment upon acquisition of the entire business	(5,129)	—
Stock-based compensation expense	10,213	11,403
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(59,866)	(35,791)
Inventories	(254,210)	(116,021)
Prepaid expenses and other assets	2,631	1,757
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(2,473)	(10,582)
Contract liabilities (customer deposits)	(32,787)	(2,635)
Accrued expenses and other liabilities	11,479	15,308
Net cash used in operating activities	(250,522)	(111,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,905)	(28,508)
Cash used in acquisition of businesses, net of cash acquired	(498,610)	(21,955)
Proceeds from insurance settlements	177	494
Proceeds from sale of property and equipment and assets held for sale	92	80
Net cash used in investing activities	(524,246)	(49,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	366,295	197,723
Proceeds from long-term debt	400,000	—
Payments of long-term debt	(8,743)	(16,883)
Contingent acquisition consideration payments	(7,000)	(2,632)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,262	1,434
Payments on tax withholdings for equity awards	(2,962)	(4,198)
Net cash provided by financing activities	748,852	175,444
Effect of exchange rate changes on cash	1,981	855
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,935)	15,228
CASH AND CASH EQUIVALENTS, beginning of period	228,274	201,456
CASH AND CASH EQUIVALENTS, end of period	$204,339	$216,684
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,444	$39,271
Income taxes	$24,347	$5,957
Non-cash items:
Contingent consideration liabilities from acquisitions	$77,380	$1,313

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of March 31, 2024, we have over 130 locations worldwide, including 83 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2023, we own or operate 66 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, and Europe, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC (“Midcoast Marine Group”), a leading full-service marine construction company based on Central Florida’s Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the six months ended March 31, 2024, are not necessarily indicative of the results that may be expected in future periods.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, which for the Company would be the fiscal year ending September 30, 2025, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ending September 30, 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,111	$—	$1,111
Liabilities:
Contingent consideration liabilities	$—	$—	$85,908	$85,908

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,409	$—	$1,409
Liabilities:
Contingent consideration liabilities	$—	$—	$86,059	$86,059

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2023 and 2024 and for the fiscal year ended September 30, 2023.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended March 31, 2023 and 2024, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	March 31, 2024
Earnout projected growth (including net operating income)	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $80.7 million and $82.8 million as of September 30, 2023 and March 31, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the six months ended March 31, 2023 and 2024:

	Contingent Consideration Liabilities
	2023	2024
	(Amounts in thousands)
Beginning balance - September 30,	$15,207	$86,059
Additions from business acquisitions	77,380	1,313
Settlement of contingent consideration liabilities	(7,000)	(2,632)
Change in fair value and net present value of contingency	2,230	1,168
Ending balance - March 31,	$87,817	$85,908

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of September 30, 2023 and March 31, 2024:

	September 30, 2023		March 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,027	$5,907	$5,859	$5,659
Mortgage facility payable to Seacoast National Bank	17,223	16,735	16,847	16,056
Mortgage facility payable to Hancock Whitney Bank	24,171	23,279	23,097	22,322
Term loan payable to M&T Bank	379,650	377,500	352,310	362,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of March 31, 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.3 million and $7.6 million as of September 30, 2023 and March 31, 2024, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Goods and services transferred at a point in time	86.6%	87.4%	100.0%	100.0%
Goods and services transferred over time	13.4%	12.6%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Goods and services transferred at a point in time	86.1%	86.6%	100.0%	100.0%
Goods and services transferred over time	13.9%	13.4%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended March 31, 2023			Three months ended March 31, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	68.6%	97.7%	70.2%	64.8%	98.9%	65.0%
Used boat sales	6.4%	1.4%	6.0%	11.6%	—	11.6%
Maintenance and repair services	4.5%	—	4.3%	4.2%	—	4.2%
Storage and charter rentals	7.9%	—	7.5%	7.9%	—	7.8%
Finance and insurance products	3.2%	—	3.1%	3.2%	—	3.2%
Parts and accessories	5.5%	0.7%	5.2%	4.6%	1.1%	4.6%
Brokerage sales	3.9%	0.2%	3.7%	3.7%	—	3.6%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six months ended March 31, 2023			Six months ended March 31, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	67.9%	96.8%	69.5%	65.4%	98.9%	65.7%
Used boat sales	6.2%	2.0%	5.8%	9.9%	—	9.8%
Maintenance and repair services	5.1%	—	5.0%	5.0%	—	5.0%
Storage and charter rentals	8.0%	—	7.5%	7.8%	—	7.8%
Finance and insurance products	2.9%	—	2.8%	2.8%	—	2.8%
Parts and accessories	5.4%	0.5%	5.1%	4.9%	1.1%	4.8%
Brokerage sales	4.5%	0.7%	4.3%	4.2%	—	4.1%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended March 31, 2023	Three months ended March 31, 2024
	(Amounts in thousands)
Marina/storage locations	$70,655	$71,733
Locations without marina/storage	26,040	24,989
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$96,695	$96,722

	Six months ended March 31, 2023	Six months ended March 31, 2024
	(Amounts in thousands)
Marina/storage locations	$136,454	$141,323
Locations without marina/storage	52,224	53,954
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$188,678	$195,277

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2024, the weighted-average remaining lease term for our leases was approximately 20 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $7.4 million and $8.2 million, respectively. For the six months ended March 31, 2023 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $14.3 million and $16.2 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2024, the weighted-average discount rate used was approximately 6.5%.

As of March 31, 2024, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2024 (remaining)	$7,967
2025	17,496
2026	15,967
2027	15,389
2028	14,593
Thereafter	264,817
Total lease payments	336,229
Less: interest	(199,646)
Present value of lease liabilities	$136,583

The following table sets forth supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
	2023	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,883	$9,337
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44,594	$4,196

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Six Months Ended
	March 31,
	2023	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$4,403	$4,940
Variable lease income	$35	$527
Total rental income	$4,438	$5,467

As of March 31, 2024, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2024 (remaining)	$2,692
2025	6,475
2026	5,004
2027	3,497
2028	1,824
Thereafter	343
Total lease payments	$19,835

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

Inventories consisted of the following as of:

	September 30, 2023	March 31, 2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$625,287	$779,969
In transit inventory and deposits	115,879	87,220
Parts, accessories, and other	18,712	18,949
Work-in-process	22,340	23,531
Raw materials	30,612	22,938
Inventories	$812,830	$932,607

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market.

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

In total, current and previous acquisitions have resulted in the recording of $599.5 million and $629.5 million in goodwill and other intangible assets as of September 30, 2023 and March 31, 2024, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of March 31, 2024, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the six months ended March 31, 2024:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2023	$490,786	$69,034	$559,820
Goodwill acquired	29,335	—	29,335
Foreign currency translation	1,189	—	1,189
Balance as of March 31, 2024	$521,310	$69,034	$590,344

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

During the three months ended March 31, 2023 and 2024, we recognized an income tax provision of $12.2 million and $0.6 million, respectively. During the six months ended March 31, 2023 and 2024, we recognized an income tax provision of $19.2 million and $0.4 million, respectively. The effective income tax rate for the three months ended March 31, 2023 and 2024 was 29.0% and 28.5%, respectively. The effective income tax rate for the six months ended March 31, 2023 and 2024 before discrete items was 27.9%.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of March 31, 2024, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $88 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of March 31, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

In August 2022, we entered into a Credit Agreement with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “2022 Credit Agreement”). The 2022 Credit Agreement provided the Company short-term borrowing (the "2022 Floor Plan") in the form of a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The 2022 Credit Agreement also provided long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities was to have been August 2027. The 2022 Credit Agreement was replaced by the Amended Credit Facility in July 2023.

As of March 31, 2024, our outstanding short term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $736.7 million. As of March 31, 2024, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.4 million. As of March 31, 2023, our indebtedness associated with financing our inventory and working capital needs totaled approximately $500.1 million, and included unamortized debt issuance costs of approximately $1.5 million.

As of March 31, 2023 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the 2022 Floor Plan and the current Floor Plan, was approximately 5.9% and 8.8%, respectively. As of March 31, 2024, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $4.9 million based upon the outstanding borrowing base availability (Floor Plan). As of March 31, 2024, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of March 31, 2024, we had approximately $12 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2023	March 31, 2024
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,907	$5,659
Mortgage facility payable to Seacoast National Bank bearing interest at 7.58% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	16,735	16,056
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	23,279	22,322
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $21.9 million at March 31, 2024.	—	—
Term loan payable to M&T Bank bearing interest at 6.82%. Requires quarterly principal and interest payments. Facility matures in August 2027.	377,500	362,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.41%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,478	1,560
Total long-term debt	424,899	408,097
Less: current portion	(33,767)	(33,766)
Less: unamortized portion of debt issuance costs	(1,901)	(1,707)
Long-term debt, net current portion and unamortized debt issuance costs	$389,231	$372,624

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

During the three months ended March 31, 2023 and 2024, we recognized stock-based compensation expense of approximately $5.4 million and $6.0 million, respectively, and for the six months ended March 31, 2023 and 2024, we recognized stock-based compensation expense of approximately $10.2 million and $11.4 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2023 and 2024, was approximately $1.3 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.
THE INCENTIVE STOCK PLANS:

In February 2023, our shareholders approved a proposal to amend our 2021 Plan, to increase the total number of available shares by 1,300,000. In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 2,300,000 shares, plus: (i) any shares available for issuance and not subject to an award under our 2007 Stock-Based Compensation Plan (the "2007 Plan") or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2023 through March 31, 2024:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2023	1,984,588	54,750	$746	$20.96	2.5
Options cancelled/forfeited/expired	21,000	(21,000)		15.80
Options exercised	—	(5,000)		16.11
Restricted stock awards granted	(723,111)	—		—
Restricted stock awards forfeited	35,105	—		—
Additional shares of stock issued	(3,456)	—		—
Balance as of March 31, 2024	1,314,126	28,750	$297	$25.57	4.1
Exercisable as of March 31, 2024		27,083	$294	$25.23	3.9

During the six months ended March 31, 2024, no options were granted. For the six months ended March 31, 2023, 5,000 options were granted.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	5.3%	3.9%	5.3%
Volatility	48.1%	39.2%	48.1%	39.2%
Expected life	Six Months	Six Months	Six Months	Six Months

As of March 31, 2024, we have issued 1,340,054 shares of common stock under our Stock Purchase Plan.

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

The following table summarizes restricted stock award activity from September 30, 2023 through March 31, 2024:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2023	1,341,151	$35.02
Changes during the period:
Awards granted	723,111	$31.11
Awards vested	(161,446)	$20.64
Awards forfeited	(35,105)	$34.90
Non-vested balance as of March 31, 2024	1,867,711

As of March 31, 2024, we had approximately $35.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.1 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
Weighted average common shares outstanding used in calculating basic net income per share	21,853,557	22,299,599	21,804,326	22,247,587
Effect of dilutive options and non-vested restricted stock awards	460,705	699,630	463,857	656,253
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,314,262	22,999,229	22,268,183	22,903,840

For the three months ended March 31, 2023 and 2024, there were 14,204 and 5,000 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2023 and 2024, there were 102,568 and 5,000 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2024, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2024	2023	2024
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$558,872	$579,177	$1,061,258	$1,103,262
Product Manufacturing	56,749	40,182	113,075	86,310
Elimination of intersegment revenue	(45,281)	(36,467)	(96,066)	(79,406)
Revenue	$570,340	$582,892	$1,078,267	$1,110,166
Income from operations:
Retail Operations	$53,737	$20,665	$90,465	$35,470
Product Manufacturing	6,243	(914)	12,745	3,056
Intersegment adjustments	(4,575)	1,650	(11,305)	1,874
Income from operations	$55,405	$21,401	$91,905	$40,400

18. SUBSEQUENT EVENTS:

On April 11, 2024, without warning or notice, the General Directorate of Ports of Mexico seized the assets of Cabo Marina, S. de R.L. de C.V (“Cabo Marina”), a subsidiary of IGY Marinas, a wholly owned subsidiary of MarineMax, Inc. (the “Company”) and initiated a sanctioning procedure. On the same day, the Administration of the National Port System for Los Cabos (“ASIPONA”) rejected Cabo Marina’s application (filed on March 21, 2024) for a new concession for the Port of Cabo San Lucas. The General Directorate of Ports and ASIPONA subsequently forced Cabo Marina to cease operations and the ASIPONA took control of the Port of Cabo San Lucas.

Cabo Marina has operated the marina in Cabo San Lucas for more than 20 years and was actively processing a new concession agreement in good faith when ASIPONA and the Mexican Navy took possession of the port. The Company believes that the takeover of Cabo Marina’s facilities is illegal and that the alleged violations underlying the sanction proceedings against Cabo Marina are illegitimate. The Company has engaged Mexican and U.S. Government officials to resolve the dispute and may resort to legal action to enforce its rights if diplomatic efforts fail. The Cabo Marina was associated with less than 4% of total assets and less than 1% of total revenues in the consolidated financial statements of the Company as of and for the year ended September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

General

We believe we are the largest recreational boat and yacht retailer and superyacht services company in the world. Through our current 83 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 33 recreational boat dealers, five boat brokerage operations, two full-service yacht repair operations, five boat brokerage operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ending September 30, 2023, and three acquisitions to date in fiscal 2024.

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

As of March 31, 2024, the Retail Operations segment includes the activity of 83 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of March 31, 2024, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly-owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats produces customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2024, with the three and six months ended March 31, 2023 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue. Revenue increased $12.6 million, or 2.2%, to $582.9 million for the three months ended March 31, 2024, from $570.3 million for three months ended March 31, 2023. The increase was due to an increase of $12.5 million, or 2%, in comparable-store sales, in addition to a $0.1 million net increase from acquisitions (AGY and C&C) that are not eligible for inclusion in comparable-store sales as well as a decrease in manufacturing revenue, which is not included in comparable retail store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $10.5 million, or 5.2%, to $190.4 million for the three months ended March 31, 2024, from $200.9 million for the three months ended March 31, 2023. Gross profit as a percentage of revenue decreased to 32.7% for the three months ended March 31, 2024, from 35.2% for the three months ended March 31, 2023. The decrease in gross profit as a percentage of revenue was primarily the result of lower new and used boat margins as we aggressively drove sales during a softer retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $23.5 million, or 16.2%, to $169.0 million for the three months ended March 31, 2024, from $145.5 million for the three months ended March 31, 2023. The increase in selling, general, and administrative expenses was primarily the result of inflation and recent acquisitions.

Interest Expense. Interest expense increased $6.1 million to $19.4 million for the three months ended March 31, 2024, from $13.3 million for the three months ended March 31, 2023. The increase in interest expense was primarily the result of increased interest rates and increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax expense decreased $11.6 million to $0.6 million, for the three months ended March 31, 2024, from $12.2 million for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2023 and 2024 was 29.0% and 28.5%, respectively.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

Revenue. Revenue increased $32.0 million, or 3.0%, to $1.110 billion for the six months ended March 31, 2024, from $1.078 billion for six months ended March 31, 2023. The increase is due to a $31.6 million, or 3%, increase in comparable-store sales in addition to a $0.4 million net increase from acquisitions (AGY and C&C) that are not eligible for inclusion in comparable-store sales as well as a decrease in manufacturing revenue, which is not included in comparable retail store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $21.9 million, or 5.6%, to $365.9 million for the six months ended March 31, 2024, from $387.8 million for the six months ended March 31, 2023. Gross profit as a percentage of revenue decreased to 33.0% for the six months ended March 31, 2024, from 36.0% for the six months ended March 31, 2023. The decrease in gross profit was primarily the result of lower new and used boat margins, as we aggressively drove sales during a softer retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $29.6 million, or 10.0% to $325.5 million for the six months ended March 31, 2024, from $295.9 million for the six months ended March 31, 2023. The increase in selling, general, and administrative expenses was primarily the result of inflation and recent acquisitions.

Interest Expense. Interest expense increased $14.9 million to $37.7 million for the six months ended March 31, 2024, from $22.8 million for the six months ended March 31, 2023. The increase in interest expense was primarily the result of increased interest rates and increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax expense decreased $18.8 million, to $0.4 million for the six months ended March 31, 2024, from $19.2 million for the six months ended March 31, 2023. The effective income tax rate for the six months ended March 31, 2023 and 2024 before discrete items was 27.9%.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of March 31, 2024, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the six months ended March 31, 2024 and 2023, cash used in operating activities was approximately $111.2 million and $250.5 million, respectively. For the six months ended March 31, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the six months ended March 31, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, and increases in accrued expenses and other liabilities, partially offset by decreases in customer deposits and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and gain on acquisition of previously held equity investment.

For the six months ended March 31, 2024 and 2023, cash used in investing activities was approximately $49.9 million and $524.2 million, respectively. For the six months ended March 31, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements. For the six months ended March 31, 2023, cash used in investing activities was primarily used for the IGY Marinas acquisition and to purchase property and equipment associated with improving existing retail facilities.

For the six months ended March 31, 2024 and 2023, cash provided by financing activities was approximately $175.4 million and $748.9 million, respectively. For the six months ended March 31, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards. For the six months ended March 31, 2023, cash provided by financing activities was primarily attributable to proceeds from long term debt and net increases in short-term borrowings, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards.

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

As of March 31, 2024, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt including the current portion totaled approximately $736.7 million and $406.4 million, respectively. As of March 31, 2024, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.4 million and $1.7 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the impacts on consumer demand of the current supply chain and inventory challenges, inflation, higher interest rates, and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months and thereafter for the foreseeable future, except in the case of possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $11.0 million, $22.0 million, or $33.0 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of March 31, 2024 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2024, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1

Third Amendment to Credit Agreement, dated March 27, 2024, by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

April 25, 2024	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)