Form 10-Q
period 2024-06-30
MARINEMAX INC
filed 2024-07-25
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2600 McCormick Drive, Suite 200
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on July 22, 2024 was 22,318,260.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Revenue	$721,844	$757,720	$1,800,111	$1,867,886
Cost of sales	478,036	515,621	1,168,497	1,259,885
Gross profit	243,808	242,099	631,614	608,001

Selling, general, and administrative expenses	169,227	181,072	465,128	506,574
Income from operations	74,581	61,027	166,486	101,427

Interest expense	14,798	18,229	37,562	55,968
Income before income tax provision	59,783	42,798	128,924	45,459

Income tax provision	15,455	11,085	34,685	11,452
Net income	44,328	31,713	94,239	34,007

Less: Net (loss) income attributable to non-controlling interests	(88)	163	98	(60)
Net income attributable to MarineMax, Inc.	$44,416	$31,550	$94,141	$34,067

Basic net income per common share	$2.03	$1.42	$4.31	$1.53

Diluted net income per common share	$1.98	$1.37	$4.22	$1.48

Weighted average number of common shares used in computing net income per common share:

Basic	21,885,400	22,268,758	21,831,350	22,254,619
Diluted	22,427,443	23,049,097	22,321,269	22,952,234

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Net income	$44,328	$31,713	$94,239	$34,007

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	120	(458)	6,430	1,161
Interest rate swap contract	114	(47)	(137)	(272)
Total other comprehensive income (loss), net of tax	234	(505)	6,293	889

Comprehensive income	44,562	31,208	100,532	34,896
Less: comprehensive (loss) income attributable to non-controlling interests	(86)	104	340	47
Comprehensive income attributable to MarineMax, Inc.	$44,648	$31,104	$100,192	$34,849

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2023	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,456	$242,424
Accounts receivable, net	85,780	105,258
Inventories	812,830	880,419
Prepaid expenses and other current assets	23,110	33,101
Total current assets	1,123,176	1,261,202
Property and equipment, net of accumulated depreciation of $144,259 and $165,363	527,552	533,943
Operating lease right-of-use assets, net	138,785	138,600
Goodwill	559,820	589,949
Other intangible assets, net	39,713	38,380
Other long-term assets	32,259	31,591
Total assets	$2,421,305	$2,593,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,706	$45,578
Contract liabilities (customer deposits)	81,700	66,791
Accrued expenses	112,746	196,987
Short-term borrowings (Floor Plan)	537,060	701,185
Current maturities on long-term debt	33,767	33,766
Current operating lease liabilities	10,070	10,135
Total current liabilities	847,049	1,054,442
Long-term debt, net of current maturities	389,231	364,138
Noncurrent operating lease liabilities	123,789	125,343
Deferred tax liabilities, net	56,927	59,210
Other long-term liabilities	85,892	13,598
Total liabilities	1,502,888	1,616,731
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and June 30, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 29,374,724 and 29,612,521 shares issued and 22,107,703 and 22,258,284 shares outstanding as of September 30, 2023 and June 30, 2024, respectively	29	30
Additional paid-in capital	323,218	342,218
Accumulated other comprehensive income	1,303	2,084
Retained earnings	739,949	774,016
Treasury stock, at cost, 7,267,021 and 7,354,237 shares held as of September 30, 2023 and June 30, 2024, respectively	(148,656)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	915,843	967,551
Non-controlling interests	2,574	9,383
Total shareholders’ equity	918,417	976,934
Total liabilities and shareholders’ equity	$2,421,305	$2,593,665

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571
Net income (loss)	—	—	—	—	1,587	—	$(138)	1,449
Stock-based compensation	1,581	—	5,984	—	—	—	—	5,984
Other comprehensive loss	—	—	—	(1,360)	—	—	(186)	(1,546)
BALANCE, March 31, 2024	29,566,620	$29	$334,939	$2,531	$742,466	$(148,656)	$9,149	$940,458
Net income (loss)	—	—	—	—	31,550	—	$163	31,713
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	129	129
Purchase of Treasury Stock	—	—	—	—	—	(2,141)	—	(2,141)
Shares issued pursuant to employee stock purchase plan	41,554	1	1,159	—	—	—	—	1,160
Shares issued upon exercise of stock options	2,500	—	40	—	—	—	—	40
Stock-based compensation	1,847	—	6,080	—	—	—	—	6,080
Other comprehensive loss	—	—	—	(447)	—	—	(58)	(505)
BALANCE, June 30, 2024	29,612,521	$30	$342,218	$2,084	$774,016	$(150,797)	$9,383	$976,934

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	19,690	—	297	19,987
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	49,572	—	1,255	—	—	—	—	1,255
Shares issued upon vesting of equity awards, net of minimum tax withholding	126,552	—	(1,059)	—	—	—	—	(1,059)
Shares issued upon exercise of stock options	1,000	—	7	—	—	—	—	7
Stock-based compensation	1,507	—	4,845	—	—	—	—	4,845
Other comprehensive income	—	—	—	4,816	—	—	201	5,017
BALANCE, December 31, 2022	29,118,477	$29	$308,480	$2,010	$650,357	$(148,656)	$2,706	$814,926
Net income (loss)	—	—	—	—	$30,035	—	$(111)	29,924
Stock-based compensation	2,101	—	5,368	—	—	—	—	5,368
Other comprehensive income	—	—	—	1,003	—	—	39	1,042
BALANCE, March 31, 2023	29,120,578	$29	$313,848	$3,013	$680,392	$(148,656)	$2,634	$851,260
Net income	—	—	—	—	$44,416	—	$(88)	44,328
Shares issued pursuant to employee stock purchase plan	45,328	—	1,090	—	—	—	—	1,090
Stock-based compensation	2,140	—	5,490	—	—	—	—	5,490
Shares issued upon vesting of equity awards, net of minimum tax withholding	3,055	—	(45)	—	—	—	—	(45)
Other comprehensive income	—	—	—	232	—	—	2	234
BALANCE, June 30, 2023	29,171,101	$29	$320,383	$3,245	$724,808	$(148,656)	$2,548	$902,357

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,239	$34,007
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,391	33,087
Deferred income tax provision, net of effects of acquisitions	18,271	2,283
Loss (Gain) on sale of property and equipment and assets held for sale	248	14
Gain on previously held equity investment upon acquisition of the entire business	(5,129)	—
Stock-based compensation expense	15,703	17,483
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(39,877)	(19,490)
Inventories	(275,196)	(63,833)
Prepaid expenses and other assets	(1,429)	(2,400)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	87	(26,309)
Contract liabilities (customer deposits)	(49,532)	(14,939)
Accrued expenses and other liabilities	18,287	15,219
Net cash used in operating activities	(196,937)	(24,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,769)	(43,682)
Cash used in acquisition of businesses, net of cash acquired	(515,913)	(21,955)
Proceeds from investments	513	—
Purchases of investments	(2,486)	—
Proceeds from insurance settlements	2,425	531
Proceeds from sale of property and equipment and assets held for sale	165	282
Net cash used in investing activities	(564,065)	(64,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	381,671	162,191
Proceeds from long-term debt	400,000	—
Payments of long-term debt	(16,845)	(25,325)
Contingent acquisition consideration payments	(7,400)	(3,032)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,352	2,634
Payments on tax withholdings for equity awards	(3,007)	(4,198)
Purchase of treasury stock	—	(2,141)
Net cash provided by financing activities	756,771	130,129
Effect of exchange rate changes on cash	2,091	541
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,140)	40,968
CASH AND CASH EQUIVALENTS, beginning of period	228,274	201,456
CASH AND CASH EQUIVALENTS, end of period	$226,134	$242,424
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$35,321	$59,872
Income taxes	$27,068	$8,100
Non-cash items:
Contingent consideration liabilities from acquisitions	$77,380	$1,313
Other current assets held for sale previously classified as property and equipment	$-	$7,115

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat, yacht and superyacht services company. As of June 30, 2024, we have over 125 locations worldwide, including over 75 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of June 30, 2024, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Construction Enterprises, LLC (“Midcoast Marine Group”), a leading full-service marine construction company based on Central Florida’s Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 51% and 53% of our dealership revenue during fiscal 2021, 2022, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017 and Hurricane Ian in 2022, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets. In addition, adverse conditions imposed by national, state and/or local governmental bodies, such as the recent seizure of the Cabo Marina, S. de R.L. de C.V. port in Mexico, could adversely affect, and in certain instances, have adversely affected, our operations in certain markets.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the nine months ended June 30, 2024, are not necessarily indicative of the results that may be expected in future periods.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ending September 30, 2026. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,046	$—	$1,046
Liabilities:
Contingent consideration liabilities	$—	$—	$86,733	$86,733

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,409	$—	$1,409
Liabilities:
Contingent consideration liabilities	$—	$—	$86,059	$86,059

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2023 and 2024 and for the fiscal year ended September 30, 2023.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended June 30, 2023 and 2024, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	June 30, 2024
Earnout projected growth (including net operating income)	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $5.3 million and $77.9 million as of September 30, 2023 and June 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $80.7 million and $8.8 million as of September 30, 2023 and June 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the nine months ended June 30, 2023 and 2024:

	Contingent Consideration Liabilities
	2023	2024
	(Amounts in thousands)
Beginning balance - September 30,	$15,207	$86,059
Additions from business acquisitions	77,380	1,313
Settlement of contingent consideration liabilities	(7,400)	(3,032)
Change in fair value and net present value of contingency	3,441	2,393
Ending balance - June 30,	$88,628	$86,733

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $7.1 million as of June 30, 2024. No assets held for sale were recorded at September 30, 2023. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of September 30, 2023 and June 30, 2024:

	September 30, 2023		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,027	$5,907	$5,720	$5,535
Mortgage facility payable to Seacoast National Bank	17,223	16,735	16,486	15,717
Mortgage facility payable to Hancock Whitney Bank	24,171	23,279	22,196	21,844
Term loan payable to M&T Bank	379,650	377,500	339,203	355,000

5.
REVENUE RECOGNITION:

The majority of our revenue is from contracts with customers for the sale of boats, motors, and trailers. We recognize revenue from boat, motor, and trailer sales upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance of the boat, motor, or trailer by the customer and the satisfaction of our performance obligations. The transaction price is determined with the customer at the time of sale. Customers may trade in a used boat to apply toward the purchase of a new or used boat. The trade-in is a type of noncash consideration measured at fair value, based on external and internal observable and unobservable market data and applied as payment to the contract price for the purchased boat. At the time of acceptance, the customer is able to direct the use of, and obtain substantially all of, the benefits of the boat, motor, or trailer. We recognize commissions earned from a brokerage sale when the related brokerage transaction closes upon transfer of control of the boat, motor, or trailer to the customer, which is generally upon acceptance by the customer.

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of June 30, 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.3 million and $7.7 million as of September 30, 2023 and June 30, 2024, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Goods and services transferred at a point in time	88.1%	88.9%	100.0%	100.0%
Goods and services transferred over time	11.9%	11.1%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Goods and services transferred at a point in time	86.9%	87.5%	100.0%	100.0%
Goods and services transferred over time	13.1%	12.5%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended June 30, 2023			Three months ended June 30, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	69.3%	93.1%	70.9%	69.5%	98.4%	69.9%
Used boat sales	8.1%	5.3%	7.7%	9.0%	—	8.9%
Maintenance and repair services	4.7%	—	4.4%	4.2%	—	4.1%
Storage and charter rentals	5.7%	—	5.4%	5.7%	—	5.6%
Finance and insurance products	2.9%	—	2.8%	3.0%	—	3.0%
Parts and accessories	4.5%	0.9%	4.2%	4.0%	1.6%	4.0%
Brokerage sales	4.8%	0.7%	4.6%	4.6%	—	4.5%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine months ended June 30, 2023			Nine months ended June 30, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	68.4%	95.6%	70.0%	67.2%	98.7%	67.4%
Used boat sales	7.0%	3.1%	6.6%	9.5%	—	9.4%
Maintenance and repair services	5.0%	—	4.7%	4.7%	—	4.6%
Storage and charter rentals	7.1%	—	6.7%	6.9%	—	6.9%
Finance and insurance products	2.9%	—	2.8%	2.9%	—	2.9%
Parts and accessories	5.0%	0.6%	4.8%	4.5%	1.3%	4.5%
Brokerage sales	4.6%	0.7%	4.4%	4.3%	—	4.3%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended June 30, 2023	Three months ended June 30, 2024
	(Amounts in thousands)
Marina/storage locations	$70,082	$68,181
Locations without marina/storage	35,606	36,370
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$105,688	$104,551

	Nine months ended June 30, 2023	Nine months ended June 30, 2024
	(Amounts in thousands)
Marina/storage locations	$206,536	$209,504
Locations without marina/storage	96,230	89,220
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$302,766	$298,724

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2024, the weighted-average remaining lease term for our leases was approximately 21 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended June 30, 2023 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $8.2 million and $8.9 million, respectively. For the nine months ended June 30, 2023 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $22.5 million and $25.1 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2024, the weighted-average discount rate used was approximately 6.5%.

As of June 30, 2024, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2024 (remaining)	$3,833
2025	17,330
2026	15,857
2027	15,456
2028	14,815
Thereafter	267,082
Total lease payments	334,373
Less: interest	(198,895)
Present value of lease liabilities	$135,478

The following table sets forth supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
	2023	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,088	$13,787
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45,441	$4,906

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Nine Months Ended
	June 30,
	2023	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$6,857	$7,470
Variable lease income	$470	$536
Total rental income	$7,327	$8,006

As of June 30, 2024, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2024 (remaining)	$2,248
2025	6,808
2026	5,336
2027	3,526
2028	1,846
Thereafter	493
Total lease payments	$20,257

7.
INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, inventory deposits, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consist of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the lower of cost or net realizable value. If events occur and market conditions change, the net realizable value of our inventories could change.

Inventories consisted of the following as of:

	September 30, 2023	June 30, 2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$625,287	$754,481
In transit inventory and deposits	115,879	64,229
Parts, accessories, and other	18,712	16,551
Work-in-process	22,340	23,908
Raw materials	30,612	21,250
Inventories	$812,830	$880,419

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

In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction Company based on Central Florida's Gulf Coast. These acquisitions were purchased for an aggregate consideration of approximately $49.0 million (net of cash acquired of $0.1 million), including estimated contingent consideration of $9.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $1.9 million; and total goodwill recognized was approximately $26.8 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $13.6 million of goodwill related to these acquisitions is deductible for tax purposes.

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

In total, current and previous acquisitions have resulted in the recording of $599.5 million and $628.3 million in goodwill and other intangible assets as of September 30, 2023 and June 30, 2024, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. As of June 30, 2024, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the nine months ended June 30, 2024:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2023	$490,786	$69,034	$559,820
Goodwill acquired	29,335	—	29,335
Foreign currency translation	794	—	794
Balance as of June 30, 2024	$520,915	$69,034	$589,949

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

During the three months ended June 30, 2023 and 2024, we recognized an income tax provision of $15.5 million and $11.1 million, respectively. During the nine months ended June 30, 2023 and 2024, we recognized an income tax provision of $34.7 million and $11.5 million, respectively. The effective income tax rate for the three months ended June 30, 2023 and 2024 was 25.9% in both periods. The effective income tax rate for the nine months ended June 30, 2023 and 2024 was 26.9% and 25.2%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of June 30, 2024, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $86 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of June 30, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

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

As of June 30, 2024, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $701.2 million. As of June 30, 2024, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.4 million. As of September 30, 2023, our indebtedness associated with financing our inventory and working capital needs totaled approximately $538.7 million and included unamortized debt issuance costs of approximately $1.6 million.

As of September 30, 2023 and June 30, 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the 2022 Floor Plan and the current Floor Plan, was approximately 8.8%. As of June 30, 2024, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $4.3 million based upon the outstanding borrowing base availability (Floor Plan). As of June 30, 2024, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of June 30, 2024, we had approximately $14 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	September 30, 2023	June 30, 2024
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,907	$5,535
Mortgage facility payable to Seacoast National Bank bearing interest at 7.59% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	16,735	15,717
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	23,279	21,844
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $21.6 million at June 30, 2024.	—	—
Term loan payable to M&T Bank bearing interest at 6.83%. Requires quarterly principal and interest payments. Facility matures in August 2027.	377,500	355,000
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.39%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,478	1,445
Total long-term debt	424,899	399,541
Less: current portion	(33,767)	(33,766)
Less: unamortized portion of debt issuance costs	(1,901)	(1,637)
Long-term debt, net current portion and unamortized debt issuance costs	$389,231	$364,138

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

During the three months ended June 30, 2023 and 2024, we recognized stock-based compensation expense of approximately $5.5 million and $6.1 million, respectively, and for the nine months ended June 30, 2023 and 2024, we recognized stock-based compensation expense of approximately $15.7 million and $17.5 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2023 and 2024, was approximately $1.1 million and $2.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.
THE INCENTIVE STOCK PLANS:

In February 2023, our shareholders approved a proposal to amend our 2021 Plan (as defined below), to increase the total number of available shares by 1,300,000. In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 2,300,000 shares, plus: (i) any shares available for issuance and not subject to an award under our 2007 Stock-Based Compensation Plan (the "2007 Plan") or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2023 through June 30, 2024:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2023	1,984,588	54,750	$746	$20.96	2.5
Options cancelled/forfeited/expired	21,000	(21,000)		15.80
Options exercised	—	(7,500)		16.02
Restricted stock awards granted	(726,903)	—		—
Restricted stock awards forfeited	45,498	—		—
Additional shares of stock issued	(5,303)	—		—
Balance as of June 30, 2024	1,318,880	26,250	$235	$25.50	4.2
Exercisable as of June 30, 2024		24,583	$233	$26.18	4.0

During the nine months ended June 30, 2024, no options were granted. For the nine months ended June 30, 2023, 5,000 options were granted.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	5.4%	4.5%	5.4%
Volatility	46.4%	50.7%	47.0%	46.0%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2024, we have issued 1,381,608 shares of common stock under our Stock Purchase Plan.

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

The following table summarizes restricted stock award activity from September 30, 2023 through June 30, 2024:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2023	1,341,151	$35.02
Changes during the period:
Awards granted	726,903	$31.09
Awards vested	(161,446)	$20.64
Awards forfeited	(45,948)	$34.80
Non-vested balance as of June 30, 2024	1,860,660

As of June 30, 2024, we had approximately $29.0 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 1.8 years.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
Weighted average common shares outstanding used in calculating basic net income per share	21,885,400	22,268,758	21,831,350	22,254,619
Effect of dilutive options and non-vested restricted stock awards	542,043	780,339	489,919	697,615
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,427,443	23,049,097	22,321,269	22,952,234

For the three months ended June 30, 2023 and 2024, there were 11,089 and 10,000 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2023 and 2024, there were 12,639 and 11,751 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2024, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

Product Manufacturing. The Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2024	2023	2024
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$709,307	$752,171	$1,770,565	$1,855,433
Product Manufacturing	51,884	38,062	164,959	124,372
Elimination of intersegment revenue	(39,347)	(32,513)	(135,413)	(111,919)
Revenue	$721,844	$757,720	$1,800,111	$1,867,886
Income from operations:
Retail Operations	$68,050	$58,733	$158,514	$94,204
Product Manufacturing	5,089	(548)	17,834	2,508
Intersegment adjustments	1,442	2,842	(9,862)	4,715
Income from operations	$74,581	$61,027	$166,486	$101,427

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

All references to the “Company,” “MarineMax,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and its subsidiaries.

General

We believe we are the world’s largest recreational boat, yacht and superyacht services company. Through our over 75 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

In November 2021, we acquired Intrepid Powerboats, a manufacturer of powerboats, and Texas MasterCraft, a watersports dealer in Northern Texas. In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 50%, 51%, and 53% of our dealership revenue during fiscal 2021, 2022, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets. In addition, adverse conditions imposed by national, state and/or local governmental bodies, such as the recent seizure of the Cabo Marina, S. de R.L. de C.V. port in Mexico, could adversely affect, and in certain instances, have adversely affected, our operations in certain markets.

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

As of June 30, 2024, the Retail Operations segment includes the activity of over 75 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of June 30, 2024, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats produces customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2024, with the three and nine months ended June 30, 2023 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Revenue. Revenue increased $35.9 million, or 5.0%, to $757.7 million for the three months ended June 30, 2024, from $721.8 million for the three months ended June 30, 2023. The increase was due to an increase of $27.9 million, or 4%, in comparable-store sales, in addition to an $8.0 million net increase from acquisitions and new locations that are not eligible for inclusion in comparable-store sales. This was partially offset by a decrease in manufacturing revenue, which is not included in comparable retail store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $1.7 million, or 0.7%, to $242.1 million for the three months ended June 30, 2024, from $243.8 million for the three months ended June 30, 2023. Gross profit as a percentage of revenue decreased to 32.0% for the three months ended June 30, 2024, from 33.8% for the three months ended June 30, 2023. The decrease in gross profit as a percentage of revenue was primarily the result of lower new and used boat margins as we aggressively drove sales during a softer retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.9 million, or 7.0%, to $181.1 million for the three months ended June 30, 2024, from $169.2 million for the three months ended June 30, 2023. The increase in selling, general, and administrative expenses was primarily the result of inflation and recent acquisitions.

Interest Expense. Interest expense increased $3.4 million to $18.2 million for the three months ended June 30, 2024, from $14.8 million for the three months ended June 30, 2023. The increase in interest expense was primarily the result of increased interest rates and increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax expense decreased $4.4 million to $11.1 million, for the three months ended June 30, 2024, from $15.5 million for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2023 and 2024 was 25.9%.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

Revenue. Revenue increased $68.0 million, or 3.8%, to $1.868 billion for the nine months ended June 30, 2024, from $1.800 billion for the nine months ended June 30, 2023. The increase is due to a $59.8 million, or 3%, increase in comparable-store sales in addition to an $8.2 million net increase from acquisitions and new locations that are not eligible for inclusion in comparable-store sales. This was partially offset by a decrease in manufacturing revenue, which is not included in comparable retail store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $23.6 million, or 3.7%, to $608.0 million for the nine months ended June 30, 2024, from $631.6 million for the nine months ended June 30, 2023. Gross profit as a percentage of revenue decreased to 32.5% for the nine months ended June 30, 2024, from 35.1% for the nine months ended June 30, 2023. The decrease in gross profit was primarily the result of lower new and used boat margins, as we aggressively drove sales during a softer retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $41.5 million, or 8.9% to $506.6 million for the nine months ended June 30, 2024, from $465.1 million for the nine months ended June 30, 2023. The increase in selling, general, and administrative expenses was primarily the result of inflation and recent acquisitions.

Interest Expense. Interest expense increased $18.4 million to $56.0 million for the nine months ended June 30, 2024, from $37.6 million for the nine months ended June 30, 2023. The increase in interest expense was primarily the result of increased interest rates and increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax expense decreased $23.2 million, to $11.5 million for the nine months ended June 30, 2024, from $34.7 million for the nine months ended June 30, 2023. The effective income tax rate for the nine months ended June 30, 2024 and 2023 was 25.2% and 26.9%, respectively.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2024, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the nine months ended June 30, 2024 and 2023, cash used in operating activities was approximately $24.9 million and $196.9 million, respectively. For the nine months ended June 30, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the nine months ended June 30, 2023, cash used in operating activities was primarily related to increases in inventory and increases in accounts receivable, partially offset by decreases in customer deposits increases in accrued expenses, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, stock-based compensation expense, and gain on acquisition of previously held equity investment.

For the nine months ended June 30, 2024 and 2023, cash used in investing activities was approximately $64.8 million and $564.1 million, respectively. For the nine months ended June 30, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and acquisitions, partially offset by proceeds from insurance settlements. For the nine months ended June 30, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas, and to purchase investments, property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements and proceeds from investments.

For the nine months ended June 30, 2024 and 2023, cash provided by financing activities was approximately $130.1 million and $756.8 million, respectively. For the nine months ended June 30, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments, purchases of treasury stock, and payments on tax withholdings for equity awards. For the nine months ended June 30, 2023, cash provided by financing activities was primarily attributable to proceeds from long term debt, net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards.

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

As of June 30, 2024, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, including the current portion, totaled approximately $701.2 million and $364.1 million, respectively. As of June 30, 2024, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.4 million and $1.6 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

Impact of Seasonality and Weather on Operations

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. With the exception of Florida, we generally realize significantly lower sales, higher levels of inventories, and increased related short-term borrowings, which solely consisted of the Floor Plan, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings, which solely consisted of the Floor Plan, throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical

100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.6 million, $21.1 million, or $31.7 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of June 30, 2024 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2024, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs (2)
April 1, 2024 to April 30, 2024	53,127	$24.45	53,127	4,000,845
May 1, 2024 to May 31, 2024	34,089	$24.69	34,089	3,436,064
June 1, 2024 to June 30, 2024	-	-	-	3,023,142
Total	87,216	$24.55	87,216	3,023,142

(1) Under the terms of the share repurchase program announced on March 11, 2024, the Company is authorized to purchase up to $100 million of its common stock through March 31, 2026.

(2) The maximum number of shares that may be purchased is calculated based on the share price at the end of the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1*	Key Executive Retention Agreement, dated May 17, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

July 25, 2024	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)