Form 10-K
period 2024-09-30
MARINEMAX INC
filed 2024-11-14
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

Commission File Number 1-14173

MarineMax, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State of Incorporation)	(I.R.S. Employer Identification No.)

501 Brooker Creek Boulevard, Oldsmar, Florida 34677

(727) 531-1700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

The aggregate market value of common stock held by non-affiliates of the registrant (21,441,854 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $713,156,064. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 12, 2024, there were outstanding 22,594,565 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Tampa, Florida

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2024

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2025 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition and expansion strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies, like the utilization of our digital platform, are aligned with the desires of consumers and will position us to capitalize on future opportunities; our expectations regarding the growth of the boating market; our ability to reduce the impact of weather conditions and seasonality on our business; our ability to increase used boat sales through new boat sales efforts and our repair and maintenance services; our plans for retained earnings; the impact of our efforts to address weak market conditions on revenue; our ability to meet our liquidity and capital requirements; interest rate expectations and the expected impacts of legal proceedings, environmental liabilities and changes in accounting assumptions on our business. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Unless expressly indicated or the context requires otherwise, the terms “MarineMax,” “Company,” “we,” “us,” and “our” in this document refer to MarineMax, Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

Our Company

We believe we are the world’s largest recreational boat, yacht and superyacht services company. As of September 30, 2024, we have over 120 locations worldwide, including over 75 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2024, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

As of September 30, 2024, the Retail Operations segment included the activity of over 75 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales and yacht charter services. In the British Virgin Islands, we offer the charter of power catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. IGY Marinas is also included in this segment. IGY Marinas maintains a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

As of September 30, 2024, the Product Manufacturing segment included activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and Intrepid Powerboats. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats, which incorporate the desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

In October 2022, we completed the acquisition of IGY Marinas. In December 2022, we acquired Midcoast Construction Enterprises, LLC ("Midcoast Marine Group"), a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired Atalanta Golden Yachts ("AGY"), a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA (“Williams”), a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida. In October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 20% of our revenue in fiscal 2024. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 9% and 9%, respectively, of our revenue in fiscal 2024. Brunswick is a world leading manufacturer of marine products and marine engines. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in many of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately

8% of our revenue in fiscal 2024. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

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

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 35 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2024 was approximately $327,000, an increase from approximately $306,000 in fiscal 2023, compared with the industry average selling price for calendar 2023 of approximately $90,000 based on industry data published by the National Marine Manufacturers Association. We consider a store to be one or more retail locations that are adjacent or operate as one entity or a superyacht services region. Same-store sales include all stores that were open and operated throughout both the current and comparative prior period. Our same-store sales increased 5% in fiscal 2022, decreased 2% in fiscal 2023, and increased 1% in fiscal 2024.

The U.S. recreational boating industry generated approximately $57.7 billion in retail sales in calendar 2023, which is below the former peak of $59.3 billion in calendar 2022. These retail sales include sales of new and used boats; marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, and accessories accounted for approximately $45.4 billion of these sales in 2023 based on industry data from the National Marine Manufacturers Association. The highly-fragmented retail boating industry generally consists of small dealers that operate in a single market and provide varying degrees of merchandising, professional management, and customer service. We believe that many small dealers find it increasingly difficult to make the managerial and capital commitments necessary to achieve higher customer service levels and upgrade systems and facilities as required by boat manufacturers and often demanded by customers. We also believe that many dealers lack an exit strategy for their owners. We believe these factors contribute to our opportunity to gain a competitive advantage in current and future markets, through market expansions and acquisitions.

Material Updates to Our Strategy

Our business strategy is focused on achieving sustainable, profitable growth and improving operational efficiency through the development of strong customer relationships and an expanded global presence within the recreational marine market. Established in 1988 as a U.S.-based recreational boat and yacht dealership, more recently, starting in 2019, we have broadened our international footprint and diversified our asset portfolio through strategic acquisitions of higher-margin businesses within the marine industry. Our portfolio includes a wide array of marine services, such as marina operations, storage solutions, finance and insurance services, superyacht brokerage and chartering, construction, boat manufacturing, and digital technology platforms. IGY Marinas (“IGY”), which we believe to be the only global marina operator, provides a network of marina locations across the Americas, the Caribbean, Europe, and Asia. Many of our revenue streams, including IGY, reinforce our vertically integrated model and allow us to support customers across the entire recreational marine value chain.

We further advanced our growth strategy in fiscal 2024, acquiring a controlling interest in Atalanta Golden Yachts (“AGY”), a prominent yacht charter management company in Greece. This acquisition complements our existing superyacht brokerage and luxury yacht offerings. We also enhanced the operational efficiencies of our superyacht brands by establishing a SuperYacht Division, which consolidates back-office functions across AGY, Fraser Yachts, Northrop & Johnson, Fairport Yacht Management, and SuperYacht Management, creating a unified support infrastructure. In addition, we acquired Williams , a leading distributor and retailer of rigid inflatable jet tenders for the luxury yacht market. And in August 2024, we executed an asset exchange agreement with MasterCraft Boat Holdings, Inc., securing exclusive rights to the Aviara brand of luxury dayboats.

Further, in fiscal 2024, we continued to advance our digital technology initiatives. Through platforms such as Boatzon and Boatyard, which are proprietary customer experience solutions tailored for the marine industry, and with the support of our technology-focused entity, New Wave Innovations, we aim to enhance customer engagement and drive additional value across our portfolio.

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 35 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions and our superyacht service locations, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and previous depressed economic conditions, we have closed 82 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 7 during the last three fiscal years.

The following table sets forth information regarding the businesses and assets that we have acquired and their geographic regions from fiscal year 2011 through September 30, 2024.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	Worldwide
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	Worldwide
Private Insurance Services	July 2020	Worldwide
SkipperBud’s & Silver Seas Yachts	October 2020	Great Lakes region and West Coast United States
Cruisers Yachts	May 2021	Worldwide
Nisswa Marine	July 2021	Minnesota
Intrepid Powerboats	November 2021	Worldwide
Texas MasterCraft	November 2021	Texas
Superyacht Management, S.A.R.L.	April 2022	France
Endeavour Marina	August 2022	Texas
IGY Marinas	October 2022	Worldwide
Midcoast Marine Group	December 2022	Florida
Boatzon	January 2023	Worldwide
C&C Boat Works	June 2023	Minnesota
Atalanta Global Yachts	October 2023	Worldwide
Williams Tenders USA	January 2024	Worldwide
Native Marine	March 2024	Florida Keys
Aviara	October 2024	Worldwide

In addition to acquiring recreational boat dealers, superyacht service companies, boat manufacturers, marinas, and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Boston Whaler	2006	New York
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	West Central Florida and Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Azimut	2012	United States other than where previously held
Scout	2012	Southeast Florida, Maryland, and New Jersey
Sailfish	2013	New Jersey
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	Texas, New York
Aquila	2014	North America, South America and Caribbean
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Boston Whaler	2016	Parts of Massachusetts, Connecticut, and Rhode Island
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018-2021	South Carolina (2018), Wisconsin and Illinois (2021)
MJM Yachts	2019	Florida, Missouri, Massachusetts, North Carolina, South Carolina and Georgia
Bayliner	2019-2021	Texas (2019); Wisconsin, Illinois, Michigan and Ohio (2021)
Barletta	2021	Wisconsin, Illinois, Detroit, and Michigan
Four Winns	2021	Wisconsin, Illinois, Ohio and Detroit, Michigan
Harris	2021	Wisconsin, Illinois, Grand Rapids, Michigan and Ohio
Sea Ray	2021	Wisconsin, Illinois, Michigan, and Ohio
Starcraft	2021	Wisconsin, Illinois & Michigan
Sylvan	2021	Wisconsin, Illinois, & Eastern Michigan
Tiara	2021	Wisconsin, Illinois, Michigan, California & Ohio
Princess	2021	California and Seattle, Washington
Yamaha Jet Boats	2021	Wisconsin
Edgewater	2021	Newport Beach, California
Gran Turismo	2021	Michigan and Ohio
Antares	2021	Michigan and Ohio
Beneteau Flyer	2021	Michigan and Ohio
Cruisers Yachts (1)	2021	Worldwide
Chris-Craft, Moomba, Supra	2021	Minnesota
Saxdor	2021	North America
Bertram	2021	United States and Canada with certain exceptions
Premier	2021-2022	Minnesota (2021), Texas (2022)
Mastercraft	2021-2022	Wisconsin and Illinois (2021), Minnesota (2021), North Texas (2022)
Boston Whaler	2022	Minnesota
Intrepid Powerboats (1)	2022	Worldwide
Wider Yachts	2022	North America
World Cat	2022	Wisconsin, Illinois, & Michigan
Cobalt	2023	Minnesota
Premier	2023	Georgia
Boston Whaler	2023	North Carolina and South Carolina
Aviara (1)	2019-2024	United States (2019), Worldwide (2024)

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $57.7 billion in retail sales in calendar 2023, which is below the former peak of $59.3 billion in calendar 2022. The retail sales include sales of new and used recreational boats; marine products, such as engines, trailers, parts, and accessories; and related boating expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers, equipment, and accessories accounted for approximately $45.4 billion of such sales in calendar 2023. To provide historical perspective, annual retail recreational boating sales were $17.9 billion in 1988, but declined to a low of $10.3 billion in 1992 based on industry data published by the National Marine Manufacturers Association. We believe this decline was attributable to several factors, including a recession, the Gulf War, and the imposition throughout 1991 and 1992 of a luxury tax on boats sold at prices in excess of $100,000. The luxury tax was repealed in 1993, and retail boating sales increased each year thereafter except for 1998, 2003, and 2007 through 2010. We believe recreational boating has a natural appeal to consumers, along with other outdoor activities, and that the recreational boating market will continue to grow in favorable economic conditions absent any unusual industry headwinds (see Risk Factors).

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 20% of our revenue in fiscal 2024. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 9% and 9%, respectively, of our revenue in fiscal 2024. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 8% of our revenue in fiscal 2024. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through a direct-to-consumer model. During fiscal 2024, new boat sales, including sales of Cruisers Yachts and Intrepid Powerboats, accounted for approximately 66.6% or $1.6198 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2024 average new boat sales price of approximately $327,000, an increase from approximately $306,000 in fiscal 2023, compared with an estimated industry average selling price for calendar 2023 of approximately $90,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
E-Power Yachts
Wider Yachts	92' to 230'	10,000,000+
Motor Yachts
Azimut	42' to 120'+	1,600,000 to 26,000,000+
Ocean Alexander Yachts	88’ to 120’+	10,00,000 to 25,000,000+
Princess	35' to 95'+	700,000 to 10,000,000+
Yacht Tenders
Williams Jet Tenders	9’ to 20’	30,000 to 250,000+
Pleasure Boats
Sea Ray	19’ to 40’	58,000 to 1,200,000+
Bayliner	15' to 24'	20,000 to 110,000
Cobalt	23' to 35'	110,000 to 500,000
Chris-Craft	24' to 28'	220,000 to 330,000
Aquila	28’ to 72’	300,000 to 7,000,000+
Galeon	32’ to 80’	750,000 to 8,500,000+
Saxdor	20' to 40'	50,000 to 600,000
MJM Yachts	35’ to 50’+	700,000 to 2,000,000+
Aviara (1)	28’ to 40’	250,000 to 1,300,000+
Cruisers Yachts (1)	34' to 60'	700,000 to 3,800,000+
Tiara	34' to 60'	600,000 to 3,500,000+
Four Winns	20' to 38'	60,000 to 600,000+
Intrepid Powerboats (1)	30' to 51'	330,000 to 2,000,000+
Pontoon Boats
Harris	19’ to 30’	50,000 to 250,000+
Crest	20’ to 27’	50,000 to 250,000+
Bennington	17’ to 30’	30,000 to 350,000
Barletta	20' to 28'	60,000 to 250,000
Premier	21' to 33'	50,000 to 375,000
Starcraft	18' to 25'	25,000 to 100,000
Sylvan	18' to 25'	25,000 to 100,000
Fishing Boats
Boston Whaler	13’ to 42’	25,000 to 2,000,000+
Bertram	28' to 39'	350,000 to 1,300,000
Grady White	18’ to 45’	80,000 to 1,900,000
Scout	17’ to 53’	50,000 to 3,500,000+
Sailfish	19’ to 36’	120,000 to 700,000+
Ski Boats
Nautique by Correct Craft	20’ to 25’	170,000 to 525,000+
Mastercraft	20’ to 26’	140,000 to 430,000
Jet Boats
Yamaha Jet Boats	19’ to 27’	40,000 to 160,000

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

Yacht Tenders. Williams Jet Tenders is the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. We believe Williams Jet Tenders is a name synonymous with unparalleled luxury in the European and American yacht industry, that blends quality, style and service, and is known for its safe versatile jet propulsion system.

Pleasure Boats. Sea Ray pleasure boats target both the luxury and the family recreational boating markets and come in a variety of configurations designed to suit each customer’s particular recreational boating style. Sea Ray pleasure boats feature custom instrumentation that may include an electronics package; various hull, deck, and cockpit designs that can include a swim platform; bow pulpit and raised bridge; and various amenities, such as swivel bucket helm seats, lounge seats, sun pads, wet bars, built-in ice chests, and refreshment centers. Most Sea Ray pleasure boats feature Mercury or MerCruiser engines. Sea Ray is the world's leading creator of superior quality pleasure boats, offering a variety of hulls with versatility in each model. We believe Bayliner offers quality materials, and features dedicated storage spaces, optimal performance and efficiency engines and quality electronics, ensuring accurate navigation. Cobalt Boats, an American manufacturer of recreational boats, has found continued success through investments in innovation and manufacturing capability. Chris-Craft is an American boat manufacturer which primarily produces classic wooden boats built with high quality materials. Each boat is crafted by highly experienced and detail-oriented designers to achieve timeless beauty and passenger comfort. Galeon specializes in luxury yacht and motorboats with over thirty years of experience and is one of Europe’s leading and premier boat manufacturers. We believe Galeon yachts combine the latest technology, hand crafted excellence, attention to detail, superb performance, and great innovative designs with modern styling and convenience. Aquila power catamarans provide form, function, and offer practicality and comfort with innovation. Saxdor Yachts is a Finnish premium boat producer whose philosophy can be described as a combination of Italian cutting-edge design, American functionality, German quality, French competitive pricing and the Scandinavian way of boating. MJM Yachts combine speed, performance, greater stability, innovative designs and layouts, along with comforts and space for entertaining in addition to a patent protected MJM signature look. Aviara is focused on the production of vessels 30-feet and over with the goal of creating an elevated open water experience by fusing progressive style, comfort, and luxury. Cruisers Yachts is continuously building innovative, quality, hand-crafted, American made sport yacht and yachts with the stylish and luxurious Cantius series of boats as well as sleek and powerful outboard models. Tiara Yachts manufactures handcrafted, American-made luxury yachts designed for performance and comfort. Four Winns manufactures quality runabouts, bowriders, yachts and tow sport boats. Intrepid Powerboats uses advanced composite construction to make each boat unique to its owner as well as stronger, faster and more fuel-efficient to deliver a safe, smooth, dry ride on the water.

Pontoon Boats. Harris is a pontoon industry leader and offers a variety of some of the most innovative, luxurious, and premium pontoon models to fit boaters’ needs. Harris is known for exceptional performance combined with a stable and safe platform. Crest provides a variety of pontoon models that are designed to provide high levels of quality, safety, style and comfort to meet family recreational needs. Bennington offers what we believe to be industry leading design, craftsmanship, and a quiet, smooth, ride. Barletta offers quality construction, simple yet refined models, and customer focused amenities. Premier designs and manufactures world-class pontoons, featuring luxury furniture, creative seating configurations, premium flooring, and premium technology for navigational and recreational purposes. Starcraft is a leading boat manufacturer with a long history of continuous improvements to fiberglass hull design and a dedication to providing pontoon, runabouts, and deck boat models for families and watersport enthusiasts. Sylvan builds quality, innovative, high performance pontoon boats. With a variety of designs and options, the pontoon boats we offer appeal to a broad audience of pontoon boat enthusiasts and existing customers.

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

Ski Boats. The ski boats we offer are Nautique by Correct Craft and Mastercraft, which range from entry level models to advanced models and all of which are designed to achieve an ultimate wake for increased skiing, surfing, and wakeboarding performance and safety. With a variety of designs and options, Nautique and Mastercraft ski boats appeal to the competitive and recreational user alike.

Jet Boats. Yamaha jet boats are designed to offer a reliable, high performing, internal propulsion system with superior handling. Yamaha is a worldwide leader in jet boats. With a variety of designs and options, the jet boats we offer appeal to a broad audience of jet boat enthusiasts and existing customers.

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2024, used boat sales accounted for 9.7% or approximately $236.1 million of our revenue.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 4.5% or $109.0 million of our fiscal 2024 revenue.

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

Maintenance, repair, rent, and storage services accounted for approximately 9.7% or $236.5 million of our revenue during fiscal 2024 of which, approximately 3.0% or $72.3 million related to repair services, approximately 1.3% or $31.9 million related to parts and accessories for repairs, and approximately 5.4% or $132.3 million related to income from rent and storage service rentals.

F&I Products

At each of our retail locations, various offsite locations, and through Newcoast Financial Services, where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, trailer tire and wheel protection, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually 0 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

During fiscal 2024, fee income generated from F&I products accounted for approximately 3.1% or $74.5 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht brokerage. During fiscal 2024, brokerage sales commissions accounted for approximately 4.7% or $114.0 million of our revenue.

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

Yacht Charter

In 2011 we launched a yacht charter business in which we offer customers the opportunity to charter catamarans in exotic destinations, starting with our initial location in the British Virgin Islands. In this business, we sell specifically designed yachts to third parties for inclusion in our yacht charter fleet; enter into yacht management agreements under which yacht owners enable us to put their yachts in our yacht charter program for a period of several years for a fixed monthly fee payable by us, or a variable monthly fee based on charter revenue payable by us or payable to us depending on revenue earned during the month; provide our services in storing, insuring, and maintaining their yachts; and charter these yachts to vacation customers at agreed fees payable to us. The yacht owners are able to utilize the yachts for personal use for a designated number of weeks during the terms of the management agreement and take possession of their yachts following the expiration of the yacht management agreements.

In addition to the specific business we launched in the British Virgin Islands, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2024, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 1.7% or $41.2 million of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Product Manufacturing

Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Additionally, Cruisers Yachts has assumed the rights to MasterCraft’s Aviara brand of luxury day boats. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, reflecting the unique desires of each individual owner. Intrepid Powerboats follows a direct-to-consumer distribution model.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through over 75 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories; a business office to assist customers in arranging financing and insurance; maintenance and repair facilities; and, at certain retail locations, boat storage services, including in-water slip storage and inside and outside land storage.

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

State	Waterfront properties
California	Newport Bay	San Diego Bay
Richardson Bay
Connecticut	Norwalk Harbor	Westbrook Harbor
Florida	Intracoastal Waterway	Atlantic Ocean
	Boca Ciega Bay	Caloosahatchee River
	Naples Bay	Tampa Bay
	Pensacola Bay	Saint Andrews Bay
Florida Keys
Georgia	Lake Lanier	Wilmington River
Illinois	Lake Michigan	Lake Marie
Maryland	Chesapeake Bay
Massachusetts	Town River
Michigan	Saginaw River	Lake St. Clair
	Cass Lake	Spring Lake
Lake Fenton
Minnesota	Lake Minnetonka
Cross Lake
Missouri	Lake of the Ozarks
New Jersey	Barnegat Bay	Manasquan River
Little Egg Harbor Bay
New York	Huntington Harbor
North Carolina	Masonboro Inlet
Ohio	Lake Erie
Oklahoma	Grand Lake
Rhode Island	Newport Harbor
South Carolina	Lake Wylie
Texas	Clear Lake	Lake Lewisville
Washington	Lake Union
Wisconsin	Sturgeon Bay	Lake Mendota
	Kinnickinnic River	Lake Butte Des Mortes

Additionally, through IGY Marinas we own and manage luxury marinas situated around the world. The following table sets forth certain of our owned and managed luxury marinas.

Location	Luxury Marinas
Colombia	Marina Santa Marta
Costa Rica	Marina Bahia Golfito
England	St. Katharine Docks
France	IGY Sète Marina	IGY Vieux – Port de Cannes
Italy, Sardinia	IGY Portisco Marina	Marina Di Porto Cervo
Mexico	Marina Cabo San Lucas
Panama	Red Frog Beach Island Marina
Providenciales, Turks & Caicos	Blue Haven Marina
Kingdom of Saudi Arabia	Sindalah Marina
Spain	IGY Málaga Marina	Málaga San Andres Marina
IGY Ibiza Marina
St. Maarten	Yacht Club Isle de Sol	Simpson Bay Marina
St. Lucia	Rodney Bay Marina
United States, Florida	Yacht Haven Grande Miami at Island Gardens	Maximo Marina, St. Petersburg
United States, Georgia	IGY Savannah Harbor Marina
United States, New York	North Cove Marina at Brookfield Place
United States Virgin Islands, Saint Thomas	Yacht Haven Grande	American Yacht Harbor

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

In fiscal 2024, sales of new Brunswick and Azimut boats and yachts accounted for approximately 20% and 8% of our revenue, respectively. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 9% and 9%, respectively, of our revenue in fiscal 2024. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2024.

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

Technology Platform

We believe that our technology platform, which is utilized by our companies and dealerships and that is continually developed with the latest capabilities, strategically enhances our ability to successfully integrate the operations of our companies and future acquisitions, facilitates secure interchange of information, and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, marketing and sales management. We manage each company’s operations with the platform to execute at the highest level, continually grow, and deliver exceptional customers experiences. Sales representatives use the platform to gain strategic competitive insights, automatically generate follow-up activities, facilitate the availability of Company-wide products and services and monitor the maintenance and service needs of customers’ boats. Company representatives also utilize the platform to provide access to financing and insurance products, proactively schedule services and continually communicate with customers. We mitigate cybersecurity risks by employing extensive measures, including but not limited to employee training, protective technologies, monitoring and testing, external assessment services and maintenance of protective systems and contingency plans. While we have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure that such measures will provide absolute security. See “Item 1C. Cybersecurity” included in this report for a discussion of our cybersecurity procedures and policies.

Human Capital Resources

As of September 30, 2024, we had 4,050 employees, 2,942 (73%) of whom were in store-level operations, 738 (18%) of whom were in manufacturing operations, and 370 (9%) of whom were in corporate administration and operational management. We are not a party to any collective bargaining agreements. We consider our relations with our employees to be excellent, and we earned certification as a Great Place To Work TM in 2024.

In managing the business, we devote substantial efforts to recruit employees that we believe to be exceptionally well qualified for their position. We also train our employees to understand our core retail philosophies, which focus on making the purchase of a boat or yacht and their subsequent use as hassle-free and enjoyable as possible. Through our MarineMax Academy, we teach our retail philosophies to existing and new employees at various locations and through our online platform. MarineMax Academy offers synchronous and asynchronous instruction options to meet the needs of all team members. The learning modules kick off with a customized onboarding experience and then focus on our retailing philosophies, including instruction on such matters as the sales process, customer service, F&I, accounting, leadership, safety, compliance, and human resources. We also have a specialized service training center and program in Clearwater, Florida where we offer apprenticeship programs and train our service technicians in best practices. We have partnered with the State of Florida to expand our marine apprenticeship offerings across other locations throughout the state.

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2024, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 21%, 25%, 30%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024. Although our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

Corporate Social Responsibility

Our commitment to social responsibility is outlined in our “Human Rights Policy.” Our Human Rights Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Human Rights Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC). Our Human Rights Policy is reviewed by our Board of Directors on an annual basis or more frequently as needed. We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our shareholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves on supporting our local communities both on and off the water. Our stores support their communities through multiple activities including “fill the boat” toy and school supply drives, working with local hospitals and non-profits, and participating in youth sports and civic organizations. One significant way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. In addition, we support humanitarian aid to locations in the United States and other countries through organizations such as the Red Cross. We also partner with the American Cancer Society to support Breast Cancer Awareness Month and cancer screenings across all of our retail operations.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 14, 2024:

Name	Age	Position
William Brett McGill	56	Chief Executive Officer, President and Director
Michael H. McLamb	59	Executive Vice President, Chief Financial Officer, Secretary, and Director
Charles A. Cashman	61	Executive Vice President and Chief Revenue Officer
Anthony E. Cassella, Jr	55	Executive Vice President Finance and Chief Accounting Officer
Shawn Berg	54	Executive Vice President and Chief Digital Officer
Kyle G. Langbehn	50	Executive Vice President and President of Retail Operations
Manuel A. Alvare	48	General Counsel

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

Manuel A. Alvare has served as General Counsel since May 2024, after serving as the company’s Vice President of Legal Affairs since October 2021. Mr. Alvare was appointed as an executive officer of MarineMax by our Board of Directors in May 2024. Mr. Alvare joined MarineMax as Corporate Counsel in 2018 after a distinguished career serving as in-house counsel for several Florida companies in a wide range of industries. During his tenure at MarineMax, he has overseen legal work related to the Company’s acquisitions, brand expansions, domestic and international growth, and numerous other strategic initiatives.

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

Approximately 20% of our revenue in fiscal 2024 resulted from sales of new boats manufactured by Brunswick, including approximately 9% from Brunswick’s Sea Ray division, 9% from Brunswick’s Boston Whaler division, and approximately 2% from Brunswick’s other divisions. Additionally, approximately 8% of our revenue in fiscal 2024 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2024 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

Over the three-year period ended September 30, 2024, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 21%, 25%, 30%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

The failure to receive rebates and other dealer incentives (interest assistance and co-op assistance) on inventory purchases or retail sales could substantially reduce our margins.

We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations, delayed payments, or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive, whether relating to the ability of manufacturers to pay or our ability to qualify for such incentive programs, could increase the effective cost of our boat purchases, reduce our margins and competitive position, and have a material adverse effect on our financial performance.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, such as corporate downsizing, military base closings, and inclement weather such as hurricanes or other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, or Hurricanes Helene and Milton in 2024, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

More recently, inflation has increased in the United States and throughout the world although it has slowly decreased since its peak in 2022. High inflation has affected the prices manufacturers charge us, as well as the prices that we charge our customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance.

Our sales have been, and may further be, adversely impacted by recent increases in interest rates and adverse changes in fiscal policy or credit market conditions.

Fiscal and monetary policy have had a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, have negatively affected, and may further negatively affect, our industries, businesses, and overall financial condition. Changes by the Federal Reserve to raise its benchmark interest rate beginning in 2022 have resulted in significantly higher long-term interest rates, which has negatively impacted, and may further negatively impact, our customers’ willingness or desire to purchase our products. However, the Federal Reserve recently cut interest rates in September 2024 and more interest rate cuts are expected. While credit availability is currently adequate to support demand, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales and materially impact our financial condition and results of operations.

Inflation could adversely affect our financial results.

The market prices of certain materials and components used by us and our suppliers in manufacturing our products can be volatile. Significant increases in inflation, particularly those related to wages and increases in the cost of raw materials, may have an adverse impact on the business, financial condition, and results of operations of us or our suppliers, and our suppliers may in turn pass such increases along to us by raising the cost of our inventories. In addition, new boat buyers often finance their purchases. Inflation, along with a rise in interest rates, could translate into an increased cost of boat ownership. Although inflation has decreased since its peak in 2022, if inflation continues to occur and if the Federal Reserve fails to cut interest rates further or raises interest rates again, prospective consumers may choose to forego or delay their purchases or buy a less expensive boat in the event credit is not available to finance their boat purchases.

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

Since March 1, 1998, we have acquired 35 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. Each acquired dealer and entity operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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
•
national and international conflicts, including the Israel-Hamas War and the Russia/Ukraine conflict, foreign policy changes, political or economic instability, or terrorist acts;
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

As a result of the foregoing, we cannot assure that the IGY Marinas acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the IGY Marinas acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

The Ukraine and Middle East conflicts could have a significant adverse effect on our business, results of operations, financial condition, and cash flow in the future.

The Ukraine and Middle East conflicts raise a host of potential threats and risk factors to our business. Even though we do not conduct significant business directly in Ukraine or Russia, IGY manages a marina in the Middle East (Asia). Sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. Many companies have ceased all operations in Russia with significant expected short-term and long-term losses. This has had, will likely continue to have, a negative impact on the global economy and has affected, and will likely continue to affect, economic and capital markets. A downturn in the economy could adversely affect our financial performance.

Geopolitical issues around the world can impact macroeconomic conditions and could have a material adverse impact on our financial results. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. The ultimate impact of the conflicts in Ukraine and the Middle East on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. Higher energy costs result in increases in operating expenses at our manufacturing facilities, in the expense of shipping raw materials to our facilities, and in the expense of shipping products to our customers. In addition, increases in energy costs may adversely affect the pricing and availability of petroleum-based raw materials, such as resins and foams that are used in manufacturing.

Risks Related to Our Operations

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the ability and willingness of our customers to finance boat purchases.

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the Amended Credit Agreement to purchase and maintain our inventory of boats. The Amended Credit Agreement provides the Company a line of credit with asset based borrowing availability of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million, a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. None of our real estate has been pledged for collateral for the Amended Credit Agreement. As of September 30, 2024, we were in compliance with all of the covenants under the Amended Credit Agreement and our additional available borrowings under the Amended Credit Agreement was approximately $1.5 million based upon the outstanding borrowing base availability.

Our ability to borrow under the Amended Credit Agreement depends on our ability to continue to satisfy our covenants and other obligations under the Amended Credit Agreement and the ability for our manufacturers to be approved vendors under our Amended Credit Agreement. The variable interest rate under our Amended Credit Agreement will fluctuate with changing market conditions and, accordingly, our interest expense will increase as interest rates rise. Although the Federal Reserve recently cut interest rates, a significant increase in interest rates could have a material adverse effect on our operating results. The aging of our inventory limits our borrowing capacity as defined provisions in the Amended Credit Agreement reduce the allowable advance rate as our inventory ages. Depressed economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to maintain compliance with our debt covenants and to utilize the Amended Credit Agreement to fund our operations. Any inability to utilize the Amended Credit Agreement or the acceleration of amounts owed, resulting from a covenant violation, insufficient collateral, or lender difficulties, could require us to seek other sources of funding to repay amounts outstanding under the Amended Credit Agreement or replace or supplement the Amended Credit Agreement, which may not be possible at all or under commercially reasonable terms.

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

Customers consider safety and reliability a primary concern in selecting a yacht charter provider. The yacht charter business may present a number of safety risks including, but not limited to, catastrophic disaster, adverse weather and marine conditions, such as Hurricanes Helene and Milton in 2024, mechanical failure and collision, and public health issues. If we are unable to maintain acceptable records for safety and reliability, our ability to retain current customers and attract new customers may be adversely affected. Additionally, any safety issue encountered during a yacht charter may result in claims against us as well as negative publicity. These events could have a material adverse effect on the competitive position and financial performance of both our yacht charter business and our core retail sales business.

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

Adverse federal tax, state tax, or governmental regulations and policies can have a negative effect on us.

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

In addition, increases in the United States corporate income tax rates would have an adverse effect on our financial performance and financial condition. Further, related increases in capital gains rates, taxes on unrealized capital gains, or personal income tax rates could have an adverse effect on the buying power of potential customers and therefore an adverse effect on our financial performance and financial condition. Additionally, overly burdensome laws, rules, or policies governing the use of recreational boats or yachts in coastal areas and other waterways could adversely affect demand for our products and services.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2024, we have approximately $533 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 51%, 53% and 53% of our dealership revenue during fiscal 2022, 2023, and 2024, respectively, could have a major impact on our operations.

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

Risks Related to Cybersecurity

Increased cybersecurity requirements, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

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

Increased global cybersecurity threats and more sophisticated and targeted cyber-related attacks (including ransomware) pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, social engineering or other forms of deceiving our team members, contractors, vendors, and temporary staff. While we attempt to mitigate these risks by employing extensive measures, including employee training, defensive systems, proactive monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. See “Item 1C. Cybersecurity” included in this report for a discussion of our cybersecurity procedures and policies.

We may also have access to sensitive, confidential or personal data or information that is subject to privacy, security laws, and regulations. Despite our efforts to protect sensitive, confidential or personal data or information, we and our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 12, 2024 and a Current Report on Form 8-K/A filed with the SEC on April 1, 2024, we experienced a cybersecurity incident (the “Incident”) whereby a cybercrime organization accessed a limited portion of our information environment that included some personally identifiable information. Although as of the date of this Annual Report on Form 10-K, the incident has not resulted in material impacts to the Company’s operations, financial conditions or results of operations, the

Company remains subject to risks and uncertainties as a result of the incident and any future instances of unauthorized access to our information environment could have material adverse effects on our business.

It is possible that we or our third-party service providers might not be aware of a successful cyber-related attack on our systems until well after the incident. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, and could adversely affect our business, financial condition, and results of operations. Depending on the nature of the data compromised, we may have obligations to notify customers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident, which could result in material reputational damage to us. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of an outage or breach of our technology platform or a cybersecurity event.

We are also subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation, effective May 2018, the California Consumer Privacy Act, effective January 2020, other similar state Consumer Privacy regulations, and new SEC cybersecurity-related disclosures adopted in July 2023. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

Risks Related to Our Common Stock

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Company maintains a stock repurchase plan authorizing the Company to purchase up to $100 million of its common stock through March 2026. There is no guarantee that our stock repurchase plans will be able to successfully mitigate the dilutive effect of stock options and stock-based grants. The success of our stock repurchase plans is based upon a number of factors, including the price and availability of the Company’s stock, general market conditions, the nature of other investment opportunities available to us from time to time, and the availability of cash.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes and is monitored as an enterprise risk. The Company’s Board of Directors (the “Board”), with the input of management, oversees the Company’s internal controls and processes, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats.

Our comprehensive cybersecurity program includes, but is not limited to, standards and procedures for vulnerability management, user training, security assessments and testing, business continuity planning, encryption of sensitive data, physical security, user access controls, vendor risk management, teleworking, user device management and proactive systems, data and activity monitoring, and incident response. A limited scope of third-party service providers are involved in supporting our business and, where appropriate, we have established standards and procedures to ensure commercial best practices, audit, risk management, and strict contractual controls are in place and followed. Comprehensive contingency, recovery, and continuity plans are in place to ensure the ongoing provision of services to customers in the event of a cybersecurity incident.

Our Executive Vice President and Chief Digital Officer, (the “CDO”), Shawn C. Berg, is responsible for managing the Company’s cybersecurity risk and cybersecurity program. Shawn Berg has served as Chief Digital Officer since April 2019 overseeing the Company’s Technology, Marketing, and Digital Business operations. Mr. Berg was appointed as an executive officer of MarineMax by our Board in October 2022. Previously he served as Vice President of Technology after joining MarineMax in 2017. Mr. Berg has over 30 years of experience, including multiple officer-level positions, of invaluable experience in information technology and security.

Our Technology Group monitors material risks over time and updates the Company’s mitigation measures as appropriate. The Technology Group also regularly reports to the CDO and other key executives, as identified in the incident response plan, on the status of material risks, mitigation measures, and incidents related to such risks.

The CDO provides the Board with ongoing security updates, which include notable changes to program plans, changes to the risk environment, information regarding material incidents that may have occurred, reports on recent assessments of our security controls, and details regarding forward-looking plans and strategies to mitigate cyber risk.

The Company has been subject to cybersecurity threats in the past, including the Incident. We believe the impacts of the Incident were not material to MarineMax’s financial condition or results of operations. In addition, as of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Notwithstanding our vigilant cybersecurity measures, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor in Item 1A. Risk Factor in this report, titled “Increased cybersecurity requirements, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event”.

Item 2. Properties

The Retail Operations segment includes our leased corporate offices in Clearwater, Florida. We also lease 46 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own 38 properties associated with the retail locations we operate. Additionally, we have six retail locations that are currently leased to a third-party or are held for sale. A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yachts Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of the date of this report.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
Newport Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,400	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 42 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze (3)	Company owned	18,000	Retail and Service, 12 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 18 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 10 wet slips	1991	Port Everglades
Fort Walton Beach	Company owned	4,500	Retail and service; 14 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, marina and storage; 124 wet slips	1983	Caloosahatchee River
Islamorada	Third-party lease	500	Retail, service	2023	Florida Keys
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Jupiter	Third-party lease	2,187	Retail and service	2023	Loxahatchee River
Key Largo	Third-party lease	8,900	Retail and service; 24 wet slips	2002	Card Sound
Miami	Company owned	7,200	Retail and service; 17 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 12 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 17 wet slips	1997	Naples Bay
North Palm Beach	Third-party lease	1,000	Retail only	2016	Intracoastal Waterway
Orlando	Third-party lease	18,400	Retail and service	1984	—
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,800	Retail, service, marina, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 17 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 14 wet slips	1972	Sarasota Bay
St. Petersburg	Company owned	12,000	Retail and service; 96 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	22,400	Retail, marina and service; 57 wet slips	2002	Intracoastal Waterway
Tarpon Springs (3)	Company owned	5,740	Service only; 18 wet slips	2022	Anclote River
Venice	Company owned	62,000	Retail, marina, service, and storage; 73 wet slips	1972	Intracoastal Waterway
West Palm Beach	Third-party lease	1,678	Retail only	2023	—
Georgia
Buford (Atlanta) (3)	Company owned	13,500	Retail and service	2001	—

Cumming (Atlanta)	Third-party lease	13,500	Retail and service; 50 wet slips	1981	Lake Lanier
Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois
Prairie Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan
Sequoit Harbor Antioch	Third-party lease	85,300	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,100	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Kent Island	Third-party lease	30,500	Retail, service, and storage	2021	Kent Narrows
Joppa (3)	Company owned	28,400	Retail, service, and storage; 294 wet slips	1966	Gunpowder River
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,800	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair
Cass Lake	Third-party lease	31,600	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,900	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Bayport	Third-party lease	500	Retail only; 10 wet slips	1996	St. Croix River
Crosslake	Company owned	68,040	Retail, marina, service and storage; 56 wet slips	2023	Whitefish Chain of Lakes
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	69,512	Retail, service, and storage	1991	—
Nisswa	Company owned	108,400	Retail, service, and storage	2021	Nisswa Lake
Missouri
Lake Ozark	Company owned	60,300	Retail, marina, service, and storage; 218 wet slips	1987	Lake of the Ozarks
Laurie (3)	Company owned	700	Retail	—	—
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Company owned	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Ship Bottom (3)	Company owned	19,300	Retail and service	1972	—
Somers Point	Company owned	35,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Company owned	13,800	Retail, service, and storage	2018	—
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage; 42 wet slips	1996	Masonboro Inlet

Ohio
Marina Del Isle	Company owned	163,153	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie
Port Clinton	Company owned	80,000	Retail, service and storage	1997	Lake Erie
Oklahoma
Grand Lake	Company owned	3,500	Retail and service; 23 wet slips	2019	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service and storage; 82 wet slips	2017	Lake Wylie
Texas
Austin	Third-party lease	26,000	Retail and service	2019	—
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	127,740	Retail, service, marina, and storage; 34 wet slips	2002	Clear Lake
Fort Worth (3)	Company owned	40,162	Retail and service	2021	—
Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,900	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,300	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,100	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,300	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,200	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,600	Vacation charters; 45 wet slips	2011	Caribbean Sea

(1)
Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)
Operated since date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)
Owned location that is leased to a third-party or held for sale.

IGY Marinas offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia. The following table reflects the location and status of the various IGY Marinas.

Location	Location Type
Colombia
Marina Santa Marta	Marketed (1)
Costa Rica
Marina Bahia Golfito	Marketed (1)
England
St. Katharine Docks	Managed (2)
France
IGY Sète Marina	Third-party lease
IGY Vieux – Port de Cannes	Joint venture
Italy, Sardinia
IGY Portisco Marina	Company owned and third-party lease (3)
Marina Di Porto Cervo (Marina & Shipyard)	Managed (2)
Mexico
Marina Cabo San Lucas	Company owned and third-party lease (3)
Panama
Red Frog Beach Island Marina	Third-party lease
Providenciales, Turks & Caicos
Blue Haven Marina	Marketed (1)
Kingdom of Saudi Arabia
Sindalah Marina	Managed (2)
Spain
IGY Málaga Marina	Joint venture
Málaga San Andres Marina	Managed (2)
IGY Ibiza Marina	Joint venture
St. Maarten
Simpson Bay Marina	Third-party lease
Yacht Club Isle de Sol	Third-party lease
St. Lucia
Rodney Bay Marina	Company owned
United States, Florida
Yacht Haven Grande Miami at Island Gardens	Third-party lease
Maximo Marina, St. Petersburg	Managed (2)
United States, Georgia
IGY Savannah Harbor Marina	Company owned and third-party lease (3)
United States, New York
North Cove Marina at Brookfield Place	Managed (2)
United States Virgin Islands, Saint Thomas
Yacht Haven Grande	Company owned and third-party lease (3)
American Yacht Harbor	Company owned and third-party lease (3)

(1)
Marinas are marketed under the IGY Marinas brand.
(2)
Marinas are managed by IGY Marinas.
(3)
Owned or controlled through third-party leases or concession agreements.

We have leased offices in the United States through the Fraser Yachts Group and Northrop & Johnson in Ft. Lauderdale, Florida and San Diego, California as well as leased offices outside the United States in Monaco, France, Italy, Spain, Greece and the United Kingdom.

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

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2024, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2022
Fourth quarter	$43.80	$29.14
2023
First quarter	$34.62	$27.78
Second quarter	$35.26	$26.71
Third quarter	$34.26	$26.53
Fourth quarter	$40.71	$31.33
2024
First quarter	$39.21	$27.12
Second quarter	$38.82	$27.95
Third quarter	$36.21	$24.51
Fourth quarter (through November 12, 2024)	$33.61	$28.69

On November 12, 2024, the closing sale price of our common stock was $30.83 per share. On November 12, 2024, there were approximately 50 record holders and approximately 18,500 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	2,806,398
August 1, 2024 to August 31, 2024	—	—	—	3,085,092
September 1, 2024 to September 30, 2024	107,653	35.27	—	2,774,571
Total	107,653	$35.27	—	2,774,571

(1)
Under the terms of the share repurchase program announced on March 11, 2024, the Company is authorized to purchase up to $100 million of its common stock through March 31, 2026. The maximum number of shares that may be purchased is calculated based on the share price at the end of the period.
(2)
107,653 shares reported in September 2024 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2024 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Nasdaq Retail Trade Index. The graph assumes an investment of $100 on September 30, 2019. The calculations of cumulative shareholder return on the Russell 2000 Index and the Dow Jones US Retail Total Stock Market Index include reinvestment of dividends. The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our consolidated financial statements and notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France. In August 2022, we expanded our presence in Texas by acquiring Endeavour Marina in Seabrook. In October 2022, we completed the acquisition of IGY Marinas. IGY Marinas maintains a network of luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction company based on Central Florida's Gulf Coast. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our recently formed technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer in Crosslake, Minnesota. In October 2023, we acquired AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida. In October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 35 recreational boat dealers, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ended September 30, 2022, four acquisitions in the fiscal year ended September 30, 2023, and three acquisitions in the fiscal year ending September 30, 2024.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 53%, and 53% of our dealership revenue during fiscal 2022, 2023, and 2024, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which may continue to negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. However, the Federal Reserve has recently cut interest rates and is expected to further cut interest rates. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of September 30, 2024, the Retail Operations segment includes the activity of over 75 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of September 30, 2024, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Critical Accounting Estimates

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2023 and 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.3 million and $5.7 million as of September 30, 2023 and September 30, 2024, respectively.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2022		2023		2024
	(Amounts in thousands)
Revenue	$2,308,098	100.0%	$2,394,706	100.0%	$2,431,008	100.0%
Cost of sales	1,502,344	65.1%	1,559,377	65.1%	1,629,812	67.0%
Gross profit	805,754	34.9%	835,329	34.9%	801,196	33.0%
Selling, general and administrative expenses	540,550	23.4%	634,527	26.5%	672,970	27.7%
Income from operations	265,204	11.5%	200,802	8.4%	128,226	5.3%
Interest expense	3,283	0.2%	53,367	2.2%	73,895	3.1%
Income before income taxes	261,921	11.3%	147,435	6.2%	54,331	2.2%
Income tax provision	63,932	2.7%	37,957	1.6%	15,593	0.6%
Net income	197,989	8.6%	109,478	4.6%	38,738	1.6%
Less: Net income attributable to non-controlling interests	-	0.0%	196	0.0%	672	0.0%
Net income attributable to MarineMax, Inc.	$197,989	8.6%	$109,282	4.6%	$38,066	1.6%

Fiscal Year Ended September 30, 2024, Compared with Fiscal Year Ended September 30, 2023

Revenue. Revenue increased $36.0 million, or 1.5%, to approximately $2.431 billion for the fiscal year ended September 30, 2024 from $2.395 billion for the fiscal year ended September 30, 2023. The increase is due to a $29.4 million or 1% increase in comparable-store sales, in addition to a $6.6 million net increase from acquisitions and new locations that are not eligible for inclusion in the comparable-store base, partially offset by a decrease in manufacturing revenue which is not included in comparable store sales. The comparable-store increase came primarily from increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $34.1 million, or 4.1%, to $801.2 million for the fiscal year ended September 30, 2024 from $835.3 million for the fiscal year ended September 30, 2023. Gross profit as a percentage of revenue decreased to 33.0% for the twelve months ended September 30, 2024 from 34.9 % for the twelve months ended September 30, 2023. The decrease in gross profit was primarily the result of lower new and used boat margins, as we aggressively drove sales during a softer retail environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $38.5 million, or 6.1%, to $673.0 million for the fiscal year ended September 30, 2024 from $634.5 million for the fiscal year ended September 30, 2023. The increase in selling, general, and administrative expenses was primarily the result of inflation and recent acquisitions.

Interest Expense. Interest expense increased $20.5 million to $73.9 million for the fiscal year ended September 30, 2024, from $53.4 million for the fiscal year ended September 30, 2023 as a result of increased inventory. The increase in interest expense was primarily the result of increased borrowings due primarily to higher inventory levels.

Income Taxes. Income tax expense decreased $22.4 million, or 58.9%, to $15.6 million for the fiscal year ended September 30, 2024 from $38.0 million for the fiscal year ended September 30, 2023. Our effective income tax rate increased to 28.7% for the fiscal year ended September 30, 2024, from 25.7% for fiscal year ended September 30, 2023. The increase in the effective income tax rate was primarily a result of increased expenses from equity compensation from vested awards.

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

Our business is also subject to weather patterns, which may adversely affect our results of operations. For example, prolonged winter conditions, drought conditions (or merely reduced rainfall levels) or excessive rain, may limit access to area boating locations or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Hurricanes and other storms could result in disruptions of our operations or damage to our boat inventories and facilities, as has been the case when Florida and other markets were affected by hurricanes, such as Hurricanes Harvey and Irma in 2017, Hurricane Ian in 2022, and Hurricanes Helene and Milton in 2024. Although we believe our geographic diversity is likely to reduce the overall impact to us of adverse weather conditions in any one market area, these conditions will continue to represent potential, material adverse risks to us and our future financial performance.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of September 30, 2024, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the fiscal year ended September 30, 2024 and 2023, cash used in operating activities was approximately $25.7 million and $222.2 million. For the fiscal year ended September 30, 2022, cash provided by operating activities was approximately $76.6 million. For the fiscal year ended September 30, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in contract liabilities (customer deposits) and decreases in accounts payable, partially offset by increases in accrued expenses and other liabilities, our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, and decreases in contract liabilities (customer deposits), partially offset by increases in accounts payable and accrued expenses and other liabilities, our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2022, cash provided by operating activities was primarily related to increases in contract liabilities (customer deposits), accounts payable, accrued expenses and other liabilities, and our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense, partially offset by increases in inventory.

For the fiscal years ended September 30, 2024, 2023, and 2022, cash used in investing activities was approximately $81.3, $576.4 million and $140.5 million, respectively. For the fiscal year ended September 30, 2024, cash used in investing activities was primarily used for business acquisitions and to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and insurance settlements. For the fiscal year ended September 30, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment. For the fiscal year ended September 30, 2022, cash used in investing activities was primarily used for acquisitions, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment.

For the fiscal years ended September 30, 2024, 2023, and 2022, cash provided by financing activities was approximately $128.5 million, $770.4 million and $73.1 million, respectively. For the fiscal year ended September 30, 2024, cash provided by financing activities was primarily attributable to increased short term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards, payments for long-term debt, purchases of treasury stock, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2023, cash provided by financing activities was primarily attributable to proceeds from long-term debt, increased short term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2022, cash provided by financing activities was primarily attributable to increased short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by purchase of treasury stock, payments on tax withholdings for equity awards, payments for long-term debt, payments for debt issuance costs, and contingent acquisition consideration payments.

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

Advances under the Floor Plan are initiated by the acquisition of eligible new and used inventory or are re-advanced against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting six months after receiving such advance. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Agreement is primarily the Company’s inventory that is financed through the Amended Credit Agreement and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Agreement

As of September 30, 2024, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt totaled approximately $709.0 million and $355.9 million, respectively. As of September 30, 2024, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.3 million and $1.5 million, respectively. Refer to Note 11 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the attached consolidated financial statements, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the impacts on consumer demand of the current supply chain and inventory challenges, inflation, interest rates, and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, except in the case of possible significant acquisitions.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2024:

	Payments Due by Period Ending September 30,
	Total	Less Than 1 Year (2025)	1-3 Years (2026 and 2027)	3-5 Years (2028 and 2029)	More Than 5 Years (2030 and thereafter)
	(Amounts in thousands)
Short-term borrowings (Floor Plan) (1)	$710,285	$710,285	$—	$—	$—
Long-term debt (2)	$391,186	33,766	328,957	18,340	10,123
Other liabilities (3)	$85,847	80,435	3,412	2,000	—
Operating leases (4)	$335,476	16,134	32,460	28,369	258,513
Total	$1,522,794	$840,620	$364,829	$48,709	$268,636

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.6 million, $21.1 million, or $31.7 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of September 30, 2024 and assume no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group, Northrop & Johnson and IGY Marinas have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions not denominated in U.S. dollars are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were approximately 4% of our total revenues in fiscal 2024.

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

Changes in Internal Controls

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2024.

Our internal control over financial reporting as of September 30, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated November 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Tampa, Florida
November 14, 2024

Item 9B. Other Information

Insider trading arrangements and policies. During the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities that applies to its officers, directors and employees as well as other covered persons. The Company believes its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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
(3)
Exhibits. See Item 15(b) below.
(b)
Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (2)
4.1	Specimen of Common Stock Certificate.
4.2	Description of Securities. (3)
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (4)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (4)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (4)
10.1(d)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Anthony Cassella. (5)
10.1(e)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Charles Cashman. (5)
10.1(f)*	Key Executive Retention Agreement, dated May 17, 2024, by and between MarineMax, Inc. and Manuel Alvare, III (25)
10.2*	Amended 2008 Employee Stock Purchase Plan. (6)
10.3*	2011 Stock-Based Compensation Plan. (7)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (8)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (9)
10.4*	2021 Stock-Based Compensation Plan. (10)
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (18)
10.6	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (15)
10.7	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (11)
10.7(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (12)
10.7(b)	Sea Ray Sales and Service Agreement. (9)
10.7(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.8 #	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (13)
10.8(a) #

Amended and Restated Loan and Security Agreement, dated July 9, 2021, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (3)

Exhibit Number	Exhibit
10.8(b) #	Sixth Amended and Restated Program Terms Letter, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, as Borrowers, and Wells Fargo Commercial Distribution Finance, LLC. (13)
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
10.16 #

Credit Agreement, dated August 8, 2022, among MarineMax, Inc., Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto. (21)

10.17 #

First Amendment and Consent to Credit Agreement, dated June 15, 2023, by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent. (22)

10.18 #

Second Amendment to Credit Agreement, Incremental Amendment and Floor Plan Increase, dated July 12, 2023, among MarineMax, Inc., Manufacturers and Traders Trust Company as Administrative Agent, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto. (23)

10.19 #

Third Amendment to Credit Agreement, dated March 27, 2024, by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent (24).

19	Insider Trading Policy
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	MarineMax Inc. Clawback Policy (23)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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
(23)
Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2023, as filed on November 17, 2023.
(24)
Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2024, as filed on April 25, 2024.
(25)
Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended June 30, 2024, as filed on July 25, 2024.

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

Date: November 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer, President, and Director (Principal Executive Officer)	November 14, 2024
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	November 14, 2024
Michael H. McLamb

/s/ Rebecca White	Chairperson of the Board, Director
Rebecca White		November 14, 2024

/s/ Bonnie Biumi	Director	November 14, 2024
Bonnie Biumi

/s/ George E. Borst
George E. Borst	Director	November 14, 2024

/s/ Evelyn Follit	Director	November 14, 2024
Evelyn Follit

/s/ Adam M. Johnson	Director	November 14, 2024
Adam M. Johnson

/s/ Clint Moore
Clint Moore	Director	November 14, 2024

/s/ Mercedes Romero	Director	November 14, 2024
Mercedes Romero

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Tampa, Florida

November 14, 2024

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2023	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,456	$224,326
Accounts receivable, net	85,780	106,409
Inventories	812,830	906,641
Prepaid expenses and other current assets	23,110	35,835
Total current assets	1,123,176	1,273,211
Property and equipment, net	527,552	532,766
Operating lease right-of-use assets, net	138,785	136,599
Goodwill	559,820	592,293
Other intangible assets, net	39,713	37,458
Other long-term assets	32,259	32,741
Total assets	$2,421,305	$2,605,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,706	$54,481
Contract liabilities (customer deposits)	81,700	64,845
Accrued expenses	112,746	197,295
Short-term borrowings (Floor Plan)	537,060	708,994
Current maturities on long-term debt	33,767	33,766
Current operating lease liabilities	10,070	9,762
Total current liabilities	847,049	1,069,143
Long-term debt, net of current maturities	389,231	355,906
Noncurrent operating lease liabilities	123,789	124,525
Deferred tax liabilities, net	56,927	60,317
Other long-term liabilities	85,892	8,928
Total liabilities	1,502,888	1,618,819
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued or outstanding as of September 30, 2023 and 2024	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 29,374,724 and 29,898,545 shares issued and 22,107,703 and 22,544,308 shares outstanding as of September 30, 2023 and 2024, respectively	29	30
Additional paid-in capital	323,218	343,911
Accumulated other comprehensive income	1,303	4,636
Retained earnings	739,949	778,015
Treasury stock, at cost; 7,267,021 and 7,354,237 shares held as of September 30, 2023 and 2024, respectively	(148,656)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	915,843	975,795
Non-controlling interests	2,574	10,454
Total shareholders’ equity	918,417	986,249
Total liabilities and shareholders’ equity	$2,421,305	$2,605,068

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2022	2023	2024
Revenue	$2,308,098	$2,394,706	$2,431,008
Cost of sales	1,502,344	1,559,377	1,629,812
Gross profit	805,754	835,329	801,196
Selling, general and administrative expenses	540,550	634,527	672,970
Income from operations	265,204	200,802	128,226
Interest expense	3,283	53,367	73,895
Income before income tax provision	261,921	147,435	54,331
Income tax provision	63,932	37,957	15,593
Net income	197,989	109,478	38,738
Less: Net income attributable to non-controlling interests	—	$196	$672
Net income attributable to MarineMax, Inc.	$197,989	$109,282	$38,066
Basic net income per common share	$9.12	$5.00	$1.71
Diluted net income per common share	$8.84	$4.87	$1.65
Weighted average number of common shares used in computing net income per common share:
Basic	21,706,225	21,852,425	22,271,580
Diluted	22,399,209	22,429,381	23,014,208

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2022	2023	2024
Net income	$197,989	$109,478	$38,738

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,476)	4,377	4,299
Interest rate swap contract	1,022	(98)	(518)
Total other comprehensive (loss) income, net of tax	(3,454)	4,279	3,781

Comprehensive income	194,535	113,757	42,519
Less: comprehensive income attributable to non-controlling interests	—	366	1,120
Comprehensive income attributable to MarineMax, Inc.	$194,535	$113,391	$41,399

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Accumulated
			Additional	Other				Total
	Common Stock Issued		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2021	28,588,863	$29	$288,901	$648	$432,678	$(127,364)	$-	$594,892
Net income	—	—	—	—	197,989	—	—	197,989
Purchase of treasury stock	—	—	—	—	—	(21,292)	—	(21,292)
Shares issued pursuant to employee stock purchase plan	52,232	—	1,945	—	—	—	—	1,945
Shares issued upon vesting of equity awards, net of minimum tax withholding	262,449	—	(3,681)	—	—	—	—	(3,681)
Shares issued upon exercise of stock options, net of minimum tax withholding	32,500	—	254	—	—	—	—	254
Stock-based compensation	3,802	—	16,013	—	—	—	—	16,013
Other comprehensive loss	—	—	—	(3,454)	—	—	—	(3,454)
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	109,282	—	196	109,478
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	92,900	—	2,346	—	—	—	—	2,346
Shares issued upon vesting of equity awards, net of minimum tax withholding	331,431	—	(4,224)	—	—	—	—	(4,224)
Shares issued upon exercise of stock options, net of minimum tax withholding	3,000	—	7	—	—	—	—	7
Stock-based compensation	7,547	—	21,657	—	—	—	—	21,657
Other comprehensive income	—	—	—	4,109	—	—	170	4,279
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income	—	—	—	—	38,066	—	672	38,738
Purchase of treasury stock	—	—	—	—	—	(2,141)	—	(2,141)
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,784	6,784
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Shares issued pursuant to employee stock purchase plan	96,929	1	2,512	—	—	—	—	2,513
Shares issued upon vesting of equity awards, net of minimum tax withholding	411,688	—	(5,908)	—	—	—	—	(5,908)
Shares issued upon exercise of stock options, net of minimum tax withholding	8,000	—	128	—	—	—	—	128
Stock-based compensation	7,204	—	23,961	—	—	—	—	23,961
Other comprehensive income	—	—	—	3,333	—	—	448	3,781
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2022	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,989	$109,478	$38,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,418	41,032	44,487
Deferred income tax provision, net of effects of acquisitions	2,149	23,059	3,390
Loss (gain) from hurricane	4,800	(933)	4,850
(Loss) Gain on sale of property and equipment	(108)	(354)	432
Gain on previously held equity investment upon acquisition of the entire business	—	(5,129)	—
Stock-based compensation expense	16,013	21,657	23,961
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(563)	(30,977)	(20,427)
Inventories	(198,018)	(351,753)	(90,966)
Prepaid expenses and other assets	(4,259)	254	(1,465)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	7,358	24,043	(17,595)
Contract liabilities (customer deposits)	26,273	(65,617)	(16,885)
Accrued expenses and other liabilities	5,543	13,005	5,820
Net cash provided by (used in) operating activities	76,595	(222,235)	(25,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,456)	(65,408)	(60,423)
Proceeds from insurance settlements	—	3,440	581
Cash used in acquisition of businesses, net of cash acquired	(83,198)	(516,794)	(21,955)
Proceeds from investments	2,250	2,143	—
Purchases of investments	(1,750)	(2,486)	—
Proceeds from sale of property and equipment and assets held for sale	703	2,740	450
Net cash used in investing activities	(140,451)	(576,365)	(81,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on short-term borrowings (Floor Plan)	107,798	404,708	170,000
Proceeds from long-term debt	—	400,000	—
Payments for long-term debt	(2,902)	(25,272)	(33,766)
Payments for debt issuance costs	(3,145)	—	—
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	2,199	2,353	2,641
Contingent acquisition consideration payments	(4,950)	(8,340)	(3,032)
Payments on tax withholdings for equity awards	(4,644)	(3,045)	(5,193)
Purchase of treasury stock	(21,292)	—	(2,141)
Net cash provided by financing activities	73,064	770,404	128,509
Effect of exchange rate changes on cash	(3,126)	1,378	1,368
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	6,082	(26,818)	22,870
CASH AND CASH EQUIVALENTS, beginning of year	222,192	228,274	201,456
CASH AND CASH EQUIVALENTS, end of year	$228,274	$201,456	$224,326
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,592	$51,974	$79,308
Income taxes	64,843	30,034	9,827
Non-cash items:
Accrued tax withholdings upon vesting of equity awards	1,903	3,082	3,797
Contingent consideration liabilities from acquisitions	7,350	77,380	1,313
Other current assets held for sale previously classified as property and equipment	—	—	11,964

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We believe we are the world’s largest recreational boat and yacht retailer, selling new and used recreational boats, yachts, and related marine products and services. As of September 30, 2024, we have over 120 locations worldwide, including over 75 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2024, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 20% of our revenue in fiscal 2024. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 9% and 9%, respectively, of our revenue in fiscal 2024. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 8% of our revenue in fiscal 2024. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 51%, 53% and 53% of our dealership revenue during fiscal 2022, 2023, and 2024, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017, Hurricane Ian in 2022, and Hurricanes Helene and Milton in 2024, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

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

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany transactions and accounts have been eliminated.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met and generally reflect balances within Prepaid expenses and other current assets on our Consolidated Balance Sheets. We had approximately $12.0 million of assets classified as held for sale as of September 30, 2024 and no assets classified as held for sale as of September 30, 2023.

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

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2024.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2023 and 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.3 million and $5.7 million as of September 30, 2023 and September 30, 2024, respectively.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $126.1 million recorded as of September 30, 2022 were recognized in revenue during the fiscal year ended September 30, 2023. Total contract liabilities of approximately $74.4 million recorded as of September 30, 2023 were recognized in revenue during the fiscal year ended September 30, 2024.

We recognize revenue from service operations and slip and storage rentals over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition by reportable segment for the fiscal years ended September 30,

	Retail Operations			Product Manufacturing
	2022	2023	2024	2022	2023	2024
Goods and services transferred at a point in time	90.9%	87.2%	87.6%	100.0%	100.0%	100.0%
Goods and services transferred over time	9.1%	12.8%	12.4%	—	—	—
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the fiscal years ended September 30,

	2024
	Retail Operations	Product Manufacturing	Total
New boat sales	66.2%	98.8%	66.6%
Used boat sales	9.8%	—	9.7%
Maintenance and repair services	4.5%	—	4.5%
Storage and charter rentals	7.2%	—	6.9%
Finance and insurance products	3.1%	—	3.1%
Parts and accessories	4.5%	1.2%	4.5%
Brokerage sales	4.7%	—	4.7%
Revenue	100.0%	100.0%	100.0%

	2023
	Retail Operations	Product Manufacturing	Total
New boat sales	67.3%	95.8%	68.7%
Used boat sales	8.3%	2.8%	7.9%
Maintenance and repair services	4.6%	—	4.4%
Storage and charter rentals	7.1%	—	6.7%
Finance and insurance products	2.9%	—	2.8%
Parts and accessories	4.9%	0.8%	4.7%
Brokerage sales	4.9%	0.6%	4.8%
Revenue	100.0%	100.0%	100.0%

	2022
	Retail Operations	Product Manufacturing	Total
New boat sales	71.9%	95.0%	73.2%
Used boat sales	7.7%	3.8%	7.3%
Maintenance and repair services	4.7%	—	4.1%
Storage and charter rentals	3.0%	—	3.3%
Finance and insurance products	3.1%	—	3.0%
Parts and accessories	3.5%	0.7%	3.3%
Brokerage sales	6.1%	0.5%	5.8%
Revenue	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	2022	2023	2024
	(Amounts in thousands)
Marina/storage locations	$143,189	$265,847	$267,296
Locations without marina/storage	103,102	114,353	117,156
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$246,291	$380,200	$384,452

Cost of Sales

Cost of sales primarily includes cost of products sold, transportation costs from manufacturers to our retail stores, and vendor consideration. Cost of sales includes depreciation of property and equipment from our product manufacturing segment (manufacturing overhead).

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, General, and Administrative expenses

Selling, general, and administrative expenses primarily include salaries and incentive-based compensation, sales commissions, brokerage commissions, advertising, insurance, utilities, the majority of depreciation and amortization, and other customary operating expenses.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2024.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $25.8 million, $36.0 million and $37.2 million, net of related co-op assistance, which was not material to the consolidated financial statements, for the fiscal years ended September 30, 2022, 2023, and 2024, respectively.

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

Segment Reporting

We report our operations through two reportable segments: Retail Operations and Product Manufacturing. See Note 21.

3. NEW ACCOUNTING PRONOUNCEMENTS:

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU during the first quarter of fiscal 2024 and the adoption did not have an impact on our consolidated financial statement disclosures.

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

	2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$716	$—	$716
Liabilities:
Contingent consideration liabilities	$—	$—	$81,311	$81,311

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$1,409	$—	$1,409
Liabilities:
Contingent consideration liabilities	$—	$—	$86,059	$86,059

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2023 and 2024.

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

The fair value of the Company's contingent consideration liabilities is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. The risk associated with the financial projections was evaluated using a Monte Carlo simulation analysis, pursuant to which the projections were discounted to present value using a discount rate that takes into consideration market-based rates of return, and then simulated to reflect the ability of the acquired entity to achieve the earnout targets. Such calculated earnout payments were further discounted at our estimated cost of debt, to account for counterparty risk. Actual results, changes in financial projections, market participant assumptions for revenue growth and/or profitability, or market risk factors, result in a change in the fair value of recorded earnout obligations.

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	September 30, 2024
Earnout projected growth (including net operating income)	23% - 25%
Discount rate	11.0%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $5.4 million and $77.4 million as of September 30, 2023 and September 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $80.7 million and $3.9 million as of September 30, 2023 and September 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the fiscal the years ended September 30, 2023 and 2024:

Contingent Consideration Liabilities
(Amounts in thousands)
Balance as of September 30, 2022	$15,207
Additions from business acquisitions	77,380
Settlement of contingent consideration liabilities	(8,900)
Change in fair value and net present value of contingency	2,372
Balance as of September 30, 2023	$86,059
Additions from business acquisitions	1,313
Settlement of contingent consideration liabilities	(3,032)
Change in fair value and net present value of contingency	(3,029)
Balance as of September 30, 2024	$81,311

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2023		2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$6,027	$5,907	$5,501	$5,411
Mortgage facility payable to Seacoast National Bank	17,223	16,735	15,467	15,378
Mortgage facility payable to Hancock Whitney Bank	24,171	23,279	21,781	21,366
Term loan payable to M&T Bank	379,650	377,500	347,250	347,500

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

Accounts receivable are presented net of an allowance for expected credit losses. The allowance for expected credit losses, which was not material to the consolidated financial statements as of September 30, 2023 or 2024, was based on our consideration of past collection experience, current information, and reasonable and supportable forecasts.

Accounts receivable, net consisted of the following as of September 30,

	2023	2024
	(Amounts in thousands)
Trade receivables, net	$70,752	$84,120
Amounts due from manufacturers	13,555	19,937
Other receivables	1,473	2,352
Accounts receivable, net	$85,780	$106,409

6. INVENTORIES:

Inventories consisted of the following as of September 30,

	2023	2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$625,287	$784,152
In transit inventory and deposits	115,879	60,470
Parts, accessories, and other	18,712	14,569
Work-in-process	22,340	24,996
Raw materials	30,612	22,454
Inventories	$812,830	$906,641

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT:

Property and equipment, net consisted of the following as of September 30,

	2023	2024
	(Amounts in thousands)
Land	$124,605	$124,975
Buildings and improvements	413,688	435,665
Machinery and equipment	100,517	105,070
Furniture and fixtures	8,153	7,378
Vehicles	24,848	26,930
Gross property and equipment	671,811	700,018
Less: accumulated depreciation and amortization	(144,259)	(167,252)
Property and equipment, net	$527,552	$532,766

Depreciation expense on property and equipment, which includes amounts allocated to cost of sales, totaled approximately $16.7 million, $32.3 million and $35.7 million, for the fiscal years ended September 30, 2022, 2023, and 2024, respectively.

8. LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of September 30, 2024, the weighted-average remaining lease term for our leases was approximately 21 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Consolidated Balance Sheets. For the fiscal years ended September 30, 2022, 2023, and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $23.5 million, $30.4 million, and $33.8 million, of which approximately $0.6 million, $0.7 million, and $0.7 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2024, the weighted-average discount rate used was approximately 6.5%.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2025	$16,134
2026	16,935
2027	15,525
2028	14,918
2029	13,451
Thereafter	258,513
Total lease payments	335,476
Less: interest	(201,189)
Present value of lease liabilities	$134,287

The following table sets forth supplemental cash flow information related to leases for the fiscal years ended September 30,

	2022	2023	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,039	$17,474	$18,358
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,588	$42,488	$5,548

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations:

	2023	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$9,780	$10,065
Variable lease income	526	1,008
Total rental income	$10,306	$11,073

As of September 30, 2024, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2025	$7,696
2026	6,073
2027	4,082
2028	2,261
2029	828
Thereafter	—
Total lease payments	$20,940

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida.

In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece.

In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In December 2022, we acquired Midcoast Marine Group, a leading full-service marine construction Company based on Central Florida's Gulf Coast. These three acquisitions completed in fiscal year 2023 were purchased for an aggregate consideration of approximately $49.0 million (net of cash acquired of $0.1 million), including estimated contingent consideration of $9.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $20.3 million; intangible assets acquired totaled $1.9 million; and total goodwill recognized was approximately $26.8 million. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisitions. Approximately $13.6 million of goodwill related to these acquisitions is deductible for tax purposes.

In October 2022, we purchased all of the outstanding equity of IGY Marinas for an aggregate consideration of approximately $552.9 million (net of cash acquired of $28.1 million), including estimated contingent consideration of $67.7 million. Tangible assets acquired, net of liabilities assumed and cash acquired, totaled approximately $259.4 million; intangible assets acquired totaled $30.4 million; and total goodwill recognized was approximately $293.5 million. The goodwill represents the future economic benefits resulting from the acquisition. Approximately $193.3 million of goodwill related to this acquisition is deductible for tax purposes.

In April 2022, through Northrop & Johnson, we acquired Superyacht Management, S.A.R.L., better known as SYM, a superyacht management company based in Golfe-Juan, France.

In total, goodwill and other intangible assets increased, primarily due to acquisitions, by $353.1 million and $30.2 million, for the fiscal years ended September 30, 2023 and 2024, respectively. These acquisitions have resulted in the recording of goodwill deductible for tax purposes of $216.0 million and $0.7 million, for the fiscal years ended September 30, 2023 and 2024, respectively. Current and previous acquisitions have resulted in the recording of $559.8 million and $592.3 million in goodwill and $39.7 million and $37.5 million in other intangible assets as of September 30, 2023 and 2024, respectively.

The following table sets forth the changes in carrying amount of goodwill by reportable segment for the fiscal years ended September 30, 2023 and 2024:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2022	$166,551	$69,034	$235,585
Goodwill acquired	321,166	—	321,166
Foreign currency translation	3,069	—	3,069
Balance as of September 30, 2023	$490,786	$69,034	$559,820
Goodwill acquired	29,335	—	29,335
Foreign currency translation	3,138	—	3,138
Balance as of September 30, 2024	$523,259	$69,034	$592,293

Other intangible assets, net, at September 30, consisted of the following:

	2023	2024
	(Amounts in thousands)
Trade names — indefinite-lived	$17,712	$18,270
Other intangible assets, primarily customer relationships	25,929	32,818
	43,641	51,088
Less: accumulated amortization	(3,928)	(13,630)
Intangible assets, net	$39,713	$37,458

The weighted average amortization period for other intangible assets is 4.1 years and they have no expected residual value.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the aggregate amortization expense for each of the five succeeding fiscal years:

(Amounts in thousands)
2025	$9,154
2026	5,801
2027	4,214
2028	19
2029	—
Total	$19,188

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of September 30,

	2023	2024
	(Amounts in thousands)
Payroll accruals	$43,273	$46,652
Customer and storage accruals	28,829	31,161
Sales and other taxes payable	9,673	8,297
Contingent consideration	5,317	77,379
Other accruals	25,654	33,806
Accrued expenses	$112,746	$197,295

11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability ( the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of September 30, 2024, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $86 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of September 30, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

In August 2022, we entered into a Credit Agreement with M&T Bank as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “2022 Credit Agreement”). The 2022 Credit Agreement provided the Company short-term borrowing (the "2022 Floor Plan") in the form of a line of credit with asset based borrowing availability of up to $750 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The 2022 Credit Agreement also provided long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities was to have been August 2027. The 2022 Credit Agreement was replaced by the Amended Credit Facility in July 2023.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, our outstanding short term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $709.0 million. As of September 30, 2024, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.3 million. As of September 30, 2023, our short term borrowings under the Floor Plan totaled approximately $537.1 million, and included unamortized debt issuance costs of approximately $1.6 million.

As of September 30, 2023 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the Floor Plan, was approximately 8.8% and 8.7%, respectively. As of September 30, 2024, our additional available Floor Plan borrowings under our Amended Credit Facility were approximately $1.5 million based upon the outstanding borrowing base availability. As of September 30, 2024, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of September 30, 2024, we had approximately $14.1 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

The below table summarizes the Company’s long-term debt.

September 30, 2024
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.00% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,411
Mortgage facility payable to Seacoast National Bank bearing interest at 7.09% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	15,378
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.38% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	21,366
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 7.75% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $21.0 million at September 30, 2024.	—
Term loan payable to M&T Bank bearing interest at 6.67%. Requires quarterly principal and interest payments. Facility matures in August 2027.	347,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.21%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,531
Total long-term debt	391,186
Less: current portion	(33,766)
Less: unamortized portion of debt issuance costs	(1,514)
Long-term debt, net current portion and unamortized debt issuance costs	$355,906

September 30, 2023
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,907
Mortgage facility payable to Seacoast National Bank bearing interest at 7.88% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	16,735
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	23,279
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 8.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $22.7 million at September 30, 2023.	—
Term loan payable to M&T Bank bearing interest at 6.83%. Requires quarterly principal and interest payments. Facility matures in August 2027.	377,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.08%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,478
Total long-term debt	424,899
Less: current portion	(33,767)
Less: unamortized portion of debt issuance costs	(1,901)
Long-term debt, net current portion and unamortized debt issuance costs	$389,231

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the aggregate maturities of long-term debt by fiscal year are summarized as follows:

(Amounts in thousands)
2025	$33,766
2026	33,766
2027	295,191
2028	16,983
2029	1,357
Thereafter	10,123
Total long-term debt	$391,186

12. INCOME TAXES:

Income before income tax provision consisted of the following components for the fiscal years ended September 30,

	2022	2023	2024
	(Amounts in thousands)
Income before income tax provision:
United States	$254,052	$130,535	$42,218
Other	7,869	16,900	12,113
Total	$261,921	$147,435	$54,331

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2022	2023	2024
	(Amounts in thousands)
Current provision:
Federal	$49,380	$9,315	$6,074
Foreign	1,739	3,204	2,888
State	11,004	2,307	2,644
Total current provision	$62,123	$14,826	$11,606
Deferred provision:
Federal	$1,650	$18,723	$5,733
Foreign	—	—	(3,238)
State	159	4,408	1,492
Total deferred provision	1,809	23,131	3,987
Total income tax provision	$63,932	$37,957	$15,593

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2022	2023	2024
Federal tax provision	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.4%	3.6%	3.0%
Stock-based compensation	(0.6)%	(0.2)%	4.2%
Foreign rate differential	—	0.2%	(2.0)%
US tax on foreign earnings	—	1.4%	1.5%
Equity investment	—	(0.9)%	—
Other	0.6%	0.6%	1.0%
Effective tax rate	24.4%	25.7%	28.7%

The impact of stock-based compensation on the effective tax rate is driven by changes in our stock price from when equity awards are granted as compared to when the awards vest and non-deductible awards.

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

	2023	2024
	(Amounts in thousands)
Deferred tax assets:
Inventories	$1,010	$2,994
Operating lease liabilities	31,103	31,280
Accrued expenses	1,069	2,214
Stock-based compensation	5,508	5,756
Interest deductions	2,413	520
US tax effect of foreign taxes	4,908	3,999
Tax loss carryforwards	2,919	3,315
Other	1,826	2,724
Valuation allowance	(556)	—
Total long-term deferred tax assets	$50,200	$52,802
Deferred tax liabilities:
Depreciation and amortization	(69,904)	(72,133)
Operating lease right-of-use assets	(31,392)	(33,225)
Equity method investments	(3,835)	(3,531)
Other	(1,996)	(4,230)
Total long-term deferred tax liabilities	$(107,127)	$(113,119)
Net deferred tax liabilities	$(56,927)	$(60,317)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2024, we have no available taxable income in prior carryback years and have not identified prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon the reversal of existing deferred tax liabilities and generating future taxable income. It is more likely than not that we will generate sufficient taxable income to realize the deferred tax asset not offset by reversing deferred tax liabilities.

As of September 30, 2024, the Company has NOL carryforwards of approximately $4.5 million and $9.1 million for state and foreign income tax purposes, respectively, which resulted in a deferred tax asset of $3.3 million, and expire at various dates beginning in 2025.

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

As of September 30, 2023 and 2024, we had approximately $5.8 million and $4.1 million, respectively of gross unrecognized tax benefits. The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2023 and 2024 is as follows:

	2023	2024
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$—	$5,833
Increases in tax positions for prior years	5,837	—
Decreases in tax positions for prior years	(4)	(1,748)
Unrecognized tax benefits at the end of the year	$5,833	$4,085

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2023 and 2024, interest and penalties represented approximately $1.4 million of the gross unrecognized tax benefits.

We are subject to tax by federal, state, and foreign taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2021, we are not subject to assessments prior to the 2018 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2019 calendar year for the majority of the foreign jurisdictions.

13. SHAREHOLDERS’ EQUITY:

The Company maintains a stock repurchase plan authorizing the Company to purchase up to $100 million of its common stock through March 2026. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2024 we had purchased an aggregate of 7,354,237 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $150.8 million. Based on our closing stock price of $35.27 as of September 30, 2024, approximately 2.8 million shares remained available for future purchases under the current share repurchase program.

14. STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 15) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units (Note 17) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Stock-based compensation expense recorded in selling, general, and administrative expenses was approximately $16.0 million, $21.7 million, and $24.0 million, for the fiscal years ended September 30, 2022, 2023, and 2024, respectively.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2022, 2023 and 2024 was approximately $2.2 million, $2.4 million, and $2.6 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity from our incentive stock plans from September 30, 2023 through September 30, 2024:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2023	1,984,588	54,750	$746	$20.96	2.5
Options granted	(5,000)	5,000		—
Options cancelled/forfeited/expired	21,000	(21,000)		15.80
Options exercised	—	(8,000)		16.01
Restricted stock awards granted	(726,903)	—		—
Restricted stock awards forfeited	79,040	—		—
Additional shares of stock issued	(57,661)	—		—
Balance as of September 30, 2024	1,295,064	30,750	$296	$26.97	5.0
Exercisable as of September 30, 2024		25,750	$287	$28.10	4.2

During the fiscal years ended September 30, 2023 and 2024, 5,000 options were granted each year.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant

16. EMPLOYEE STOCK PURCHASE PLAN:

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

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2022	2023	2024
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	4.4%	5.4%
Volatility	49.0%	47.1%	45.3%
Expected life	Six months	Six months	Six months

As of September 30, 2024, we had issued 1,381,608 shares of common stock under our Stock Purchase Plan

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2023 through September 30, 2024:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2023	1,341,151	$35.02
Changes during the period:
Awards granted	726,903	$31.09
Awards vested	(535,785)	$38.05
Awards forfeited	(79,040)	$33.09
Non-vested balance as of September 30, 2024	1,453,229	$32.04

As of September 30, 2024, we had approximately $21.9 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.7 years.

18. NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share for the fiscal years ended September 30,

	2022	2023	2024
Weighted average common shares outstanding used in calculating basic net income per share	21,706,225	21,852,425	22,271,580
Effect of dilutive options and non-vested restricted stock awards	692,984	576,956	742,628
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,399,209	22,429,381	23,014,208

For the fiscal years ended September 30, 2022, 2023, and 2024 there were 71,976, 10,963 and 6,325 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive

19. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2024, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit and surety bonds for our insurance carriers in the amount of $2.3 million relating primarily to retained risk on our workers compensation claims. In connection with our equity investment in Cannes, France, we maintain standby letters of credit of approximately $11.8 million.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. EMPLOYEE 401(k) PROFIT SHARING PLANS:

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 18 years of age. Under the Plan, we matched 50% of participants’ contributions, up to a maximum of 6% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $6.1 million, $7.1 million, and $7.6 million for the fiscal years ended September 30, 2022, 2023 and 2024, respectively.

21. SEGMENT INFORMATION:

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

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the fiscal years ended September 30,

	2022	2023	2024
	(Amounts in thousands)
Depreciation:
Retail Operations	$16,577	$28,172	$30,952
Product Manufacturing	131	4,138	4,748
Depreciation	$16,708	$32,310	$35,700
Amortization:
Retail Operations	$857	$7,096	$8,494
Product Manufacturing	1,853	1,626	293
Amortization	$2,710	$8,722	$8,787

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth revenue and income from operations for each of the Company’s reportable segments for the fiscal years ended September 30,

	2022	2023	2024
	(Amounts in thousands)
Revenue:
Retail Operations	$2,212,922	$2,294,362	$2,417,941
Product Manufacturing	176,273	222,289	154,753
Elimination of intersegment revenue	(81,097)	(121,945)	(141,686)
Revenue	$2,308,098	$2,394,706	$2,431,008
Income from operations:
Retail Operations	$249,186	$192,487	$122,863
Product Manufacturing	20,258	23,420	431
Intersegment adjustments	(4,240)	(15,105)	4,932
Income from operations	$265,204	$200,802	$128,226

Intersegment adjustments represent eliminations of intersegment income from sales of boats from Product Manufacturing to Retail Operations and additional income recognized when manufactured boats are sold to the customer through the Retail Operations segment.

22. RELATED PARTIES:

Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total notes receivable balance of approximately $7.0 million as of September 30, 2024.

In October 2020 we acquired Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s") and retained the previous management of SkipperBud’s. As a result of the acquisition, certain SkipperBud’s locations were leased by MarineMax from the SkipperBud’s sellers and management. Total lease payments to the management of SkipperBud’s were approximately $5.7 million and $5.9 million for fiscal years 2023 and 2024.