Form 10-Q
period 2024-12-31
MARINEMAX INC
filed 2025-01-23
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on January 20, 2025 was 22,707,321.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Revenue	$468,461	$527,274
Cost of sales	298,807	351,793
Gross profit	169,654	175,481

Selling, general, and administrative expenses	130,682	156,482
Income from operations	38,972	18,999

Interest expense	18,745	18,365
Income before income tax provision (benefit)	20,227	634

Income tax provision (benefit)	2,103	(211)
Net income	18,124	845

Less: Net income (loss) attributable to non-controlling interests	58	(85)
Net income attributable to MarineMax, Inc.	$18,066	$930

Basic net income per common share	$0.80	$0.04

Diluted net income per common share	$0.77	$0.04

Weighted average number of common shares used in computing net income per common share:

Basic	22,615,629	22,196,141
Diluted	23,385,374	22,809,017

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023
Net income	$18,124	$845

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,303)	3,226
Interest rate swap contract	83	(286)
Total other comprehensive (loss) income, net of tax	(7,220)	2,940

Comprehensive income	10,904	3,785
Comprehensive (loss) income attributable to non-controlling interests	(532)	267
Comprehensive income attributable to MarineMax, Inc.	$11,436	$3,518

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,010	$224,326
Accounts receivable, net	83,272	106,409
Inventories	1,035,183	906,641
Prepaid expenses and other current assets	34,958	35,835
Total current assets	1,298,423	1,273,211
Property and equipment, net of accumulated depreciation of $172,627 and $167,252	535,903	532,766
Operating lease right-of-use assets, net	142,741	136,599
Goodwill	587,967	592,293
Other intangible assets, net	38,493	37,458
Other long-term assets	30,818	32,741
Total assets	$2,634,345	$2,605,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,532	$54,481
Contract liabilities (customer deposits)	52,504	64,845
Accrued expenses	164,145	197,295
Short-term borrowings (Floor Plan)	795,170	708,994
Current maturities on long-term debt	33,766	33,766
Current operating lease liabilities	10,330	9,762
Total current liabilities	1,091,447	1,069,143
Long-term debt, net of current maturities	347,294	355,906
Noncurrent operating lease liabilities	130,489	124,525
Deferred tax liabilities, net	54,364	60,317
Other long-term liabilities	7,550	8,928
Total liabilities	1,631,144	1,618,819
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,060,161 and 29,898,545 shares issued and 22,705,924 and 22,544,308 shares outstanding as of December 31, 2024 and September 30, 2024, respectively	30	30
Additional paid-in capital	350,138	343,911
Accumulated other comprehensive (loss) income	(1,993)	4,636
Retained earnings	796,081	778,015
Treasury stock, at cost, 7,354,237 shares held as of December 31, 2024 and September 30, 2024	(150,797)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	993,459	975,795
Non-controlling interests	9,742	10,454
Total shareholders’ equity	1,003,201	986,249
Total liabilities and shareholders’ equity	$2,634,345	$2,605,068

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income	—	—	—	—	18,066	—	58	18,124
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive (loss)	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,124	$845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,597	10,932
Deferred income tax (benefit) provision, net of effects of acquisitions	(5,953)	1,012
Weather expenses (recoveries)	4,968	(289)
Change in fair value of contingent consideration	(25,817)	219
(Gain) loss on sale of property and equipment and assets held for sale	—	(7)
Proceeds from insurance settlements	118	—
Stock-based compensation expense	5,473	5,419
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	22,147	(8,550)
Inventories	(133,459)	(63,403)
Prepaid expenses and other assets	1,112	(1,591)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(18,787)	(28,049)
Contract liabilities (customer deposits)	(11,869)	(7,064)
Accrued expenses and other liabilities	(13,735)	1,431
Net cash used in operating activities	(146,081)	(89,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,316)	(13,329)
Cash used in acquisition of businesses, net of cash acquired	—	(4,362)
Proceeds from insurance settlements	—	382
Proceeds from trade name and warranties assumed in asset exchange agreement	6,170	—
Proceeds from sale of property and equipment and other assets	5,684	9
Net cash used in investing activities	(6,462)	(17,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	86,176	127,798
Payments of long-term debt	(8,441)	(8,442)
Contingent acquisition consideration payments	—	(2,250)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,477	1,434
Payments on tax withholdings for equity awards	(4,520)	(4,198)
Net cash provided by financing activities	74,692	114,342
Effect of exchange rate changes on cash	$(1,465)	920
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,316)	8,867
CASH AND CASH EQUIVALENTS, beginning of period	$224,326	201,456
CASH AND CASH EQUIVALENTS, end of period	$145,010	$210,323
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$19,245	$18,493
Income taxes	$1,368	$843
Non-cash items:
Contingent consideration liabilities from acquisitions	—	$613

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat, yacht and superyacht services company. As of December 31, 2024, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of December 31, 2024, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats manufactures powerboats and sells through a direct-to-consumer model. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 53% and 51% of our dealership revenue during fiscal 2024, 2023, and 2022, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017, Hurricane Ian in 2022, and Hurricanes Milton and Helene in 2024, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. However, the Federal Reserve has recently cut interest rates but future decreases or increases are uncertain. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the three months ended December 31, 2024, are not necessarily indicative of the results that may be expected in future periods.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ending September 30, 2026. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses,” which requires additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, which for the Company would be the fiscal year ending September 30, 2028. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of December 31, 2024.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$824	$—	$824
Liabilities:
Contingent consideration liabilities	$—	$—	$55,494	$55,494

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$716	$—	$716
Liabilities:
Contingent consideration liabilities	$—	$—	$81,311	$81,311

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2024 and for the fiscal year ended September 30, 2024.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three months ended December 31, 2024 and 2023, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	December 31, 2024
Discount rate	11% - 17%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $52.3 million and $77.4 million as of December 31, 2024 and September 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $3.2 million and $3.9 million as of December 31, 2024 and September 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the three months ended December 31, 2024 and 2023:

	Contingent Consideration Liabilities
	2024	2023
	(Amounts in thousands)
Beginning balance - September 30,	$81,311	$86,059
Additions from business acquisitions	—	613
Settlement of contingent consideration liabilities	—	(2,250)
Change in fair value and net present value of contingency	(25,817)	219
Ending balance - December 31,	$55,494	$84,641

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $10.7 million and $12.0 million as of December 31, 2024 and September 30, 2024, respectively. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$5,445	$5,287	$5,501	$5,411
Mortgage facility payable to Seacoast National Bank	15,774	15,039	15,467	15,378
Mortgage facility payable to Hancock Whitney Bank	21,885	20,887	21,781	21,366
Term loan payable to M&T Bank	342,338	340,000	347,250	347,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of December 31, 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $6.8 million and $5.7 million as of December 31, 2024 and September 30, 2024, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Goods and services transferred at a point in time	83.8%	85.7%	100.0%	100.0%
Goods and services transferred over time	16.2%	14.3%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended December 31, 2024			Three months ended December 31, 2023
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	58.7%	98.8%	58.8%	66.3%	98.9%	66.4%
Used boat sales	11.1%	—	11.1%	7.9%	—	7.8%
Maintenance and repair services	6.4%	—	6.4%	5.9%	—	5.9%
Storage and charter rentals	9.4%	—	9.3%	7.7%	—	7.7%
Finance and insurance products	3.1%	—	3.1%	2.4%	—	2.4%
Parts and accessories	5.7%	1.2%	5.7%	5.1%	1.1%	5.1%
Brokerage sales	5.6%	—	5.6%	4.7%	—	4.7%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended	Three months ended
	December 31, 2024	December 31, 2023
	(Amounts in thousands)
Marina/storage locations	$71,012	$69,590
Locations without marina/storage	29,683	28,414
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$100,695	$98,004

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2024, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended December 31, 2024 and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $7.7 million and $8.0 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2024, the weighted-average discount rate used was approximately 6.6%.

As of December 31, 2024, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2025 (remaining)	$12,935
2026	17,023
2027	17,297
2028	16,551
2029	15,136
Thereafter	258,103
Total lease payments	337,045
Less: interest	(196,226)
Present value of lease liabilities	$140,819

The following table sets forth supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,764	$4,614
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,557	$3,363

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in thousands)
Operating leases:
Operating lease income	$2,439	$2,454
Variable lease income	$196	$435
Total rental income	$2,635	$2,889

As of December 31, 2024, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2025 (remaining)	$7,042
2026	5,967
2027	4,184
2028	2,279
2029	1,128
Thereafter	204
Total lease payments	$20,804

7.
INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consist of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, inventory deposits, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consists of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the lower of cost or net realizable value. If events occur and market conditions change, the net realizable value of our inventories could change.

Inventories consisted of the following as of:

	December 31, 2024	September 30, 2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$903,580	$784,152
In transit inventory and deposits	73,722	60,470
Parts, accessories, and other	13,238	14,569
Work-in-process	23,258	24,996
Raw materials	21,385	22,454
Inventories	$1,035,183	$906,641

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

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $626.5 million and $629.8 million as of December 31, 2024 and September 30, 2024, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. As of December 31, 2024, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the three months ended December 31, 2024:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2024	$523,259	$69,034	$592,293
Goodwill acquired	—	—	—
Foreign currency translation	(4,326)	—	(4,326)
Balance as of December 31, 2024	$518,933	$69,034	$587,967

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

During the three months ended December 31, 2024, we recognized an income tax provision of $2.1 million. During the three months ended December 31, 2023, we recognized an income tax benefit of $0.2 million. The effective income tax rate for the three months ended December 31, 2024 and 2023 before discrete items was 25.1% and 26.4%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of December 31, 2024, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $86 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of December 31, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of December 31, 2024, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $795.2 million. As of December 31, 2024, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.2 million. As of December 31, 2023, our indebtedness associated with financing our inventory and working capital needs totaled approximately $664.9 million and included unamortized debt issuance costs of approximately $1.5 million.

As of December 31, 2024 and 2023, the interest rate on the outstanding short-term borrowings, which solely consisted of the current Floor Plan, was approximately 8.0% and 8.8%, respectively. As of December 31, 2024, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $3.8 million based upon the outstanding borrowing base availability (Floor Plan). As of December 31, 2024, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of December 31, 2024, we had approximately $14.0 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	December 31, 2024	September 30, 2024
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 6.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,287	$5,411
Mortgage facility payable to Seacoast National Bank bearing interest at 6.59% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	15,039	15,378
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	20,887	21,366
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 7.25% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $20.5 million at December 31, 2024.	—	—
Term loan payable to M&T Bank bearing interest at 6.03%. Requires quarterly principal and interest payments. Facility matures in August 2027.	340,000	347,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 6.78%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,263	1,531
Total long-term debt	382,476	391,186
Less: current portion	(33,766)	(33,766)
Less: unamortized portion of debt issuance costs	(1,416)	(1,514)
Long-term debt, net current portion and unamortized debt issuance costs	$347,294	$355,906

11.
STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 14) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units (Note 14) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended December 31, 2024 and 2023, we recognized stock-based compensation expense of approximately $5.5 million and $5.4 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the three months ended December 31, 2024 and 2023, was approximately $1.5 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2024 through December 31, 2024:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2024	1,295,064	30,750	$296	$26.97	5.0
Options exercised	—	(5,750)		19.02
Restricted stock awards granted	(553,692)	—		—
Restricted stock awards forfeited	201	—		—
Additional shares of stock issued	(1,744)	—		—
Balance as of December 31, 2024	739,829	25,000	$93	$30.19	5.9
Exercisable as of December 31, 2024		21,666	$93	$29.40	5.3

During the three months ended December 31, 2024 and 2023, no options were granted.

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

The following table summarizes restricted stock award activity from September 30, 2024 through December 31, 2024:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2024	1,453,229	$32.04
Changes during the period:
Awards granted	553,692	$30.28
Awards vested	(128,509)	$32.30
Awards forfeited	(251)	$31.25
Non-vested balance as of December 31, 2024	1,878,161

As of December 31, 2024, we had approximately $33.5 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.3 years.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2024	2023
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	5.3%
Volatility	63.8%	39.2%
Expected life	Six Months	Six Months

As of December 31, 2024, we have issued 1,428,555 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2024	2023
Weighted average common shares outstanding used in calculating basic net income per share	22,615,629	22,196,141
Effect of dilutive options and non-vested restricted stock awards	769,745	612,876
Weighted average common and common equivalent shares used in calculating diluted net income per share	23,385,374	22,809,017

For the three months ended December 31, 2024 and 2023, there were 21,252 and 10,216 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2024, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in thousands)
Revenue:
Retail Operations	$468,349	$524,085
Product Manufacturing	37,938	46,128
Elimination of intersegment revenue	(37,826)	(42,939)
Revenue	$468,461	$527,274
Income from operations:
Retail Operations	$41,250	$14,806
Product Manufacturing	223	3,970
Intersegment adjustments	(2,501)	223
Income from operations	$38,972	$18,999

Intersegment adjustments represent eliminations of intersegment income from sales of boats from Product Manufacturing to Retail Operations and additional income recognized when manufactured boats are sold to the customer through the Retail Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; impacts of steps taken to counteract weak market conditions; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

All references to the “Company,” “MarineMax,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and its subsidiaries.

General

We believe we are the world’s largest recreational boat, yacht and superyacht services company. Through our over 70 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida. In October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats. In January 2025, we acquired the service and parts departments at our retail location in Panama City Beach, Florida.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 35 recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ending September 30, 2024, and two acquisitions to date in fiscal 2025.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 53% and 51% of our dealership revenue during fiscal 2024, 2023, and 2022, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which may continue to negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. However, the Federal Reserve has recently cut interest rates but future decreases or increases are uncertain. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

Although past economic conditions have adversely affected our operating results, we believe during and after such conditions we have capitalized on our core strengths to substantially outperform the industry, resulting in market share gains. Our ability to capture such market share supports the alignment of our retailing strategies with the desires of consumers. We believe the steps we have taken to address weak market conditions in the past have yielded, and we believe are likely to yield in the future, an increase in revenue. Acquisitions remain an important strategy for us, and, subject to a number of conditions, including macro-economic conditions and finding attractive acquisition targets, we plan to explore opportunities through this strategy. We expect our core strengths and retailing strategies, including our digital platform, will position us to capitalize on growth opportunities as they occur and will allow us to emerge with greater earnings potential.

As of December 31, 2024, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of December 31, 2024, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly-owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats produces customized boats. Intrepid Powerboats follows a direct-to-consumer distribution model and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2024, with the three months ended December 31, 2023 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Revenue. Revenue decreased $58.8 million, or 11.2%, to $468.5 million for the three months ended December 31, 2024, from $527.3 million for three months ended December 31, 2023. The decrease was due to a decrease of $57.0 million or 11% in comparable-store sales in addition to a $1.8 million net decrease primarily from manufacturing revenue, which is not included in comparable retail store sales, partially offset by revenue from new locations that are not eligible for inclusion in comparable-store sales. The comparable-store decrease was primarily driven by declines in new boat revenue resulting from challenging economic trends and the lingering impact of Hurricanes Helene and Milton.

Gross Profit. Gross profit decreased $5.8 million, or 3.3%, to $169.7 million for the three months ended December 31, 2024, from $175.5 million for the three months ended December 31, 2023. Gross profit as a percentage of revenue increased to 36.2% for the three months ended December 31, 2024, from 33.3% for the three months ended December 31, 2023. The increase in gross profit as a percentage of revenue was attributable to the promotional environment, mix of sales, and increased contribution from our higher-margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $25.8 million, or 16.5% to $130.7 million for the three months ended December 31, 2024, from $156.5 million for the three months ended December 31, 2023. The decrease in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities and cost-saving initiatives implemented in the prior fiscal year.

Interest Expense. Interest expense increased $0.3 million to $18.7 million for the three months ended December 31, 2024, from $18.4 million for the three months ended December 31, 2023. The increase in interest expense was primarily the result of increased borrowings from higher inventory levels.

Income Taxes. Income tax increased $2.3 million to $2.1 million, for the three months ended December 31, 2024, from a benefit of $0.2 million for the three months ended December 31, 2023. The effective income tax rate for the three months ended December 31, 2024 and 2023 before discrete items was 25.1% and 26.4%, respectively.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2024, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the three months ended December 31, 2024 and 2023, cash used in operating activities was approximately $146.1 million and $89.1 million, respectively. For the three months ended December 31, 2024, cash used in operating activities was primarily related to increases in inventory, decreases in accounts payable, decreases in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the three months ended December 31, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the three months ended December 31, 2024 and 2023, cash used in investing activities was approximately $6.5 million and $17.3 million, respectively. For the three months ended December 31, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets and proceeds from the acquisition of a trade name. For the three months ended December 31, 2023, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements.

For the three months ended December 31, 2024 and 2023, cash provided by financing activities was approximately $74.7 million and $114.3 million, respectively. For the three months ended December 31, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt and payments on tax withholdings for equity awards. For the three months ended December 31, 2023, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments and payments on tax withholdings for equity awards.

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

As of December 31, 2024, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $795.2 million and $347.3 million, respectively. As of December 31, 2024, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.2 million and $1.4 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the potential re-emergence of or increase in inflation, the effects of potentially higher interest rates, and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, and thereafter for the foreseeable future, except in the case of possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $11.3 million, $22.7 million, or $34.0 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of December 31, 2024 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2024, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (1)

4.1	Form of Common Stock Certificate. (1)

10.1

Fourth Amendment to Credit Agreement dated October 29, 2024 by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

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

MARINEMAX, INC.

January 23, 2025	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)