Form 10-K/A
period 2024-09-30
MARINEMAX INC
filed 2025-04-24
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K/A

Amendment No. 1

Fiscal Year Ended September 30, 2024

TABLE OF CONTENTS

Explanatory Note

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) amends our previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2024 (the “Original Form 10-K”). This Amendment is being filed solely to include certain XBRL Interactive Data that was inadvertently omitted in the Original Form 10-K due to an administrative error. The omitted XBRL Interactive Data did not relate to any financial information included in the Original Form 10-K. This Amendment includes a disclosure in Item 10 of Part III that was included in the Original Form 10-K and a disclosure in Item 11 of Part III that was incorporated by reference into the Original Form 10-K from our Proxy Statement, filed with the SEC on January 3, 2025. Such disclosures are included in this Amendment solely to facilitate required tagging of XBRL Interactive Data and have not been amended, updated or restated herein.

In connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has been amended to reflect the filing of these new certifications and to reflect the corrected XBRL Interactive Data. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information contained in, or incorporated by reference into, the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The text below is included in this Amendment solely for the purpose of facilitating required XBRL Interactive Data tagging and does not otherwise amend, update or restate the information contained in, or incorporated by reference into, Item 10 of the Original Form 10-K:

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

Item 11. Executive Compensation

The text below is included in this Amendment solely for the purpose of facilitating required XBRL Interactive Data tagging and does not otherwise amend, update or restate the information contained in, or incorporated by reference into, Item 11 of the Original Form 10-K:

We do not currently grant stock options as a part of our equity compensation program to executive officers. If stock options were to be granted in the future, the Company would not grant such options in anticipation of the release of nonpublic information that is likely to result in changes to the price of our common stock and would not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During fiscal year 2024, (i) none of our NEOs were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K or Form 8-K that disclosed material nonpublic information, ending one business day after the filing or furnishing of such reports, and (ii) we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules

No financial statements or supplemental data are filed with this report on Form 10-K/A. See Financial Statements and Financial Statement Schedules in the Original Form 10-K.

(b)
Exhibits

The exhibits listed below are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINEMAX, INC.

/s/ W. Brett McGill
W. Brett McGill
Chief Executive Officer and President

Date: April 24, 2025