Form 10-Q
period 2025-03-31
MARINEMAX INC
filed 2025-04-24
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on April 22, 2025 was 21,473,400.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue	$631,515	$582,892	$1,099,976	$1,110,166
Cost of sales	442,004	392,471	740,811	744,264
Gross profit	189,511	190,421	359,165	365,902

Selling, general, and administrative expenses	166,770	169,020	297,452	325,502
Income from operations	22,741	21,401	61,713	40,400

Interest expense	18,179	19,374	36,924	37,739
Income before income tax provision	4,562	2,027	24,789	2,661

Income tax provision	1,400	578	3,503	367
Net income	3,162	1,449	21,286	2,294

Less: Net loss attributable to non-controlling interests	(138)	(138)	(80)	(223)
Net income attributable to MarineMax, Inc.	$3,300	$1,587	$21,366	$2,517

Basic net income per common share	$0.15	$0.07	$0.94	$0.11

Diluted net income per common share	$0.14	$0.07	$0.91	$0.11

Weighted average number of common shares used in computing net income per common share:

Basic	22,616,518	22,299,599	22,616,069	22,247,587
Diluted	23,324,347	22,999,229	23,354,856	22,903,840

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$3,162	$1,449	$21,286	$2,294

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,243	(1,607)	(3,060)	1,619
Interest rate swap contract	(117)	61	(34)	(225)
Total other comprehensive income (loss), net of tax	4,126	(1,546)	(3,094)	1,394

Comprehensive income (loss)	7,288	(97)	18,192	3,688
Comprehensive income (loss) attributable to non-controlling interests	188	(324)	(345)	(57)
Comprehensive income attributable to MarineMax, Inc.	$7,100	$227	$18,537	$3,745

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,507	$224,326
Accounts receivable, net	119,488	106,409
Inventories	973,410	906,641
Prepaid expenses and other current assets	27,219	35,835
Total current assets	1,323,624	1,273,211
Property and equipment, net of accumulated depreciation of $179,623 and $167,252	546,958	532,766
Operating lease right-of-use assets, net	140,230	136,599
Goodwill	591,101	592,293
Other intangible assets, net	37,592	37,458
Other long-term assets	33,596	32,741
Total assets	$2,673,101	$2,605,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,567	$54,481
Contract liabilities (customer deposits)	56,936	64,845
Accrued expenses	172,156	197,295
Short-term borrowings (Floor Plan)	821,701	708,994
Current maturities on long-term debt	33,766	33,766
Current operating lease liabilities	10,196	9,762
Total current liabilities	1,139,322	1,069,143
Long-term debt, net of current maturities	339,054	355,906
Noncurrent operating lease liabilities	128,872	124,525
Deferred tax liabilities, net	55,372	60,317
Other long-term liabilities	7,102	8,928
Total liabilities	1,669,722	1,618,819
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,061,569 and 29,898,545 shares issued and 22,170,446 and 22,544,308 shares outstanding as of March 31, 2025 and September 30, 2024, respectively	30	30
Additional paid-in capital	355,459	343,911
Accumulated other comprehensive income	1,803	4,636
Retained earnings	799,385	778,015
Treasury stock, at cost, 7,891,123 and 7,354,237 shares held as of March 31, 2025 and September 30, 2024, respectively	(163,228)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	993,449	975,795
Non-controlling interests	9,930	10,454
Total shareholders’ equity	1,003,379	986,249
Total liabilities and shareholders’ equity	$2,673,101	$2,605,068

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income	—	—	—	—	18,066	—	58	18,124
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive (loss)	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201
Net income (loss)	—	—	—	—	3,304	—	(142)	3,162
Purchase of treasury stock	—	—	—	—	—	(12,431)	—	(12,431)
Stock-based compensation	1,408	—	5,321	—	—	—	—	5,321
Other comprehensive income	—	—	—	3,796	—	—	330	4,126
BALANCE, March 31, 2025	30,061,569	$30	$355,459	$1,803	$799,385	$(163,228)	$9,930	$1,003,379

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571
Net income (loss)	—	—	—	—	1,587	—	$(138)	1,449
Stock-based compensation	1,581	—	5,984	—	—	—	—	5,984
Other comprehensive loss	—	—	—	(1,360)	—	—	(186)	(1,546)
BALANCE, March 31, 2024	29,566,620	$29	$334,939	$2,531	$742,466	$(148,656)	$9,149	$940,458

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,286	$2,294
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,849	21,897
Deferred income tax (benefit) provision, net of effects of acquisitions	(4,945)	1,229
Weather expenses	5,521	698
Change in fair value of contingent consideration	(25,712)	1,167
(Gain) loss on sale of property and equipment and assets held for sale	(152)	(41)
Proceeds from insurance settlements	118	—
Stock-based compensation expense	10,794	11,403
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(14,532)	(35,791)
Inventories	(71,076)	(116,021)
Prepaid expenses and other assets	4,917	1,757
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(9,825)	(10,582)
Contract liabilities (customer deposits)	(7,437)	(2,635)
Accrued expenses and other liabilities	(6,389)	13,443
Net cash used in operating activities	(73,583)	(111,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,975)	(28,508)
Cash used in acquisition of businesses, net of cash acquired	(10,482)	(21,955)
Proceeds from insurance settlements	1,004	494
Proceeds from trade name and warranties assumed in asset exchange agreement	6,170	—
Proceeds from sale of property and equipment and other assets	8,540	80
Net cash used in investing activities	(25,743)	(49,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	112,707	197,723
Payments of long-term debt	(17,078)	(16,883)
Contingent acquisition consideration payments	(727)	(2,632)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,477	1,434
Payments on tax withholdings for equity awards	(4,520)	(4,198)
Purchase of treasury stock	(12,431)	—
Net cash provided by financing activities	79,428	175,444
Effect of exchange rate changes on cash	$(921)	855
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,819)	15,228
CASH AND CASH EQUIVALENTS, beginning of period	$224,326	201,456
CASH AND CASH EQUIVALENTS, end of period	$203,507	$216,684
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$39,177	$39,271
Income taxes	$3,491	$5,957
Non-cash items:
Contingent consideration liabilities from acquisitions	—	$1,313

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat, yacht and superyacht services company. As of March 31, 2025, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of March 31, 2025, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Additionally, Intrepid Powerboats manufactures powerboats and sells through our retail dealership locations. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida. In October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats. In January 2025, we acquired the service and parts departments of Treasure Island Marina in the Florida Panhandle. In March 2025, we acquired Shelter Bay Marina in Marathon, Florida.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 53%, 53% and 51% of our dealership revenue during fiscal 2024, 2023 and 2022, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017, Hurricane Ian in 2022, and Hurricanes Milton and Helene in 2024, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future decreases or increases are uncertain. Additionally, the current U.S. administration recently announced significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. The effects of these tariffs and reciprocal tariffs are uncertain, but they are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession as a result of the disruption of international trade. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the six months ended March 31, 2025, are not necessarily indicative of the results that may be expected in future periods.

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

3.
NEW ACCOUNTING PRONOUNCEMENTS:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, which for the Company would be the fiscal year ending September 30, 2025, with early adoption permitted. The adoption is expected to result in expanded disclosures about our segment operations, including significant segment expenses.

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

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of March 31, 2025.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$667	$—	$667
Liabilities:
Contingent consideration liabilities	$—	$—	$4,873	$4,873

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$716	$—	$716
Liabilities:
Contingent consideration liabilities	$—	$—	$81,311	$81,311

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2025 and for the fiscal year ended September 30, 2024.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended March 31, 2025 and 2024, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table summarizes ranges for significant quantitative unobservable inputs we utilized in our fair value measurements with respect to contingent consideration liabilities:

Unobservable Input:	March 31, 2025
Discount rate	11% - 17%

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $2.0 million and $77.4 million as of March 31, 2025 and September 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $2.9 million and $3.9 million as of March 31, 2025 and September 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the six months ended March 31, 2025 and 2024:

	Contingent Consideration Liabilities
	2025	2024
	(Amounts in thousands)
Beginning balance - September 30,	$81,311	$86,059
Additions from business acquisitions	—	1,313
Settlements and other adjustments (1)	(50,727)	(2,632)
Change in fair value and net present value of contingency	(25,711)	1,168
Ending balance - March 31,	$4,873	$85,908

(1) Approximately $50 million at March 31, 2025 related to contingent consideration for which the earnout period concluded and a final liability was determined. The liability is not yet paid and is included in accrued expenses in the accompanying Unaudited Condensed Consolidated Balance Sheets.

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $9.1 million and $12.0 million as of March 31, 2025 and September 30, 2024, respectively. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of March 31, 2025 and September 30, 2024:

	March 31, 2025		September 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$5,092	$5,163	$5,501	$5,411
Mortgage facility payable to Seacoast National Bank	14,234	14,699	15,467	15,378
Mortgage facility payable to Hancock Whitney Bank	20,421	20,409	21,781	21,366
Term loan payable to M&T Bank	333,977	332,500	347,250	347,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of March 31, 2025, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.6 million and $5.7 million as of March 31, 2025 and September 30, 2024, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Goods and services transferred at a point in time	88.5%	87.4%	100.0%	100.0%
Goods and services transferred over time	11.5%	12.6%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Goods and services transferred at a point in time	86.5%	86.6%	100.0%	100.0%
Goods and services transferred over time	13.5%	13.4%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	63.8%	98.9%	64.3%	64.8%	98.9%	65.0%
Used boat sales	14.1%	—	14.0%	11.6%	—	11.6%
Maintenance and repair services	3.9%	—	3.9%	4.2%	—	4.2%
Storage and charter rentals	7.8%	—	7.4%	7.9%	—	7.8%
Finance and insurance products	3.4%	—	3.4%	3.2%	—	3.2%
Parts and accessories	3.9%	1.1%	3.9%	4.6%	1.1%	4.6%
Brokerage sales	3.1%	—	3.1%	3.7%	—	3.6%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	61.6%	98.9%	62.3%	65.4%	98.9%	65.7%
Used boat sales	12.8%	—	12.7%	9.9%	—	9.8%
Maintenance and repair services	5.0%	—	4.9%	5.0%	—	5.0%
Storage and charter rentals	8.5%	—	8.1%	7.8%	—	7.8%
Finance and insurance products	3.3%	—	3.2%	2.8%	—	2.8%
Parts and accessories	4.7%	1.1%	4.7%	4.9%	1.1%	4.8%
Brokerage sales	4.1%	—	4.1%	4.2%	—	4.1%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(Amounts in thousands)
Marina/storage locations	$71,012	$71,733
Locations without marina/storage	26,697	24,989
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$97,709	$96,722

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024
	(Amounts in thousands)
Marina/storage locations	$142,024	$141,323
Locations without marina/storage	57,210	53,954
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$199,234	$195,277

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2025, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025 and

2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $8.4 million and $8.2 million, respectively. For the six months ended March 31, 2025 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $16.1 million and $16.2 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term secured borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2025, the weighted-average discount rate used was approximately 6.6%.

As of March 31, 2025, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2025 (remaining)	$7,952
2026	18,245
2027	17,328
2028	16,693
2029	15,270
Thereafter	258,448
Total lease payments	333,936
Less: interest	(194,868)
Present value of lease liabilities	$139,068

The following table sets forth supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
	2025	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,436	$9,337
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,557	$4,196

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Six Months Ended
	March 31,
	2025	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$4,494	$4,940
Variable lease income	$309	$527
Total rental income	$4,803	$5,467

As of March 31, 2025, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2025 (remaining)	$4,095
2026	6,574
2027	4,616
2028	2,652
2029	1,293
Thereafter	343
Total lease payments	$19,573

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

Inventories consisted of the following as of:

	March 31, 2025	September 30, 2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$860,690	$784,152
In transit inventory and deposits	57,024	60,470
Parts, accessories, and other	15,075	14,569
Work-in-process	22,438	24,996
Raw materials	18,183	22,454
Inventories	$973,410	$906,641

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In January 2025, we acquired the service and parts departments of Treasure Island Marina in the Florida Panhandle. In March 2025, we acquired Shelter Bay Marina in Marathon, Florida.

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

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $628.7 million and $629.8 million as of March 31, 2025 and September 30, 2024, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. As of March 31, 2025, and based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the six months ended March 31, 2025:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2024	$523,259	$69,034	$592,293
Goodwill acquired	680	—	680
Foreign currency translation	(1,872)	—	(1,872)
Balance as of March 31, 2025	$522,067	$69,034	$591,101

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

During the three months ended March 31, 2025 and 2024, we recognized an income tax provision of $1.4 million and $0.6 million, respectively. During the six months ended March 31, 2025 and 2024, we recognized an income tax provision of $3.5 million and $0.4 million, respectively. The effective income tax rate for the three months ended March 31, 2025 and 2024 was 30.7% and 28.5%, respectively. The effective income tax rate for the six months ended March 31, 2025 and 2024 was 14.1% and 13.8%, respectively.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of March 31, 2025, our available borrowings under the delayed draw mortgage loan facility were approximately $100 million, and our available borrowings under the revolving credit facility were approximately $87 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of March 31, 2025, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of March 31, 2025, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $821.7 million. As of March 31, 2025, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $1.1 million. As of March 31, 2024, our indebtedness associated with financing our inventory and working capital needs totaled approximately $736.7 million and included unamortized debt issuance costs of approximately $1.4 million.

As of March 31, 2025 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the Floor Plan, was approximately 7.8% and 8.8%, respectively. As of March 31, 2025, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $4.0 million based upon the outstanding borrowing base availability (Floor Plan). As of March 31, 2025, no amounts were withdrawn on the revolving credit facility or the delayed draw mortgage loan facility. As of March 31, 2025, we had approximately $13.0 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	March 31, 2025	September 30, 2024
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 6.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment due August 2027.	$5,163	$5,411
Mortgage facility payable to Seacoast National Bank bearing interest at 6.57% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment due September 2031.	14,699	15,378
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	20,409	21,366
Term loan payable to M&T Bank bearing interest at 5.82%. Requires quarterly principal and interest payments. Facility matures in August 2027.	332,500	347,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 6.21%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,337	1,531
Total long-term debt	374,108	391,186
Less: current portion	(33,766)	(33,766)
Less: unamortized portion of debt issuance costs	(1,288)	(1,514)
Long-term debt, net current portion and unamortized debt issuance costs	$339,054	$355,906

11.
STOCK-BASED COMPENSATION:

We account for our stock-based compensation plans following the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”). In accordance with ASC 718, we use the Black-Scholes valuation model for valuing all options granted (Note 14) and shares purchased under our Amended 2008 Employee Stock Purchase Plan (“Stock Purchase Plan”). We measure compensation for restricted stock awards and restricted stock units (Note 13) at fair value on the grant date based on the number of shares expected to vest and the quoted market price of our common stock. We recognize compensation cost for all awards in operations on a straight-line basis over the requisite service period for each separately vesting portion of the award.

During the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of approximately $5.3 million and $6.0 million, respectively, and for the six months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of approximately $10.8 million and $11.4 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the six months ended March 31, 2025 and 2024, was approximately $1.5 million and $1.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.
THE INCENTIVE STOCK PLANS:

In February 2025, our shareholders approved a proposal to amend our 2021 Plan (as defined below), to increase the total number of available shares by 495,000. In February 2023, our shareholders approved a proposal to amend our 2021 Plan, to increase the total number of available shares by 1,300,000. In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 2,795,000 shares, plus: (i) any shares available for issuance and not subject to an award under our 2007 Stock-Based Compensation Plan (the "2007 Plan") or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2024 through March 31, 2025:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2024	1,295,064	30,750	$296	$26.97	5.0
Shares authorized	495,000	—		—
Options exercised	—	(5,750)		19.02
Restricted stock awards granted	(560,046)	—		—
Restricted stock awards forfeited	20,143	—		—
Additional shares of stock issued	(3,152)	—		—
Balance as of March 31, 2025	1,247,009	25,000	$41	$30.19	5.7
Exercisable as of March 31, 2025		21,666	$41	$29.40	5.1

During the six months ended March 31, 2025 and 2024, no options were granted.

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

The following table summarizes restricted stock award activity from September 30, 2024 through March 31, 2025:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2024	1,453,229	$32.04
Changes during the period:
Awards granted	560,046	$30.24
Awards vested	(128,509)	$32.30
Awards forfeited	(20,143)	$36.90
Non-vested balance as of March 31, 2025	1,864,623

As of March 31, 2025, we had approximately $28.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.1 years.

14.
EMPLOYEE STOCK PURCHASE PLAN:

In February 2025, our shareholders approved a proposal to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares. In February 2019, our shareholders approved a proposal to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares. The Stock Purchase Plan as amended provides for up to 2,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	5.3%	4.4%	5.3%
Volatility	63.8%	39.2%	63.8%	39.2%
Expected life	Six Months	Six Months	Six Months	Six Months

As of March 31, 2025, we have issued 1,428,555 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Weighted average common shares outstanding used in calculating basic net income per share	22,616,518	22,299,599	22,616,069	22,247,587
Effect of dilutive options and non-vested restricted stock awards	707,829	699,630	738,787	656,253
Weighted average common and common equivalent shares used in calculating diluted net income per share	23,324,347	22,999,229	23,354,856	22,903,840

For the three months ended March 31, 2025 and 2024, there were 151,709 and 5,000 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2025 and 2024, there were 15,819 and 5,000 weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2025, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

Product Manufacturing. The Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid Powerboats has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Intersegment revenue represents yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers.

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$626,340	$579,177	$1,094,689	$1,103,262
Product Manufacturing	35,503	40,182	73,441	86,310
Elimination of intersegment revenue	(30,328)	(36,467)	(68,154)	(79,406)
Revenue	$631,515	$582,892	$1,099,976	$1,110,166
Income from operations:
Retail Operations	$20,941	$20,665	$62,191	$35,470
Product Manufacturing	(3,429)	(914)	(3,206)	3,056
Intersegment adjustments	5,229	1,650	2,728	1,874
Income from operations	$22,741	$21,401	$61,713	$40,400

Intersegment adjustments represent eliminations of intersegment income from sales of boats from Product Manufacturing to Retail Operations and additional income recognized when manufactured boats are sold to the customer through the Retail Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; the imposition of tariffs and their potential impacts on our operations and the broader economy; inclement weather; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; impacts of steps taken to counteract weak market conditions; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In January 2023, we acquired Boatzon, a boat and marine digital retail platform, through our technology entity, New Wave Innovations. In June 2023, we acquired C&C Boat Works, a full-service boat dealer based in Crosslake, Minnesota. In October 2023, we acquired a controlling interest of AGY, a luxury charter management agency based in Athens, Greece. In March 2024, we acquired Williams Tenders USA, a premier distributor and retailer for UK-based Williams Jet Tenders Ltd., the world’s leading manufacturer of rigid inflatable jet tenders for the luxury yacht market. In March 2024, we also acquired Native Marine, a boat dealer based in Islamorada, Florida. In October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats. In January 2025, we acquired the service and parts departments at our retail location in Panama City Beach, Florida. In March 2025, we acquired Shelter Bay Marina in Marathon, Florida.

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 35 recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and two boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ending September 30, 2024, and three acquisitions to date in fiscal 2025.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which may continue to negatively impact our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future decreases or increases are uncertain. Additionally, the current U.S. administration recently announced significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. The effects of these tariffs and reciprocal tariffs are uncertain, but they are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession as a result of the disruption of international trade. We continue to analyze the impacts of these tariffs on our business and action we can take to minimize their impact. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of March 31, 2025, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of March 31, 2025, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly-owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats produces customized boats. Intrepid Powerboats has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the six months ended March 31, 2025, with the six months ended March 31, 2024 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue. Revenue increased $48.6 million, or 8.3%, to $631.5 million for the three months ended March 31, 2025, from $582.9 million for three months ended March 31, 2024. The increase was due to an increase of $63.0 million or 11% in comparable-store sales, partially offset by a $14.4 million net decrease primarily from closed stores that are not eligible for inclusion in comparable-store sales. The comparable-store increases were primarily driven by increases in new and used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $0.9 million, or 0.5%, to $189.5 million for the three months ended March 31, 2025, from $190.4 million for the three months ended March 31, 2024. Gross profit as a percentage of revenue decreased to 30.0% for the three months ended March 31, 2025, from 32.7% for the three months ended March 31, 2024. The decrease in gross profit as a percentage of revenue was primarily a result of lower boat margins due to the challenging retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.2 million, or 1.3% to $166.8 million for the three months ended March 31, 2025, from $169.0 million for the three months ended March 31, 2024. The decrease in selling, general, and administrative expenses was primarily the result of cost-saving initiatives implemented in fiscal 2024 and fiscal 2025.

Interest Expense. Interest expense decreased $1.2 million to $18.2 million for the three months ended March 31, 2025, from $19.4 million for the three months ended March 31, 2024. The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes. Income tax increased $0.8 million to $1.4 million, for the three months ended March 31, 2025, from $0.6 million for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 and 2024 was 30.7% and 28.5%, respectively.

Six Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue. Revenue decreased $10.2 million, or 0.9%, to $1.100 billion for the six months ended March 31, 2025, from $1.110 billion for six months ended March 31, 2024. The decrease was due to a $16.3 million net decrease primarily from closed stores and manufacturing revenues which are not included in comparable retail store sales, partially offset by an increase of $6.1 million or 1%, in comparable-store sales. The comparable-store increase came primarily from increases in used boat revenue along with contributions from our other higher margin businesses.

Gross Profit. Gross profit decreased $6.7 million, or 1.8%, to $359.2 million for the six months ended March 31, 2025, from $365.9 million for the six months ended March 31, 2024. Gross profit as a percentage of revenue decreased to 32.7% for the six months ended March 31, 2025, from 33.0% for the six months ended March 31, 2024. The decrease in gross profit as a percentage of revenue was primarily a result of lower boat margins due to the challenging retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $28.0 million, or 8.6% to $297.5 million for the six months ended March 31, 2025, from $325.5 million for the six months ended March 31, 2024. The decrease in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities and cost-saving initiatives implemented in fiscal 2024 and fiscal 2025.

Interest Expense. Interest expense decreased $0.8 million to $36.9 million for the six months ended March 31, 2025, from $37.7 million for the six months ended March 31, 2024. The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes. Income tax expense increased $3.1 million, to $3.5 million for the six months ended March 31, 2025, from $0.4 million for the six months ended March 31, 2024. The effective income tax rate for the six months ended March 31, 2025 and 2024 was 14.1% and 13.8%, respectively.

Liquidity and Capital Resources

Our cash needs are primarily for working capital to support operations, including new and used boat and related parts inventories, off-season liquidity, and growth through acquisitions. Acquisitions remain an important strategy for us, and we plan to continue our growth through this strategy in appropriate circumstances. We cannot predict the length of prevailing economic or financial conditions. We regularly monitor the aging of our inventories and current market trends (including supply chain issues and tariffs) to evaluate our current and future inventory needs. We also use this evaluation in conjunction with our review of our current and expected operating performance and expected business levels to determine the extent of our financing needs.

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of March 31, 2025, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the six months ended March 31, 2025 and 2024, cash used in operating activities was approximately $73.6 million and $111.2 million, respectively. For the six months ended March 31, 2025, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits), decreases in accrued expenses and other liabilities, partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, changes in fair value of contingent consideration, deferred income tax provision, and stock-based compensation expense. For the six months ended March 31, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits), partially offset by increases in our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the six months ended March 31, 2025 and 2024, cash used in investing activities was approximately $25.7 million and $49.9 million, respectively. For the six months ended March 31, 2025, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets, proceeds from the acquisition of a trade name, and proceeds from insurance settlements. For the six months ended March 31, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from insurance settlements.

For the six months ended March 31, 2025 and 2024, cash provided by financing activities was approximately $79.4 million and $175.4 million, respectively. For the six months ended March 31, 2025, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, payments on tax withholdings for equity awards, contingent consideration payments from acquisitions, and purchases of treasury stock. For the six months ended March 31, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent consideration payments from acquisitions, and payments on tax withholdings for equity awards.

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

As of March 31, 2025, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $821.7 million and $339.1 million, respectively. As of March 31, 2025, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $1.1 million and $1.3 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the potential re-emergence of or increase in inflation, the effects of potentially higher interest rates, the effects of new, increased or reciprocal tariffs and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, and thereafter for the foreseeable future, except in the case of possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $11.5 million, $23.0 million, or $34.5 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of March 31, 2025 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2025, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on November 14, 2024 (the “Form 10-K”), with the exception of a risk factor originally contained in the Form 10-K, which is set forth, as modified, below.

Various operations in multiple countries around the world expose us to international political, economic, foreign currency, and other risks, including potential heightened impacts from recent tariff actions by the United States and other countries.

Our operations involve certain international activities, including our sales of yachts produced by the Azimut-Benetti Group in Italy, boats produced by Saxdor and yachts produced by Galeon in Poland, yachts produced by Ocean Alexander in Taiwan, yacht tenders produced by Williams Jet Tenders in the United Kingdom, and power catamarans produced by Sino Eagle in China, as well as our Fraser Yachts Group and Northrop & Johnson operations in various countries. These activities in multiple countries around the world expose us to international political, economic, foreign currency, and other risks. Some of our sales and purchases of inventory are denominated in a currency other than the U.S. dollar. Consequently, a strong or weak U.S. dollar may adversely affect reported revenues and our profitability. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Our future financial results could be affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, and other countries may, directly or indirectly, materially harm our business, financial condition and financial performance. For example, certain of our suppliers are dependent on products sourced from Taiwan. Greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan. This may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our financial performance.

The current U.S. administration has recently announced significant tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, other countries may limit their trade with the United States or retaliate through their own restrictions and/or increased tariffs. These tariffs may adversely affect our ability to import yachts and other products from our foreign suppliers under economically favorable terms and conditions and may require us to increase our prices which would likely decrease demand for our products. In addition, many economists and other market experts have indicated an increased likelihood of global recession as a result of the potential disruption to international trade. An economic downturn may disproportionately affect the sale of luxury goods as a result of decreased consumer spending, which could impact our sales and operations more than our competitors given our focus on the higher end of our market.

Additional changes to United States and foreign trade and tax policies, including heightened import restrictions, import and export licenses, new tariffs, trade embargoes, government sanctions, and trade barriers may occur in the future, which could prevent or make it difficult or more costly for us to import yachts from foreign suppliers under economically favorable terms and conditions. Many of these challenges, particularly tariffs, are present in commerce with China, a market from which we purchase products. While such tariffs may be delayed or cancelled in the near future, and we believe we have taken or are taking steps to mitigate their potential effects, such tariffs would likely increase our costs for our Chinese suppliers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	-
February 1, 2025 - February 28, 2025	-	-	-	-
March 1, 2025 - March 31, 2025	536,886	23.15	536,886	3,973,403
Total	536,886	$23.15	536,886	3,973,403

(1) Under the terms of the share repurchase program announced on March 11, 2024, the Company is authorized to purchase up to $100 million of its common stock through March 31, 2026.

(2) The maximum number of shares that may be purchased is calculated based on the share price at the end of the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Amended and Restated Bylaws of MarineMax, Inc., a Florida corporation. (2)

4.1	Specimen of Common Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)
Incorporated by reference to Registrant’s Form 8-K as filed April 14, 2025.
(3)
Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended September 30, 2024, as filed November 14, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

April 24, 2025	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)