Form 10-Q
period 2025-06-30
MARINEMAX INC
filed 2025-07-24
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on July 21, 2025 was 21,463,563.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$657,159	$757,720	$1,757,135	$1,867,886
Cost of sales	457,538	515,621	1,198,349	1,259,885
Gross profit	199,621	242,099	558,786	608,001

Selling, general, and administrative expenses	172,106	181,072	469,558	506,574
Goodwill impairment	69,055	—	69,055	—
(Loss) income from operations	(41,540)	61,027	20,173	101,427

Interest expense	16,936	18,229	53,860	55,968
(Loss) income before income tax (benefit) provision	(58,476)	42,798	(33,687)	45,459

Income tax (benefit) provision	(6,506)	11,085	(3,003)	11,452
Net (loss) income	(51,970)	31,713	(30,684)	34,007

Less: Net income (loss) attributable to non-controlling interests	176	163	96	(60)
Net (loss) income attributable to MarineMax, Inc.	$(52,146)	$31,550	$(30,780)	$34,067

Basic net (loss) income per common share	$(2.42)	$1.42	$(1.38)	$1.53

Diluted net (loss) income per common share	$(2.42)	$1.37	$(1.38)	$1.48

Weighted average number of common shares used in computing net (loss) income per common share:

Basic	21,515,092	22,268,758	22,249,076	22,254,619
Diluted	21,515,092	23,049,097	22,249,076	22,952,234

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(51,970)	$31,713	$(30,684)	$34,007

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,291	(458)	5,232	1,161
Interest rate swap contract	(85)	(47)	(119)	(272)
Total other comprehensive income (loss), net of tax	8,206	(505)	5,113	889

Comprehensive (loss) income	(43,764)	31,208	(25,571)	34,896
Comprehensive income attributable to non-controlling interests	863	104	518	47
Comprehensive (loss) income attributable to MarineMax, Inc.	$(44,627)	$31,104	$(26,089)	$34,849

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30,	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,017	$224,326
Accounts receivable, net	106,849	106,409
Inventories	906,219	906,641
Prepaid expenses and other current assets	33,793	35,835
Total current assets	1,197,878	1,273,211
Property and equipment, net of accumulated depreciation of $189,823 and $167,252	551,912	532,766
Operating lease right-of-use assets, net	138,143	136,599
Goodwill	527,144	592,293
Other intangible assets, net	36,661	37,458
Other long-term assets	35,999	32,741
Total assets	$2,487,737	$2,605,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,504	$54,481
Contract liabilities (customer deposits)	48,900	64,845
Accrued expenses	116,892	197,295
Short-term borrowings (Floor Plan)	735,215	708,994
Current maturities on long-term debt	35,593	33,766
Current operating lease liabilities	10,045	9,762
Total current liabilities	991,149	1,069,143
Long-term debt, net of current maturities	365,070	355,906
Noncurrent operating lease liabilities	127,860	124,525
Deferred tax liabilities, net	45,539	60,317
Other long-term liabilities	6,796	8,928
Total liabilities	1,536,414	1,618,819
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,130,499 and 29,898,545 shares issued and 21,455,444 and 22,544,308 shares outstanding as of June 30, 2025 and September 30, 2024, respectively	30	30
Additional paid-in capital	362,216	343,911
Accumulated other comprehensive income	9,322	4,636
Retained earnings	747,239	778,015
Treasury stock, at cost, 8,675,055 and 7,354,237 shares held as of June 30, 2025 and September 30, 2024, respectively	(178,277)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	940,530	975,795
Non-controlling interests	10,793	10,454
Total shareholders’ equity	951,323	986,249
Total liabilities and shareholders’ equity	$2,487,737	$2,605,068

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income	—	—	—	—	18,066	—	58	18,124
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive (loss)	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201
Net income (loss)	—	—	—	—	3,304	—	(142)	3,162
Purchase of treasury stock	—	—	—	—	—	(12,431)	—	(12,431)
Stock-based compensation	1,408	—	5,321	—	—	—	—	5,321
Other comprehensive income	—	—	—	3,796	—	—	330	4,126
BALANCE, March 31, 2025	30,061,569	30	355,459	1,803	799,385	(163,228)	9,930	1,003,379
Net income (loss)	—	—	—	—	(52,146)	—	176	(51,970)
Purchase of Treasury Stock	—	—	—	—	—	(15,049)	—	(15,049)
Shares issued pursuant to employee stock purchase plan	62,033	—	1,114	—	—	—	—	1,114
Shares issued upon vesting of equity awards, net of minimum tax withholding	5,000	—	—	—	—	—	—	—
Stock-based compensation	1,897	—	5,643	—	—	—	—	5,643
Other comprehensive income	—	—	—	7,519	—	—	687	8,206
BALANCE, June 30, 2025	30,130,499	30	362,216	9,322	747,239	(178,277)	10,793	951,323

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income (loss)	—	—	—	—	930	—	(85)	845
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,655	6,655
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Shares issued pursuant to employee stock purchase plan	55,375	—	1,353	—	—	—	—	1,353
Shares issued upon vesting of equity awards, net of minimum tax withholding	128,065	—	(1,116)	—	—	—	—	(1,116)
Shares issued upon exercise of stock options	5,000	—	81	—	—	—	—	81
Stock-based compensation	1,875	—	5,419	—	—	—	—	5,419
Other comprehensive income	—	—	—	2,588	—	—	352	2,940
BALANCE, December 31, 2023	29,565,039	$29	$328,955	$3,891	$740,879	$(148,656)	$9,473	$934,571
Net income (loss)	—	—	—	—	1,587	—	$(138)	1,449
Stock-based compensation	1,581	—	5,984	—	—	—	—	5,984
Other comprehensive loss	—	—	—	(1,360)	—	—	(186)	(1,546)
BALANCE, March 31, 2024	29,566,620	29	334,939	2,531	742,466	(148,656)	9,149	940,458
Net income (loss)	—	—	—	—	31,550	—	$163	31,713
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	129	129
Purchase of Treasury Stock	—	—	—	—	—	(2,141)	—	(2,141)
Shares issued pursuant to employee stock purchase plan	41,554	1	1,159	—	—	—	—	1,160
Shares issued upon exercise of stock options	2,500	—	40	—	—	—	—	40
Stock-based compensation	1,847	—	6,080	—	—	—	—	6,080
Other comprehensive loss	—	—	—	(447)	—	—	(58)	(505)
BALANCE, June 30, 2024	29,612,521	30	342,218	2,084	774,016	(150,797)	9,383	976,934

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands) (Unaudited)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(30,684)	$34,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,385	33,087
Deferred income tax (benefit) provision, net of effects of acquisitions	(14,778)	2,283
Goodwill impairment	69,055	—
Weather expenses	4,748	142
Change in fair value of contingent consideration	(25,652)	1,110
(Gain) loss on sale of property and equipment and assets held for sale	(744)	14
Proceeds from insurance settlements	117	—
Stock-based compensation expense	16,438	17,483
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(1,953)	(19,490)
Inventories	(3,447)	(63,833)
Prepaid expenses and other assets	(2,215)	(2,400)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(10,171)	(26,309)
Contract liabilities (customer deposits)	(15,473)	(14,939)
Accrued expenses and other liabilities	(10,272)	13,967
Net cash provided by (used in) operating activities	11,354	(24,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,414)	(43,682)
Cash used in acquisition of businesses, net of cash acquired	(10,482)	(21,955)
Proceeds from insurance settlements	1,764	531
Issuance of notes receivable	(2,811)	—
Proceeds from trade name and warranties assumed in asset exchange agreement	6,170	—
Proceeds from sale of property and equipment and other assets	10,708	282
Net cash used in investing activities	(42,065)	(64,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	26,221	162,191
Proceeds from long-term debt	36,540	—
Payments of long-term debt	(25,325)	(25,325)
Contingent acquisition consideration payments	(51,127)	(3,032)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,591	2,634
Payments on tax withholdings for equity awards	(4,520)	(4,198)
Purchase of treasury stock	(27,480)	(2,141)
Net cash (used in) provided by financing activities	(43,100)	130,129
Effect of exchange rate changes on cash	$502	541
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73,309)	40,968
CASH AND CASH EQUIVALENTS, beginning of period	$224,326	201,456
CASH AND CASH EQUIVALENTS, end of period	$151,017	$242,424
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$58,145	$59,872
Income taxes	$2,013	$8,100
Non-cash items:
Contingent consideration liabilities from acquisitions	—	$1,313
Other current assets held for sale previously classified as property and equipment	—	$7,115

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of June 30, 2025, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of June 30, 2025, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts manufactures boats and yachts with sales through our select retail dealership locations and through independent dealers. Additionally, Intrepid Powerboats manufactures powerboats and sells through our retail dealership locations. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on the higher end of our market. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future decreases or increases are uncertain. Additionally, the current U.S. administration has imposed and may continue to impose, significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. Further, U.S. and international tariff policies remain uncertain and difficult to predict. Due to the uncertainty in the retail environment caused by the tariffs, we have experienced decreased revenues and profits. Additional effects of these tariffs and reciprocal tariffs are uncertain, but the tariffs are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession and/or inflation as a result of the disruption of international trade. Although we have previously expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

Historically, in periods of lower consumer spending and depressed economic conditions, we have, among other things, substantially reduced our acquisition program, delayed new store openings, reduced our inventory purchases, engaged in inventory reduction efforts, closed a number of our retail locations, reduced our headcount, and amended and replaced our credit facility.

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the nine months ended June 30, 2025, are not necessarily indicative of the results that may be expected in future periods.

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

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of June 30, 2025.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$553	$—	$553
Liabilities:
Contingent consideration liabilities	$—	$—	$4,532	$4,532

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$716	$—	$716
Liabilities:
Contingent consideration liabilities	$—	$—	$81,311	$81,311

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2025 and for the fiscal year ended September 30, 2024.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended June 30, 2025 and 2024, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $1.9 million and $77.4 million as of June 30, 2025 and September 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $2.6 million and $3.9 million as of June 30, 2025 and September 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the nine months ended June 30, 2025 and 2024:

	Contingent Consideration Liabilities
	2025	2024
	(Amounts in thousands)
Beginning balance - September 30,	$81,311	$86,059
Additions from business acquisitions	—	1,313
Settlements	(51,127)	(3,032)
Change in fair value and net present value of contingency	(25,655)	2,393
Ending balance June 30,	$4,529	$86,733

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $7.8 million and $12.0 million as of June 30, 2025 and September 30, 2024, respectively. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$4,977	$5,039	$5,501	$5,411
Mortgage facility payable to Seacoast National Bank	13,930	14,360	15,467	15,378
Mortgage facility payable to Hancock Whitney Bank	19,989	19,931	21,781	21,366
Mortgage facility payable to M&T Bank	36,540	36,540	—	—
Term loan payable to M&T Bank	326,873	325,000	347,250	347,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of June 30, 2025, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.9 million and $5.7 million as of June 30, 2025 and September 30, 2024, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Goods and services transferred at a point in time	87.0%	88.9%	100.0%	100.0%
Goods and services transferred over time	13.0%	11.1%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Goods and services transferred at a point in time	86.8%	87.5%	100.0%	100.0%
Goods and services transferred over time	13.2%	12.5%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	63.2%	98.4%	63.6%	69.5%	98.4%	69.9%
Used boat sales	12.2%	—	12.2%	9.0%	—	8.9%
Maintenance and repair services	5.2%	—	5.1%	4.2%	—	4.1%
Storage and charter rentals	6.7%	—	6.4%	5.7%	—	5.6%
Finance and insurance products	3.6%	—	3.6%	3.0%	—	3.0%
Parts and accessories	4.6%	1.6%	4.6%	4.0%	1.6%	4.0%
Brokerage sales	4.5%	—	4.5%	4.6%	—	4.5%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	62.3%	98.7%	62.7%	67.2%	98.7%	67.4%
Used boat sales	12.6%	—	12.5%	9.5%	—	9.4%
Maintenance and repair services	5.0%	—	5.0%	4.7%	—	4.6%
Storage and charter rentals	7.8%	—	7.5%	6.9%	—	6.9%
Finance and insurance products	3.4%	—	3.4%	2.9%	—	2.9%
Parts and accessories	4.6%	1.3%	4.6%	4.5%	1.3%	4.5%
Brokerage sales	4.3%	—	4.3%	4.3%	—	4.3%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(Amounts in thousands)
Marina/storage locations	$69,700	$68,181
Locations without marina/storage	38,499	36,370
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$108,199	$104,551

	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024
	(Amounts in thousands)
Marina/storage locations	$211,724	$209,504
Locations without marina/storage	92,853	89,220
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$304,577	$298,724

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2025, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $9.3 million and $8.9 million, respectively. For the nine months ended June 30, 2025 and 2024, operating lease expenses recorded in selling, general, and administrative expenses were approximately $25.4 million and $25.1 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term secured borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2025, the weighted-average discount rate used was approximately 6.6%.

As of June 30, 2025, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2025 (remaining)	$3,449
2026	18,922
2027	17,395
2028	16,779
2029	15,330
Thereafter	259,169
Total lease payments	331,044
Less: interest	(193,139)
Present value of lease liabilities	$137,905

The following table sets forth supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
	2025	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,700	$13,787
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,613	$4,906

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Nine Months Ended
	June 30,
	2025	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$7,171	$7,470
Variable lease income	$560	$536
Total rental income	$7,731	$8,006

As of June 30, 2025, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2025 (remaining)	$2,249
2026	7,589
2027	5,416
2028	3,374
2029	1,972
Thereafter	946
Total lease payments	$21,546

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

Inventories consisted of the following as of:

	June 30, 2025	September 30, 2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$805,226	$784,152
In transit inventory and deposits	53,441	60,470
Parts, accessories, and other	13,410	14,569
Work-in-process	18,090	24,996
Raw materials	16,052	22,454
Inventories	$906,219	$906,641

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

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $563.8 million and $629.8 million as of June 30, 2025 and September 30, 2024, respectively. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350.

As a result of a sustained decline in market capitalization, based on the Company’s publicly quoted share price and macroeconomic conditions that existed during the three months ended June 30, 2025 the Company performed a quantitative impairment assessment of goodwill at each of our four reporting units. The Company utilized the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method), which are Level 3 non-recurring fair value measurements. Under the income approach, the Company projects its future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates, as well as a discount rate and a terminal growth rate.

Under the market approach, the Company uses the guideline company method to develop valuation multiples and compares the Company’s reporting units to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors.

As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during the three and nine months ended June 30, 2025, which was included in goodwill impairment in the Unaudited Condensed Consolidated Statements of Operations. There was no remaining carrying value of the goodwill for the product manufacturing reporting unit and segment as of June 30, 2025 as a result of the goodwill impairment. No impairments were recorded for the reporting units: Retail Dealerships, Superyacht Services, or IGY Marinas, which are included in the Retail Operations reportable segment, for the three and nine months ended June 30, 2025 as these reporting units all had fair values greater than their carrying values. Changes in the judgments, assumptions and estimates, including but not limited to: revenue, margin, operating expense growth rates, discount rates, terminal growth rates, and other assumptions, that are used in the impairment testing for goodwill, could result in significantly different estimates of fair value for our reporting units and potentially result in additional material non-cash impairment charges.

The Company elected a qualitative assessment for our fiscal third quarter 2024 goodwill impairment testing and determined that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts, and as a result, there was no impairment to goodwill for the three and nine months ended June 30, 2024.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the nine months ended June 30, 2025:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2024	$523,238	$69,055	$592,293
Goodwill acquired	680	—	680
Foreign currency translation	3,226	—	3,226
Goodwill impairment	—	(69,055)	(69,055)
Balance as of June 30, 2025	$527,144	$-	$527,144

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

During the three months ended June 30, 2025, we recognized an income tax benefit of $6.5 million. During the three months ended June 30, 2024, we recognized an income tax provision of $11.1 million. During the nine months ended June 30, 2025, we recognized an income tax benefit of $3.0 million. During the nine months ended June 30, 2024, we recognized an income tax expense of $11.5 million. The effective income tax rate for the three months ended June 30, 2025 and 2024 was 11.1% and 25.9%, respectively. The effective income tax rate for the nine months ended June 30, 2025 and 2024 was 8.9% and 25.2%, respectively. The changes in the effective income tax rates are primarily the result of recording the goodwill impairment.

The tax effect of the goodwill impairment during the three months ended June 30, 2025 results in a negative effective tax rate for the fiscal year. A negative tax rate makes using an estimate of the annual effective tax rate an unreliable method in determining interim period tax expense. Therefore, we have used the nine months ended June 30, 2025 effective tax rate in determining the three and nine months ended June 30, 2025 income tax benefit.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of June 30, 2025, our available borrowings under the delayed draw mortgage loan facility were approximately $63 million, and our available borrowings under the revolving credit facility were approximately $86 million.

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

The Amended Credit Agreement has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of June 30, 2025, we were in compliance with all covenants under the Amended Credit Agreement. The Amended Credit Agreement is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of June 30, 2025, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $735.2 million. As of June 30, 2025, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $0.9 million. As of June 30, 2024, our indebtedness associated with financing our inventory and working capital needs totaled approximately $701.2 million and included unamortized debt issuance costs of approximately $1.4 million.

As of June 30, 2025 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the Floor Plan, was approximately 7.8% and 8.8%, respectively. As of June 30, 2025, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $1.6 million based upon the outstanding borrowing base availability (Floor Plan). As of June 30, 2025, no amounts were withdrawn on the revolving credit facility and $36.5 million was outstanding on the delayed draw mortgage loan facility. As of June 30, 2025, we had approximately $14 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	June 30, 2025	September 30, 2024
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 6.50% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment due August 2027.	$5,039	$5,411
Mortgage facility payable to Seacoast National Bank bearing interest at 6.58% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment due September 2031.	14,360	15,378
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.88% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	19,931	21,366
Mortgage facility payable to M&T Bank bearing interest at 6.53% (SOFR plus 220 basis points). Requires quarterly principal and interest payments. Facility matures in August 2027.	36,540	—
Term loan payable to M&T Bank bearing interest at 5.82%. Requires quarterly principal and interest payments. Facility matures in August 2027.	325,000	347,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.84%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,393	1,531
Total long-term debt	402,263	391,186
Less: current portion	(35,593)	(33,766)
Less: unamortized portion of debt issuance costs	(1,600)	(1,514)
Long-term debt, net current portion and unamortized debt issuance costs	$365,070	$355,906

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

During the three months ended June 30, 2025 and 2024, we recognized stock-based compensation expense of approximately $5.6 million and $6.1 million, respectively, and for the nine months ended June 30, 2025 and 2024, we recognized stock-based compensation expense of approximately $16.4 million and $17.5 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements for the nine months ended June 30, 2025 and 2024, was approximately $2.6 million in both periods. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2024 through June 30, 2025:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2024	1,295,064	30,750	$296	$26.97	5.0
Shares authorized	495,000	—		—
Options exercised	—	(5,750)		19.02
Restricted stock awards granted	(574,132)	—		—
Restricted stock awards forfeited	45,509	—		—
Additional shares of stock issued	(5,049)	—		—
Balance as of June 30, 2025	1,256,392	25,000	$82	$28.80	5.4
Exercisable as of June 30, 2025		21,666	$82	$29.40	4.8

During the nine months ended June 30, 2025 and 2024, no options were granted.

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

The following table summarizes restricted stock award activity from September 30, 2024 through June 30, 2025:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2024	1,453,229	$32.04
Changes during the period:
Awards granted	574,132	$30.12
Awards vested	(133,509)	$32.03
Awards forfeited	(45,509)	$34.18
Non-vested balance as of June 30, 2025	1,848,343

As of June 30, 2025, we had approximately $23.1 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.0 years.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.3%	5.4%	4.3%	5.4%
Volatility	53.3%	50.7%	57.5%	46.0%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2025, we have issued 1,428,555 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding used in calculating basic net income per share	21,515,092	22,268,758	22,249,076	22,254,619
Effect of dilutive options and non-vested restricted stock awards	—	780,339	—	697,615
Weighted average common and common equivalent shares used in calculating diluted net income per share	21,515,092	23,049,097	22,249,076	22,952,234

There were approximately 1.9 million and 0.01 million weighted average shares of options outstanding and non-vested restricted stock outstanding, for the three months ended June 30, 2025 and 2024, respectively, that were not included in the computation of diluted net income per share because their effect would be anti-dilutive. For the nine months ended June 30, 2025 and 2024, there were approximately 1.8 million and 0.01 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2025, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

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

The following table sets forth revenue and income from operations for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Amounts in thousands)		(Amounts in thousands)
Revenue:
Retail Operations	$655,750	$752,171	$1,750,439	$1,855,433
Product Manufacturing	32,150	38,062	105,591	124,372
Elimination of intersegment revenue	(30,741)	(32,513)	(98,895)	(111,919)
Revenue	$657,159	$757,720	$1,757,135	$1,867,886
(Loss) Income from operations:
Retail Operations	$28,079	$58,733	$90,271	$94,204
Product Manufacturing (1)	(72,363)	(548)	(75,570)	2,508
Intersegment adjustments (2)	2,744	2,842	5,472	4,715
(Loss) Income from operations	$(41,540)	$61,027	$20,173	$101,427

(1) The Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during the three and nine months ended June 30, 2025.

(2) Intersegment adjustments represent eliminations of intersegment income from sales of boats from Product Manufacturing to Retail Operations and additional income recognized when manufactured boats are sold to the customer through the Retail Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; the imposition of tariffs and their potential impacts on our operations and the broader economy; inclement weather and our ability to mitigate impacts of adverse weather conditions through geographic diversity; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; impacts of steps taken to counteract weak market conditions; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

All references to the “Company,” “MarineMax,” “we,” “us,” and “our” mean, as a combined company, MarineMax, Inc. and its subsidiaries.

General

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. Through our over 70 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts with sales through our select retail dealership locations and through independent dealers.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's prior increases of its benchmark interest rate have resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on the higher end of our market. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future decreases or increases are uncertain. Additionally, the current U.S. administration has imposed and may continue to impose, significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. Further, U.S. and international tariff policies remain uncertain and difficult to predict. Due to the uncertainty in the retail environment caused by the tariffs, we have experienced decreased revenues and profits. Additional effects of these tariffs and reciprocal tariffs are uncertain, but the tariffs are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession and/or inflation as a result of the disruption of international trade. Although we have previously expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of June 30, 2025, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of June 30, 2025, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats, both wholly-owned MarineMax subsidiaries. Cruisers Yachts manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33 to 60 feet. Intrepid Powerboats produces customized boats. Intrepid Powerboats has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, with the exception of a critical accounting policy originally contained in the Form 10-K, which is set forth, as modified, below.

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

When required to be performed, a quantitative goodwill impairment test compares the carrying value of a reporting unit to its fair value, and a goodwill impairment charge results when the reporting unit’s carrying value exceeds its fair value. The performance of a quantitative goodwill impairment test requires management to apply significant estimates and judgment – particularly to estimate the fair value of the Company and each of our reporting units. The Company has three reporting units: Retail Dealerships, Superyacht Services, and IGY Marinas, which are included in the Retail Operations reportable segment, and one reporting unit, Product Manufacturing, which is its own reportable segment.

When performing a quantitative goodwill impairment test, the Company utilizes the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method). Under the income approach, the Company projects its future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the Company’s reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors.

Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates regarding the macroeconomic and industry conditions, our financial performance, and other factors and are often interdependent; therefore, they do not change in isolation. Factors and assumptions that management must estimate include, among others, revenue, margin, operating expense growth rates, discount rates, terminal growth rates, comparable public companies and historical transactions, market multiples, tax rates, capital spending, and customers’ financial condition. The estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have changed.

During the three months ended June 30, 2025, the Company performed a quantitative impairment assessment of goodwill at each of our four reporting units. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during the three and nine months ended June 30, 2025, which was included in goodwill impairment in the Unaudited Condensed Consolidated Statements of Operations. There was no remaining carrying value of the goodwill for the product manufacturing reporting unit and segment as of June 30, 2025 as a result of the goodwill impairment.

No impairments were recorded for the reporting units: Retail Dealerships, Superyacht Services, or IGY Marinas, which are included in the Retail Operations reportable segment, for the three and nine months ended June 30, 2025 as these reporting units all had fair values greater than their carrying values. The excess of fair values as compared to carrying values for the Retail Operations reportable segment reporting units ranged from 4% to 15%. Changes in the judgments, assumptions and estimates, including but not limited to: revenue, margin, operating expense growth rates, discount rates, terminal growth rates, and other assumptions, that are used in the impairment testing for goodwill, could result in significantly different estimates of fair value for our reporting units and potentially result in additional material non-cash impairment charges.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the nine months ended June 30, 2025, with the nine months ended June 30, 2024 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenue. Revenue decreased $100.5 million, or 13.3%, to $657.2 million for the three months ended June 30, 2025, from $757.7 million for three months ended June 30, 2024. The decrease was due to a decrease of $67.0 million or 9% in comparable-store sales and a $33.5 million net decrease from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decreases were primarily driven by decreases in new boat revenue as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions.

Gross Profit. Gross profit decreased $42.5 million, or 17.6%, to $199.6 million for the three months ended June 30, 2025, from $242.1 million for the three months ended June 30, 2024. Gross profit as a percentage of revenue decreased to 30.4% for the three months ended June 30, 2025, from 32.0% for the three months ended June 30, 2024. The decrease in gross profit as a percentage of revenue was primarily a result of lower boat margins due to the challenging retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $9.0 million, or 5.0% to $172.1 million for the three months ended June 30, 2025, from $181.1 million for the three months ended June 30, 2024. The decrease in selling, general, and administrative expenses was primarily the result of cost-saving initiatives implemented in fiscal 2024 and fiscal 2025.

Goodwill impairment. Goodwill impairment increased $69.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, as a result of recording the non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment.

Interest Expense. Interest expense decreased $1.3 million to $16.9 million for the three months ended June 30, 2025, from $18.2 million for the three months ended June 30, 2024. The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes. Income taxes decreased $17.6 million to a benefit of $6.5 million, for the three months ended June 30, 2025, from a provision of $11.1 million for the three months ended June 30, 2024 primarily as a result of the goodwill impairment. The effective income tax rate for the three months ended June 30, 2025 and 2024 was 11.1% and 25.9%, respectively.

Nine Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenue. Revenue decreased $111.0 million, or 5.9%, to $1.757 billion for the nine months ended June 30, 2025, from $1.868 billion for nine months ended June 30, 2024. The decrease was due to a decrease of $60.9 million or 3% in comparable-store sales and a $50.1 million net decrease from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decreases were primarily driven by decreases in new boat revenue as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions.

Gross Profit. Gross profit decreased $49.2 million, or 8.1%, to $558.8 million for the nine months ended June 30, 2025, from $608.0 million for the nine months ended June 30, 2024. Gross profit as a percentage of revenue decreased to 31.8% for the nine months ended June 30, 2025, from 32.5% for the nine months ended June 30, 2024. The decrease in gross profit as a percentage of revenue was primarily a result of lower boat margins due to the challenging retail environment.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $37.0 million, or 7.3% to $469.6 million for the nine months ended June 30, 2025, from $506.6 million for the nine months ended June 30, 2024. The decrease in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities and cost-saving initiatives implemented in fiscal 2024 and fiscal 2025.

Goodwill impairment. Goodwill impairment increased $69.1 million for the nine months ended June 30, 2025, as compared to the nine months ended June 30, 2024, as a result of recording the non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment.

Interest Expense. Interest expense decreased $2.1 million to $53.9 million for the nine months ended June 30, 2025, from $56.0 million for the nine months ended June 30, 2024. The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes. Income taxes decreased $14.5 million, to a benefit of $3.0 million for the nine months ended June 30, 2025, from a provision of $11.5 million for the nine months ended June 30, 2024 primarily as a result of the goodwill impairment. The effective income tax rate for the nine months ended June 30, 2025 and 2024 was 8.9% and 25.2%, respectively.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of June 30, 2025, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the nine months ended June 30, 2025 cash provided by operating activities was $11.4 million. For the nine months ended June 30, 2024, cash used in operating activities was approximately $24.9 million. For the nine months ended June 30, 2025, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, changes in fair value of contingent consideration, goodwill impairment, and stock-based compensation expense, partially offset by increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits), decreases in accrued expenses and other liabilities. For the nine months ended June 30, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the nine months ended June 30, 2025 and 2024, cash used in investing activities was approximately $42.1 million and $64.8 million, respectively. For the nine months ended June 30, 2025, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, acquisitions, and issuance of notes receivable, partially offset by proceeds from the sale of property and equipment and other assets, proceeds from the acquisition of a trade name, and proceeds from insurance settlements. For the nine months ended June 30, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities and acquisitions, partially offset by proceeds from insurance settlements.

For the nine months ended June 30, 2025 cash used in financing activities was $43.1 million. For the nine months ended June 30, 2024 cash provided by financing activities was approximately $130.1 million. For the nine months ended June 30, 2025, cash used in financing activities was primarily attributable to payments on long-term debt, payments on tax withholdings for equity awards, contingent consideration payments from acquisitions, and purchases of treasury stock, partially offset by net increases in short-term borrowings, which solely consisted of the Floor Plan (as defined below), proceeds from long-term debt, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the nine months ended June 30, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, contingent acquisition consideration payments, purchases of treasury stock, and payments on tax withholdings for equity awards.

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

As of June 30, 2025, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $735.2 million and $365.1 million, respectively. As of June 30, 2025, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.9 million and $1.6 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.9 million, $21.8 million, or $32.7 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of June 30, 2025 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2025, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	783,932	$19.20	783,932	3,279,531
May 1, 2025 - May 31, 2025	-	-	-	3,319,752
June 1, 2025 - June 30, 2025	-	-	-	2,799,472
Total	783,932	$19.20	783,932	2,799,472

(1) Under the terms of the share repurchase program announced on March 11, 2024, the Company is authorized to purchase up to $100 million of its common stock through March 31, 2026.

(2) The maximum number of shares that may be purchased is calculated based on the share price at the end of the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Material changes to board nomination procedures. On April 11, 2025, the Board adopted and approved the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), effective as of April 14, 2025. The Amended and Restated Bylaws provide for enhanced procedural mechanics and disclosure requirements applicable to shareholder nominations of directors and submissions of proposals regarding other business at shareholder meetings. See our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2025 for a description of the changes made by the Amended and Restated Bylaws.

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

MARINEMAX, INC.

July 24, 2025	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)