Form 10-K
period 2025-09-30
MARINEMAX INC
filed 2025-11-17
CIK 1057060

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant (21,504,380 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $462,344,170. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers and directors are, in fact, affiliates of the registrant.

As of November 10, 2025, there were outstanding 21,869,518 shares of the registrant’s common stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Tampa, Florida

MARINEMAX, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended September 30, 2025

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2026 and thereafter; our belief that our practices enhance our ability to attract more customers, foster an overall enjoyable boating experience, and offer boat manufacturers stable and professional retail distribution and a broad geographic presence; our assessment of our competitive advantages, including our hassle-free sales approach, prime retail locations, premium product offerings, extensive facilities, strong management and team members, and emphasis on customer service and satisfaction before and after a boat sale; our belief that our core values of customer service and satisfaction and our strategies for growth and enhancing our business, including without limitation, our acquisition and expansion strategies and pursuit of contract manufacturing and vertical integration, will enable us to achieve success and long-term growth as economic conditions continue to recover; our belief that our retailing strategies, like the utilization of our digital platform, are aligned with the desires of consumers and will position us to capitalize on future opportunities; our expectations regarding the growth of the boating market; our ability to reduce the impact of weather conditions and seasonality on our business; our ability to increase used boat sales through new boat sales efforts and our repair and maintenance services; our plans for retained earnings; the impact of our efforts to address weak market conditions on revenue; our ability to meet our liquidity and capital requirements; interest rate expectations and the expected impacts of legal proceedings, environmental liabilities and changes in accounting assumptions on our business. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Unless expressly indicated or the context requires otherwise, the terms “MarineMax,” “Company,” “we,” “us,” and “our” in this document refer to MarineMax, Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

Our Company

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of September 30, 2025, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2025, we own or operate over 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, Aviara luxury dayboats, and Intrepid Powerboats all manufacture boats and yachts and recognize sales through our select retail dealership locations and through independent dealers. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

As of September 30, 2025, the Retail Operations segment included the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; we offer boat and yacht brokerage sales and yacht charter services. In the British Virgin Islands, we offer the charter of power catamarans, through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. IGY Marinas is also included in this segment. IGY Marinas maintains a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. IGY Marinas has created standards for service and quality in nautical tourism. It offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia, delivering year-round accommodations. IGY Marinas caters to a wide variety of luxury yachts, while also being exclusive home ports for some of the world’s largest megayachts.

As of September 30, 2025, the Product Manufacturing segment included activity of Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts with sales through our select retail dealership locations and through independent dealers, and Intrepid Powerboats. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, including Aviara luxury dayboats, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats, which incorporate the desires of each individual owner. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 18% of our revenue in fiscal 2025. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 8% and 9%, respectively, of our revenue in fiscal 2025. Brunswick is a world leading manufacturer of marine products and marine engines. We have agreements with Brunswick covering Sea Ray products and Boston Whaler products and are the exclusive dealer of Sea Ray and Boston Whaler boats in almost all of our geographic markets. Additionally, we are the exclusive dealer for Harris aluminum boats, a division of Brunswick, in many of our geographic markets. We also are the exclusive dealer for Italy-based Azimut-Benetti Group, or Azimut, for Azimut and Benetti mega-yachts, yachts, and other recreational boats for the United States. Sales of new Azimut boats and yachts accounted for approximately

6% of our revenue in fiscal 2025. Additionally, we are the exclusive dealer for certain other premium brands that serve certain industry segments in our markets as shown by the table on page three.

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

MarineMax commenced operations as a result of the March 1, 1998 acquisition of five previously independent recreational boat dealers. Since that time, we have acquired 37 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and three boat and yacht manufacturers. We attempt to capitalize on the experience and success of the acquired companies in order to establish a high standard of customer service and responsiveness in the highly fragmented retail boating industry. As a result of our emphasis on premium brand boats, our average selling price for a new boat in fiscal 2025 was approximately $339,000, an increase from approximately $327,000 in fiscal 2024, compared with the industry average selling price for calendar 2024 of approximately $93,000 based on industry data published by the National Marine Manufacturers Association. We consider a store to be one or more retail locations that are adjacent or operate as one entity or a superyacht services region. Same-store sales include all stores that were open and operated throughout both the current and comparative prior period. Our same-store sales decreased 2% in fiscal 2023, increased 1% in fiscal 2024, and decreased 2% in fiscal 2025.

Material Updates to Our Strategy

Our business strategy is focused on achieving sustainable, profitable growth and improving operational efficiency through the development of strong customer relationships and an expanded global presence within the recreational marine market. Established in 1998 as a U.S.-based recreational boat and yacht dealership, more recently, starting in 2019, we have broadened our international footprint and diversified our asset portfolio through strategic acquisitions of higher-margin businesses within the marine industry. Our portfolio includes a wide array of marine services, such as marina operations, storage solutions, finance and insurance services, superyacht brokerage and chartering, construction, boat manufacturing, and digital technology platforms. IGY Marinas (“IGY”), which we believe to be the only global marina operator, provides a network of marina locations across the Americas, the Caribbean, Europe, and Asia. Many of our revenue streams, including IGY, reinforce our vertically integrated model and allow us to support customers across the entire recreational marine value chain.

We further advanced our growth strategy in fiscal 2024, acquiring a controlling interest in Atalanta Golden Yachts (“AGY”), a prominent yacht charter management company in Greece. This acquisition complements our existing superyacht brokerage and luxury yacht offerings. We also enhanced the operational efficiencies of our superyacht brands by establishing a SuperYacht Division, which consolidates back-office functions across AGY, Fraser Yachts, Northrop & Johnson, Fairport Yacht Management, and SuperYacht Management, creating a unified support infrastructure. In addition, we acquired Williams, a leading distributor and retailer of rigid inflatable jet tenders for the luxury yacht market. And in October 2024, our Cruisers Yachts subsidiary assumed the rights to MasterCraft's Aviara brand of luxury dayboats. In January 2025, we acquired the service and parts departments at our retail location in Panama City Beach, Florida. In March 2025, we acquired Shelter Bay Marina in Marathon, Florida.

Further, in fiscal 2025, we continued to advance our digital technology initiatives. Through platforms such as Boatzon and Boatyard, which are proprietary customer experience solutions tailored for the marine industry, and with the support of our technology-focused entity, New Wave Innovations, we aim to enhance customer engagement and drive additional value across our portfolio.

Development of the Company; Expansion of Business

Since our initial acquisitions in March 1998, we have acquired 37 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and three boat and yacht manufacturers. Acquired dealers operate under the MarineMax name.

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

Apart from acquisitions and our superyacht service locations, we have opened 35 new retail locations in existing territories, excluding those opened on a temporary basis for a specific purpose. We also monitor the performance of our retail locations and close retail locations that do not meet our expectations. Based on these factors and previous depressed economic conditions, we have closed 87 retail locations since March 1998 which includes the 2008 financial crisis, excluding those opened on a temporary basis for a specific purpose and including 11 during the last three fiscal years.

The following table sets forth information regarding the businesses and assets that we have acquired and their geographic regions from fiscal year 2011 through September 30, 2025.

Acquired Companies	Acquisition Date	Geographic Region
Treasure Island Marina, LLC	February 2011	Florida Panhandle
Bassett Marine, LLC	September 2012	Connecticut, Rhode Island and Western Massachusetts
Parker Boat Company	March 2013	Central Florida
Ocean Alexander Yachts	April 2014	Eastern United States
Bahia Mar Marina	January 2016	Florida Panhandle
Russo Marine	April 2016	Eastern Massachusetts and Rhode Island
Hall Marine Group	January 2017	North Carolina, South Carolina and Georgia
Island Marine Center	January 2018	New Jersey
Tera Miranda	April 2018	Oklahoma
Bay Pointe Marina	September 2018	Massachusetts
Sail & Ski Center	April 2019	Texas
Fraser Yachts Group	July 2019	Worldwide
Boatyard, Inc.	February 2020	Worldwide
Northrop & Johnson	July 2020	Worldwide
Private Insurance Services	July 2020	Worldwide
SkipperBud’s & Silver Seas Yachts	October 2020	Great Lakes region and West Coast United States
Cruisers Yachts	May 2021	Worldwide
Nisswa Marine	July 2021	Minnesota
Intrepid Powerboats	November 2021	Worldwide
Texas MasterCraft	November 2021	Texas
Superyacht Management, S.A.R.L.	April 2022	France
Endeavour Marina	August 2022	Texas
IGY Marinas	October 2022	Worldwide
Midcoast Marine Group	December 2022	Florida
Boatzon	January 2023	Worldwide
C&C Boat Works	June 2023	Minnesota
Atalanta Global Yachts	October 2023	Worldwide
Williams Tenders USA	January 2024	Worldwide
Native Marine	March 2024	Florida Keys
Aviara	October 2024	Worldwide
Treasure Island Marina, LLC	January 2025	Florida Panhandle
Shelter Bay Marina	March 2025	Florida Keys

In addition to acquiring recreational boat dealers, superyacht service companies, boat manufacturers, marinas, and opening new retail locations, we also add new product lines to expand our operations. The following table sets forth certain of our current product lines that we have added to our existing locations during the years indicated.

Product Line	Fiscal Year	Current Geographic Regions
Boston Whaler	1998	West Central Florida, Stuart, Florida, and Dallas, Texas
Grady-White	2002	Houston, Texas
Boston Whaler	2004-2005	North and South Carolina (2004), Houston, Texas (2005)
Azimut	2006	Northeast United States from Maryland to Maine
Boston Whaler	2006	New York
Grady-White	2006-2010	Pensacola, Florida (2006), Jacksonville, Florida (2010)
Azimut	2008	Florida
Boston Whaler	2009-2012	Southwest Florida (2009), Pompano Beach, Florida (2012)
Harris	2010	Missouri, Minnesota, and New Jersey
Nautique by Correct Craft	2010	Minnesota
Harris	2011-2012	West Central Florida (2011), Alabama (2012), North and Southwest Florida (2012), and Texas (2012)
Azimut	2012	United States
Scout	2012	Southeast Florida, Maryland, and New Jersey
Ocean Alexander Yachts	2014	Eastern United States
Scout	2014	New York
Aquila	2014	North America, South America and Caribbean
Galeon	2015	North America, Central America, and South America
Grady-White	2016	Miami, Florida
Boston Whaler	2016	Parts of Massachusetts, Connecticut, and Rhode Island
Yamaha Jet Boats	2017	Georgia, North Carolina, and South Carolina
Bennington	2017	South Carolina
Mastercraft	2018-2021	South Carolina (2018), Wisconsin and Illinois (2021)
MJM Yachts	2019	Florida, Missouri, Massachusetts, North Carolina, South Carolina and Georgia
Bayliner	2019-2021	Wisconsin, Illinois, Michigan and Ohio (2021)
Barletta	2021	Wisconsin, Illinois, Detroit, and Michigan
Four Winns	2021	Wisconsin, Illinois, Ohio and Detroit, Michigan
Harris	2021	Wisconsin, Illinois, Grand Rapids, Michigan and Ohio
Sea Ray	2021	Wisconsin, Illinois, Michigan, and Ohio
Starcraft	2021	Wisconsin, Illinois & Michigan
Sylvan	2021	Wisconsin, Illinois, Eastern Michigan & Georgia (2025)
Tiara	2021	Wisconsin, Illinois, Michigan, California & Ohio
Princess	2021	California and Seattle, Washington
Yamaha Jet Boats	2021	Wisconsin
Edgewater	2021	Newport Beach, California
Cruisers Yachts (1)	2021	Worldwide
Moomba, Supra	2021	Minnesota
Saxdor	2021	North America
Bertram	2021	United States and Canada with certain exceptions
Premier	2021-2022	Minnesota (2021)
Mastercraft	2021-2022	Wisconsin and Illinois (2021), Minnesota (2021)
Boston Whaler	2022	Minnesota
Intrepid Powerboats (1)	2022	Worldwide
Cobalt	2023	Minnesota
Premier	2023	Georgia
Boston Whaler	2023	North Carolina and South Carolina
Aviara (1)	2019-2024	United States (2019), Worldwide (2024)

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

U.S. Recreational Boating Industry

The U.S. recreational boating industry generated approximately $55.6 billion in retail sales in calendar 2024, which is slightly below the $57.7 billion generated in calendar 2023. The retail sales include sales of new and used boats;marine products, such as engines, trailers, equipment, and accessories; and related expenditures, such as fuel, insurance, docking, storage, and repairs. Retail sales of new and used boats, engines, trailers and accessories accounted for approximately $43.2 billion of these sales in 2024 based on industry data from the National Marine Manufacturers Association.

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

New Boat Sales

We primarily sell recreational boats, including pleasure boats and fishing boats. A number of the products we offer are manufactured by Brunswick, a leading worldwide manufacturer of recreational boats and yachts, including Sea Ray pleasure boats, Boston Whaler fishing boats, and Harris aluminum boats. Sales of new Brunswick boats accounted for approximately 18% of our revenue in fiscal 2025. Sales of new Sea Ray and Boston Whaler boats accounted for approximately 8% and 9%, respectively, of our revenue in fiscal 2025. Certain of our dealerships also sell luxury yachts, fishing boats, and pontoon boats provided by other manufacturers, including Italy-based Azimut. Sales of new Azimut boats and yachts accounted for approximately 6% of our revenue in fiscal 2025. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Intrepid Powerboats, a MarineMax company, manufactures powerboats and sells through our retail dealership locations as well as independent dealers. During fiscal 2025, new boat sales, including sales of Cruisers Yachts and Intrepid Powerboats, accounted for approximately 60.9% or $1.407 billion of our revenue.

We offer recreational boats in most market segments, but have a particular focus on premium quality pleasure boats and yachts as reflected by our fiscal 2025 average new boat sales price of approximately $339,000, an increase from approximately $327,000 in fiscal 2024, compared with an estimated industry average selling price for calendar 2024 of approximately $93,000 based on industry data published by the National Marine Manufacturers Association. Given our locations in some of the more affluent, offshore-oriented boating areas in the United States and emphasis on high levels of customer service, we sell a relatively higher percentage of large recreational boats, such as mega-yachts, yachts, and sport cruisers. We believe that the product lines we offer are among the highest quality within their respective market segments, with well-established trade-name recognition and reputations for quality, performance, and style.

The following table is illustrative of the range and approximate manufacturer suggested retail price range of new boats that we currently offer, but is not all inclusive.

Product Line and Trade Name	Overall Length	Manufacturer Suggested Retail Price Range
Motor Yachts
Azimut	42' to 120'+	1,600,000 to 26,000,000+
Ocean Alexander Yachts	88’ to 120’+	10,00,000 to 25,000,000+
Princess	35' to 95'+	700,000 to 10,000,000+
Yacht Tenders
Williams Jet Tenders	9’ to 20’	30,000 to 250,000+
Pleasure Boats
Sea Ray	19’ to 40’	65,000 to 1,200,000+
Bayliner	15' to 24'	20,000 to 110,000
Cobalt	23' to 35'	110,000 to 500,000
Aquila	28’ to 72’	300,000 to 7,000,000+
Galeon	32’ to 80’	750,000 to 8,500,000+
Saxdor	32' to 40'	330,000 to 750,000
MJM Yachts	35' to 50'	700,000 to 2,000,000+
Aviara (1)	28’ to 40’	250,000 to 1,300,000+
Cruisers Yachts (1)	34' to 60'	700,000 to 3,800,000+
Tiara	34' to 60'	600,000 to 3,500,000+
Four Winns	20' to 38'	60,000 to 600,000+
Intrepid Powerboats (1)	34' to 51'	560,000 to 2,000,000+
Pontoon Boats
Harris	19’ to 30’	50,000 to 250,000+
Bennington	17’ to 30’	30,000 to 350,000
Barletta	20' to 28'	60,000 to 250,000
Premier	21' to 33'	50,000 to 375,000
Starcraft	16' to 25'	35,000 to 115,000
Sylvan	20' to 27'	40,000 to 160,000
Fishing Boats
Boston Whaler	13’ to 42’	25,000 to 2,000,000+
Bertram	28' to 39'	350,000 to 1,300,000
Grady White	18’ to 45’	80,000 to 1,900,000
Scout	17’ to 67’	50,000 to 7,500,000+
Ski Boats
Nautique by Correct Craft	20’ to 25’	170,000 to 525,000+
Mastercraft	20’ to 26’	140,000 to 430,000
Jet Boats
Yamaha Jet Boats	19’ to 27’	40,000 to 160,000

(1)
Product line owned by MarineMax

Motor Yachts. Ocean Alexander Yachts, Azimut and Princess are three of the world’s premier yacht builders. The motor yacht product lines typically include state-of-the-art designs with live-aboard luxuries. Azimut yachts are known for their Americanized open layout with Italian design and powerful performance. The luxurious interiors of Azimut yachts are accented by windows and multiple accommodations that have been designed for comfort. Ocean Alexander Yachts are known for their excellent engineering, performance, and functionality combined with luxuries typically found on larger mega yachts. Princess is a leading British luxury yacht manufacturer with attention to detail, design, and performance.

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

Fishing Boats. The fishing boats we offer, such as Boston Whaler, Bertram, Grady-White and Scout range from entry level models to advanced models designed for fishing and water sports in lakes, bays, and off-shore waters, with cabins with limited live-aboard capability. The fishing boats typically feature livewells, in-deck fishboxes, rodholders, rigging stations, cockpit coaming pads, and fresh and saltwater washdowns.

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

Used Boat Sales

We sell used versions of the new makes and models we offer and, to a lesser extent, used boats of other makes and models generally taken as trade-ins. During fiscal 2025, used boat sales accounted for 13.3% or approximately $307.7 million of our revenue.

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

The sale of marine engines, related marine equipment, and boating parts and accessories, which are all tangible products, accounted for approximately 4.7% or $107.5 million of our fiscal 2025 revenue.

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

Maintenance, repair, rent, and storage services accounted for approximately 10.6% or $244.8 million of our revenue during fiscal 2025 of which, approximately 3.2% or $73.4 million related to repair services, approximately 1.4% or $33.1 million related to parts and accessories for repairs, and approximately 6.0% or $138.3 million related to income from rent and storage service rentals.

F&I Products

At each of our retail locations, various offsite locations, and through Newcoast Financial Services, where applicable, we offer our customers the ability to finance new or used boat purchases and to purchase extended service contracts and arrange insurance coverage, including boat property, disability, undercoating, gel sealant, fabric protection, trailer tire and wheel protection, and casualty insurance coverage (collectively, “F&I”). We have relationships with various national marine product lenders under which the lenders purchase retail installment contracts evidencing retail sales of boats and other marine products that are originated by us in accordance with existing pre-sale agreements between us and the lenders. These arrangements permit us to receive a portion of the finance charges expected to be earned on the retail installment contract based on a variety of factors, including the credit standing of the buyer, the annual percentage rate of the contract charged to the buyer, and the lender’s then current minimum required annual percentage rate charged to the buyer on the contract. This participation is subject to repayment by us if the buyer prepays the contract or defaults within a designated time period, usually within 0 to 180 days. To the extent required by applicable state law, our dealerships are licensed to originate and sell retail installment contracts financing the sale of boats and other marine products.

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

During fiscal 2025, fee income generated from F&I products accounted for approximately 3.5% or $81.9 million of our revenue. We believe that our customers’ ability to obtain competitive financing quickly and easily at our dealerships complements our ability to sell new and used boats. We also believe our ability to provide customer-tailored financing on a “same-day” basis gives us an advantage over many of our competitors, particularly smaller competitors that lack the resources to arrange boat financing at their dealerships or that do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Brokerage Sales

Through employees or subcontractors that are licensed boat or yacht brokers where applicable, we offer boat or yacht brokerage sales at most of our retail locations. For a commission, we offer for sale brokered boats or yachts, listing them digitally on various sites, advising our other retail locations of their availability through our integrated computer system, and posting them on our website, www.MarineMax.com. Often sales are co-brokered, with the commission split between the buying and selling brokers. We believe that our access to potential used boat customers and methods of listing and advertising customers’ brokered boats or yachts is more extensive than is typical among brokers. In addition to generating revenue from brokerage commissions, our brokerage sales also enable us to offer a broad array of used boats or yachts without increasing related inventory costs. Also, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht brokerage. During fiscal 2025, brokerage sales commissions accounted for approximately 5.0% or $116.0 million of our revenue.

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

In addition to the specific business we launched in the British Virgin Islands, we also offer yacht charter services. For a fee, we assist yacht owners in the charter of their vessel by third-parties. Additionally, through Fraser Yachts Group and Northrop & Johnson, we offer yacht and superyacht chartering, charter management, yacht management, crew placement, new boat build oversight services and other luxury yacht services. During fiscal 2025, the income from rentals of chartering power yachts, yacht charter fees, and other charter services accounted for approximately 2.0% or $44.4 million of our revenue.

Offsite Sales

We sell used boats, offer F&I products, and sell parts and accessories at various third-party offsite locations, including marinas.

Product Manufacturing

Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Additionally, Cruisers Yachts has assumed the rights to MasterCraft’s Aviara brand of luxury day boats. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, reflecting the unique desires of each individual owner. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers.

Retail Locations

We sell our recreational boats and other marine products and offer our related boat services through over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin. Each retail location generally includes an indoor showroom (including some of the industry’s largest indoor boat showrooms) and an outside area for displaying boat inventories; a business office to assist customers in arranging financing and insurance; maintenance and repair facilities; and, at certain retail locations, boat storage services, including in-water slip storage and inside and outside land storage.

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

Location	Luxury Marinas
Colombia	Marina Santa Marta
Costa Rica	Marina Bahia Golfito
England	St. Katharine Docks
France	IGY Sète Marina	IGY Vieux – Port de Cannes
Italy, Sardinia	IGY Portisco Marina	Marina Di Porto Cervo
Mexico	Marina Cabo San Lucas
Panama	Red Frog Beach Island Marina
Providenciales, Turks & Caicos	Blue Haven Marina
Kingdom of Saudi Arabia	Sindalah Marina
Spain	IGY Málaga Marina	Málaga San Andres Marina
IGY Ibiza Marina
St. Maarten	Yacht Club Isle de Sol	Simpson Bay Marina
St. Lucia	Rodney Bay Marina
United Arab Emirates, Ras Al Khaimah	Wynn Al Marjan Island Marina
United States, Florida	Yacht Haven Grande Miami at Island Gardens	Maximo Marina, St. Petersburg
United States, Georgia	IGY Savannah Harbor Marina
United States, New York	North Cove Marina at Brookfield Place
United States Virgin Islands, Saint Thomas	Yacht Haven Grande	American Yacht Harbor

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

In fiscal 2025, sales of new Brunswick boats and yachts accounted for approximately 18% of our revenue. No purchases of new boats and other marine related products from any other manufacturer accounted for more than 10% of our revenue in fiscal 2025. Sales of Azimut boats and yachts and new Sea Ray and Boston Whaler boats accounted for approximately 6%, 8% and 9%, respectively, of our revenue in fiscal 2025.

We have entered into multi-year agreements with Brunswick covering Sea Ray and Boston Whaler boats. We also have a multi-year agreement with Azimut-Benetti Group for its Azimut product line. We typically deal with each of our manufacturers, other than Brunswick and Azimut-Benetti Group, under an annually renewable, non-exclusive dealer agreement.

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

Technology Platform

We believe that our technology platform, which is utilized by our companies and dealerships and continually developed with the latest capabilities, strategically enhances our ability to successfully integrate the operations of our companies and future acquisitions, facilitates secure interchange of information, and enhances cross-selling opportunities throughout our company. The platform integrates each level of operations on a Company-wide basis, including but not limited to inventory, financial reporting, budgeting, marketing and sales management. We manage each company’s operations with the platform to execute at the highest level, continually grow, and deliver exceptional customer experiences. Sales representatives use the platform to gain strategic competitive insights, automatically generate follow-up activities, facilitate the availability of Company-wide products and services and monitor the maintenance and service needs of customers’ boats. Company representatives also utilize the platform to provide access to financing and insurance products, proactively schedule services and continually communicate with customers. We mitigate cybersecurity risks by employing extensive measures, including but not limited to employee training, protective technologies, monitoring and testing, external assessment services and maintenance of protective systems and contingency plans. While we have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure that such measures will provide absolute security. See “Item 1C. Cybersecurity” included in this report for a discussion of our cybersecurity procedures and policies.

Human Capital Resources

As of September 30, 2025, we had 3,385 employees, 2,457 (approximately 73%) of whom were in store-level operations, 565 (approximately 17%) of whom were in manufacturing operations, and 363 (approximately 10%) of whom were in corporate administration and operational management. We are not a party to any significant collective bargaining agreements. We consider our relations with our employees to be excellent, and we earned certification as a Great Place To Work TM in 2025, for the second year in a row.

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

Our philosophy is to pay competitive base salaries to team members at levels that help us to attract, motivate, and retain highly qualified team members and reduce turnover. Incentive bonuses are designed to reward individuals based on our Company’s financial results as well as the achievement of personal and corporate objectives designed to contribute to our long-term success in building shareholder value. Grants of stock-based awards under our 2021 Stock-Based Compensation Plan are intended to align compensation with the price performance of our common stock. Total compensation levels reflect corporate positions, responsibilities, and achievement of goals. As a result of our performance-based compensation philosophy, pay levels may vary significantly from year to year and among our various team members. Performance metrics utilized by our incentive compensation plans include pretax income performance bonus, aged inventory, district and regional financial performance targets, and net promoter score (customer satisfaction).

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

Seasonality and Weather Conditions

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. Over the three-year period ended September 30, 2025, the average revenue for the quarters ended December 31, March 31, June 30 and September 30 represented approximately 21%, 25%, 30%, and 24%, respectively, of our average annual revenues. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings, in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January generally stimulates boat sales and typically allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our expansion into boat storage may act to reduce our seasonality and cyclicality.

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

Governmental Regulations, including Environmental Regulations

Our operations are subject to extensive regulation, supervision, and licensing under various foreign, federal, state, and local statutes, ordinances, and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of additional laws, rules, and regulations could also have a material adverse effect on our business. Various foreign, federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”), and similar foreign, federal, state, and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection and privacy, workers’ safety, and laws regarding protection of the environment, including air, water, and soil.

The EPA has various air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. The majority of the outboard marine engines we sell are manufactured by Mercury Marine. Mercury Marine’s product line of low-emission engines, including the Verado, SeaPro, Pro XS, and other four-stroke outboards, have achieved the EPA’s mandated 2006 emission levels. While we remain committed to supporting sustainable manufacturing and a sustainable environment for all boaters, any increased costs of producing engines resulting from the need to meet EPA standards, or the inability of our manufacturers to comply with EPA requirements, could have a material adverse effect on our business.

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

Environmental Responsibility

We operate many retail locations near or on bodies of water that are acutely susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as possibly more frequent and severe weather events, rising sea levels, and/or long-term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Our commitment to environmental responsibility and initiatives to reduce our environmental footprint are outlined in our “Environmental Policy.” Our Environmental Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Environmental Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the Securities and Exchange Commission (the "SEC")). Our Environmental Policy and associated climate related risks and opportunities are reviewed by our Board of Directors on an annual basis or more frequently as needed.

We have engaged in many efforts to mitigate and adapt to climate change. For example, we seek out, to the extent feasible, manufacturers committed to the highest levels of sustainability, environmental stewardship and low-emissions, as demonstrated by Mercury Marine. Mercury Marine’s commitment to sustainability and successes are detailed in its yearly Sustainability Report (which, for the avoidance of doubt, is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC). Mercury Marine’s recent accomplishments include winning the Wisconsin Business Friend of the Environment Award for Environmental Innovation in 2024 for its efforts in energy conservation and reduction in hazardous waste, carbon emissions and water consumption and, for the 14th consecutive year, the Wisconsin Sustainable Business Council awarded Mercury Marine a “Green Masters” designation, a program measuring a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education. Mercury Marine has improved energy efficiency by implementing energy‑reducing projects, promoting best practices in energy management and employing new energy technologies, such as using the latest and most energy efficient HVAC systems, LED lighting, top-rated insulation, passive (natural) lighting, weather-stripping around windows and doors, double-door vestibules, automatic and timer-activated doors, and plans to build roof-mounted solar arrays where applicable.

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

Further, as opportunities arise, we have made targeted investments to support new technology, innovations, and research in the marine industry to reduce emissions, provide environmental stewardship, and support a sustainable environment for all boaters. The Fraser Yachts Group was the first yacht company to sign the Pact for Energy Transition with the Monaco Government in 2020. The energy transition pact was created by the Monaco government to improve energy efficiency and promote renewable energy sources, with the target of reducing greenhouse gas emissions by allowing residents, workers, businesses, institutions and associations to contribute to the energy transition effort.

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

Corporate Social Responsibility

Our commitment to social responsibility is outlined in our “Human Rights Policy.” Our Human Rights Policy can be found on the Investor Relations section of our website at www.MarineMax.com under Governance Documents (for the avoidance of doubt, our Human Rights Policy and other information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC). Our Human Rights Policy is reviewed by our Board of Directors on an annual basis or more frequently as needed. We strive to conduct our business in an ethical and socially responsible way, and are sensitive to the needs of the environment, our customers, our stakeholders, our team members and our communities. Our ethical and social responsibility is guided by our MarineMax culture and values which are honesty, trust, loyalty, professionalism, consistency, always do what is right, treat others as we want to be treated, and always consider the long term. Our culture, values, and mission are shared and reinforced with our team members through daily stand up meetings, team events, and online communications. We pride ourselves on supporting our local communities both on and off the water. Our stores support their communities through multiple activities including “fill the boat” toy and school supply drives, working with local hospitals and non-profits, and participating in youth sports and civic organizations. One significant way in which our presence is felt within the local community is by providing our team members time to volunteer and assist with Habitat for Humanity housing projects in addition to making charitable donations to Habitat for Humanity. In addition, we support humanitarian aid to locations in the United States and other countries through organizations such as the Red Cross. We also partner with the American Cancer Society to support Breast Cancer Awareness Month and cancer screenings across all of our locations.

Product Liability

The products we sell or services we provide may expose us to potential liabilities for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected our business. Manufacturers of the products we sell generally maintain product liability insurance. We also maintain third-party product liability insurance that we believe to be adequate. We may experience claims that are not covered by, or that are in excess of, our insurance coverage. The institution of any significant claims against us could subject us to damages, result in higher insurance costs, and harm our business reputation with potential customers.

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

Executive Officers

The following table sets forth information concerning each of our executive officers as of November 17, 2025:

Name	Age	Position
William Brett McGill	57	Chief Executive Officer, President and Director
Michael H. McLamb	60	Executive Vice President, Chief Financial Officer, and Secretary
Anthony E. Cassella, Jr	56	Executive Vice President Finance and Chief Accounting Officer
Shawn Berg	55	Executive Vice President and Chief Digital Officer
Kyle G. Langbehn	51	Executive Vice President and President of Retail Operations
Manuel A. Alvare	49	General Counsel

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

Michael H. McLamb has served as Executive Vice President of MarineMax since October 2002, as Chief Financial Officer since January 23, 1998, as Secretary since April 5, 1998, and as a Director from November 2003 to September 2025. Mr. McLamb served as Vice President and Treasurer of the Company from January 23, 1998 until October 22, 2002. Mr. McLamb, a certified public accountant, was employed by Arthur Andersen LLP from December 1987 to December 1997, serving most recently as a Senior Manager.

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

Approximately 18% of our revenue in fiscal 2025 resulted from sales of new boats manufactured by Brunswick, including approximately 8% from Brunswick’s Sea Ray division, 9% from Brunswick’s Boston Whaler division, and approximately 1% from Brunswick’s other divisions. Additionally, approximately 6% of our revenue in fiscal 2025 resulted from sales of new boats manufactured by Azimut-Benetti Group. The remainder of our fiscal 2025 revenue from new boat sales resulted from sales of products from a limited number of other manufacturers, none of which accounted for more than 10% of our revenue.

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

Over the three-year period ended September 30, 2025, the average revenue for the quarterly periods ended December 31, March 31, June 30 and September 30 represented approximately 21%, 25%, 30%, and 24%, respectively, of our average annual revenue. With the exception of Florida, we generally realize significantly lower sales and higher levels of inventories and related short-term borrowings in the quarterly periods ending December 31 and March 31. The onset of the public boat and recreation shows in January typically stimulates boat sales and allows us to reduce our inventory levels and related short-term borrowings throughout the remainder of the fiscal year. Our business could become substantially more seasonal if we acquire dealers that operate in colder regions of the United States, which are generally closed or experience lower volume in the winter months.

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

More recently, inflation has increased in the United States and throughout the world although it has slowly decreased since its peak in 2022. High inflation has affected the prices manufacturers charge us, as well as the prices that we charge our customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance. In addition, a prolonged government shutdown may cause delays in U.S. customs and imports of our products and could generally have an adverse impact on the economy. The recent US government shutdown has not directly impacted our operations, but there is no assurance that it will not adversely affect our business in the future, especially if the shutdown continues for an extended period of time.

Our sales have been, and may further be, adversely impacted by recent increases in interest rates and adverse changes in fiscal policy or credit market conditions.

Fiscal and monetary policy have had a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, have negatively affected, and may further negatively affect, our industries, businesses, and overall financial condition. Changes by the Federal Reserve to raise its benchmark interest rate beginning in 2022 have resulted in significantly higher long-term interest rates, which has negatively impacted, and may further negatively impact, our customers’ willingness or desire to purchase our products. However, the Federal Reserve recently cut interest rates in September 2025 and October 2025 but further cuts are uncertain. While credit availability is currently adequate to support demand, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales and materially impact our financial condition and results of operations.

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

Since March 1, 1998, we have acquired 37 additional previously independent recreational boat dealers, multiple marinas, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations, and three boat and yacht manufacturers. Each acquired dealer and entity operated independently prior to its acquisition by us. Our success depends, in part, on our ability to continue to make successful acquisitions at attractive or fair prices that align with our culture and focus on customer service and to integrate the operations of acquired dealers, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our dealerships. We may not be able to oversee the combined entity efficiently, realize anticipated synergies, or implement effectively our growth and operating strategies. To the extent that we successfully pursue our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to pursue successfully our acquisition strategies or operate effectively the combined entity could have a material adverse effect on our rate of growth and operating performance.

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

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, as well as other countries may, directly or indirectly, materially harm our business, financial condition and financial performance. For example, certain of our suppliers are dependent on products sourced from Taiwan. Greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan. This may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our financial performance.

The current U.S. administration has introduced significant tariff actions on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China. In response to these tariffs, other countries have limited their trade with the United States and have retaliated through their own restrictions and/or increased tariffs, among other actions. These tariffs may adversely affect our ability to import yachts and other products from our foreign suppliers under economically favorable terms and conditions and may require us to increase our prices which would likely decrease demand and gross margins for our products. In addition, many economists and other market experts have indicated an increased likelihood of global recession as a result of the potential disruption to international trade. An economic downturn may disproportionately affect the sale of luxury goods as a result of decreased consumer spending, which could impact our sales and operations more than our competitors given our focus on the higher end of our market.

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
imposition of tariffs;
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

•
the possibility that we will incur unexpected costs, liabilities, or impairments;
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

The availability and costs of borrowed funds can adversely affect our ability to obtain and maintain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. We rely on the Amended Credit Facility to purchase and maintain our inventory of boats. The Amended Credit Facility provides the Company a line of credit with asset based borrowing availability of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million, a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. None of our real estate has been pledged for collateral for the Amended Credit Facility. As of September 30, 2025, we were in compliance with all of the covenants under the Amended Credit Facility. As of September 30, 2025, our available borrowings under the delayed draw mortgage loan facility were approximately $63 million, and our available borrowings under the revolving credit facility were approximately $85 million.

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

Boat manufacturers, including Cruisers Yachts, Aviara, and Intrepid Powerboats, rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our product and operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to purchase or manufacture and sell products, resulting in an interruption in business operations and/or a loss of sales.

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

Our long-lived assets, such as property and equipment, are required to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. As of September 30, 2025, we have approximately $552.5 million of property and equipment, net of accumulated depreciation, recorded on our consolidated balance sheet. Recoverability of an asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows.

Additionally, our goodwill is recorded at fair value at the time of acquisition and is not amortized but reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding industry conditions, our future financial performance, and other factors. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment in fiscal year 2025, which is included in goodwill impairment in the Consolidated Statements of Operations.

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

Weather and environmental conditions may adversely impact our operating results. For example, drought conditions, reduced rainfall levels, excessive rain and environmental conditions, and hurricanes have forced, and may in the future force boating areas to close or render boating dangerous or inconvenient. This has resulted in and, in the future could result in, reduced customer demand for our products. While we traditionally maintain a full range of insurance coverage for any such events, there can be no assurance that such insurance coverage is adequate to cover losses that we sustain as a result of such disasters or that we will be able to procure coverage on commercially reasonable terms for such events in the future. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Many of our dealerships sell boats to customers for use on reservoirs, thereby subjecting our business to the continued viability of these reservoirs for boating use. Although our geographic diversity and any future geographic expansion should reduce the overall impact on us of adverse weather and environmental conditions in any one market area, weather and environmental conditions will continue to represent potential material adverse risks to us and our future operating performance.

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

Economic conditions, weather and environmental conditions, competition, market conditions, and any other adverse conditions impacting the State of Florida in which we generated approximately 54%, 53% and 53% of our dealership revenue during fiscal 2025, 2024, and 2023, respectively, could have a major impact on our operations.

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

Risks Related to Cybersecurity

Increased cybersecurity requirements, use of artificial intelligence, cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data and our third-party service providers. Our business operations could be negatively impacted by an outage or breach of our informational technology systems or a cybersecurity event.

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

Increased global cybersecurity threats and more sophisticated and targeted cyber-related attacks (including ransomware) pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our data. Unauthorized parties have and may in the future attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, social engineering or other forms of deceiving our team members, contractors, vendors, and temporary staff. While we attempt to mitigate these risks by employing extensive measures, including employee training, defensive systems, proactive monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats. See “Item 1C. Cybersecurity” included in this report for a discussion of our cybersecurity procedures and policies. Additionally, the growing global use of artificial intelligence technologies could expose us to increased privacy and cybersecurity threats, such as data breaches and unauthorized access leading to financial losses, legal liabilities, and reputational damage. We also face competitive risks if we fail in our initiatives to adopt artificial intelligence or other machine-learning technologies in a timely manner.

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

Our comprehensive cybersecurity program includes, but is not limited to, standards and procedures for vulnerability management, user training, security assessments and testing, business continuity planning, encryption of sensitive data, physical security, user access controls, vendor risk management, teleworking, user device management and proactive systems, data and activity monitoring, and incident response. A limited scope of third-party service providers are involved in supporting our business and, where appropriate, we have established standards and procedures to ensure commercial best practices, audit, risk management, and strict contractual controls are in place and followed by such providers. Comprehensive contingency, recovery, and continuity plans are in place to ensure the ongoing provision of services to customers in the event of a cybersecurity incident.

Our Executive Vice President and Chief Digital Officer, (the “CDO”), Shawn C. Berg, is responsible for managing the Company’s cybersecurity risk and cybersecurity program. Shawn Berg has served as CDO since April 2019 overseeing the Company’s Technology, Marketing, and Digital Business operations. Mr. Berg was appointed as an executive officer of MarineMax by our Board in October 2022. He previously served as Vice President of Technology upon joining MarineMax in 2017. Mr. Berg has over 30 years of experience, including experience in multiple officer-level positions, in information technology and security.

Our Technology Group, in collaboration with the leading cybersecurity providers, monitors material cybersecurity and overall technology platform risks over time and updates the Company’s mitigation measures as appropriate. The Technology Group also regularly reports to the CDO and other key executives, as identified in the incident response plan, on the status of material risks, mitigation measures, and incidents related to such risks.

The CDO provides the Board with ongoing security updates, which include notable changes to program plans, changes to the risk environment, information regarding material incidents that may have occurred, reports on recent assessments of our security controls, and details regarding forward-looking plans and strategies to mitigate cyber risk. The Company has been subject to cybersecurity threats in the past. As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

Item 2. Properties

The Retail Operations segment includes our leased corporate offices in Oldsmar, Florida. We also lease 42 properties under leases in the United States and British Virgin Islands, many of which contain multi-year renewal options and some of which grant us right of first refusal to purchase the property at fair value. In most cases, we pay a fixed rent at negotiated rates. In substantially all of the leased locations, we are responsible for taxes, utilities, insurance, and routine repairs and maintenance. We own 36 properties associated with the retail locations we operate. Additionally, we have four retail locations that are currently leased to a third-party or are held for sale. A store is considered one or more retail locations that are adjacent or operate as one entity. Fraser Yachts Group and Northrop & Johnson lease offices in the United States and Europe.

The following table reflects the status, approximate size, and facilities of the various retail locations in the United States and British Virgin Islands we operate as of October 31, 2025.

Location	Location Type	Square Footage(1)	Facilities at Property	Operated Since(2)	Waterfront
Alabama
Gulf Shores	Company owned	4,000	Retail and service	1998	—
California
Newport Beach	Third-party lease	1,000	Retail only, 4 wet slips	2020	Newport Bay
San Diego	Third-party lease	1,400	Retail only, 12 wet slips	2020	San Diego Bay
Sausalito	Third-party lease	2,000	Retail and service; 6 wet slips	2020	Richardson Bay
Connecticut
Norwalk	Third-party lease	9,000	Retail and service; 42 wet slips	1994	Norwalk Harbor
Westbrook	Third-party lease	4,200	Retail and service	1998	Westbrook Harbor
Florida
Cape Haze (3)	Company owned	18,000	Retail and Service, 12 wet slips	—	Intracoastal Waterway
Clearwater	Company owned	42,000	Retail and service; 18 wet slips	1973	Tampa Bay
Cocoa	Company owned	15,000	Retail and service	1968	—
Dania	Company owned	32,000	Repair and service; 10 wet slips	1991	Port Everglades
Fort Walton Beach	Company owned	4,500	Retail and service; 14 wet slips	2019	Choctawhatchee Bay
Fort Myers	Company owned	60,000	Retail, service, marina and storage; 124 wet slips	1983	Caloosahatchee River
Islamorada	Third-party lease	500	Retail, service	2023	Florida Keys
Jacksonville	Third-party lease	9,000	Retail and service	2016	Intracoastal Waterway
Jupiter	Third-party lease	2,187	Retail and service	2023	Loxahatchee River
Key Largo	Third-party lease	8,900	Retail and service; 24 wet slips	2002	Card Sound
Marathon	Company owned	4,467	Retail and Service, and storage; 23 wet slips	2025	Florida Keys
Miami	Company owned	7,200	Retail and service; 17 wet slips	1980	Little River
Miami	Company owned	5,000	Service only; 12 wet slips	2005	Little River
Naples	Company owned	19,600	Retail and service; 17 wet slips	1997	Naples Bay
Panama City	Third-party lease	10,500	Retail only; 8 wet slips	2011	Saint Andrews Bay
Pensacola	Company owned	52,800	Retail, service, marina, and storage; 60 wet slips	2016	Pensacola Bay
Pompano Beach	Company owned	23,000	Retail and service; 17 wet slips	1990	Intracoastal Waterway
Pompano Beach	Company owned	5,400	Retail and service; 24 wet slips	2005	Intracoastal Waterway
Sarasota	Third-party lease	26,500	Retail, service, and storage; 14 wet slips	1972	Sarasota Bay
St. Petersburg	Company owned	12,000	Retail and service; 96 wet slips	2006	Boca Ciega Bay
Stuart	Company owned	22,400	Retail, marina and service; 57 wet slips	2002	Intracoastal Waterway
Tarpon Springs (3)	Company owned	5,740	Service only; 18 wet slips	2022	Anclote River
Venice	Company owned	62,000	Retail, marina, service, and storage; 73 wet slips	1972	Intracoastal Waterway
West Palm Beach	Third-party lease	1,678	Retail only	2023	—
Georgia
Buford (Atlanta) (3)	Company owned	13,500	Retail and service	2001	—
Cumming (Atlanta)	Third-party lease	13,500	Retail and service; 50 wet slips	1981	Lake Lanier

Savannah	Third-party lease	50,600	Retail, marina, service and storage; 36 wet slips	2017	Wilmington River
Illinois
Praire Harbor	Third-party lease	3,500	Marina, 140 wet slips	2020	Lake Michigan
Sequoit Harbor Antioch	Third-party lease	85,300	Retail, marina, service and storage; 208 wet slips	2020	Lake Marie
Winthrop Harbor	Third-party lease	319,100	Retail, marina, service and storage; 53 wet slips	2020	Lake Michigan
Maryland
Kent Island	Third-party lease	30,500	Retail, service, and storage	2021	Kent Narrows
Massachusetts
Danvers	Third-party lease	32,000	Retail and service	2016	—
Quincy	Company owned	14,700	Retail, service, and storage; 247 wet slips	2018	Town River
Michigan
Bay City	Third-party lease	195,800	Retail, marina, service and storage; 59 wet slips	2020	Saginaw River
Bele Mear Harbor	Third-party lease	8,500	Retail and service, 4 wet slips	2020	Lake St. Clair
Cass Lake	Third-party lease	31,600	Retail, marina, service and storage; 124 wet slips	2020	Cass Lake
Grand Haven	Third-party lease	32,000	Retail, service, and storage; 6 wet slips	2020	Spring Lake
Lake Fenton	Third-party lease	57,900	Retail, marina, service and storage; 123 wet slips	2020	Lake Fenton
Mac Ray Harbor	Third-party lease	300	Retail only, 4 wet slips	2020	Lake St. Clair
Minnesota
Crosslake	Company owned	68,040	Retail, marina, service and storage; 56 wet slips	2023	Whitefish Chain of Lakes
Excelsior	Third-party lease	2,500	Retail only; 14 wet slips	2013	Lake Minnetonka
Rogers	Company owned	69,512	Retail, service, and storage	1991	—
Nisswa	Company owned	108,400	Retail, service, and storage	2021	Nisswa Lake
Missouri
Lake Ozark	Company owned	60,300	Retail, marina, service, and storage; 218 wet slips	1987	Lake of the Ozarks
Osage Beach	Company owned	2,000	Retail and service	1987	—
New Jersey
Brant Beach	Company owned	3,800	Retail, service, and storage; 36 wet slips	1965	Barnegat Bay
Brick	Company owned	20,000	Retail, service, and storage; 225 wet slips	1977	Manasquan River
Lake Hopatcong	Company owned	4,600	Retail and service; 80 wet slips	1998	Lake Hopatcong
Somers Point	Company owned	35,000	Retail, service, and storage; 33 wet slips	1987	Little Egg Harbor Bay
Ocean View	Company owned	13,800	Retail, service, and storage	2018	—
New York
Huntington	Third-party lease	1,200	Retail and service	1995	Huntington Harbor and Long Island Sound
North Carolina
Lake Norman	Third-party lease	10,300	Retail only	2017	—
Wrightsville Beach	Third-party lease	34,500	Retail, service, and storage; 42 wet slips	1996	Masonboro Inlet
Ohio
Marina Del Isle	Company owned	163,153	Retail, marina, service and storage; 189 wet slips	2020	Lake Erie
Port Clinton	Company owned	80,000	Retail, service and storage	1997	Lake Erie
Oklahoma

Grand Lake	Company owned	3,500	Retail and service; 23 wet slips	2019	Grand Lake
Rhode Island
Newport	Third-party lease	700	Retail only	2011	Newport Harbor
South Carolina
Charleston	Third-party lease	14,800	Retail, service, and storage	2017	—
Greenville	Third-party lease	24,500	Retail, service, and storage	2017	—
Lake Wylie	Third-party lease	76,400	Retail, marina, service and storage; 82 wet slips	2017	Lake Wylie
Texas
Lewisville (Dallas)	Company owned	22,000	Retail and service	2002	—
Seabrook	Company owned	127,740	Retail, service, marina, and storage; 34 wet slips	2002	Clear Lake
Fort Worth (3)	Company owned	40,162	Retail and service	2021	—
Washington
Seattle	Third-party lease	400	Retail only, 6 wet slips	2020	Lake Union
Wisconsin
Harbor Club Marina	Third-party lease	1,000	Marina, 140 wet slips	2020	Sturgeon Bay
Lake Geneva	Third-party lease	114,900	Retail, service and storage; 2 wet slips	2020	—
Madison	Third-party lease	138,300	Retail, marina, service and storage; 135 wet slips	2020	Lake Mendota
Milwaukee	Third-party lease	68,100	Retail, service and storage; 11 wet slips	2020	Kinnickinnic River
Oshkosh	Third-party lease	98,300	Retail, marina, service and storage; 98 wet slips	2020	Lake Butte Des Mortes
Pewaukee	Third-party lease	157,200	Retail, service and storage;	2020	—
Sturgeon Bay	Third-party lease	222,200	Retail, marina, service and storage; 260 wet slips	2020	Sturgeon Bay
British Virgin Islands
Tortola	Third-party lease	2,600	Vacation charters; 45 wet slips	2011	Caribbean Sea

(1)
Square footage is approximate and does not include outside sales space or dock or marina facilities.
(2)
"Operated Since" date is the date the facility was opened by us or opened prior to its acquisition by us.
(3)
Owned location that is held for sale or closed.

IGY Marinas offers a global network of marinas in the Americas, the Caribbean, Europe, and Asia. The following table reflects the location and status of the various IGY Marinas as of October 31, 2025.

Location	Location Type
Colombia
Marina Santa Marta	Marketed (1)
Costa Rica
Marina Bahia Golfito	Marketed (1)
England
St. Katharine Docks	Managed (2)
France
IGY Sète Marina	Third-party lease
IGY Vieux – Port de Cannes	Joint venture
Italy, Sardinia
IGY Portisco Marina	Company owned and third-party lease (3)
Marina Di Porto Cervo (Marina & Shipyard)	Managed (2)
Mexico
Marina Cabo San Lucas	Company owned and third-party lease (3)
Panama
Red Frog Beach Island Marina	Third-party lease
Providenciales, Turks & Caicos
Blue Haven Marina	Marketed (1)
Kingdom of Saudi Arabia
Sindalah Marina	Managed (2)
Spain
IGY Málaga Marina	Joint venture
Málaga San Andres Marina	Managed (2)
IGY Ibiza Marina	Joint venture
St. Maarten
Simpson Bay Marina	Third-party lease
Yacht Club Isle de Sol	Third-party lease
St. Lucia
Rodney Bay Marina	Company owned
United Arab Emirates, Ras Al Khaimah
Wynn Al Marjan Island Marina	Managed (2)
United States, Florida
Yacht Haven Grande Miami at Island Gardens	Third-party lease
Maximo Marina, St. Petersburg	Managed (2)
United States, Georgia
IGY Savannah Harbor Marina	Company owned and third-party lease (3)
United States, New York
North Cove Marina at Brookfield Place	Managed (2)
United States Virgin Islands, Saint Thomas
Yacht Haven Grande	Company owned and third-party lease (3)
American Yacht Harbor	Company owned and third-party lease (3)

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

Item 3. Legal Proceedings

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2025, we do not believe that these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

	High	Low
2023
Fourth quarter	$40.71	$31.33
2024
First quarter	$39.21	$27.12
Second quarter	$38.82	$27.95
Third quarter	$36.21	$24.51
Fourth quarter	$37.71	$27.87
2025
First quarter	$34.32	$27.29
Second quarter	$32.37	$21.50
Third quarter	$26.12	$17.66
Fourth quarter (through November 10, 2025)	$28.14	$23.39

On November 10, 2025, the closing sale price of our common stock was $23.62 per share. On November 10, 2025, there were approximately 50 record holders and approximately 20,000 beneficial owners of our common stock.

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

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs (3)
July 1, 2025 to July 31, 2025	—	$—	—	3,103,119
August 1, 2025 to August 31, 2025	—	—	—	2,670,920
September 1, 2025 to September 30, 2025	167,762	25.33	—	2,778,474
Total	167,762	$25.33	—	2,778,474

(1)
Under the terms of the share repurchase program announced on March 11, 2024, the Company is authorized to purchase up to $100 million of its common stock through March 31, 2026.
(2)
167,762 shares reported in September 2025 are attributable to shares tendered by employees for the payment of applicable withholding taxes in connection with the vesting of restricted stock or restricted stock unit awards.
(3)
The maximum number of shares that may be purchased is calculated based on the share price at the end of period.

Performance Graph

The following line graph compares cumulative total shareholder returns for the five years ended September 30, 2025 for (i) our common stock, (ii) the Russell 2000 Index, and (iii) the Dow Jones US Retail Total Stock Market Index. The graph assumes an investment of $100 on September 30, 2019. The calculations of cumulative shareholder return on the Russell 2000 Index and the Dow Jones US Retail Total Stock Market Index include reinvestment of dividends. The calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The historical performance shown is not necessarily indicative of future performance.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this report, and our consolidated financial statements and notes thereto included elsewhere in this report. This section of this Form 10-K generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Overview

We believe we are the world's largest recreational boat and yacht retailer, marina operator and superyacht services company. Through our over 70 retail locations in 21 states, we sell new and used recreational boats and related marine products, including engines, trailers, parts, and accessories. We also arrange related boat financing, insurance, and extended service contracts; provide boat repair and maintenance services; offer yacht and boat brokerage sales; and, where available, offer slip and storage accommodations. In the British Virgin Islands, we offer the charter of catamarans, through MarineMax Vacations. We also own Fraser Yachts Group, a leading superyacht brokerage and luxury yacht services company with operations in multiple countries, Northrop & Johnson, another leading superyacht brokerage and services company with operations in multiple countries, SkipperBud’s, one of the largest boat sales, brokerage, service and marina/storage groups in the United States, and Cruisers Yachts, a manufacturer of sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Annual Report on Form 10-K, acquired 37 recreational boat dealers, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations and three boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed four acquisitions in the fiscal year ended September 30, 2023, three acquisitions in the fiscal year ended September 30, 2024, and three acquisitions in the fiscal year ending September 30, 2025.

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida where we generated approximately 54%, 53%, and 53% of our dealership revenue during fiscal 2025, 2024, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, and inclement weather such as hurricanes and other storms, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, although the Federal Reserve has recently cut interest rates, its prior increases of its benchmark interest rate resulted in significantly higher long-term interest rates, which negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on a higher end of our market.. Although we have expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of September 30, 2025, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of September 30, 2025, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2025 and 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.0 million and $5.7 million as of September 30, 2025 and September 30, 2024, respectively.

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

Goodwill

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal year 2025, impairment tests were performed during the third and fourth fiscal quarters to facilitate changing our annual impairment test to the fourth fiscal quarter from the third fiscal quarter. In previous fiscal years, our annual impairment test was performed during the third fiscal quarter. Beginning in fiscal year 2026 and thereafter, our annual impairment test will be performed during the fourth fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350.

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

Impairment testing requires the assessment of both qualitative and quantitative factors, including, but not limited to whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgements, assumptions and estimates regarding the macroeconomic and industry conditions, our financial performance, and other factors and are often interdependent; therefore, they do not change in isolation. Factors and assumptions that management must estimate include, among others, revenue, margin, operating expense growth rates; discount rates, terminal growth rates, comparable public companies and historical transactions, market multiples, tax rates, capital spending, and customers’ financial condition. The estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have changed.

During the three months ended June 30, 2025, the Company performed a quantitative impairment assessment of goodwill at each of our four reporting units. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit. There was no remaining carrying value of the goodwill for the product manufacturing reporting unit and segment as of June 30, 2025 as a result of the goodwill impairment.

No impairments were recorded for the reporting units: Retail Dealerships, Superyacht Services, or IGY Marinas, which are included in the Retail Operations reportable segment, as these reporting units all had fair values greater than their carrying values. The excess of fair values as compared to carrying values for the Retail Operations reportable segment reporting units ranged from 4% to 15%. Changes in the judgments, assumptions and estimates, including but not limited to: revenue, margin, operating expense growth rates, discount rates, terminal growth rates, and other assumptions, that are used in the impairment testing for goodwill, could result in significantly different estimates of fair value for our reporting units and potentially result in additional material non-cash impairment charges.

During the three months ended September 30, 2025, the Company determined through a qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test in the fourth quarter of fiscal 2025. The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2025		2024		2023
	(Amounts in thousands)
Revenue	$2,309,288	100.0%	$2,431,008	100.0%	$2,394,706	100.0%
Cost of sales	1,559,060	67.5%	1,629,812	67.0%	1,559,377	65.1%
Gross profit	750,228	32.5%	801,196	33.0%	835,329	34.9%
Selling, general and administrative expenses	647,156	28.0%	672,970	27.7%	634,527	26.5%
Goodwill impairment	69,055	3.0%	—	0.0%	—	0.0%
Income from operations	34,017	1.5%	128,226	5.3%	200,802	8.4%
Interest expense	71,158	3.1%	73,895	3.1%	53,367	2.2%
(Loss) income before income taxes	(37,141)	-1.6%	54,331	2.2%	147,435	6.2%
Income tax (benefit) provision	(6,375)	-0.3%	15,593	0.6%	37,957	1.6%
Net (loss) income	(30,766)	-1.3%	38,738	1.6%	109,478	4.6%
Less: Net income attributable to non-controlling interests	865	0.1%	672	0.0%	196	0.0%
Net (loss) income attributable to MarineMax, Inc.	$(31,631)	-1.4%	$38,066	1.6%	$109,282	4.6%

Fiscal Year Ended September 30, 2025, Compared with Fiscal Year Ended September 30, 2024

Revenue. Revenue decreased $121.7 million, or 5.0%, to approximately $2.309 billion for the fiscal year ended September 30, 2025 from $2.431 billion for the fiscal year ended September 30, 2024. The decrease is due to a $48.6 million or 2% decrease in comparable-store sales, in addition to a $73.1 million net decrease from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decreases were primarily driven by decreases in new boat revenue as a result of the challenging retail environment and ongoing economic uncertainty, including uncertainty relating to evolving trade policies and geopolitical tensions.

Gross Profit. Gross profit decreased $51.0 million, or 6.4%, to $750.2 million for the fiscal year ended September 30, 2025 from $801.2 million for the fiscal year ended September 30, 2024. Gross profit as a percentage of revenue decreased to 32.5% for the twelve months ended September 30, 2025 from 33.0% for the twelve months ended September 30, 2024. The decrease in gross profit as a percentage of revenue was primarily a result of lower new boat margins due to the challenging retail environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $25.8 million, or 3.8%, to $647.2 million for the fiscal year ended September 30, 2025 from $673.0 million for the fiscal year ended September 30, 2024. The decrease in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities and cost-saving initiatives implemented in fiscal 2024 and fiscal 2025.

Goodwill impairment. Goodwill impairment increased $69.1 million for the fiscal year ended September 30, 2025 as compared to the fiscal year ended September 30, 2024, as a result of recording the non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment.

Interest Expense. Interest expense decreased $2.7 million to $71.2 million for the fiscal year ended September 30, 2025, from $73.9 million for the fiscal year ended September 30, 2024 . The decrease in interest expense was primarily the result of lower interest rates.

Income Taxes. Income taxes decreased $22.0 million to a benefit of $6.4 million for the fiscal year ended September 30, 2025 from a provision of $15.6 million for the fiscal year ended September 30, 2024, primarily as a result of the goodwill impairment. Our effective income tax rate decreased to 17.2% for the fiscal year ended September 30, 2025, from 28.7% for fiscal year ended September 30, 2024, primarily as a result of the goodwill impairment.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of September 30, 2025, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the fiscal year ended September 30, 2025, cash provided by operating activities was approximately $72.8 million. For the fiscal years ended September 30, 2024 and 2023 cash used in operating activities was approximately $25.7 million and $222.2 million. For the fiscal year ended September 30, 2025, cash provided by operating activities was primarily related to decreases in inventory, increases in accounts payable, and our net loss adjusted for non-cash expenses such as depreciation and amortization expense, goodwill impairment expense, and stock-based compensation expense, partially offset by decreases in contract liabilities (customer deposits), decreases in accrued expenses and other liabilities, and increases in accounts receivable, prepaid expenses and other current assets. For the fiscal year ended September 30, 2024, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in contract liabilities (customer deposits) and decreases in accounts payable, partially offset by increases in accrued expenses and other liabilities, our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense. For the fiscal year ended September 30, 2023, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, and decreases in contract liabilities (customer deposits), partially offset by increases in accounts payable and accrued expenses and other liabilities, our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the fiscal years ended September 30, 2025, 2024, and 2023, cash used in investing activities was approximately $55.6 million, $81.3 million and $576.4 million, respectively. For the fiscal year ended September 30, 2025, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, acquisitions, and issuance of notes receivable, partially offset by proceeds from the sale of property and equipment and other assets, proceeds from the acquisition of a trade name, and proceeds from insurance settlements. For the fiscal year ended September 30, 2024, cash used in investing activities was primarily used for business acquisitions and to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and insurance settlements. For the fiscal year ended September 30, 2023, cash used in investing activities was primarily used for the acquisition of IGY Marinas, to purchase property and equipment associated with improving existing retail facilities, and to purchase investments, partially offset by proceeds from the sale of investments and property and equipment.

For the fiscal year ended September 30, 2025, cash used in financing activities was approximately $72.0 million. For the fiscal years ended September 30 2024, and 2023, cash provided by financing activities was approximately $128.5 million and $770.4 million, respectively. For the fiscal year ended September 30, 2025, cash used in financing activities was primarily attributable to payments for long-term debt, contingent consideration payments from acquisitions, payments on tax withholdings for equity awards and purchases of treasury stock, partially offset by increased short term borrowings, which solely consisted of the Floor Plan (as defined below), proceeds from long-term debt and net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the fiscal year ended September 30, 2024, cash provided by financing activities was primarily attributable to increased short term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards, payments for long-term debt, purchases of treasury stock, and contingent acquisition consideration payments. For the fiscal year ended September 30, 2023, cash provided by financing activities was primarily attributable to proceeds from long-term debt, increased short term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on tax withholdings for equity awards, payments for long-term debt, and contingent acquisition consideration payments.

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

Advances under the Floor Plan are initiated by the acquisition of eligible new and used inventory or are re-advanced against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting six months after receiving such advance. The curtailment schedule varies based on the type and value of the inventory. The collateral for the Amended Credit Facility is primarily the Company’s inventory that is financed through the Amended Credit Facility and related accounts receivable. None of our real estate has been pledged for collateral for the Amended Credit Facility

As of September 30, 2025, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt totaled approximately $715.7 million and $356.2 million, respectively. As of September 30, 2025, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.8 million and $1.4 million, respectively. Refer to Note 11 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2025:

	Payments Due by Period Ending September 30,
	Total	Less Than 1 Year (2026)	1-3 Years (2027 and 2028)	3-5 Years (2029 and 2030)	More Than 5 Years (2031 and thereafter)
	(Amounts in thousands)
Short-term borrowings (Floor Plan) (1)	$716,514	$716,514	$—	$—	$—
Long-term debt (2)	$393,196	35,593	346,429	9,948	1,226
Other liabilities (3)	$2,248	1,915	333	—	—
Operating leases (4)	$329,948	17,199	36,860	30,576	245,313
Total	$1,441,906	$771,221	$383,622	$40,524	$246,539

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.6 million, $21.3 million, or $31.9 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of September 30, 2025 and assume no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Additionally, the Fraser Yachts Group, Northrop & Johnson and IGY Marinas have transactions and balances denominated in currencies other than the U.S dollar. Most of the transactions not denominated in U.S. dollars are denominated in euros. Net revenues recognized whose functional currency was not the U.S. dollar were approximately 5% of our total revenues in fiscal 2025.

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

Changes in Internal Controls

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its evaluation, our management concluded that its internal control over financial reporting was effective as of September 30, 2025.

Our internal control over financial reporting as of September 30, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited MarineMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated November 17, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Tampa, Florida
November 17, 2025

Item 9B. Other Information

Insider trading arrangements and policies. During the three months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement (particularly under the caption “Corporate Governance”) to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement (particularly under the caption “Executive Compensation”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement (particularly under the caption “Security Ownership of Principal Shareholders, Directors, and Officers”).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement (particularly under the caption “Certain Relationships and Related Transactions”).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2026 Proxy Statement (particularly under the caption “Ratification of Appointment of Independent Auditor”).

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
(3)
Exhibits. See Item 15(b) below.
(b)
Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 25, 2015, by and between MarineMax, Inc. and MarineMax Reincorporation, Inc. (1)
3.1	Articles of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant. (26)
4.1	Specimen of Common Stock Certificate.(3)
4.2	Description of Securities. (3)
10.1*	Employment Agreement, dated November 29, 2018, between Registrant and William H. McGill Jr., as amended. (4)
10.1(b)*	Employment Agreement, dated November 29, 2018, between Registrant and Michael H. McLamb, as amended. (4)
10.1(c)*	Employment Agreement, dated November 29, 2018, between Registrant and William Brett McGill. (4)
10.1(d)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Anthony Cassella. (5)
10.1(e)*	Key Executive Retention Agreement, dated February 25, 2021, by and between MarineMax, Inc. and Charles Cashman. (5)
10.1(f)*	Key Executive Retention Agreement, dated May 17, 2024, by and between MarineMax, Inc. and Manuel Alvare, III (25)
10.2*	Amended 2008 Employee Stock Purchase Plan. (6)
10.3*	2011 Stock-Based Compensation Plan. (7)
10.3(a)*	Form Stock Option Agreement for 2011 Stock-Based Compensation Plan. (8)
10.3(b)*	Form Restricted Stock Unit Award Agreement for 2011 Stock-Based Compensation Plan. (9)
10.4*	2021 Stock-Based Compensation Plan. (10)
10.5	Sales and Service Agreement, dated October 30, 2020, between Registrant and Boston Whaler, Inc. (18)
10.6	Sales and Service Agreement, dated October 30, 2020, between Registrant and Sea Ray Division of Brunswick Corporation. (15)
10.7	Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (11)
10.7(a)	Amendment, executed October 17, 2014, to Agreement Relating to Acquisitions between Registrant and Brunswick Corporation, dated December 7, 2005. (12)
10.7(b)	Sea Ray Sales and Service Agreement. (9)
10.7(c)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax East, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(d)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax Northeast, LLC, and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(e)†	Sea Ray Sales and Service Agreement, executed October 17, 2014, by and between MarineMax, Inc. and Sea Ray, a Division of Brunswick Corporation. (11)
10.7(f)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax East, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(g)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax Northeast, LLC, and Boston Whaler, a Division of Brunswick Corporation. (12)
10.7(h)†	Boston Whaler Sales and Service Agreement, executed December 5, 2014, by and between MarineMax, Inc. and Boston Whaler, a Division of Brunswick Corporation. (12)
10.8 #	Loan and Security Agreement, dated May 20, 2020, by and among MarineMax, Inc. and its subsidiaries, Wells Fargo Commercial Distribution Finance, LLC, M&T Bank, Bank of the West, and Truist Bank. (13)
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

10.20

Fourth Amendment to Credit Agreement dated October 29, 2024 by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent (27).

10.21

Fifth Amendment to Credit Agreement dated August 5, 2025 by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

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

(1)
Incorporated by reference to Registrant’s Form 8-K as filed February 26, 2015.
(2)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(3)
Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2024, as filed on November 14, 2024.
(4)
Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 2019, as filed on November 29, 2018.
(5)
Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021, as filed on April 27, 2021.
(6)
Incorporated by reference to Registrant’s Form S-8 (File No. 333-286730) as filed April 24, 2025.
(7)
Incorporated by reference to Registrant’s Form S-8 (File No. 333-236617) as filed February 25, 2020.
(8)
Incorporated by reference to Registrant’s Form 8-K as filed on January 25, 2011.
(9)
Incorporated by reference to Registrant’s Form 8-K as filed on December 9, 2005.
(10)
Incorporated by reference to Registrant’s Form S-8 (File No. 333-286729) as filed April 24, 2025.
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
(26)
Incorporated by reference to Registrant’s Form 8-K as filed April 14, 2025.
(27)
Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2024, as filed on January 23, 2025.

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

Date: November 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ W. Brett McGill	Chief Executive Officer, President, and Director (Principal Executive Officer)	November 17, 2025
W. Brett McGill

/s/ Michael H. McLamb	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	November 17, 2025
Michael H. McLamb

/s/ Rebecca White	Chairperson of the Board, Director
Rebecca White		November 17, 2025

/s/ Odilon Almeida	Director	November 17, 2025
Odilon Almeida

/s/ Bonnie Biumi
Bonnie Biumi	Director	November 17, 2025

/s/ George Borst	Director	November 17, 2025
George Borst

/s/ Adam M. Johnson	Director	November 17, 2025
Adam M. Johnson

/s/ Mercedes Romero
Mercedes Romero	Director	November 17, 2025

/s/ Daniel Schiappa	Director	November 17, 2025
Daniel Schiappa

MARINEMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
MarineMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MarineMax, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 17, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Goodwill impairment assessment of certain reporting units

As discussed in Notes 2 and 9 to the consolidated financial statements, the goodwill balance as of September 30, 2025 was $526.9 million. The Company tests goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To estimate the fair value of its reporting units, the Company utilized the income approach corroborated by the market approach.

We identified the evaluation of goodwill impairment for certain reporting units as a critical audit matter. Challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates used to estimate the fair value of each reporting unit as it represented subjective determinations of future market and economic conditions that were also sensitive to variation. Minor changes to the forecasted revenue growth rates could have had a significant effect on the Company’s estimate of fair value of each reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the reporting units, including controls over the selection of forecasted revenue growth rates. We evaluated the reasonableness of the Company’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, considering industry conditions and growth plans. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We also compared the Company’s forecasted revenue growth rates to external market data to evaluate the reasonableness against independent sources.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

November 17, 2025

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	September 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,351	$224,326
Accounts receivable, net	108,288	106,409
Inventories	867,328	906,641
Prepaid expenses and other current assets	34,912	35,835
Total current assets	1,180,879	1,273,211
Property and equipment, net	552,546	532,766
Operating lease right-of-use assets, net	137,915	136,599
Goodwill	526,931	592,293
Other intangible assets, net	35,416	37,458
Other long-term assets	36,751	32,741
Total assets	$2,470,438	$2,605,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,378	$54,481
Contract liabilities (customer deposits)	45,699	64,845
Accrued expenses	121,042	197,295
Short-term borrowings (Floor Plan)	715,679	708,994
Current maturities on long-term debt	35,593	33,766
Current operating lease liabilities	10,489	9,762
Total current liabilities	984,880	1,069,143
Long-term debt, net of current maturities	356,235	355,906
Noncurrent operating lease liabilities	127,969	124,525
Deferred tax liabilities, net	47,447	60,317
Other long-term liabilities	5,154	8,928
Total liabilities	1,521,685	1,618,819
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued or outstanding as of September 30, 2025 and 2024	—	—
Common stock, $.001 par value; 40,000,000 shares authorized, 30,543,794 and 29,898,545 shares issued and 21,868,739 and 22,544,308 shares outstanding as of September 30, 2025 and 2024, respectively	31	30
Additional paid-in capital	360,818	343,911
Accumulated other comprehensive income	8,234	4,636
Retained earnings	746,384	778,015
Treasury stock, at cost; 8,675,055 and 7,354,237 shares held as of September 30, 2025 and 2024, respectively	(178,277)	(150,797)
Total shareholders’ equity attributable to MarineMax, Inc.	937,190	975,795
Non-controlling interests	11,563	10,454
Total shareholders’ equity	948,753	986,249
Total liabilities and shareholders’ equity	$2,470,438	$2,605,068

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except share and per share data)

	For the Year Ended September 30,
	2025	2024	2023
Revenue	$2,309,288	$2,431,008	$2,394,706
Cost of sales	1,559,060	1,629,812	1,559,377
Gross profit	750,228	801,196	835,329
Selling, general and administrative expenses	647,156	672,970	634,527
Goodwill impairment	69,055	—	—
Income from operations	34,017	128,226	200,802
Interest expense	71,158	73,895	53,367
(Loss) income before income tax provision	(37,141)	54,331	147,435
Income tax (benefit) provision	(6,375)	15,593	37,957
Net (loss) income	(30,766)	38,738	109,478
Less: Net income attributable to non-controlling interests	865	$672	$196
Net (loss) income attributable to MarineMax, Inc.	$(31,631)	$38,066	$109,282
Basic net (loss) income per common share	$(1.43)	$1.71	$5.00
Diluted net (loss) income per common share	$(1.43)	$1.65	$4.87
Weighted average number of common shares used in computing net (loss) income per common share:
Basic	22,052,177	22,271,580	21,852,425
Diluted	22,052,177	23,014,208	22,429,381

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Year Ended September 30,
	2025	2024	2023
Net (loss) income	$(30,766)	$38,738	$109,478

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,193	4,299	4,377
Interest rate swap contract	(172)	(518)	(98)
Total other comprehensive income, net of tax	4,021	3,781	4,279

Comprehensive (loss) income	(26,745)	42,519	113,757
Less: comprehensive income attributable to non-controlling interests	1,288	1,120	366
Comprehensive (loss) income attributable to MarineMax, Inc.	$(28,033)	$41,399	$113,391

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except share data)

				Accumulated
			Additional	Other				Total
	Common Stock Issued		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2022	28,939,846	$29	$303,432	$(2,806)	$630,667	$(148,656)	$-	$782,666
Net income	—	—	—	—	109,282	—	196	109,478
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	2,208	2,208
Shares issued pursuant to employee stock purchase plan	92,900	—	2,346	—	—	—	—	2,346
Shares issued upon vesting of equity awards, net of minimum tax withholding	331,431	—	(4,224)	—	—	—	—	(4,224)
Shares issued upon exercise of stock options	3,000	—	7	—	—	—	—	7
Stock-based compensation	7,547	—	21,657	—	—	—	—	21,657
Other comprehensive income	—	—	—	4,109	—	—	170	4,279
BALANCE, September 30, 2023	29,374,724	$29	$323,218	$1,303	$739,949	$(148,656)	$2,574	$918,417
Net income	—	—	—	—	38,066	—	672	38,738
Purchase of treasury stock	—	—	—	—	—	(2,141)	—	(2,141)
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	6,784	6,784
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Shares issued pursuant to employee stock purchase plan	96,929	1	2,512	—	—	—	—	2,513
Shares issued upon vesting of equity awards, net of minimum tax withholding	411,688	—	(5,908)	—	—	—	—	(5,908)
Shares issued upon exercise of stock options	8,000	—	128	—	—	—	—	128
Stock-based compensation	7,204	—	23,961	—	—	—	—	23,961
Other comprehensive income	—	—	—	3,333	—	—	448	3,781
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net (loss) income	—	—	—	—	(31,631)	—	865	(30,766)
Purchase of treasury stock	—	—	—	—	—	(27,480)	—	(27,480)
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	109,807	—	2,482	—	—	—	—	2,482
Shares issued upon vesting of equity awards, net of minimum tax withholding	523,848	1	(5,037)	—	—	—	—	(5,036)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	5,844	—	19,353	—	—	—	—	19,353
Other comprehensive income	—	—	—	3,598	—	—	423	4,021
BALANCE, September 30, 2025	30,543,794	$31	$360,818	$8,234	$746,384	$(178,277)	$11,563	$948,753

See accompanying notes to consolidated financial statements.

MARINEMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(30,766)	$38,738	$109,478
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,320	44,487	41,032
Deferred income tax (benefit) provision, net of effects of acquisitions	(12,870)	3,390	23,059
Goodwill impairment	69,055	—	—
Loss (gain) from hurricane	4,433	4,850	(933)
Change in fair value of contingent consideration	(28,126)	(3,030)	2,372
Loss (gain) on sale of property and equipment and assets held for sale	(205)	432	(354)
Gain on previously held equity investment upon acquisition of the entire business	—	—	(5,129)
Proceeds from insurance settlements	118	—	—
Stock-based compensation expense	19,353	23,961	21,657
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	(3,646)	(20,427)	(30,977)
Inventories	35,489	(90,966)	(351,753)
Prepaid expenses and other assets	(3,554)	(1,465)	254
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	1,714	(17,595)	24,043
Contract liabilities (customer deposits)	(18,674)	(16,885)	(65,617)
Accrued expenses and other liabilities	(8,835)	8,850	10,633
Net cash provided by (used in) operating activities	72,806	(25,660)	(222,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60,864)	(60,423)	(65,408)
Proceeds from insurance settlements	2,028	581	3,440
Issuance of notes receivable	(2,811)	—	—
Cash used in acquisition of businesses, net of cash acquired	(10,482)	(21,955)	(516,794)
Proceeds from investments	—	—	2,143
Purchases of investments	(493)	—	(2,486)
Proceeds from trade name and warranties assumed in asset exchange agreement	6,170	—	—
Proceeds from sale of property and equipment and assets held for sale	10,828	450	2,740
Net cash used in investing activities	(55,624)	(81,347)	(576,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on short-term borrowings (Floor Plan)	6,685	170,000	404,708
Proceeds from long-term debt	36,540	—	400,000
Payments for long-term debt	(34,223)	(33,766)	(25,272)
Net proceeds from issuance of common stock under incentive compensation, and employee purchase plans	2,591	2,641	2,353
Contingent acquisition consideration payments	(51,510)	(3,032)	(8,340)
Payments on tax withholdings for equity awards	(4,585)	(5,193)	(3,045)
Purchase of treasury stock	(27,480)	(2,141)	—
Net cash (used in) provided by financing activities	(71,982)	128,509	770,404
Effect of exchange rate changes on cash	825	1,368	1,378
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(53,975)	22,870	(26,818)
CASH AND CASH EQUIVALENTS, beginning of year	224,326	201,456	228,274
CASH AND CASH EQUIVALENTS, end of year	$170,351	$224,326	$201,456

See accompanying notes to consolidated financial statements

	For the Year Ended September 30,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$77,415	$79,308	$51,974
Income taxes	9,199	9,827	30,034
Non-cash items:
Accrued tax withholdings upon vesting of equity awards	4,249	3,797	3,082
Contingent consideration liabilities from acquisitions	—	1,313	77,380
Other current assets held for sale previously classified as property and equipment	—	11,964	—

See accompanying notes to consolidated financial statements

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND AND BASIS OF PRESENTATION:

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of September 30, 2025, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of September 30, 2025, we own or operate over 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, Aviara luxury dayboats, and Intrepid Powerboats all manufacture boats and yachts and recognize sales through our select retail dealership locations and through independent dealers. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

We are the largest retailer of Sea Ray and Boston Whaler recreational boats which are manufactured by Brunswick Corporation (“Brunswick”). Sales of new Brunswick boats accounted for approximately 18% of our revenue in fiscal 2025. Sales of new Sea Ray and Boston Whaler boats, both divisions of Brunswick, accounted for approximately 8% and 9%, respectively, of our revenue in fiscal 2025. Brunswick is a world leading manufacturer of marine products and marine engines.

We have dealership agreements with Sea Ray, Boston Whaler, Harris, and Mercury Marine, all subsidiaries or divisions of Brunswick. We also have dealer agreements with Italy-based Azimut-Benetti Group’s product line for Azimut and Benetti yachts and mega yachts. These agreements allow us to purchase, stock, sell, and service these manufacturers’ boats and products. These agreements also allow us to use these manufacturers’ names, trade symbols, and intellectual properties in our operations. The agreements for Sea Ray and Boston Whaler products, respectively, appoint us as the exclusive dealer of Sea Ray and Boston Whaler boats, respectively, in our geographic markets. In addition, we are the exclusive dealer for Azimut Yachts for the entire United States. Sales of new Azimut yachts accounted for approximately 6% of our revenue in fiscal 2025. We believe non-Brunswick brands offer a migration for our existing customer base or fill a void in our product offerings, and accordingly, do not compete with the business generated from our other prominent brands.

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

General economic conditions and consumer spending patterns can negatively impact our operating results. Unfavorable local, regional, national, or global economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets we serve and adversely affect our business. Economic conditions in areas in which we operate dealerships, particularly Florida in which we generated approximately 54%, 53% and 53% of our dealership revenue during fiscal 2025, 2024, and 2023, respectively, can have a major impact on our operations. Local influences, such as corporate downsizing, military base closings, inclement weather such as Hurricanes Harvey and Irma in 2017, Hurricane Ian in 2022, and Hurricanes Milton and Helene in 2024, environmental conditions, and specific events, such as the BP oil spill in the Gulf of Mexico in 2010, also could adversely affect, and in certain instances have adversely affected, our operations in certain markets.

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, although the Federal Reserve has recently cut interest rates, its prior increases of its benchmark interest rate resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on the higher end of our market. Additionally, the current U.S. administration has imposed and may continue to impose, significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. Further, U.S. and international tariff policies remain uncertain and difficult to predict. Due to the uncertainty in the retail environment caused by the tariffs, we have experienced decreased revenues and profits. Additional effects of these tariffs and reciprocal tariffs are uncertain, but the tariffs are likely to increase production and supply

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

chain costs for certain of our products and some experts predict an increased chance of an economic recession and/or inflation as a result of the disruption of international trade. Although we have previously expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

2. SIGNIFICANT ACCOUNTING POLICIES:Cash and Cash Equivalents

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met and generally reflect balances within Prepaid expenses and other current assets on our Consolidated Balance Sheets. We had approximately $7.6 million and $12 million of assets classified as held for sale as of September 30, 2025 and 2024, respectively.

Goodwill

We account for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal year 2025, impairment tests were performed during the third and fourth fiscal quarters to facilitate changing our annual impairment test to the fourth fiscal quarter from the third fiscal quarter. In previous fiscal years, our annual impairment test was performed during the third fiscal quarter. Beginning in fiscal year 2026 and thereafter, our annual impairment test will be performed during the fourth fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. See Note 9 for the results of impairment testing performed in fiscal 2025.

Impairment of Long-Lived Assets

FASB ASC 360-10-40, “Property, Plant, and Equipment — Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-40”), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset (or asset group) is measured by comparison of its carrying amount to undiscounted future net cash flows the asset (or asset group) is expected to generate over the remaining life of the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment in order to estimate expected future cash flows. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. Based upon our most recent analysis, we believe no impairment of long-lived assets existed as of September 30, 2025.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the consolidated financial statements taken as a whole as of September 30, 2025 and 2024, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $5.0 million and $5.7 million as of September 30, 2025 and September 30, 2024, respectively.

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

Contract liabilities primarily consist of customer deposits. We recognize contract liabilities (customer deposits) as revenue at the time of acceptance and the transfer of control to the customers. Total contract liabilities of approximately $61.0 million recorded as of September 30, 2024 were recognized in revenue during the fiscal year ended September 30, 2025. Total contract liabilities of approximately $74.4 million recorded as of September 30, 2023 were recognized in revenue during the fiscal year ended September 30, 2024.

We recognize revenue from service operations and slip and storage rentals over time on a straight-line basis over the term of the contract as our performance obligations are met. We recognize revenue from the rentals of chartering power yachts over time on a straight-line basis over the term of the contract as our performance obligations are met.

The following table sets forth percentages on the timing of revenue recognition by reportable segment for the fiscal years ended September 30,

	Retail Operations			Product Manufacturing
	2025	2024	2023	2025	2024	2023
Goods and services transferred at a point in time	86.6%	87.6%	87.2%	100.0%	100.0%	100.0%
Goods and services transferred over time	13.4%	12.4%	12.8%	—	—	—
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors for the fiscal years ended September 30,

	2025
	Retail Operations	Product Manufacturing	Total
New boat sales	60.4%	98.6%	60.9%
Used boat sales	13.4%	—	13.3%
Maintenance and repair services	5.0%	—	4.9%
Storage and charter rentals	7.9%	—	7.7%
Finance and insurance products	3.6%	—	3.5%
Parts and accessories	4.7%	1.4%	4.7%
Brokerage sales	5.0%	—	5.0%
Revenue	100.0%	100.0%	100.0%

	2024
	Retail Operations	Product Manufacturing	Total
New boat sales	66.2%	98.8%	66.6%
Used boat sales	9.8%	—	9.7%
Maintenance and repair services	4.5%	—	4.5%
Storage and charter rentals	7.2%	—	6.9%
Finance and insurance products	3.1%	—	3.1%
Parts and accessories	4.5%	1.2%	4.5%
Brokerage sales	4.7%	—	4.7%
Revenue	100.0%	100.0%	100.0%

	2023
	Retail Operations	Product Manufacturing	Total
New boat sales	67.3%	95.8%	68.7%
Used boat sales	8.3%	2.8%	7.9%
Maintenance and repair services	4.6%	—	4.4%
Storage and charter rentals	7.1%	—	6.7%
Finance and insurance products	2.9%	—	2.8%
Parts and accessories	4.9%	0.8%	4.7%
Brokerage sales	4.9%	0.6%	4.8%
Revenue	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	2025	2024	2023
	(Amounts in thousands)
Marina/storage locations	$273,078	$267,296	$265,847
Locations without marina/storage	131,645	117,156	114,353
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$404,723	$384,452	$380,200

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income. No amounts were reclassified out of accumulated other comprehensive income in fiscal 2025.

Advertising and Promotional Cost

We expense advertising and promotional costs as incurred and include them in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We net amounts received by us under our co-op assistance programs from our manufacturers against the related advertising expenses. Total advertising and promotional expenses approximated $38.6 million, $37.2 million and $36.0 million, net of related co-op assistance, which was not material to the consolidated financial statements, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

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

3. NEW ACCOUNTING PRONOUNCEMENTS:

New Accounting Pronouncements Issued And Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, which for the Company is the fiscal year ending September 30, 2025, with early adoption permitted. The Company adopted the guidance in ASU No. 2023-07 for the fiscal year ended September 30, 2025 (See Note 21). The adoption resulted in expanded disclosures about our segment operations, including significant segment expenses.

New Accounting Pronouncements Issued But Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. The ASU removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. The amendments in this ASU will be effective for annual periods beginning after December 15, 2027, which for the Company would be the fiscal year ending September 30, 2029. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the ASU to determine its impact on the Company's policy for capitalization of development costs for software intended for internal use.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$481	$—	$481
Liabilities:
Contingent consideration liabilities	$—	$—	$1,675	$1,675

	2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$716	$—	$716
Liabilities:
Contingent consideration liabilities	$—	$—	$81,311	$81,311

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the fiscal years ended September 30, 2025 and 2024.

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

The contingent consideration liabilities balance is included in accrued expenses and other long-term liabilities in the accompanying Consolidated Balance Sheets. Contingent consideration liabilities, recorded in accrued expenses, totaled approximately $1.1 million and $77.4 million as of September 30, 2025 and September 30, 2024, respectively. Contingent consideration liabilities, recorded in other long-term liabilities, totaled approximately $0.6 million and $3.9 million as of September 30, 2025 and September 30, 2024, respectively. Changes in fair value and net present value of the contingent consideration liabilities are included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the fiscal the years ended September 30, 2025 and 2024:

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration Liabilities
(Amounts in thousands)
Balance as of September 30, 2023	$86,059
Additions from business acquisitions	1,313
Settlement of contingent consideration liabilities	(3,032)
Change in fair value and net present value of contingency	(3,029)
Balance as of September 30, 2024	$81,311
Additions from business acquisitions	—
Settlement of contingent consideration liabilities	(51,510)
Change in fair value and net present value of contingency	(28,126)
Balance as of September 30, 2025	$1,675

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

	2025		2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$4,964	$4,915	$5,501	$5,411
Mortgage facility payable to Seacoast National Bank	14,074	14,020	15,467	15,378
Mortgage facility payable to Hancock Whitney Bank	19,651	19,452	21,781	21,366
Mortgage facility payable to M&T Bank	36,190	36,083	—	—
Term loan payable to M&T Bank	313,540	317,500	347,250	347,500

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

Accounts receivable are presented net of an allowance for expected credit losses. The allowance for expected credit losses, which was not material to the consolidated financial statements as of September 30, 2025 or 2024, was based on our consideration of past collection experience, current information, and reasonable and supportable forecasts.

Accounts receivable, net consisted of the following as of September 30,

	2025	2024
	(Amounts in thousands)
Trade receivables, net	$81,873	$84,120
Amounts due from manufacturers	23,903	19,937
Other receivables	2,512	2,352
Accounts receivable, net	$108,288	$106,409

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES:

Inventories consisted of the following as of September 30,

	2025	2024
	(Amounts in thousands)
New and used boats, motors, and trailers	$786,920	$784,152
In transit inventory and deposits	36,847	60,470
Parts, accessories, and other	13,554	14,569
Work-in-process	13,394	24,996
Raw materials	16,613	22,454
Inventories	$867,328	$906,641

7. PROPERTY AND EQUIPMENT:

Property and equipment, net consisted of the following as of September 30,

	2025	2024
	(Amounts in thousands)
Land	$125,765	$124,975
Buildings and improvements	462,755	435,665
Machinery and equipment	124,823	105,070
Furniture and fixtures	8,158	7,378
Vehicles	27,619	26,930
Gross property and equipment	749,120	700,018
Less: accumulated depreciation and amortization	(196,574)	(167,252)
Property and equipment, net	$552,546	$532,766

Depreciation expense on property and equipment, which includes amounts allocated to cost of sales, totaled approximately $39.1 million, $35.7 million and $32.3 million, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

8. LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of September 30, 2025, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Consolidated Balance Sheets. For the fiscal years ended September 30, 2025, 2024, and 2023, operating lease expenses recorded in selling, general, and administrative expenses were approximately $34.3 million, $33.8 million, and $30.4 million, of which approximately $1.0 million, $0.7 million, and $0.7 million, related to variable lease expenses, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such options, the periods covered by such options are included in the lease term and are recognized as part of our right of use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, which includes renewal options reasonably certain to be exercised.

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of September 30, 2025, the weighted-average discount rate used was approximately 6.6%.

As of September 30, 2025, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2026	$17,199
2027	19,369
2028	17,491
2029	16,059
2030	14,517
Thereafter	245,313
Total lease payments	329,948
Less: interest	(191,490)
Present value of lease liabilities	$138,458

The following table sets forth supplemental cash flow information related to leases for the fiscal years ended September 30,

	2025	2024	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,065	$18,358	$17,474
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,458	$5,548	$42,488

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations:

	2025	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$10,998	$10,065
Variable lease income	845	1,008
Total rental income	$11,843	$11,073

As of September 30, 2025, future minimum payments to be received during the next five years and thereafter are as follows:

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)
2026	$7,666
2027	5,497
2028	3,446
2029	2,018
2030	1,258
Thereafter	—
Total lease payments	$19,885

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND OTHER LONG-TERM ASSETS:

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

In total, goodwill and other intangible assets decreased, primarily due to impairments, by $67.4 million, for the fiscal year ended September 30, 2025. In total, goodwill and other intangible assets increased, primarily due to acquisitions by $30.2 million, for the fiscal year ended September 30, 2024. These acquisitions have resulted in the recording of goodwill deductible for tax purposes of $0.7 million, for the fiscal year ended September 30, 2024. Current and previous acquisitions less impairments have resulted in the recording of $526.9 million and $592.3 million in goodwill and $35.4 million and $37.5 million in other intangible assets as of September 30, 2025 and 2024, respectively.

As a result of a sustained decline in market capitalization, based on the Company’s publicly quoted share price and macroeconomic conditions including increases in worldwide tariffs and related uncertainty that existed during the three months ended June 30, 2025, the Company performed a quantitative impairment assessment of goodwill at each of our four reporting units. The Company utilized the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method), which are Level 3 non-recurring fair value measurements. Under the income approach, the Company projects its future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin and operating expense growth rates, as well as a discount rate and a terminal growth rate.

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

As a result of the declining marine industry performance and the performance of the product manufacturing reporting unit and segment due to the challenging environment, the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit, which was included in goodwill impairment in the Consolidated Statements of Operations. There was no remaining carrying value of the goodwill for the product manufacturing reporting unit and segment as a result of the goodwill impairment. No impairments were recorded for the reporting units: Retail Dealerships, Superyacht Services, or IGY Marinas, which are included in the Retail Operations reportable segment, as these reporting units all had fair values greater than their carrying values. Changes in the judgments, assumptions and estimates, including but not limited to: revenue, margin, operating expense growth rates, discount rates, terminal growth rates, and other assumptions, that are used in the impairment testing for goodwill, could result in significantly different estimates of fair value for our reporting units and potentially result in additional material non-cash impairment charges.

During the three months ended September 30, 2025, the Company determined through a qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test in the fourth quarter of fiscal 2025.

The following table sets forth the changes in carrying amount of goodwill by reportable segment for the fiscal years ended September 30, 2025 and 2024:

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2023	$490,765	$69,055	$559,820
Goodwill acquired	29,335	—	29,335
Foreign currency translation	3,138	—	3,138
Balance as of September 30, 2024	$523,238	$69,055	$592,293
Goodwill acquired	680	—	680
Foreign currency translation	3,013	—	3,013
Goodwill impairment	—	(69,055)	(69,055)
Balance as of September 30, 2025	$526,931	$-	$526,931

Other intangible assets, net, at September 30, consisted of the following:

	2025	2024
	(Amounts in thousands)
Trade names — indefinite-lived	$20,404	$18,270
Other intangible assets, primarily customer relationships	29,483	32,818
	49,887	51,088
Less: accumulated amortization	(14,471)	(13,630)
Intangible assets, net	$35,416	$37,458

The weighted average amortization period for other intangible assets is 4.0 years and they have no expected residual value.

The following table sets forth the aggregate amortization expense for each of the five succeeding fiscal years:

(Amounts in thousands)
2026	$7,769
2027	6,153
2028	1,090
2029	—
2030	—
Total	$15,012

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following as of September 30,

	2025	2024
	(Amounts in thousands)
Payroll accruals	$47,832	$46,652
Customer and storage accruals	36,273	31,161
Sales and other taxes payable	7,488	8,297
Contingent consideration	1,060	77,379
Other accruals	28,389	33,806
Accrued expenses	$121,042	$197,295

11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability ( the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maturity of each of the facilities is August 2027. As of September 30, 2025, our available borrowings under the delayed draw mortgage loan facility were approximately $63 million, and our available borrowings under the revolving credit facility were approximately $85 million.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of September 30, 2025, we were in compliance with all covenants under the Amended Credit Facility. The Amended Credit Facility is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of September 30, 2025, our outstanding short term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $715.7 million. As of September 30, 2025, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $0.8 million. As of September 30, 2024, our short term borrowings under the Floor Plan totaled approximately $709.0 million, and included unamortized debt issuance costs of approximately $1.3 million.

As of September 30, 2025 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the Floor Plan, was approximately 7.7% and 8.7%, respectively. As of September 30, 2025, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $1.1 million based upon the outstanding borrowing base availability (Floor Plan). As of September 30, 2025, no amounts were withdrawn on the revolving credit facility and $36.1 million was outstanding on the delayed draw mortgage loan facility. As of September 30, 2025, we had approximately $14.7 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt

The below table summarizes the Company’s long-term debt.

September 30, 2025
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 6.25% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$4,915
Mortgage facility payable to Seacoast National Bank bearing interest at 6.40% (SOFR plus 225 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	14,020
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.63% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	19,452
Mortgage facility payable to M&T Bank bearing interest at 6.37% (SOFR plus 220 basis points). Requires quarterly principal and interest payments. Facility matures in August 2027.	36,083
Term loan payable to M&T Bank bearing interest at 6.0%. Requires quarterly principal and interest payments. Facility matures in August 2027.	317,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.44%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,226
Total long-term debt	393,196
Less: current portion	(35,593)
Less: unamortized portion of debt issuance costs	(1,368)
Long-term debt, net current portion and unamortized debt issuance costs	$356,235

September 30, 2024
(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 7.00% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$5,411
Mortgage facility payable to Seacoast National Bank bearing interest at 7.09% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	15,378
Mortgage facility payable to Hancock Whitney Bank bearing interest at 7.38% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	21,366
Revolving mortgage facility with FineMark National Bank & Trust bearing interest at 7.75% (prime minus 25 basis points with a floor of 3.00%). Facility matures in October 2027. Current available borrowings under the facility were approximately $21.0 million at September 30, 2024.	—
Term loan payable to M&T Bank bearing interest at 6.67%. Requires quarterly principal and interest payments. Facility matures in August 2027.	347,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 7.21%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,531
Total long-term debt	391,186
Less: current portion	(33,766)
Less: unamortized portion of debt issuance costs	(1,514)
Long-term debt, net current portion and unamortized debt issuance costs	$355,906

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, the aggregate maturities of long-term debt by fiscal year are summarized as follows:

(Amounts in thousands)
2026	$35,593
2027	329,445
2028	16,984
2029	1,357
2030	8,591
Thereafter	1,226
Total long-term debt	$393,196

12. INCOME TAXES:

Income before income tax provision consisted of the following components for the fiscal years ended September 30,

	2025	2024	2023
	(Amounts in thousands)
(Loss) income before income tax provision:
United States	$(52,357)	$42,218	$130,535
Other	15,216	12,113	16,900
Total	$(37,141)	$54,331	$147,435

The components of our provision from income taxes consisted of the following for the fiscal years ended September 30,

	2025	2024	2023
	(Amounts in thousands)
Current provision:
Federal	$2,301	$6,074	$9,315
Foreign	2,777	2,888	3,204
State	1,638	2,644	2,307
Total current provision	$6,716	$11,606	$14,826
Deferred (benefit) provision:
Federal	$(9,472)	$5,733	$18,723
Foreign	367	(3,238)	—
State	(3,986)	1,492	4,408
Total deferred (benefit) provision	(13,091)	3,987	23,131
Total income tax (benefit) provision	$(6,375)	$15,593	$37,957

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended September 30,

	2025	2024	2023
Federal tax provision	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.2%	3.0%	3.6%
Stock-based compensation	(4.9)%	4.2%	(0.2)%
Foreign rate differential	(2.6)%	(2.0)%	0.2%
US tax on foreign earnings	4.1%	1.5%	1.4%
Equity investment	—	—	(0.9)%
Entity classification change	13.2%	—	—
Goodwill impairment	(16.3)%	—	—
R&D Credits	1.5%	—	—
Other	1.0%	1.0%	0.6%
Effective tax rate	17.2%	28.7%	25.7%

The impact of stock-based compensation on the effective tax rate is driven by changes in our stock price from when equity awards are granted as compared to when the awards vest and non-deductible awards. We elected to change the tax status of certain

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign subsidiaries which required approval from the taxing jurisdiction. The benefit of the tax status change was included in our financial statements upon the receipt of such approvals which occurred during fiscal year 2025. The impact of the goodwill impairment charge on the effective tax rate represents the portion of the goodwill impairment that does not have a corresponding tax basis.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets as of September 30,

	2025	2024
	(Amounts in thousands)
Deferred tax assets:
Inventories	$2,233	$2,994
Operating lease liabilities	32,741	31,280
Accrued expenses	1,140	2,214
Stock-based compensation	4,660	5,756
Interest deductions	8,490	520
US tax effect of foreign taxes	5,298	3,999
Tax loss carryforwards	4,135	3,315
Other	4,725	2,724
Valuation allowance	—	—
Total long-term deferred tax assets	$63,422	$52,802
Deferred tax liabilities:
Depreciation and amortization	(73,348)	(72,133)
Operating lease right-of-use assets	(31,182)	(33,225)
Equity method investments	(3,159)	(3,531)
Other	(3,180)	(4,230)
Total long-term deferred tax liabilities	$(110,869)	$(113,119)
Net deferred tax liabilities	$(47,447)	$(60,317)

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets. ASC 740 provides four possible sources of taxable income to realize deferred tax assets: 1) taxable income in prior carryback years, 2) reversals of existing deferred tax liabilities, 3) tax planning strategies and 4) projected future taxable income. As of September 30, 2025, we have no available taxable income in prior carryback years and have not identified prudent and feasible tax planning strategies. Therefore, the recoverability of our deferred tax assets is dependent upon the reversal of existing deferred tax liabilities and generating future taxable income. It is more likely than not that we will generate sufficient taxable income to realize the deferred tax asset not offset by reversing deferred tax liabilities.

As of September 30, 2025, the Company has NOL carryforwards of approximately $31.4 million and $12.0 million for state and foreign income tax purposes, respectively, which resulted in a deferred tax asset of $4.1 million, and expire at various dates beginning in 2025.

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

As of September 30, 2025 and 2024, we had approximately $3.1 million and $4.1 million, respectively of gross unrecognized tax benefits. The reconciliation of the total amount recorded for unrecognized tax benefits at the beginning and end of the fiscal years ended September 30, 2025 and 2024 is as follows:

	2025	2024
	(Amounts in thousands)
Unrecognized tax benefits at the beginning of the year	$4,085	$5,833
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(1,029)	(1,748)
Unrecognized tax benefits at the end of the year	$3,056	$4,085

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with our prior practices, we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2025 and 2024, interest and penalties represented approximately $1.2 million and $1.4 million, respectively, of the gross unrecognized tax benefits.

We are subject to tax by federal, state, and foreign taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax assessments for fiscal years prior to 2022, we are not subject to assessments prior to the 2019 fiscal year for the majority of the State jurisdictions and we are not subject to assessments prior to the 2020 calendar year for the majority of the foreign jurisdictions.

13. SHAREHOLDERS’ EQUITY:

The Company maintains a stock repurchase plan authorizing the Company to purchase up to $100 million of its common stock through March 2026. Under the plan, we may buy back common stock from time to time in the open market or in privately negotiated blocks, dependent upon various factors, including price and availability of the shares, and general market conditions. Through September 30, 2025 we had purchased an aggregate of 8,675,055 shares of common stock under the current and historical share repurchase plans for an aggregate purchase price of approximately $178.3 million. Based on our closing stock price of $25.33 as of September 30, 2025, approximately 2.8 million shares remained available for future purchases under the current share repurchase program.

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

Stock-based compensation expense recorded in selling, general, and administrative expenses was approximately $19.4 million, $24.0 million, and $21.7 million, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

Cash received from option exercises under all share-based compensation arrangements for the fiscal years ended September 30, 2025, 2024, and 2023 was approximately $2.6 million, $2.6 million, and $2.4 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2024 through September 30, 2025:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2024	1,295,064	30,750	$296	$26.97	5.0
Shares authorized	495,000	—		—
Options granted	(10,000)	10,000		—
Options exercised	—	(5,750)		19.02
Restricted stock awards granted	(574,132)	—		—
Restricted stock awards forfeited or unearned	187,725	—		—
Additional shares of stock issued	(5,844)	—		—
Balance as of September 30, 2025	1,387,813	35,000	$87	$28.80	6.5
Exercisable as of September 30, 2025		26,665	$82	$29.26	5.5

During the fiscal year ended September 30, 2025 10,000 options were granted. During the fiscal year ended September 30, 2024, 5,000 options were granted.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

16. EMPLOYEE STOCK PURCHASE PLAN:

Our shareholders approved proposals to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares in each of February 2019 and February 2025. The Stock Purchase Plan as amended provides for up to 2,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted-average assumptions used for the fiscal years ended September 30,

	2025	2024	2023
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.3%	5.4%	4.4%
Volatility	58.1%	45.3%	47.1%
Expected life	Six months	Six months	Six months

As of September 30, 2025, we had issued 1,490,588 shares of common stock under our Stock Purchase Plan.

17. RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2021 Plan, 2011 Plan, and the 2007 Plan. The restricted stock awards and RSUs have varying

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes restricted stock award activity from September 30, 2024 through September 30, 2025:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2024	1,453,229	$32.04
Changes during the period:
Awards granted	574,132	$30.12
Awards vested	(668,780)	$31.06
Awards forfeited	(169,428)	$33.52
Non-vested balance as of September 30, 2025	1,189,153	$31.45

As of September 30, 2025, we had approximately $17.3 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted-average period of 1.9 years.

18. NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share for the fiscal years ended September 30,

	2025	2024	2023
Weighted average common shares outstanding used in calculating basic net income per share	22,052,177	22,271,580	21,852,425
Effect of dilutive options and non-vested restricted stock awards	—	742,628	576,956
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,052,177	23,014,208	22,429,381

For the fiscal years ended September 30, 2025, 2024, and 2023, there were 1.2 million, 0.01 million and 0.01 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

19. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of September 30, 2025, we believe that these matters should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In connection with certain of our workers’ compensation insurance policies, we maintain standby letters of credit and surety bonds for our insurance carriers in the amount of $1.8 million relating primarily to retained risk on our workers compensation claims. In connection with our equity investment in Cannes, France, we maintain standby letters of credit of approximately $12.9 million.

We are subject to federal and state environmental regulations, including rules relating to air and water pollution and the storage and disposal of gasoline, oil, other chemicals and waste. We believe that we are in compliance with such regulations.

20. EMPLOYEE 401(k) PROFIT SHARING PLANS:

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees are eligible to participate in our 401(k) Profit Sharing Plan (the “Plan”) following their 90-day introductory period starting either April 1 or October 1, provided that they are 18 years of age. Under the Plan, we matched 50% of participants’ contributions, up to a maximum of 6% of each participant’s compensation. We contributed, under the Plan, or pursuant to previous similar plans, approximately $8.1 million, $7.6 million, and $7.1 million for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.

21. SEGMENT INFORMATION:

Reportable Segments

The Company’s reportable segments are defined by management’s reporting structure and operating activities. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews income from operations by segment for purposes of making operating decisions, assessing financial performance, and deciding how to allocate resources (including team members, property, and financial or capital resources). The CODM considers forecast-to-actual variances when making decisions about allocating resources to the segments. The CODM does not evaluate segments using asset or liability information, and therefore, such information is not presented. The Company’s reportable segments are the following:

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

Product Manufacturing. The Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufacturing sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is recognized as a world class producer of customized boats, carefully reflecting the unique desires of each individual owner. Intrepid Powerboats sells through our retail dealership locations and through independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Intersegment revenue represents boats and yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers. Intersegment adjustments represent eliminations of intersegment income from sales of boats from Product Manufacturing to Retail Operations and additional income recognized when manufactured boats are sold to the customer through the Retail Operations segment.

The following table sets forth revenue, income from operations, and significant expenses for each of the Company’s reportable segments for the fiscal years ended September 30,

	2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$2,299,555	$138,947	$(129,214)	$2,309,288
Less:
Cost of sales	1,567,829	129,046	(137,815)	1,559,060
Selling, general and administrative expenses	627,217	19,939	-	647,156
Goodwill impairment (1)	-	69,055		69,055
Income (loss) from operations	$104,509	$(79,093)	$8,601	$34,017
Interest Expense				71,158
(Loss) before income tax provision				$(37,141)

(1) The Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during fiscal 2025.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$2,417,941	$154,753	$(141,686)	$2,431,008
Less:
Cost of sales	1,642,936	133,494	(146,618)	1,629,812
Selling, general and administrative expenses	652,142	20,828	-	672,970
Income from operations	$122,863	$431	$4,932	$128,226
Interest Expense				73,895
Income before income tax provision				$54,331

	2023
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$2,294,362	$222,289	$(121,945)	$2,394,706
Less:
Cost of sales	1,490,185	176,032	(106,840)	1,559,377
Selling, general and administrative expenses	611,690	22,837	-	634,527
Income from operations	$192,487	$23,420	$(15,105)	$200,802
Interest Expense				53,367
Income before income tax provision				$147,435

See Note 2 for a description of expenses included in cost of sales and selling, general and administrative expenses.

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the fiscal years ended September 30,

	2025	2024	2023
	(Amounts in thousands)
Depreciation:
Retail Operations	$32,435	$30,952	$28,172
Product Manufacturing	6,678	4,748	4,138
Depreciation	$39,113	$35,700	$32,310
Amortization:
Retail Operations	$10,207	$8,494	$7,096
Product Manufacturing	-	293	1,626
Amortization	$10,207	$8,787	$8,722

The following tables set forth revenue and long-lived assets by geographical location for the Company for the fiscal years ended September 30,

	2025	2024	2023
	(Amounts in thousands)
Revenue:
United States	$2,165,557	$2,309,895	$2,284,485
International	143,731	121,113	110,221
Total	$2,309,288	$2,431,008	$2,394,706

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
	(Amounts in thousands)
Long-lived assets, net:
United States	$586,784	$563,351
International	103,677	106,014
Total	$690,461	$669,365

Long-lived assets include Property and equipment, net and Operating lease right-of-use assets, net.

22. RELATED PARTIES:

Through one of the subsidiaries that it acquired in the IGY Marinas acquisition, the Company has an investment in certain entities that own a marina asset in Cannes, France, which is accounted for under the equity method, as well as a series of notes receivable due from these entities, with a total notes receivable balance of approximately $11.1 million as of September 30, 2025.

In October 2020 we acquired Skipper Marine Holdings, Inc. and certain affiliates (collectively, "SkipperBud’s") and retained the previous management of SkipperBud’s. As a result of the acquisition, certain SkipperBud’s locations were leased by MarineMax from the SkipperBud’s sellers and management. Total lease payments to the management of SkipperBud’s were approximately $5.9 million for fiscal years 2025 and 2024.