Form 10-Q
period 2025-12-31
MARINEMAX INC
filed 2026-01-29
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on January 26, 2026 was 22,027,414.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Revenue	$505,178	$468,461
Cost of sales	344,708	298,807
Gross profit	160,470	169,654

Selling, general, and administrative expenses	155,550	130,682
Income from operations	4,920	38,972

Interest expense	15,856	18,745
(Loss) Income before income tax (benefit) provision	(10,936)	20,227

Income tax (benefit) provision	(2,841)	2,103
Net (loss) income	(8,095)	18,124

Less: Net (loss) income attributable to non-controlling interests	(169)	58
Net (loss) income attributable to MarineMax, Inc.	$(7,926)	$18,066

Basic net (loss) income per common share	$(0.36)	$0.80

Diluted net (loss) income per common share	$(0.36)	$0.77

Weighted average number of common shares used in computing net (loss) income per common share:

Basic	21,942,854	22,615,629
Diluted	21,942,854	23,385,374

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Net (loss) income	$(8,095)	$18,124

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	(7,303)
Interest rate swap contract	(55)	83
Total other comprehensive income (loss), net of tax	48	(7,220)

Comprehensive (loss) income	(8,047)	10,904
Comprehensive loss attributable to non-controlling interests	(58)	(532)
Comprehensive (loss) income attributable to MarineMax, Inc.	$(7,989)	$11,436

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,603	$170,351
Accounts receivable, net	85,876	108,288
Inventories	867,896	867,328
Prepaid expenses and other current assets	26,123	34,912
Total current assets	1,144,498	1,180,879
Property and equipment, net of accumulated depreciation of $204,905 and $196,574	548,635	552,546
Operating lease right-of-use assets, net	137,387	137,915
Goodwill	526,968	526,931
Other intangible assets, net	34,945	35,416
Other long-term assets	35,886	36,751
Total assets	$2,428,319	$2,470,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,577	$56,378
Contract liabilities (customer deposits)	52,643	45,699
Accrued expenses	107,049	121,042
Short-term borrowings (Floor Plan)	702,719	715,679
Current maturities on long-term debt	35,593	35,593
Current operating lease liabilities	10,760	10,489
Total current liabilities	961,341	984,880
Long-term debt, net of current maturities	347,490	356,235
Noncurrent operating lease liabilities	127,818	127,969
Deferred tax liabilities, net	42,592	47,447
Other long-term liabilities	4,758	5,154
Total liabilities	1,483,999	1,521,685
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,701,655 and 30,543,794 shares issued and 22,026,600 and 21,868,739 shares outstanding as of December 31, 2025 and September 30, 2025, respectively	31	31
Additional paid-in capital	364,432	360,818
Accumulated other comprehensive income	8,171	8,234
Retained earnings	738,458	746,384
Treasury stock, at cost, 8,675,055 shares held as of December 31, 2025 and September 30, 2025	(178,277)	(178,277)
Total shareholders’ equity attributable to MarineMax, Inc.	932,815	937,190
Non-controlling interests	11,505	11,563
Total shareholders’ equity	944,320	948,753
Total liabilities and shareholders’ equity	$2,428,319	$2,470,438

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2025	30,543,794	$31	$360,818	$8,234	$746,384	$(178,277)	$11,563	$948,753
Net loss	—	—	—	—	(7,926)	—	(169)	(8,095)
Shares issued pursuant to employee stock purchase plan	72,975	—	1,334	—	—	—	—	1,334
Shares issued upon vesting of equity awards, net of minimum tax withholding	84,096	—	(365)	—	—	—	—	(365)
Stock-based compensation	790	—	2,645	—	—	—	—	2,645
Other comprehensive (loss) income	—	—	—	(63)	—	—	111	48
BALANCE, December 31, 2025	30,701,655	$31	$364,432	$8,171	$738,458	$(178,277)	$11,505	$944,320

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income (loss)	—	—	—	—	18,066	—	58	18,124
Non-controlling interests in subsidiaries from acquisitions	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive income	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,095)	$18,124
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,582	11,597
Deferred income tax benefit	(4,855)	(5,953)
Weather expenses	9	4,968
Change in fair value of contingent consideration	414	(25,817)
Gain on sale of property and equipment and assets held for sale	(3,306)	—
Proceeds from insurance settlements	—	118
Stock-based compensation expense	2,645	5,473
(Increase) decrease in —
Accounts receivable, net	22,856	22,147
Inventories	(568)	(133,459)
Prepaid expenses and other assets	2,317	1,112
(Decrease) increase in —
Accounts payable	(3,967)	(18,787)
Contract liabilities (customer deposits)	6,944	(11,869)
Accrued expenses and other liabilities	(10,100)	(13,735)
Net cash provided by (used in) operating activities	16,876	(146,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,540)	(18,316)
Proceeds from insurance settlements	87	—
Proceeds from trade name and warranties assumed in asset exchange agreement	—	6,170
Proceeds from sale of property and equipment and other assets	11,016	5,684
Net cash provided by (used in) investing activities	2,563	(6,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings (Floor Plan)	(12,960)	86,176
Principal repayments of long-term debt	(8,927)	(8,441)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,334	1,477
Payments on tax withholdings for equity awards	(4,614)	(4,520)
Net cash (used in) provided by financing activities	(25,167)	74,692
Effect of exchange rate changes on cash	$(20)	(1,465)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,748)	(79,316)
CASH AND CASH EQUIVALENTS, beginning of period	$170,351	224,326
CASH AND CASH EQUIVALENTS, end of period	$164,603	$145,010
Supplemental disclosures of cash flow information:
Cash paid or received for:
Interest paid	$17,120	$19,245
Income taxes paid	$-	$1,368
Income tax refunds received	$2,085	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of December 31, 2025, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of December 31, 2025, we own or operate over 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, Aviara luxury dayboats, and Intrepid Powerboats all manufacture boats and yachts and recognize sales through our select retail dealership locations and through independent dealers. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate in recent years resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on the higher end of our market. Additionally, the current U.S. administration has imposed and may continue to impose, significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. Further, U.S. and international tariff policies remain uncertain and difficult to predict. Due to the uncertainty in the retail environment caused by the tariffs, we have experienced decreased revenues and profits. Additional effects of these tariffs and reciprocal tariffs are uncertain, but the tariffs are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession and/or inflation as a result of the disruption of international trade. Although we have previously expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the three months ended December 31, 2025, are not necessarily indicative of the results that may be expected in future periods.

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

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of December 31, 2025.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$406	$—	$406
Liabilities:
Contingent consideration liabilities	$—	$—	$1,702	$1,702

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$481	$—	$481
Liabilities:
Contingent consideration liabilities	$—	$—	$1,675	$1,675

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the three months ended December 31, 2025 and for the fiscal year ended September 30, 2025.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three months ended December 31, 2025 and 2024, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the three months ended December 31, 2025 and 2024:

	Contingent Consideration Liabilities
	2025	2024
	(Amounts in thousands)
Beginning balance - September 30,	$1,675	$81,311
Additions from business acquisitions	—	—
Settlement of contingent consideration liabilities	—	—
Change in fair value and net present value of contingency	27	(25,817)
Ending balance - December 31,	$1,702	$55,494

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. There were no assets held for sale as of December 31, 2025. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $7.6 million as of September 30, 2025. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$4,807	$4,791	$4,964	$4,915
Mortgage facility payable to Seacoast National Bank	13,578	13,681	14,074	14,020
Mortgage facility payable to Hancock Whitney Bank	19,490	18,974	19,651	19,452
Mortgage facility payable to M&T Bank	35,544	35,627	36,190	36,083
Term loan payable to M&T Bank	306,035	310,000	313,540	317,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of December 31, 2025, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $4.3 million and $5.0 million as of December 31, 2025 and September 30, 2025, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Goods and services transferred at a point in time	85.1%	83.8%	100.0%	100.0%
Goods and services transferred over time	14.9%	16.2%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three months ended December 31, 2025			Three months ended December 31, 2024
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	63.4%	98.2%	63.7%	58.7%	98.8%	58.8%
Used boat sales	9.0%	—	9.0%	11.1%	—	11.1%
Maintenance and repair services	5.6%	—	5.6%	6.4%	—	6.4%
Storage and charter rentals	8.9%	—	8.6%	9.4%	—	9.3%
Finance and insurance products	2.9%	—	2.9%	3.1%	—	3.1%
Parts and accessories	5.2%	1.8%	5.2%	5.7%	1.2%	5.7%
Brokerage sales	5.0%	—	5.0%	5.6%	—	5.6%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three months ended	Three months ended
	December 31, 2025	December 31, 2024
	(Amounts in thousands)
Marina/storage locations	$72,309	$71,012
Locations without marina/storage	27,060	29,683
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$99,369	$100,695

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of December 31, 2025, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended December 31, 2025 and 2024, operating lease costs recorded in selling, general, and administrative expenses were approximately $8.3 million and $7.7 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of December 31, 2025, the weighted-average discount rate used was approximately 6.6%.

As of December 31, 2025, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2026 (remaining)	$12,805
2027	19,722
2028	17,854
2029	16,432
2030	14,900
Thereafter	247,417
Total lease payments	329,130
Less: interest	(190,552)
Present value of lease liabilities	$138,578

The following table sets forth supplemental cash flow information related to leases:

	Three Months Ended
	December 31,
	2025	2024
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,817	$4,764
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,635	$13,557

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	December 31,
	2025	2024
	(Amounts in thousands)
Operating leases:
Operating lease income	$2,552	$2,439
Variable lease income	$198	$196
Total rental income	$2,750	$2,635

As of December 31, 2025, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2026 (remaining)	$7,791
2027	5,795
2028	3,622
2029	2,397
2030	1,406
Thereafter	-
Total lease payments	$21,011

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

Inventories consisted of the following as of:

	December 31, 2025	September 30, 2025
	(Amounts in thousands)
New and used boats, motors, and trailers	$759,008	$786,920
In transit inventory and deposits	61,827	36,847
Parts, accessories, and other	14,287	13,554
Work-in-process	16,392	13,394
Raw materials	16,382	16,613
Inventories	$867,896	$867,328

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $561.9 million and $562.3 million as of December 31, 2025 and September 30, 2025, respectively. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment in fiscal year 2025. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. As of December 31, 2025, and based upon our most recent analysis performed as of September 30, 2025, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test as of December 31, 2025.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the three months ended December 31, 2025:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2025	$526,931	$-	$526,931
Goodwill acquired	—	—	—
Foreign currency translation	37	—	37
Balance as of December 31, 2025	$526,968	$-	$526,968

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

During the three months ended December 31, 2025, we recognized an income tax benefit of $2.8 million. During the three months ended December 31, 2024, we recognized an income tax provision of $2.1 million. The effective income tax rate for the three months ended December 31, 2025 and 2024 was 26.0% and 10.4%, respectively. The increase in the effective income tax rate is due mainly to non-cash tax benefits related to the change in tax status of certain foreign entities recorded during the three months ended December 31, 2024.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of December 31, 2025, our available borrowings under the delayed draw mortgage loan facility were approximately $64 million, and our available borrowings under the revolving credit facility were approximately $85 million.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of December 31, 2025, we were in compliance with all covenants under the Amended Credit Facility. The Amended Credit Facility is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of December 31, 2025, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $702.7 million. As of December 31, 2025, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $0.7 million. As of December 31, 2024, our indebtedness associated with financing our inventory and working capital needs totaled approximately $795.2 million and included unamortized debt issuance costs of approximately $1.2 million.

As of December 31, 2025 and 2024, the interest rate on the outstanding short-term borrowings, which solely consisted of the current Floor Plan, was approximately 7.3% and 8.0%, respectively. As of December 31, 2025, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $2.0 million based upon the outstanding borrowing base availability (Floor Plan). As of December 31, 2025, no amounts were withdrawn on the revolving credit facility and $35.6 million was outstanding on the delayed draw mortgage loan facility. As of December 31, 2025, we had approximately $14.7 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	December 31, 2025	September 30, 2025
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 5.75% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$4,791	$4,915
Mortgage facility payable to Seacoast National Bank bearing interest at 6.40% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	13,681	14,020
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.13% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	18,974	19,452
Mortgage facility payable to M&T Bank bearing interest at 6.37% (SOFR plus 220 basis points). Requires quarterly principal and interest payments. Facility matures in August 2027.	35,627	36,083
Term loan payable to M&T Bank bearing interest at 5.57%. Requires quarterly principal and interest payments. Facility matures in August 2027.	310,000	317,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.53%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,196	1,226
Total long-term debt	384,269	393,196
Less: current portion	(35,593)	(35,593)
Less: unamortized portion of debt issuance costs	(1,186)	(1,368)
Long-term debt, net current portion and unamortized debt issuance costs	$347,490	$356,235

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

During the three months ended December 31, 2025 and 2024, we recognized stock-based compensation expense of approximately $2.6 million and $5.5 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements including the Stock Purchase Plan for the three months ended December 31, 2025 and 2024, was approximately $1.3 million and $1.5 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2025 through December 31, 2025:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2025	1,387,813	35,000	$87	$28.80	6.5
Restricted stock awards granted	(725,902)	—		—
Restricted stock awards forfeited	3,860	—		—
Additional shares of stock issued	(790)	—		—
Balance as of December 31, 2025	664,981	35,000	$64	$28.80	6.3
Exercisable as of December 31, 2025		26,665	$64	$29.26	5.3

During the three months ended December 31, 2025 and 2024, no options were granted.

We used the Black-Scholes model to estimate the fair value of options granted. The expected term of options granted is estimated based on historical experience. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

13.
RESTRICTED STOCK AWARDS:

We have granted non-vested (restricted) stock awards (“restricted stock”) and restricted stock units (“RSUs”) to employees, directors, and officers pursuant to the 2021 Plan, the 2011 Plan, and the 2007 Plan. The restricted stock awards and RSUs have varying vesting periods, but generally become fully vested between two and four years after the grant date, depending on the specific award, performance targets met for performance-based awards granted to officers, and vesting period for time-based awards. Officer performance-based awards are granted at the target amount of shares that may be earned and the actual amount of the award earned generally could range from 0% to 210% of the target number of shares based on the actual specified performance target met. We accounted for the restricted stock awards granted using the measurement and recognition provisions of ASC 718. Accordingly, the fair value of the restricted stock awards, including performance-based awards, is measured on the grant date and recognized in earnings over the requisite service period for each separately vesting portion of the award.

The following table summarizes restricted stock award activity from September 30, 2025 through December 31, 2025:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2025	1,189,153	$31.45
Changes during the period:
Awards granted	725,902	$22.32
Awards vested	(100,401)	$45.89
Awards forfeited	(3,860)	$30.27
Non-vested balance as of December 31, 2025	1,810,794

As of December 31, 2025, we had approximately $27.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.4 years.

14.
EMPLOYEE STOCK PURCHASE PLAN:

Our shareholders approved proposals to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares in February 2019 and February 2025. The Stock Purchase Plan as amended provides for up to 2,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2027, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended
	December 31,
	2025	2024
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.8%	4.4%
Volatility	65.8%	63.8%
Expected life	Six Months	Six Months

As of December 31, 2025, we have issued 1,563,563 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2025	2024
Weighted average common shares outstanding used in calculating basic net income per share	21,942,854	22,615,629
Effect of dilutive options and non-vested restricted stock awards	—	769,745
Weighted average common and common equivalent shares used in calculating diluted net income per share	21,942,854	23,385,374

For the three months ended December 31, 2025 and 2024, there were 1.8 million and 0.02 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16.
COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2025, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

17.
SEGMENT INFORMATION:

Reportable Segments

The Company’s reportable segments are defined by management’s reporting structure and operating activities. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews income from operations by segment for purposes of making operating decisions, assessing financial performance, and deciding how to allocate resources (including team members, property, and financial or capital resources). The CODM considers forecast-to-actual variances when making decisions about allocating resources to the segments. The CODM does not evaluate segments using asset information, and therefore, such information is not presented. The Company’s reportable segments are the following:

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

Cost of sales primarily includes cost of products sold, transportation costs from manufacturers to our retail stores, and vendor consideration. Cost of sales includes depreciation of property and equipment from our product manufacturing segment (manufacturing overhead). Selling, general, and administrative expenses primarily include salaries and incentive-based compensation, sales commissions, brokerage commissions, advertising, insurance, utilities, the majority of depreciation and amortization, and other customary operating expenses. Intersegment revenue represents boats and yachts that were manufactured in our Product Manufacturing segment and were sold to our Retail Operations segment. The Product Manufacturing segment supplies our Retail Operations segment along with various independent dealers. Intersegment adjustments represent eliminations of the effects of intersegment sales of boats from Product Manufacturing to Retail Operations.

The following table sets forth revenue, income from operations, and significant expenses for each of the Company’s reportable segments for the three months ended December 31,

	Three Months ended December 31, 2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$504,413	$21,622	$(20,857)	$505,178
Less:
Cost of sales	347,079	22,366	(24,737)	344,708
Selling, general and administrative expenses	150,169	5,381	-	155,550
Income (loss) from operations	$7,165	$(6,125)	$3,880	$4,920
Interest expense				15,856
(Loss) before income tax provision				$(10,936)

	Three Months ended December 31, 2024
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$468,349	$37,938	$(37,826)	$468,461
Less:
Cost of sales	301,311	32,821	(35,325)	298,807
Selling, general and administrative expenses	125,788	4,894	-	130,682
Income (loss) from operations	$41,250	$223	$(2,501)	$38,972
Interest expense				18,745
Income before income tax provision				$20,227

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the three months ended December 31,

	Three Months Ended
	December 31,
	2025	2024
	(Amounts in thousands)
Depreciation:
Retail Operations	$8,538	$7,729
Product Manufacturing	1,703	1,520
Depreciation	$10,241	$9,249
Amortization:
Retail Operations	$2,341	$2,348
Product Manufacturing	-	-
Amortization	$2,341	$2,348

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; the imposition of tariffs and their potential impacts on our operations and the broader economy; inclement weather and our ability to mitigate impacts of adverse weather conditions through geographic diversity; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; impacts of steps taken to counteract weak market conditions; our plans to accelerate our growth through acquisitions and new store openings; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

MarineMax was incorporated in January 1998 (and reincorporated in Florida in March 2015). We commenced operations with the acquisition of five independent recreational boat dealers on March 1, 1998. Since the initial acquisitions in March 1998, we have, as of the filing of this Quarterly Report on Form 10-Q, acquired 37 recreational boat dealers, five boat brokerage operations, six superyacht service companies, two full-service yacht repair operations and three boat and yacht manufacturers. As a part of our acquisition strategy, we frequently engage in discussions with various recreational boat dealers regarding their potential acquisition by us. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated. We completed three acquisitions in the fiscal year ending September 30, 2025.

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

In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in the sale of luxury goods. Consumer spending on luxury goods also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. Additionally, the Federal Reserve's increases of its benchmark interest rate in recent years resulted in significantly higher long-term interest rates, which have negatively impacted, and may continue to negatively impact, our customers’ willingness or desire to purchase our products. As a result, an economic downturn or inflation could impact us more than certain of our competitors due to our strategic focus on the higher end of our market. Additionally, the current U.S. administration has imposed and may continue to impose, significant tariff actions on imports from a broad set of countries, including countries that produce certain of our products. In response to these tariffs, U.S. trading partners have imposed, or are likely to impose, their own tariffs. Further, U.S. and international tariff policies remain uncertain and difficult to predict. Due to the uncertainty in the retail environment caused by the tariffs, we have experienced decreased revenues and profits. Additional effects of these tariffs and reciprocal tariffs are uncertain, but the tariffs are likely to increase production and supply chain costs for certain of our products and some experts predict an increased chance of an economic recession and/or inflation as a result of the disruption of international trade. Although we have previously expanded our operations during periods of stagnant or modestly declining industry trends, the cyclical nature of the recreational boating industry or the lack of industry growth may adversely affect our business, financial condition, and results of operations. Any period of adverse economic conditions, low consumer confidence or inflation is likely to have a negative effect on our business.

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

As of December 31, 2025, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of December 31, 2025, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

Application of Critical Accounting Policies

See Part II, Item 7, “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three months ended December 31, 2025, with the three months ended December 31, 2024 and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Revenue. Revenue increased $36.7 million, or 7.8%, to $505.2 million for the three months ended December 31, 2025, from $468.5 million for three months ended December 31, 2024. The increase was due to an increase of $48.6 million or 10.7% in comparable-store sales, partially offset by a net decrease from closed stores that are not eligible for inclusion in comparable-store sales. Revenue for the three months ended December 31, 2024 was adversely impacted by Hurricanes Helene and Milton.

Gross Profit. Gross profit decreased $9.2 million, or 5.4%, to $160.5 million for the three months ended December 31, 2025, from $169.7 million for the three months ended December 31, 2024. Gross profit as a percentage of revenue decreased to 31.8% for the three months ended December 31, 2025, from 36.2% for the three months ended December 31, 2024. The decrease in gross profit as a percentage of revenue was attributable to the increased promotional environment due to challenging retail conditions and mix of sales, partially offset by increased contributions from our higher-margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $24.9 million, or 19.1% to $155.6 million for the three months ended December 31, 2025, from $130.7 million for the three months ended December 31, 2024. The increase in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities which lowered selling, general, and administrative expenses for the three months ended December 31, 2024. Excluding changes in the fair value of contingent consideration, hurricane and tornado expenses, intangible amortization, restructuring charges, and transaction and other costs, selling, general and administrative expenses increased $1.6 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.

Interest Expense. Interest expense decreased $2.8 million to $15.9 million for the three months ended December 31, 2025, from $18.7 million for the three months ended December 31, 2024. The decrease in interest expense was primarily the result of decreased borrowings from lower inventory levels and lower interest rates.

Income Taxes. Income tax decreased $4.9 million to benefit of $2.8 million, for the three months ended December 31, 2025, from a provision of $2.1 million for the three months ended December 31, 2024. The effective income tax rate for the three months ended December 31, 2025 and 2024 was 26.0% and 10.4%, respectively. The increase in the effective income tax rate is due mainly to non-cash tax benefits related to the change in tax status of certain foreign entities recorded during the three months ended December 31, 2024.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of December 31, 2025, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the three months ended December 31 2025, cash provided by operating activities was approximately $16.9 million. For the three months ended December 31 2024, cash used in operating activities was approximately $146.1 million. For the three months ended December 31, 2025, cash provided by operating activities was primarily related to our net loss adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax benefit, and stock-based compensation expense, decreases in accounts receivable, decreases in prepaid expenses and other assets, and increases in contract in contract liabilities (customer deposits), partially offset by decreases in accounts payable and decreases in accrued expenses and other liabilities. For the three months ended December 31, 2024, cash used in operating activities was primarily related to increases in inventory, decreases in accounts payable, decreases in contract liabilities (customer deposits), partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax provision, and stock-based compensation expense.

For the three months ended December 31, 2025, cash provided by investing activities was approximately $2.6 million. For the three months ended December 31, 2024, cash used in investing activities was approximately $6.5 million. For the three months ended December 31, 2025, cash provided by investing activities was primarily from proceeds from the sale of property and equipment and other assets, partially offset by the purchase property and equipment associated with improving existing retail facilities. For the three months ended December 31, 2024, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets and proceeds from the acquisition of a trade name.

For the three months ended December 31, 2025, cash used in financing activities was approximately $25.2 million. For the three months ended December 31, 2024, cash provided by financing activities was approximately $74.7 million. For the three months ended December 31, 2025, cash used in financing activities was primarily attributable to net decreases in short-term borrowings, which solely consisted of the Floor Plan, payments on long-term debt and payments on tax withholdings for equity awards, partially offset by net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the three months ended December 31, 2024, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt and payments on tax withholdings for equity awards.

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

As of December 31, 2025, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $702.7 million and $347.5 million, respectively. As of December 31, 2025, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.7 million and $1.2 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $6.9 million, $13.9 million, or $20.8 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of December 31, 2025 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

Foreign Currency Exchange Rate Risk

.Products purchased from European-based and Chinese-based manufacturers are transacted in U.S. dollars. Fluctuations in the U.S. dollar exchange rate may impact the retail price at which we can sell foreign products. Accordingly, fluctuations in the value of other currencies compared with the U.S. dollar may impact the price points at which we can profitably sell such foreign products, and such price points may not be competitive with other products in the United States. Thus, such fluctuations in exchange rates ultimately may impact the amount of revenue, cost of goods sold, cash flows and earnings we recognize for such foreign products. We cannot predict the effects of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with forecasted purchases of boats and yachts from European-based and Chinese-based manufacturers. We are not currently engaged in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, there can be no assurance that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

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

Changes in Internal Controls

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of December 31, 2025, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (2)

4.1	Form of Common Stock Certificate. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)
Incorporated by reference to Registrant’s Form 8-K as filed April 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

January 29, 2026	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer, Secretary, and Director
(Principal Accounting and Financial Officer)