Form 10-Q
period 2026-03-31
MARINEMAX INC
filed 2026-04-23
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026.

Commission File Number. 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on April 20, 2026 was 22,028,154.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$527,412	$631,515	$1,032,590	$1,099,976
Cost of sales	346,126	442,004	690,834	740,811
Gross profit	181,286	189,511	341,756	359,165

Selling, general, and administrative expenses	170,448	166,770	325,998	297,452
Income from operations	10,838	22,741	15,758	61,713

Interest expense	14,659	18,179	30,515	36,924
(Loss) income before income tax (benefit) provision	(3,821)	4,562	(14,757)	24,789

Income tax (benefit) provision	(1,106)	1,400	(3,947)	3,503
Net (loss) income	(2,715)	3,162	(10,810)	21,286

Less: Net loss attributable to non-controlling interests	(117)	(138)	(286)	(80)
Net (loss) income attributable to MarineMax, Inc.	$(2,598)	$3,300	$(10,524)	$21,366

Basic net (loss) income per common share	$(0.12)	$0.15	$(0.48)	$0.94

Diluted net (loss) income per common share	$(0.12)	$0.14	$(0.48)	$0.91

Weighted average number of common shares used in computing net (loss) income per common share:

Basic	22,027,425	22,616,518	21,984,675	22,616,069
Diluted	22,027,425	23,324,347	21,984,675	23,354,856

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net (loss) income	$(2,715)	$3,162	$(10,810)	$21,286

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,324)	4,243	(2,221)	(3,060)
Interest rate swap contract	(10)	(117)	(65)	(34)
Total other comprehensive (loss) income, net of tax	(2,334)	4,126	(2,286)	(3,094)

Comprehensive (loss) income	(5,049)	7,288	(13,096)	18,192
Comprehensive (loss) income attributable to non-controlling interests	(298)	188	(356)	(345)
Comprehensive (loss) income attributable to MarineMax, Inc.	$(4,751)	$7,100	$(12,740)	$18,537

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,132	$170,351
Accounts receivable, net	101,136	108,288
Inventories	845,371	867,328
Prepaid expenses and other current assets	25,454	34,912
Total current assets	1,161,093	1,180,879
Property and equipment, net of accumulated depreciation of $215,018 and $196,574	546,786	552,546
Operating lease right-of-use assets, net	139,085	137,915
Goodwill	525,650	526,931
Other intangible assets, net	34,700	35,416
Other long-term assets	34,247	36,751
Total assets	$2,441,561	$2,470,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,511	$56,378
Contract liabilities (customer deposits)	61,742	45,699
Accrued expenses	122,430	121,042
Short-term borrowings (Floor Plan)	689,873	715,679
Current maturities on long-term debt	35,593	35,593
Current operating lease liabilities	11,288	10,489
Total current liabilities	983,437	984,880
Long-term debt, net of current maturities	338,730	356,235
Noncurrent operating lease liabilities	129,980	127,969
Deferred tax liabilities, net	41,211	47,447
Other long-term liabilities	4,780	5,154
Total liabilities	1,498,138	1,521,685
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,702,480 and 30,543,794 shares issued and 22,027,425 and 21,868,739 shares outstanding as of March 31, 2026 and September 30, 2025, respectively	31	31
Additional paid-in capital	368,584	360,818
Accumulated other comprehensive income	6,018	8,234
Retained earnings	735,860	746,384
Treasury stock, at cost, 8,675,055 shares held as of March 31, 2026 and September 30, 2025	(178,277)	(178,277)
Total shareholders’ equity attributable to MarineMax, Inc.	932,216	937,190
Non-controlling interests	11,207	11,563
Total shareholders’ equity	943,423	948,753
Total liabilities and shareholders’ equity	$2,441,561	$2,470,438

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2025	30,543,794	$31	$360,818	$8,234	$746,384	$(178,277)	$11,563	$948,753
Net loss	—	—	—	—	(7,926)	—	(169)	(8,095)
Shares issued pursuant to employee stock purchase plan	72,975	—	1,334	—	—	—	—	1,334
Shares issued upon vesting of equity awards, net of minimum tax withholding	84,096	—	(365)	—	—	—	—	(365)
Stock-based compensation	790	—	2,645	—	—	—	—	2,645
Other comprehensive (loss) income	—	—	—	(63)	—	—	111	48
BALANCE, December 31, 2025	30,701,655	$31	$364,432	$8,171	$738,458	$(178,277)	$11,505	$944,320
Net loss	—	—	—	—	(2,598)	—	(117)	(2,715)
Stock-based compensation	825	—	4,152	—	—	—	—	4,152
Other comprehensive loss	—	—	—	(2,153)	—	—	(181)	(2,334)
BALANCE, March 31, 2026	30,702,480	$31	$368,584	$6,018	$735,860	$(178,277)	$11,207	$943,423

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income	—	—	—	—	18,066	—	58	18,124
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive (loss)	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201
Net income (loss)	—	—	—	—	3,304	—	(142)	3,162
Purchase of treasury stock	—	—	—	—	—	(12,431)	—	(12,431)
Stock-based compensation	1,408	—	5,321	—	—	—	—	5,321
Other comprehensive income	—	—	—	3,796	—	—	330	4,126
BALANCE, March 31, 2025	30,061,569	$30	$355,459	$1,803	$799,385	$(163,228)	$9,930	$1,003,379

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,810)	$21,286
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,294	23,849
Deferred income tax (benefit), net of effects of acquisitions	(6,236)	(4,945)
Weather expenses	(1,217)	5,521
Change in fair value of contingent consideration	(343)	(25,712)
Gain on sale of property and equipment and assets held for sale	(3,874)	(152)
Proceeds from insurance settlements	—	118
Stock-based compensation expense	6,797	10,794
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	7,408	(14,532)
Inventories	21,957	(71,076)
Prepaid expenses and other assets	4,628	4,917
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	6,023	(9,825)
Contract liabilities (customer deposits)	16,043	(7,437)
Accrued expenses and other liabilities	6,679	(6,389)
Net cash provided by (used in) operating activities	72,349	(73,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,512)	(30,975)
Cash used in acquisition of businesses, net of cash acquired	—	(10,482)
Proceeds from insurance settlements	1,305	1,004
Proceeds from trade name and warranties assumed in asset exchange agreement	—	6,170
Proceeds from sale of property and equipment and other assets	11,916	8,540
Net cash used in investing activities	(6,291)	(25,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings (Floor Plan)	(25,806)	112,707
Payments of long-term debt	(17,834)	(17,078)
Contingent acquisition consideration payments	—	(727)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	1,334	1,477
Payments on tax withholdings for equity awards	(4,614)	(4,520)
Purchase of treasury stock	—	(12,431)
Net cash (used in) provided by financing activities	(46,920)	79,428
Effect of exchange rate changes on cash	$(357)	$(921)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,781	(20,819)
CASH AND CASH EQUIVALENTS, beginning of period	$170,351	$224,326
CASH AND CASH EQUIVALENTS, end of period	$189,132	$203,507
Supplemental disclosures of cash flow information:
Cash paid or received for:
Interest paid	$33,191	$39,177
Income taxes paid	—	$3,491
Income tax refunds received	$515	—

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of March 31, 2026, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of March 31, 2026, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, Aviara luxury dayboats, and Intrepid Powerboats all manufacture boats and yachts and recognize sales through our select retail dealership locations and through independent dealers. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the six months ended March 31, 2026, are not necessarily indicative of the results that may be expected in future periods.

The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by us in the accompanying Unaudited Condensed Consolidated Financial Statements include valuation allowances, valuation of goodwill and intangible assets, valuation of long-lived assets, and valuation of contingent assets and liabilities. Actual results could differ from those estimates.

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

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of March 31, 2026.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$393	$—	$393
Liabilities:
Contingent consideration liabilities	$—	$—	$945	$945

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$481	$—	$481
Liabilities:
Contingent consideration liabilities	$—	$—	$1,675	$1,675

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the six months ended March 31, 2026 and for the fiscal year ended September 30, 2025.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended March 31, 2026 and 2025, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the six months ended March 31, 2026 and 2025:

	Contingent Consideration Liabilities
	2026	2025
	(Amounts in thousands)
Beginning balance - September 30,	$1,675	$81,311
Additions from business acquisitions	—	—
Settlements and other adjustments	—	(50,727)
Change in fair value and net present value of contingency	(730)	(25,711)
Ending balance - March 31,	$945	$4,873

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. There were no assets held for sale as of March 31, 2026. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $7.6 million as of September 30, 2025. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$4,676	$4,667	$4,964	$4,915
Mortgage facility payable to Seacoast National Bank	13,131	13,341	14,074	14,020
Mortgage facility payable to Hancock Whitney Bank	18,957	18,496	19,651	19,452
Mortgage facility payable to M&T Bank	34,990	35,170	36,190	36,083
Term loan payable to M&T Bank	298,600	302,500	313,540	317,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of March 31, 2026, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $4.0 million and $5.0 million as of March 31, 2026 and September 30, 2025, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Goods and services transferred at a point in time	85.6%	88.5%	100.0%	100.0%
Goods and services transferred over time	14.4%	11.5%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Goods and services transferred at a point in time	85.3%	86.5%	100.0%	100.0%
Goods and services transferred over time	14.7%	13.5%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	62.3%	98.1%	62.3%	63.8%	98.9%	64.3%
Used boat sales	9.5%	—	9.5%	14.1%	—	14.0%
Maintenance and repair services	4.5%	—	4.5%	3.9%	—	3.9%
Storage and charter rentals	10.9%	—	10.9%	7.8%	—	7.4%
Finance and insurance products	3.9%	—	3.9%	3.4%	—	3.4%
Parts and accessories	5.1%	1.9%	5.1%	3.9%	1.1%	3.9%
Brokerage sales	3.8%	—	3.8%	3.1%	—	3.1%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	62.9%	98.1%	63.2%	61.6%	98.9%	62.3%
Used boat sales	9.4%	—	9.2%	12.8%	—	12.7%
Maintenance and repair services	5.1%	—	5.0%	5.0%	—	4.9%
Storage and charter rentals	10.0%	—	10.0%	8.5%	—	8.1%
Finance and insurance products	3.4%	—	3.4%	3.3%	—	3.2%
Parts and accessories	5.1%	1.9%	5.1%	4.7%	1.1%	4.7%
Brokerage sales	4.1%	—	4.1%	4.1%	—	4.1%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(Amounts in thousands)
Marina/storage locations	$75,577	$71,012
Locations without marina/storage	32,116	26,697
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$107,693	$97,709

	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025
	(Amounts in thousands)
Marina/storage locations	$147,886	$142,024
Locations without marina/storage	60,122	57,210
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$208,008	$199,234

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of March 31, 2026, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026 and

2025, operating lease costs recorded in selling, general, and administrative expenses were approximately $8.3 million and $8.4 million, respectively. For the six months ended March 31, 2026 and 2025, operating lease costs recorded in selling, general, and administrative expenses were approximately $16.6 million and $16.1 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of March 31, 2026, the weighted-average discount rate used was approximately 6.7%.

As of March 31, 2026, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2026 (remaining)	$8,634
2027	20,147
2028	18,559
2029	17,228
2030	15,716
Thereafter	251,771
Total lease payments	332,055
Less: interest	(190,787)
Present value of lease liabilities	$141,268

The following table sets forth supplemental cash flow information related to leases:

	Six Months Ended
	March 31,
	2026	2025
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,007	$9,436
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,635	$13,557

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Six Months Ended
	March 31,
	2026	2025
	(Amounts in thousands)
Operating leases:
Operating lease income	$5,187	$4,494
Variable lease income	$416	$309
Total rental income	$5,603	$4,803

As of March 31, 2026, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2026 (remaining)	$6,075
2027	6,336
2028	4,173
2029	2,736
2030	1,756
Thereafter	341
Total lease payments	$21,417

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

Inventories consisted of the following as of:

	March 31, 2026	September 30, 2025
	(Amounts in thousands)
New and used boats, motors, and trailers	$704,418	$786,920
In transit inventory and deposits	85,345	36,847
Parts, accessories, and other	17,086	13,554
Work-in-process	19,413	13,394
Raw materials	19,109	16,613
Inventories	$845,371	$867,328

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $560.4 million and $562.3 million as of March 31, 2026 and September 30, 2025, respectively. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment in fiscal year 2025. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. As of March 31, 2026, and based upon our most recent analysis performed as of September 30, 2025, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test as of March 31, 2026.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the six months ended March 31, 2026:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2025	$526,931	$-	$526,931
Goodwill acquired	—	—	—
Foreign currency translation	(1,281)	—	(1,281)
Balance as of March 31, 2026	$525,650	$-	$525,650

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

During the three months ended March 31, 2026 and 2025, we recognized an income tax benefit of $1.1 million and an income tax provision of $1.4 million, respectively. During the six months ended March 31, 2026 and 2025, we recognized an income tax benefit of $3.9 million and an income tax provision of $3.5 million, respectively. The effective income tax rate for the three months ended March 31, 2026 and 2025 was 28.9% and 30.7%, respectively. The effective income tax rate for the six months ended March 31, 2026 and 2025 was 26.7% and 14.1%, respectively. The increase in the effective income tax rate is due mainly to non-cash tax benefits related to the change in tax status of certain foreign entities recorded during the six months ended March 31, 2025.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In July 2023, we executed the Amended Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent,

and the lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $100 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The Amended Credit Facility also provides long-term debt in the form of a delayed draw term loan facility to finance the acquisition of IGY Marinas in the maximum amount of $400 million, and a $100 million delayed draw mortgage loan facility. The maturity of each of the facilities is August 2027. As of March 31, 2026, our available borrowings under the delayed draw mortgage loan facility were approximately $63 million, and our available borrowings under the revolving credit facility were approximately $85 million.

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

The Amended Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.35 to 1.0 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.0. As of March 31, 2026, we were in compliance with all covenants under the Amended Credit Facility. The Amended Credit Facility is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of March 31, 2026, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $689.9 million. As of March 31, 2026, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $0.6 million. As of March 31, 2025, our indebtedness associated with financing our inventory and working capital needs totaled approximately $821.7 million and included unamortized debt issuance costs of approximately $1.1 million.

As of March 31, 2026 and 2025, the interest rate on the outstanding short-term borrowings, which solely consisted of the current Floor Plan, was approximately 7.1% and 7.8%, respectively. As of March 31, 2026, our additional Floor Plan available borrowings under our Amended Credit Facility were approximately $0.6 million based upon the outstanding borrowing base availability (Floor Plan). As of March 31, 2026, no amounts were withdrawn on the revolving credit facility and $36.5 million was outstanding on the delayed draw mortgage loan facility. As of March 31, 2026, we had approximately $14.7 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

Long-term Debt

The below table summarizes the Company's long-term debt.

	March 31, 2026	September 30, 2025
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 5.75% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$4,667	$4,915
Mortgage facility payable to Seacoast National Bank bearing interest at 5.92% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	13,341	14,020
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.13% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	18,496	19,452
Mortgage facility payable to M&T Bank bearing interest at 5.87% (SOFR plus 220 basis points). Requires quarterly principal and interest payments. Facility matures in August 2027.	35,170	36,083
Term loan payable to M&T Bank bearing interest at 5.42%. Requires quarterly principal and interest payments. Facility matures in August 2027.	302,500	317,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.53%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,188	1,226
Total long-term debt	375,362	393,196
Less: current portion	(35,593)	(35,593)
Less: unamortized portion of debt issuance costs	(1,039)	(1,368)
Long-term debt, net current portion and unamortized debt issuance costs	$338,730	$356,235

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

During the three months ended March 31, 2026 and 2025, we recognized stock-based compensation expense of approximately $4.2 million and $5.3 million, respectively, and for the six months ended March 31, 2026 and 2025, we recognized stock-based compensation expense of approximately $6.8 million and $10.8 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements including the Stock Purchase Plan for the six months ended March 31, 2026 and 2025, was approximately $1.3 million and $1.5 million, respectively. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

12.
THE INCENTIVE STOCK PLANS:

In February 2022, our shareholders approved a proposal to authorize our 2021 Stock-Based Compensation Plan (“2021 Plan”), which replaced our 2011 Stock-Based Compensation Plan (“2011 Plan”). In each of February 2026, February 2025 and February 2023, our shareholders approved proposals to amend our 2021 Plan, to increase the total number of available shares by 415,000, 495,000 and 1,300,000, respectively. Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards, and performance awards (collectively “awards”), that may be settled in cash, stock, or other property. Our 2021 Plan is designed to attract, motivate, retain, and reward our executives, employees, officers, directors, and independent contractors by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. The total number of shares of our common stock that may be subject to awards under the 2021 Plan is equal to 3,210,000 shares, plus: (i) any shares available for issuance and not subject to an award under our 2007 Stock-Based Compensation Plan (the "2007 Plan") or the 2011 Plan, which was 545,729 in aggregate at the time of the approval of the 2021 Plan; (ii) the number of shares with respect to which awards granted under the 2021 Plan, the 2011 Plan or the 2007 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (iii) with respect to awards granted under the 2021 Plan, the 2011 Plan and the 2007 Plan, the number of shares that are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2021 Plan, the 2011 Plan or the 2007 Plan. The 2021 Plan terminates in February 2032, and awards may be granted at any time during the life of the 2021 Plan. The dates on which awards vest are determined by the Board of Directors or the Plan Administrator. The Board of Directors has appointed the Compensation Committee as the Plan Administrator. The exercise prices of options are determined by the Board of Directors or the Plan Administrator and are at least equal to the fair market value of shares of common stock on the date of grant. The term of options under the 2021 Plan may not exceed ten years. The options granted have varying vesting periods. To date, we have not settled or been under any obligation to settle any awards in cash.

The following table summarizes activity from our incentive stock plans from September 30, 2025 through March 31, 2026:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2025	1,387,813	35,000	$87	$28.80	6.5
Shares authorized	415,000	—		—
Restricted stock awards granted	(727,522)	—		—
Restricted stock awards forfeited	16,405	—		—
Additional shares of stock issued	(1,615)	—		—
Balance as of March 31, 2026	1,090,081	35,000	$97	$28.80	6.0
Exercisable as of March 31, 2026		26,665	$89	$29.26	5.0

During the six months ended March 31, 2026 and 2025, no options were granted.

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

The following table summarizes restricted stock award activity from September 30, 2025 through March 31, 2026:

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2025	1,189,153	$31.45
Changes during the period:
Awards granted	727,522	$22.33
Awards vested	(100,401)	$45.89
Awards forfeited	(16,405)	$31.46
Non-vested balance as of March 31, 2026	1,799,869	$26.96

As of March 31, 2026, we had approximately $23.4 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.3 years.

14.
EMPLOYEE STOCK PURCHASE PLAN:

Our shareholders approved proposals to amend our Stock Purchase Plan to increase the number of shares available under that plan by 500,000 shares in each of February 2019 and February 2025. The Stock Purchase Plan as amended provides for up to 2,000,000 shares of common stock to be available for purchase by our regular employees who have completed at least one year of continuous service. In addition, there were 52,837 shares of common stock available under our 1998 Employee Stock Purchase Plan, which have been made available for issuance under our Stock Purchase Plan. The Stock Purchase Plan provides for implementation of annual offerings beginning on the first day of October in each of the years 2008 through 2035, with each offering terminating on September 30 of the following year. Each annual offering may be divided into two six-month offerings. For each offering, the purchase price per share will be the lower of: (i) 85% of the closing price of the common stock on the first day of the offering or (ii) 85% of the closing price of the common stock on the last day of the offering. The purchase price is paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each offering period. However, no participant may purchase more than $25,000 worth of common stock annually.

We used the Black-Scholes model to estimate the fair value of options granted to purchase shares issued pursuant to the Stock Purchase Plan. Volatility is based on the historical volatility of our common stock. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	4.4%	3.8%	4.4%
Volatility	65.8%	63.8%	65.8%	63.8%
Expected life	Six Months	Six Months	Six Months	Six Months

As of March 31, 2026, we have issued 1,563,563 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Weighted average common shares outstanding used in calculating basic net income per share	22,027,425	22,616,518	21,984,675	22,616,069
Effect of dilutive options and non-vested restricted stock awards	—	707,829	—	738,787
Weighted average common and common equivalent shares used in calculating diluted net income per share	22,027,425	23,324,347	21,984,675	23,354,856

For the three months ended March 31, 2026 and 2025, there were 1.8 million and 0.2 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the six months ended March 31, 2026 and 2025, there were approximately 1.8 million and 0.02 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2026, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. The Company is currently evaluating the impact of this decision on its business, as the ultimate timing and amount of any potential refunds is still uncertain and subject to further legal and regulatory developments.

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

The following table sets forth revenue, income from operations, and significant expenses for each of the Company’s reportable segments for the three and six months ended March 31,

	Three Months Ended March 31, 2026
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$525,332	$23,705	$(21,625)	$527,412
Less:
Cost of sales	348,836	22,423	(25,133)	346,126
Selling, general and administrative expenses	164,092	6,356	-	170,448
Income (loss) from operations	$12,404	$(5,074)	$3,508	$10,838
Interest expense				14,659
(Loss) before income tax provision				$(3,821)

	Three Months Ended March 31, 2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$626,340	$35,503	$(30,328)	$631,515
Less:
Cost of sales	444,233	33,328	(35,557)	442,004
Selling, general and administrative expenses	161,166	5,604	-	166,770
Income (loss) from operations	$20,941	$(3,429)	$5,229	$22,741
Interest expense				18,179
Income before income tax provision				$4,562

	Six Months Ended March 31, 2026
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$1,029,745	$45,327	$(42,482)	$1,032,590
Less:
Cost of sales	695,915	44,789	(49,870)	690,834
Selling, general and administrative expenses	314,261	11,737	-	325,998
Income (loss) from operations	$19,569	$(11,199)	$7,388	$15,758
Interest expense				30,515
(Loss) before income tax provision				$(14,757)

	Six Months Ended March 31, 2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$1,094,689	$73,441	$(68,154)	$1,099,976
Less:
Cost of sales	745,544	66,149	(70,882)	740,811
Selling, general and administrative expenses	286,954	10,498	-	297,452
Income (loss) from operations	$62,191	$(3,206)	$2,728	$61,713
Interest expense				36,924
Income before income tax provision				$24,789

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the three and six months ended March 31,

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in thousands)
Depreciation:
Retail Operations	$8,465	$7,780
Product Manufacturing	1,969	1,950
Depreciation	$10,434	$9,730
Amortization:
Retail Operations	$2,278	$2,522
Product Manufacturing	-	-
Amortization	$2,278	$2,522

	Six Months Ended
	March 31,
	2026	2025
	(Amounts in thousands)
Depreciation:
Retail Operations	$17,003	$15,509
Product Manufacturing	3,672	3,470
Depreciation	$20,675	$18,979
Amortization:
Retail Operations	$4,619	$4,870
Product Manufacturing	-	-
Amortization	$4,619	$4,870

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “plans,” “beliefs,” or “strategies” regarding the future. These forward-looking statements include statements relating to market risks such as interest rate risk and foreign currency exchange rate risk; economic and industry conditions and corresponding effects on consumer behavior and our operating results; environmental conditions; the imposition of tariffs and their potential impacts on our operations and the broader economy; inclement weather and our ability to mitigate impacts of adverse weather conditions through geographic diversity; certain specific and isolated events; our future estimates, assumptions and judgments, including statements regarding whether such estimates, assumptions and judgments could have a material adverse effect on our operating results; the impact of changes in accounting policy and standards; the impact of our core strengths and retailing strategies on our growth and earnings potential; impacts of steps taken to counteract weak market conditions; our plans to accelerate our growth through acquisitions; our belief that our existing capital resources will be sufficient to finance our operations for at least the next 12 months, and thereafter for the foreseeable future, except for possible significant acquisitions; the seasonality and cyclicality of our business and the effect of such seasonality and cyclicality on our business, financial results and inventory levels; and the Company’s ability to manage growth effectively. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

As of March 31, 2026, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of March 31, 2026, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and six months ended March 31, 2026, with the three and six months ended March 31, 2025, and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Revenue. Revenue decreased $104.1 million, or 16.5%, to $527.4 million for the three months ended March 31, 2026, from $631.5 million for three months ended March 31, 2025. The decrease was due to a decrease of $95.7 million or 15.4% in comparable-store sales and a $8.4 million net decrease primarily from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decreases were primarily driven by decreases in new and used boat revenue as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions, including the Iran conflict.

Gross Profit. Gross profit decreased $8.2 million, or 4.3%, to $181.3 million for the three months ended March 31, 2026, from $189.5 million for the three months ended March 31, 2025. Gross profit as a percentage of revenue increased to 34.4% for the three months ended March 31, 2026, from 30.0% for the three months ended March 31, 2025. The increase in gross profit as a percentage of revenue was attributable to a greater mix of sales and improvements in our higher-margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $3.6 million, or 2.2% to $170.4 million for the three months ended March 31, 2026, from $166.8 million for the three months ended March 31, 2025. Selling, general and administrative expenses increased approximately $2.0 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, excluding the impact of transaction and other costs ($5.7 million and $0.6 million), acquisition-related intangible amortization expense ($0.8 million and $1.4 million), changes in contingent consideration ($0.8 million gain and $0.1 million expense), weather events ($1.2 million recovery and $0.6 million expense), and restructuring expenses ($0.1 million and $0.3 million) for those respective periods.

Interest Expense. Interest expense decreased $3.5 million to $14.7 million for the three months ended March 31, 2026, from $18.2 million for the three months ended March 31, 2025. The decrease in interest expense was primarily the result of decreased borrowings from lower inventory levels and lower interest rates.

Income Taxes. Income tax decreased $2.5 million to a benefit of $1.1 million for the three months ended March 31, 2026, from a provision of $1.4 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and 2025 was 28.9% and 30.7%, respectively.

Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

Revenue. Revenue decreased $67.4 million, or 6.1%, to $1,032.6 million for the six months ended March 31, 2026, from $1,100.0 million for six months ended March 31, 2025. The decrease was due to a decrease of $47.2 million or 4.4% in comparable-store sales and a $20.2 million net decrease primarily from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decreases were primarily driven by decreases in new and used boat revenue as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions, including the Iran conflict.

Gross Profit. Gross profit decreased $17.4 million, or 4.8%, to $341.8 million for the six months ended March 31, 2026, from $359.2 million for the six months ended March 31, 2025. Gross profit as a percentage of revenue increased to 33.1% for the six months ended March 31, 2026, from 32.7% for the six months ended March 31, 2025. The increase in gross profit as a percentage of revenue was attributable to a greater mix of sales and improvements in our higher-margin businesses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $28.5 million, or 9.6% to $326.0 million for the six months ended March 31, 2026, from $297.5 million for the six months ended March 31, 2025. Selling, general and administrative expenses increased approximately $3.6 million for the six months ended March 31, 2026, as compared to the six months ended March 31, 2025, excluding the impact of transaction and other costs ($8.7 million and $0.8 million), acquisition-related intangible amortization expense ($1.8 million and $2.9 million), changes in contingent consideration ($0.3 million gain and $25.7 million gain), weather events ($1.2 million recovery and $5.5 million expense), and restructuring expenses ($0.2 million and $0.8 million) for those respective periods.

Interest Expense. Interest expense decreased $6.4 million to $30.5 million for the six months ended March 31, 2026, from $36.9 million for the six months ended March 31, 2025. The decrease in interest expense was primarily the result of decreased borrowings from lower inventory levels and lower interest rates.

Income Taxes. Income tax decreased $7.4 million to benefit of $3.9 million, for the six months ended March 31, 2026, from a provision of $3.5 million for the six months ended March 31, 2025. The effective income tax rate for the six months ended March 31, 2026 and 2025 was 26.7% and 14.1%, respectively. The increase in the effective income tax rate is due mainly to non-cash tax benefits related to the change in tax status of certain foreign entities recorded during the six months ended March 31, 2025.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the Amended Credit Facility (described below). Our ability to utilize the Amended Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the Amended Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the Amended Credit Facility and therefore affect our ability to utilize the Amended Credit Facility to fund operations. As of March 31, 2026, we were in compliance with all covenants under the Amended Credit Facility. We currently depend upon dividends and other payments from our businesses and the Amended Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses.

For the six months ended March 31, 2026, cash provided by operating activities was approximately $72.3 million. For the six months ended March 31 2025, cash used in operating activities was approximately $73.6 million. For the six months ended March 31, 2026, cash provided by operating activities was primarily related to our net loss adjusted for non-cash expenses and gains such as depreciation and amortization expense, deferred income tax benefit, and stock-based compensation expense, decreases in accounts receivable, decreases in inventory, decreases in prepaid expenses and other assets and increases in contract in contract liabilities (customer deposits), increases in accounts payable, and increases in accrued expenses and other liabilities. For the six months ended March 31, 2025, cash used in operating activities was primarily related to increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits), decreases in accrued expenses and other liabilities, partially offset by our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, changes in fair value of contingent consideration, deferred income tax provision, and stock-based compensation expense.

For the six months ended March 31, 2026 and 2025, cash used in investing activities was approximately $6.3 million and $25.7 million, respectively. For the six months ended March 31, 2026, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets, and proceeds from insurance settlements. For the six months ended March 31, 2025, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets, proceeds from the acquisition of a trade name, and proceeds from insurance settlements.

For the six months ended March 31, 2026, cash used in financing activities was approximately $46.9 million. For the six months ended March 31, 2025, cash provided by financing activities was approximately $79.4 million. For the six months ended March 31, 2026, cash used in financing activities was primarily attributable to net decreases in short-term borrowings, which solely consisted of the Floor Plan, payments on long-term debt and payments on tax withholdings for equity awards, partially offset by net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the six months ended March 31, 2025, cash provided by financing activities was primarily attributable to net increases in short-term borrowings, which solely consisted of the Floor Plan (as defined below), and net proceeds from issuance of common stock under incentive compensation and employee purchase plans, partially offset by payments on long-term debt, payments on tax withholdings for equity awards, contingent consideration payments from acquisitions, and purchases of treasury stock.

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

As of March 31, 2026, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $689.9 million and $338.7 million, respectively. As of March 31, 2026, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $0.6 million and $1.0 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited)”, we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the potential re-emergence of or increase in inflation, the effects of potentially higher interest rates, the effects of new, increased or reciprocal tariffs, the effects of the Iranian conflict and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, and thereafter for the foreseeable future, except in the case of possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $10.2 million, $20.4 million, or $30.6 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of March 31, 2026 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of March 31, 2026, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (2)

4.1	Form of Common Stock Certificate. (2)

10.1	Amended and Restated 2021 Stock-Based Compensation Plan. (3)

10.2

Sixth Amendment to Credit Agreement dated January 26, 2026 by and among MarineMax, Inc., the other loan parties thereto, the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

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

(3)
Incorporated by reference to Registrant’s Form 8-K as filed March 3, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

April 23, 2026	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)