Form 10-Q
period 2026-06-30
MARINEMAX INC
filed 2026-07-23
CIK 1057060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026.

Commission File Number: 1-14173

MARINEMAX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3496957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Brooker Creek Boulevard
Oldsmar, Florida	34677
(Address of Principal Executive Offices)	(ZIP Code)

727-531-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HZO	New York Stock Exchange

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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on July 20, 2026 was 22,086,746.

MARINEMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$611,258	$657,159	$1,643,848	$1,757,135
Cost of sales	393,180	457,538	1,084,014	1,198,349
Gross profit	218,078	199,621	559,834	558,786

Selling, general, and administrative expenses	180,859	172,106	506,857	469,558
Goodwill impairment	—	69,055	—	69,055
Income (loss) from operations	37,219	(41,540)	52,977	20,173

Interest expense	14,310	16,936	44,825	53,860
Income (loss) before income tax provision (benefit)	22,909	(58,476)	8,152	(33,687)

Income tax provision (benefit)	7,262	(6,506)	3,315	(3,003)
Net income (loss)	15,647	(51,970)	4,837	(30,684)

Less: Net income attributable to non-controlling interests	286	176	—	96
Net income (loss) attributable to MarineMax, Inc.	$15,361	$(52,146)	$4,837	$(30,780)

Basic net income (loss) per common share	$0.70	$(2.42)	$0.22	$(1.38)

Diluted net income (loss) per common share	$0.66	$(2.42)	$0.21	$(1.38)

Weighted average number of common shares used in computing net income (loss) per common share:

Basic	22,068,431	21,515,092	22,012,594	22,249,076
Diluted	23,157,811	21,515,092	22,827,827	22,249,076

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$15,647	$(51,970)	$4,837	$(30,684)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(826)	8,291	(3,047)	5,232
Interest rate swap contract	(16)	(85)	(81)	(119)
Total other comprehensive (loss) income, net of tax	(842)	8,206	(3,128)	5,113

Comprehensive income (loss)	14,805	(43,764)	1,709	(25,571)
Comprehensive income (loss) attributable to non-controlling interests	211	863	(145)	518
Comprehensive income (loss) attributable to MarineMax, Inc.	$14,594	$(44,627)	$1,854	$(26,089)

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30,	September 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$174,779	$170,351
Accounts receivable, net	95,111	108,288
Inventories	788,642	867,328
Prepaid expenses and other current assets	28,244	34,912
Total current assets	1,086,776	1,180,879
Property and equipment, net of accumulated depreciation of $225,217 and $196,574	541,674	552,546
Operating lease right-of-use assets, net	135,832	137,915
Goodwill	525,117	526,931
Other intangible assets, net	34,010	35,416
Other long-term assets	34,928	36,751
Total assets	$2,358,337	$2,470,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,857	$56,378
Contract liabilities (customer deposits)	61,389	45,699
Accrued expenses	128,375	121,042
Short-term borrowings (Floor Plan)	608,320	715,679
Current maturities on long-term debt	27,525	35,593
Current operating lease liabilities	11,493	10,489
Total current liabilities	880,959	984,880
Long-term debt, net of current maturities	335,172	356,235
Noncurrent operating lease liabilities	127,300	127,969
Deferred tax liabilities, net	46,581	47,447
Other long-term liabilities	4,417	5,154
Total liabilities	1,394,429	1,521,685
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued or outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 30,761,801 and 30,543,794 shares issued and 22,086,746 and 21,868,739 shares outstanding as of June 30, 2026 and September 30, 2025, respectively	31	31
Additional paid-in capital	374,264	360,818
Accumulated other comprehensive income	5,251	8,234
Retained earnings	751,221	746,384
Treasury stock, at cost, 8,675,055 shares held as of June 30, 2026 and September 30, 2025	(178,277)	(178,277)
Total shareholders’ equity attributable to MarineMax, Inc.	952,490	937,190
Non-controlling interests	11,418	11,563
Total shareholders’ equity	963,908	948,753
Total liabilities and shareholders’ equity	$2,358,337	$2,470,438

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share data)

(Unaudited)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2025	30,543,794	$31	$360,818	$8,234	$746,384	$(178,277)	$11,563	$948,753
Net loss	—	—	—	—	(7,926)	—	(169)	(8,095)
Shares issued pursuant to employee stock purchase plan	72,975	—	1,334	—	—	—	—	1,334
Shares issued upon vesting of equity awards, net of minimum tax withholding	84,096	—	(365)	—	—	—	—	(365)
Stock-based compensation	790	—	2,645	—	—	—	—	2,645
Other comprehensive (loss) income	—	—	—	(63)	—	—	111	48
BALANCE, December 31, 2025	30,701,655	$31	$364,432	$8,171	$738,458	$(178,277)	$11,505	$944,320
Net loss	—	—	—	—	(2,598)	—	(117)	(2,715)
Stock-based compensation	825	—	4,152	—	—	—	—	4,152
Other comprehensive loss	—	—	—	(2,153)	—	—	(181)	(2,334)
BALANCE, March 31, 2026	30,702,480	$31	$368,584	$6,018	$735,860	$(178,277)	$11,207	$943,423
Net income	—	—	—	—	15,361	—	286	15,647
Shares issued pursuant to employee stock purchase plan	53,581	—	1,154	—	—	—	—	1,154
Shares issued upon exercise of stock options	5,000	—	84	—	—	—	—	84
Stock-based compensation	740	—	4,442	—	—	—	—	4,442
Other comprehensive loss	—	—	—	(767)	—	—	(75)	(842)
BALANCE, June 30, 2026	30,761,801	$31	$374,264	$5,251	$751,221	$(178,277)	$11,418	$963,908

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Non-controlling	Shareholders’
	Shares	Amount	Capital	Income (loss)	Earnings	Stock	Interests	Equity
BALANCE, September 30, 2024	29,898,545	$30	$343,911	$4,636	$778,015	$(150,797)	$10,454	$986,249
Net income	—	—	—	—	18,066	—	58	18,124
Distributions to non-controlling interests	—	—	—	—	—	—	(179)	(179)
Shares issued pursuant to employee stock purchase plan	47,774	—	1,368	—	—	—	—	1,368
Shares issued upon vesting of equity awards, net of minimum tax withholding	106,348	—	(723)	—	—	—	—	(723)
Shares issued upon exercise of stock options	5,750	—	109	—	—	—	—	109
Stock-based compensation	1,744	—	5,473	—	—	—	—	5,473
Other comprehensive (loss)	—	—	—	(6,629)	—	—	(591)	(7,220)
BALANCE, December 31, 2024	30,060,161	$30	$350,138	$(1,993)	$796,081	$(150,797)	$9,742	$1,003,201
Net income (loss)	—	—	—	—	3,304	—	(142)	3,162
Purchase of treasury stock	—	—	—	—	—	(12,431)	—	(12,431)
Stock-based compensation	1,408	—	5,321	—	—	—	—	5,321
Other comprehensive income	—	—	—	3,796	—	—	330	4,126
BALANCE, March 31, 2025	30,061,569	$30	$355,459	$1,803	$799,385	$(163,228)	$9,930	$1,003,379
Net income (loss)	—	—	—	—	(52,146)	—	176	(51,970)
Purchase of Treasury Stock	—	—	—	—	—	(15,049)	—	(15,049)
Shares issued pursuant to employee stock purchase plan	62,033	—	1,114	—	—	—	—	1,114
Shares issued upon vesting of equity awards, net of minimum tax withholding	5,000	—	—	—	—	—	—	—
Stock-based compensation	1,897	—	5,643	—	—	—	—	5,643
Other comprehensive income	—	—	—	7,519	—	—	687	8,206
BALANCE, June 30, 2025	30,130,499	$30	$362,216	$9,322	$747,239	$(178,277)	$10,793	$951,323

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,837	$(30,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,888	36,385
Deferred income tax (benefit), net of effects of acquisitions	(866)	(14,778)
Goodwill impairment	—	69,055
Weather (recoveries) expenses	(2,124)	4,748
Change in fair value of contingent consideration	(331)	(25,652)
Gain on sale of property and equipment and assets held for sale	(3,479)	(744)
Proceeds from insurance settlements	—	117
Stock-based compensation expense	11,239	16,438
(Increase) decrease in, net of effects of acquisitions —
Accounts receivable, net	13,333	(1,953)
Inventories	78,686	(3,447)
Prepaid expenses and other assets	1,139	(2,215)
(Decrease) increase in, net of effects of acquisitions —
Accounts payable	(12,589)	(10,171)
Contract liabilities (customer deposits)	15,690	(15,473)
Accrued expenses and other liabilities	14,131	(10,272)
Net cash provided by operating activities	157,554	11,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,535)	(47,414)
Cash used in acquisition of businesses, net of cash acquired	—	(10,482)
Proceeds from insurance settlements	2,228	1,764
Issuance of notes receivable	—	(2,811)
Proceeds from trade name and warranties assumed in asset exchange agreement	—	6,170
Proceeds from sale of property and equipment and other assets	11,988	10,708
Net cash used in investing activities	(13,319)	(42,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on short-term borrowings (Floor Plan)	(105,607)	26,221
Proceeds from long-term debt	—	36,540
Payments of long-term debt	(28,833)	(25,325)
Payments of debt issuance, debt extinguishment, and other financing costs	(2,743)	—
Contingent acquisition consideration payments	—	(51,127)
Net proceeds from issuance of common stock under incentive compensation and employee purchase plans	2,572	2,591
Payments on tax withholdings for equity awards	(4,614)	(4,520)
Purchase of treasury stock	—	(27,480)
Net cash used in financing activities	(139,225)	(43,100)
Effect of exchange rate changes on cash	$(582)	$502
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,428	(73,309)
CASH AND CASH EQUIVALENTS, beginning of period	$170,351	$224,326
CASH AND CASH EQUIVALENTS, end of period	$174,779	$151,017
Supplemental disclosures of cash flow information:
Cash paid or received for:
Interest paid	$47,741	$58,145
Income taxes paid	480	$2,013

See accompanying Notes to Condensed Consolidated Financial Statements.

MARINEMAX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
COMPANY BACKGROUND:

We believe we are the world’s largest recreational boat and yacht retailer, marina operator and superyacht services company. As of June 30, 2026, we have over 120 locations worldwide, including over 70 retail dealership locations, some of which include marinas. Collectively, with the IGY acquisition, as of June 30, 2026, we own or operate 65 marina and storage locations worldwide. Through Fraser Yachts and Northrop & Johnson, we believe we are the largest superyacht services provider, operating locations across the globe. Cruisers Yachts, Aviara luxury dayboats, and Intrepid Powerboats all manufacture boats and yachts and recognize sales through our select retail dealership locations and through independent dealers. MarineMax provides finance and insurance services through wholly owned subsidiaries and operates MarineMax Vacations in Tortola, British Virgin Islands. The Company, through a wholly owned subsidiary, New Wave Innovations, also owns Boatyard, an industry-leading customer experience digital product company, and Boatzon, a boat and marine digital retail platform. Through Newcoast Financial Services, we provide third-party financing and insurance products for boats and yachts primarily for transactions not associated with our dealership locations.

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

2.
BASIS OF PRESENTATION:

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been reflected in these Unaudited Condensed Consolidated Financial Statements. The operating results for the nine months ended June 30, 2026, are not necessarily indicative of the results that may be expected in future periods.

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

The Company currently has no other material accounting pronouncements recently adopted or yet to be adopted as of June 30, 2026.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$371	$—	$371
Liabilities:
Contingent consideration liabilities	$—	$—	$957	$957

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Interest rate swap contract	$—	$481	$—	$481
Liabilities:
Contingent consideration liabilities	$—	$—	$1,675	$1,675

There were no transfers between the valuation hierarchy Levels 1, 2, and 3 for the nine months ended June 30, 2026 and for the fiscal year ended September 30, 2025.

The fair value of the Company's interest rate swap contract is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. The inputs to the fair value measurements reflect Level 2 inputs. The interest rate swap contract balance is included in other long-term assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The interest rate swap contract is designated as a cash flow hedge with changes in fair value reported in other comprehensive income in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended June 30, 2026 and 2025, no significant amounts were reclassified out of accumulated other comprehensive income.

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

The following table sets forth the changes in fair value of our contingent consideration liabilities, which reflect Level 3 inputs, for the nine months ended June 30, 2026 and 2025:

	Contingent Consideration Liabilities
	2026	2025
	(Amounts in thousands)
Beginning balance - September 30,	$1,675	$81,311
Settlements and other adjustments	—	(51,127)
Change in fair value and net present value of contingency	(718)	(25,655)
Ending Balance - June 30,	$957	$4,529

We determined the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term borrowings, and the revolving mortgage facility approximate their fair values because of the nature of their terms and current market rates of these instruments. There were no assets held for sale as of June 30, 2026. Assets held for sale, recorded in Prepaid expenses and other current assets, totaled approximately $7.6 million as of September 30, 2025. The fair value of our mortgage facilities and term loan, which are not carried at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets, was determined using Level 2 inputs based on the discounted cash flow method. We estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs. The following table summarizes the carrying value and fair value of our mortgage facilities and term loan as of June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank	$4,548	$4,543	$4,964	$4,915
Mortgage facility payable to Seacoast National Bank	12,725	13,003	14,074	14,020
Mortgage facility payable to Hancock Whitney Bank	18,465	18,017	19,651	19,452
Mortgage facility payable to M&T Bank	30,588	30,588	36,190	36,083
Term loan payable to M&T Bank	297,017	297,017	313,540	317,500

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

We do not directly finance our customers’ boat, motor, or trailer purchases. In many cases, we assist with third-party financing for boat, motor, and trailer sales. We recognize commissions earned by us for placing notes with financial institutions in connection with customer boat financing when we recognize the related boat sales. Pursuant to negotiated agreements with financial institutions, we are charged back for a portion of these fees should the customer terminate or default on the related finance contract before it is outstanding for a stipulated minimum period of time. We base the chargeback allowance, which was not material to the Unaudited Condensed Consolidated Financial Statements taken as a whole as of June 30, 2026, on our experience with repayments or defaults on the related finance contracts. We recognize variable consideration from commissions earned on extended warranty service contracts sold on behalf of third-party insurance companies at generally the later of customer acceptance of the service contract terms as evidenced by contract execution or recognition of the related boat sale. We also recognize marketing fees earned on insurance products sold on behalf of third-party insurance companies at the later of customer acceptance of the insurance product as evidenced by contract execution or when the related boat sale is recognized.

We recognize revenue from parts and service operations (boat maintenance and repairs) over time as services are performed. Each boat maintenance and repair service is a single performance obligation that includes both the parts and labor associated with the service. Payment for boat maintenance and repairs is typically due upon the completion of the service, which is generally completed within a short period of time from contract inception. We satisfy our performance obligations, transfer control, and recognize revenue over time for parts and service operations because we are creating a contract asset with no alternative use and we have an enforceable right to payment for performance completed to date. Contract assets primarily relate to our right to consideration for work in process not yet billed at the reporting date associated with maintenance and repair services. We use an input method to recognize revenue and measure progress based on labor hours expended to satisfy the performance obligation at average labor rates. We have determined labor hours expended to be the relevant measure of work performed to complete the maintenance and repair service for the customer. As a practical expedient, because repair and maintenance service contracts have an original duration of one year or less, we do not consider the time value of money, and we do not disclose estimated revenue expected to be recognized in the future for performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period or when we expect to recognize such revenue. Contract assets, recorded in prepaid expenses and other current assets, totaled approximately $3.9 million and $5.0 million as of June 30, 2026 and September 30, 2025, respectively.

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

The following table sets forth percentages on the timing of revenue recognition by reportable segment:

	Retail Operations		Product Manufacturing
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Goods and services transferred at a point in time	85.3%	87.0%	100.0%	100.0%
Goods and services transferred over time	14.7%	13.0%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

	Retail Operations		Product Manufacturing
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Goods and services transferred at a point in time	85.3%	86.8%	100.0%	100.0%
Goods and services transferred over time	14.7%	13.2%	—	—
Revenue	100.0%	100.0%	100.0%	100.0%

The following tables set forth our revenue disaggregated into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	59.2%	95.2%	59.3%	63.2%	98.4%	63.6%
Used boat sales	12.3%	—	12.2%	12.2%	—	12.2%
Maintenance and repair services	5.5%	—	5.5%	5.2%	—	5.1%
Storage and charter rentals	8.0%	—	8.0%	6.7%	—	6.4%
Finance and insurance products	3.8%	—	3.8%	3.6%	—	3.6%
Parts and accessories	5.7%	4.8%	5.7%	4.6%	1.6%	4.6%
Brokerage sales	5.5%	—	5.5%	4.5%	—	4.5%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Retail Operations	Product Manufacturing	Total	Retail Operations	Product Manufacturing	Total
New boat sales	61.4%	97.6%	61.7%	62.3%	98.7%	62.7%
Used boat sales	10.4%	—	10.3%	12.6%	—	12.5%
Maintenance and repair services	5.2%	—	5.2%	5.0%	—	5.0%
Storage and charter rentals	9.3%	—	9.2%	7.8%	—	7.5%
Finance and insurance products	3.6%	—	3.6%	3.4%	—	3.4%
Parts and accessories	5.4%	2.4%	5.4%	4.6%	1.3%	4.6%
Brokerage sales	4.7%	—	4.6%	4.3%	—	4.3%
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth our maintenance, repair, storage, rental, charter services and parts and accessories revenue for our Retail Operations by location type.

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
	(Amounts in thousands)
Marina/storage locations	$78,390	$69,700
Locations without marina/storage	38,561	38,499
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$116,951	$108,199

	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025
	(Amounts in thousands)
Marina/storage locations	$226,276	$211,724
Locations without marina/storage	99,858	92,853
Maintenance, repair, storage, rental, charter services, parts and accessories revenue	$326,134	$304,577

6.
LEASES:

Lessee

Substantially all of the leases that we enter into are real estate leases. We lease numerous facilities relating to our operations, including showrooms, display lots, marinas, service facilities, slips, offices, equipment and our corporate headquarters. Leases for real property have terms, including renewal options, ranging from one to in excess of twenty-five years. In addition, we lease certain charter boats for our yacht charter business. As of June 30, 2026, the weighted-average remaining lease term for our leases was approximately 19 years. All of our leases are classified as operating leases, which are included as right-of-use ("ROU") assets and operating lease liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. For the three months ended June 30, 2026 and 2025, operating lease costs recorded in selling, general, and administrative expenses were approximately $8.9 million and $9.3 million, respectively. For the nine months ended June 30, 2026 and 2025, operating lease costs recorded in selling, general, and administrative expenses were approximately $25.4 million and $25.4 million, respectively. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any significant leases that have not yet commenced but that create significant rights and obligations for us. We have elected the practical expedient under ASC Topic 842 to not separate lease and nonlease components.

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

For our incremental borrowing rate, we generally use a portfolio approach to determine the discount rate for leases with similar characteristics. We determine discount rates based upon our hypothetical credit rating, taking into consideration our short-term borrowing rates, and then adjusting as necessary for the appropriate lease term. As of June 30, 2026, the weighted-average discount rate used was approximately 6.7%.

As of June 30, 2026, maturities of lease liabilities by fiscal year are summarized as follows:

(Amounts in thousands)
2026 (remaining)	$3,984
2027	20,167
2028	18,554
2029	17,224
2030	15,712
Thereafter	251,738
Total lease payments	327,379
Less: interest	(188,586)
Present value of lease liabilities	$138,793

The following table sets forth supplemental cash flow information related to leases:

	Nine Months Ended
	June 30,
	2026	2025
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,821	$13,700
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,635	$13,613

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Nine Months Ended
	June 30,
	2026	2025
	(Amounts in thousands)
Operating leases:
Operating lease income	$7,772	$7,171
Variable lease income	$680	$560
Total rental income	$8,452	$7,731

As of June 30, 2026, future minimum payments to be received during the next five years and thereafter are as follows:

(Amounts in thousands)
2026 (remaining)	$4,293
2027	7,206
2028	4,676
2029	3,191
2030	2,202
Thereafter	829
Total lease payments	$22,397

7.
INVENTORIES:

Inventories are stated at the lower of cost or net realizable value. The cost of inventories purchased from our vendors consists of the amount paid to acquire the inventory, net of vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, inventory deposits, and transportation costs relating to acquiring inventory for sale. Trade-in used boats are initially recorded at fair value and adjusted for reconditioning and other costs. The cost of inventories that are manufactured by the Company consists of material, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred. New and used boats, motors, and trailers inventories are accounted for on a specific identification basis. Raw materials and parts, accessories, and other inventories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining a lower of cost or net realizable value. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the lower of cost or net realizable value. If events occur and market conditions change, the net realizable value of our inventories could change.

Inventories consisted of the following as of:

	June 30, 2026	September 30, 2025
	(Amounts in thousands)
New and used boats, motors, and trailers	$678,683	$786,920
In transit inventory and deposits	56,767	36,847
Parts, accessories, and other	15,364	13,554
Work-in-process	19,478	13,394
Raw materials	18,350	16,613
Inventories	$788,642	$867,328

8.
GOODWILL:

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

In total, current and previous acquisitions have resulted in goodwill and other intangible assets of $559.1 million and $562.3 million as of June 30, 2026 and September 30, 2025, respectively. As a result of the declining performance of the product manufacturing reporting unit and segment the Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment in fiscal year 2025. In accordance with ASC 350, we test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the fourth fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. As of June 30, 2026, and based upon our most recent analysis performed as of September 30, 2025, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we did not perform a quantitative goodwill impairment test as of June 30, 2026.

The following table sets forth the changes in carrying amount of goodwill by reportable segment during the nine months ended June 30, 2026:

	Retail Operations	Product Manufacturing	Total
	(Amounts in thousands)
Balance as of September 30, 2025	$526,931	$-	$526,931
Goodwill acquired	—	—	—
Foreign currency translation	(1,814)	—	(1,814)
Balance as of June 30, 2026	$525,117	$-	$525,117

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

During the three months ended June 30, 2026, we recognized an income tax provision of $7.3 million. During the three months ended June 30, 2025, we recognized an income tax benefit of $6.5 million. During the nine months ended June 30, 2026, we recognized an income tax provision of $3.3 million. During the nine months ended June 30, 2025, we recognized an income tax benefit of $3.0 million. The effective income tax rate for the three months ended June 30, 2026 and 2025 was 31.7% and 11.1%, respectively. The effective income tax rate for the nine months ended June 30, 2026 and 2025 was 40.7% and 8.9%, respectively.

The increase in the effective income tax rate is due mainly to use of an annual effective tax rate for the three and nine months ended June 30, 2026. The tax effect of the goodwill impairment during the three months ended June 30, 2025 resulted in a negative annual effective tax rate estimated at that time. A negative tax rate makes using an estimate of the annual effective tax rate an unreliable method in determining interim period tax expense. Therefore, we used the nine months ended June 30, 2025 actual effective tax rate (not the negative annual effective tax rate) in determining the three and nine months ended June 30, 2025 income tax benefit.

10.
SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term Borrowings

In June 2026, we executed the Amended and Restated Credit Facility with Manufacturers and Traders Trust Company ("M&T Bank") as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto (the “New Credit Facility”). The New Credit Facility provides the Company short-term borrowing in the form of a line of credit with asset-based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $150 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The New Credit Facility also provides long-term debt in the form of a delayed draw term loan facility. The maturity of each of the facilities is June 2031. As of June 30, 2026, our available borrowings under the delayed draw mortgage loan facility were approximately $54 million, and our available borrowings under the revolving credit facility were approximately $136 million.

The interest rate is (a) for amounts outstanding under the Floor Plan, 3.25% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities, and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro under the revolving credit facility. Borrowings, in any, in other currencies approved as alternative currencies under the revolving credit facility bear interest at a separately designated benchmark rate plus a margin, as approved by the administrative agent and the lenders in connection with the approval of such currency.

The New Credit Facility has certain financial covenants as specified in the agreement. The covenants include provisions that our leverage ratio must not exceed 3.50 to 1.00 and that our consolidated fixed charge coverage ratio must be greater than 1.10 to 1.00. As of June 30, 2026, we were in compliance with all covenants under the New Credit Facility. The New Credit Facility is secured by the Company’s personal property assets, including inventory and related accounts receivable. The mortgage loans will also be secured by the real estate pledged as collateral for such loans.

As of June 30, 2026, our outstanding short-term borrowings under the Floor Plan associated with financing our inventory and working capital needs totaled approximately $608.3 million. As of June 30, 2026, our short-term borrowings, which solely consisted of the Floor Plan, included unamortized debt issuance costs of approximately $2.2 million. As of June 30, 2025, our indebtedness associated with financing our inventory and working capital needs totaled approximately $735.2 million and included unamortized debt issuance costs of approximately $0.9 million.

As of June 30, 2026 and 2025, the interest rate on the outstanding short-term borrowings, which solely consisted of the current Floor Plan, was approximately 7.1% and 7.8%, respectively. As of June 30, 2026, our additional Floor Plan available borrowings under our New Credit Facility were approximately $2.0 million based upon the outstanding borrowing base availability (Floor Plan). As of June 30, 2026, no amounts were withdrawn on the revolving credit facility and $30.6 million was outstanding on the delayed draw mortgage loan facility. As of June 30, 2026, we had approximately $14.4 million in letters of credit that reduced the available borrowings under the revolving credit facility.

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

The availability and costs of borrowed funds can adversely affect our ability to obtain adequate boat inventory and the holding costs of that inventory as well as the ability and willingness of our customers to finance boat purchases. However, we rely on our New Credit Facility to purchase our inventory of boats. The aging of our inventory limits our borrowing capacity as defined curtailments reduce the allowable advance rate as our inventory ages. Our access to funds under our New Credit Facility also depends upon the ability of our lenders to meet their funding commitments, particularly if they experience shortages of capital, experience excessive volumes of borrowing requests from others during a short period of time or otherwise experience liquidity issues of their own as other lending institutions have recently experienced. Unfavorable economic conditions, weak consumer spending, turmoil in the credit markets, and lender difficulties, among other potential reasons, could interfere with our ability to utilize our New Credit Facility to fund our operations. Any inability to utilize our New Credit Facility could require us to seek other sources of funding to repay amounts outstanding under the credit agreements or replace or supplement our credit agreements, which may not be possible at all or under commercially reasonable terms.

Similarly, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of our customers to purchase boats from us and thereby adversely affect our ability to sell our products and impact the profitability of our finance and insurance activities.

Long-term Debt

The below table summarizes the Company's long-term debt.

	June 30, 2026	September 30, 2025
	(Amounts in thousands)
Mortgage facility payable to Flagship Bank bearing interest at 5.75% (prime minus 100 basis points with a floor of 2.00%). Requires monthly principal and interest payments with a balloon payment of approximately $4.0 million due August 2027.	$4,543	$4,915
Mortgage facility payable to Seacoast National Bank bearing interest at 5.88% (SOFR plus 220 basis points). Requires monthly interest payments for the first year and then monthly principal and interest payments with a balloon payment of approximately $10.0 million due September 2031.	13,003	14,020
Mortgage facility payable to Hancock Whitney Bank bearing interest at 6.13% (prime minus 62.5 basis points with a floor of 2.25%). Requires monthly principal and interest payments with a balloon payment of approximately $15.5 million due November 2027. 50% of the outstanding borrowings are hedged with an interest rate swap contract with a fixed rate of 3.20%.	18,017	19,452
Mortgage facility payable to M&T Bank bearing interest at 5.85% (SOFR plus 220 basis points). Requires quarterly principal and interest payments. Facility matures in June 2031.	30,588	36,083
Term loan payable to M&T Bank bearing interest at 5.36%. Requires quarterly principal and interest payments. Facility matures in June 2031.	297,017	317,500
Loan payable to TRANSPORT S.a.s di Taula Vittorio & C. bearing interest at 5.58%. Requires quarterly principal and interest payments. Facility matures in December 2030.	1,195	1,226
Total long-term debt	364,363	393,196
Less: current portion	(27,525)	(35,593)
Less: unamortized portion of debt issuance costs	(1,666)	(1,368)
Long-term debt, net current portion and unamortized debt issuance costs	$335,172	$356,235

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

During the three months ended June 30, 2026 and 2025, we recognized stock-based compensation expense of approximately $4.4 million and $5.6 million, respectively, and for the nine months ended June 30, 2026 and 2025, we recognized stock-based compensation expense of approximately $11.2 million and $16.4 million, respectively, in selling, general, and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Cash received from option exercises under all share-based compensation arrangements including the Stock Purchase Plan for each of the nine months ended June 30, 2026 and 2025, was approximately $2.6 million in both periods. We currently expect to satisfy share-based awards with registered shares available to be issued from the Stock Purchase Plan.

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

The following table summarizes activity from our incentive stock plans from September 30, 2025 through June 30, 2026:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (Amounts in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of September 30, 2025	1,387,813	35,000	$87	$28.80	6.5
Shares authorized	415,000	—		—
Options exercised	(5,000)	(5,000)
Restricted stock awards granted	(732,335)	—		—
Restricted stock awards forfeited	26,398	—		—
Additional shares of stock issued	(2,355)	—		—
Balance as of June 30, 2026	1,089,521	30,000	$243	$30.77	6.7
Exercisable as of June 30, 2026		21,665	$162	$32.10	5.9

During the nine months ended June 30, 2026 and 2025, no options were granted.

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

The table below summarizes restricted stock award activity from September 30, 2025 through June 30, 2026. Performance-based awards outstanding are shown below at the targeted amount of shares granted.

	Shares/ Units	Weighted Average Grant Date Fair Value
Non-vested balance as of September 30, 2025	1,189,153	$31.45
Changes during the period:
Awards granted	732,335	$22.37
Awards vested	(100,401)	$45.89
Awards forfeited	(26,398)	$31.45
Non-vested balance as of June 30, 2026	1,794,689	$27.55

As of June 30, 2026, we had approximately $19.2 million of total unrecognized compensation cost, assuming applicable performance conditions are met, related to non-vested restricted stock awards. We expect to recognize that cost over a weighted average period of 2.1 years.

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

The following are the weighted average assumptions used for each respective period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	4.3%	3.8%	4.3%
Volatility	65.8%	53.3%	54.7%	57.5%
Expected life	Six Months	Six Months	Six Months	Six Months

As of June 30, 2026, we have issued 1,617,144 shares of common stock under our Stock Purchase Plan.

15.
NET INCOME PER SHARE:

The following table presents shares used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding used in calculating basic net income per share	22,068,431	21,515,092	22,012,594	22,249,076
Effect of dilutive options and non-vested restricted stock awards	1,089,380	—	815,233	—
Weighted average common and common equivalent shares used in calculating diluted net income per share	23,157,811	21,515,092	22,827,827	22,249,076

For the three months ended June 30, 2026 and 2025, there were 0.01 million and 1.9 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive. For the nine months ended June 30, 2026 and 2025, there were approximately 0.02 million and 1.8 million weighted average shares of options outstanding and non-vested restricted stock outstanding, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices or non-vested restricted stock prices were greater than the average market price of our common stock, and therefore, their effect would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES:

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2026, we believe that these matters should not have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. We began to receive tariff refunds in the third quarter of fiscal 2026, and as of June 30, 2026, have received refunds of approximately $15.7 million, inclusive of an immaterial amount of interest. Through the nine months ended June 30, 2026, $6.8 million of the tariff refund related to sold boats was recognized as a reduction in cost of sales of which $5.1 million related to sales of boats in this fiscal year. The Company continues to monitor developments and assess the potential impact on its consolidated financial statements and results of operations.

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

The following table sets forth revenue, income from operations, and significant expenses for each of the Company’s reportable segments for the three and nine months ended June 30,

	Three Months Ended June 30, 2026
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$609,120	$33,265	$(31,127)	$611,258
Less:
Cost of sales	395,350	29,564	(31,734)	393,180
Selling, general and administrative expenses	176,604	4,255	-	180,859
Income (loss) from operations	$37,166	$(554)	$607	$37,219
Interest expense				14,310
Income before income tax provision				$22,909

	Three Months Ended June 30, 2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$655,750	$32,150	$(30,741)	$657,159
Less:
Cost of sales	460,107	30,916	(33,485)	457,538
Selling, general and administrative expenses	167,564	4,542	-	172,106
Goodwill impairment (1)	-	69,055	-	69,055
Income (loss) from operations	$28,079	$(72,363)	$2,744	$(41,540)
Interest expense				16,936
(Loss) before income tax provision				$(58,476)

(1) The Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during fiscal 2025.

	Nine Months Ended June 30, 2026
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$1,638,865	$78,592	$(73,609)	$1,643,848
Less:
Cost of sales	1,091,264	74,354	(81,604)	1,084,014
Selling, general and administrative expenses	490,866	15,991	-	506,857
Income (loss) from operations	$56,735	$(11,753)	$7,995	$52,977
Interest expense				44,825
Income before income tax provision				$8,152

	Nine Months Ended June 30, 2025
	Retail Operations	Product Manufacturing	Intersegment Adjustments & Eliminations	Total
	(Amounts in thousands)
Revenue	$1,750,439	$105,591	$(98,895)	$1,757,135
Less:
Cost of sales	1,205,651	97,065	(104,367)	1,198,349
Selling, general and administrative expenses	454,517	15,041	-	469,558
Goodwill impairment (1)	-	69,055	-	69,055
Income (loss) from operations	$90,271	$(75,570)	$5,472	$20,173
Interest expense				53,860
(Loss) before income tax provision				$(33,687)

(1) The Company recognized a non-cash, pre-tax goodwill impairment charge of $69.1 million related to the product manufacturing reporting unit and segment during fiscal 2025.

The following table sets forth depreciation and amortization for each of the Company’s reportable segments for the three and nine months ended June 30,

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in thousands)
Depreciation:
Retail Operations	$8,459	$8,200
Product Manufacturing	1,809	1,728
Depreciation	$10,268	$9,928
Amortization:
Retail Operations	$2,326	$2,609
Product Manufacturing	-	-
Amortization	$2,326	$2,609

	Nine Months Ended
	June 30,
	2026	2025
	(Amounts in thousands)
Depreciation:
Retail Operations	$25,462	$23,708
Product Manufacturing	5,481	5,198
Depreciation	$30,943	$28,906
Amortization:
Retail Operations	$6,945	$7,479
Product Manufacturing	-	-
Amortization	$6,945	$7,479

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

As of June 30, 2026, the Retail Operations segment includes the activity of over 70 retail locations in Alabama, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Rhode Island, South Carolina, Texas, Washington and Wisconsin, where we sell new and used recreational boats, including pleasure and fishing boats, with a focus on premium brands in each segment. We also sell related marine products, including engines, trailers, parts, and accessories. In addition, we provide repair, maintenance, and slip and storage rentals; we arrange related boat financing, insurance, and extended service contracts; and we offer boat and yacht brokerage sales, and yacht charter services. In the British Virgin Islands, we offer the charter of catamarans through MarineMax Vacations. Fraser Yachts Group and Northrop & Johnson, leading superyacht brokerage and luxury yacht services companies with operations in multiple countries, are also included in this segment. Through IGY Marinas, which is also included in this segment, we maintain a network of strategically positioned luxury marinas situated in yachting and sport fishing destinations around the world. The Retail Operations segment includes the majority of all corporate costs.

As of June 30, 2026, the Product Manufacturing segment includes activity of Cruisers Yachts and Intrepid Powerboats. Cruisers Yachts, a wholly-owned MarineMax subsidiary, manufactures sport yacht and yachts, including Aviara luxury dayboats, with sales through our select retail dealership locations and through independent dealers. Cruisers Yachts is recognized as one of the world’s premier manufacturers of premium sport yacht and yachts, producing models from 33’ to 60’ feet. Intrepid Powerboats, also a wholly-owned MarineMax subsidiary, is a producer of customized boats. Intrepid Powerboats sells through our retail dealership locations as well as independent dealers and has received many awards and accolades for its innovations and high-quality craftsmanship that create industry leading products in their categories.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Consolidated Results of Operations

The following discussion compares the three and nine months ended June 30, 2026, with the three and nine months ended June 30, 2025, and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, including the related notes thereto, appearing elsewhere in this report.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Revenue. Revenue decreased $45.9 million, or 7.0%, to $611.3 million for the three months ended June 30, 2026, from $657.2 million for three months ended June 30, 2025. The decrease was due to a decrease of $46.8 million or 7.1% in comparable-store sales, partially offset by a $0.9 million net increase primarily from manufacturing revenue that is not eligible for inclusion in comparable-store sales. The comparable-store decrease was primarily driven by decreases in new and used boat revenue, as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions, including the Iran conflict.

Gross Profit. Gross profit increased $18.5 million, or 9.3%, to $218.1 million for the three months ended June 30, 2026, from $199.6 million for the three months ended June 30, 2025. Gross profit as a percentage of revenue increased to 35.7% for the three months ended June 30, 2026, from 30.4% for the three months ended June 30, 2025. The increase in gross profit as a percentage of revenue was attributable to a greater mix of sales, improvements in our higher-margin businesses, and to a lesser degree tariff refunds received related to current and previous boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $8.8 million, or 5.1% to $180.9 million for the three months ended June 30, 2026, from $172.1 million for the three months ended June 30, 2025. The increase in selling, general, and administrative expenses was driven by an increase in mix to our higher margin businesses, which typically carry a higher expense structure.

Interest Expense. Interest expense decreased $2.6 million to $14.3 million for the three months ended June 30, 2026, from $16.9 million for the three months ended June 30, 2025. The decrease in interest expense was primarily the result of decreased borrowings from lower inventory levels and lower interest rates.

Income Taxes. Income tax increased $13.8 million to a provision of $7.3 million for the three months ended June 30, 2026, from a benefit of $6.5 million for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 and 2025 was 31.7% and 11.1%, respectively. The primary driver of the change in the effective tax rate was the Company's increased profitability. The Company generated pre-tax income for the three months ended June 30, 2026, compared to a pre-tax loss for the three months ended June 30, 2025.

Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

Revenue. Revenue decreased $113.3 million, or 6.4%, to $1,643.8 million for the nine months ended June 30, 2026, from $1,757.1 million for nine months ended June 30, 2025. The decrease was due to a decrease of $93.9 million or 5.4% in comparable-store sales and a $19.4 million net decrease primarily from closed stores and manufacturing revenue that are not eligible for inclusion in comparable-store sales. The comparable-store decrease was primarily driven by decreases in new and used boat revenue as a result of the challenging retail environment, ongoing economic uncertainty, evolving trade policies and geopolitical tensions, including the Iran conflict.

Gross Profit. Gross profit increased $1.0 million, or 0.2%, to $559.8 million for the nine months ended June 30, 2026, from $558.8 million for the nine months ended June 30, 2025. Gross profit as a percentage of revenue increased to 34.1% for the nine months ended June 30, 2026, from 31.8% for the nine months ended June 30, 2025. The increase in gross profit as a percentage of revenue was attributable to a greater mix of sales, improvements in our higher-margin businesses, and to a lesser degree tariff refunds received related to boat sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $37.3 million, or 7.9% to $506.9 million for the nine months ended June 30, 2026, from $469.6 million for the nine months ended June 30, 2025. The increase in selling, general, and administrative expenses was primarily the result of changes in the fair value of contingent consideration liabilities ($0.3 million gain recorded for the nine months ended June 30, 2026, as compared to a $25.7 million gain recorded for the nine months ended June 30, 2025), and an increase in mix to our higher margin businesses, which typically carry a higher expense structure.

Interest Expense. Interest expense decreased $9.1 million to $44.8 million for the nine months ended June 30, 2026, from $53.9 million for the nine months ended June 30, 2025. The decrease in interest expense was primarily the result of decreased borrowings from lower inventory levels and lower interest rates.

Income Taxes. Income tax increased $6.3 million to a provision of $3.3 million, for the nine months ended June 30, 2026, from a benefit of $3.0 million for the nine months ended June 30, 2025. The effective income tax rate for the nine months ended June 30, 2026 and 2025 was 40.7% and 8.9%, respectively. The primary driver of the change in the effective tax rate was the Company's increased profitability. The Company generated pre-tax income for the nine months ended June 30, 2026, compared to a pre-tax loss for the nine months ended June 30, 2025.

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

These cash needs historically have been financed with cash generated from operations and borrowings under the New Credit Facility (described below). Our ability to utilize the New Credit Facility to fund operations depends upon the collateral levels and compliance with the covenants of the New Credit Facility. Any turmoil in the credit markets and weakness in the retail markets may interfere with our ability to remain in compliance with the covenants of the New Credit Facility and therefore affect our ability to utilize the New Credit Facility to fund operations. As of June 30, 2026, we were in compliance with all covenants under the New Credit Facility. We currently depend upon dividends and other payments from our businesses and the New Credit Facility to fund our current operations and meet our cash needs. As the majority owner of each of our businesses, we determine the amounts of such distributions subject to applicable law, and currently, no agreements exist that restrict this flow of funds from our businesses. We believe that we have access to additional funds, if needed, through the capital markets or private placements to obtain financing under the current market conditions.

For the nine months ended June 30, 2026 and 2025, cash provided by operating activities was approximately $157.6 million and $11.4 million, respectively. For the nine months ended June 30, 2026, cash provided by operating activities was primarily related to our net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, and stock-based compensation expense, decreases in accounts receivable, decreases in inventory, decreases in prepaid expenses and other assets and increases in contract in contract liabilities (customer deposits), and increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable. For the nine months ended June 30, 2025, cash provided by operating activities was primarily related to net income adjusted for non-cash expenses and gains such as depreciation and amortization expense, changes in fair value of contingent consideration, goodwill impairment, and stock-based compensation expense, partially offset by increases in inventory, increases in accounts receivable, decreases in accounts payable, decreases in contract liabilities (customer deposits) and decreases in accrued expenses and other liabilities.

For the nine months ended June 30, 2026 and 2025, cash used in investing activities was approximately $13.3 million and $42.1 million, respectively. For the nine months ended June 30, 2026, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, partially offset by proceeds from the sale of property and equipment and other assets, and proceeds from insurance settlements. For the nine months ended June 30, 2025, cash used in investing activities was primarily used to purchase property and equipment associated with improving existing retail facilities, acquisitions, and issuance of notes receivable, partially offset by proceeds from the sale of property and equipment and other assets, proceeds from the acquisition of a trade name, and proceeds from insurance settlements.

For the nine months ended June 30, 2026 and 2025, cash used in financing activities was approximately $139.2 million and $43.1 million, respectively. For the nine months ended June 30, 2026, cash used in financing activities was primarily attributable to net decreases in short-term borrowings, which solely consisted of the Floor Plan, payments on long-term debt, payments of debt issuance, debt extinguishments and other financing costs and payments on tax withholdings for equity awards, partially offset by net proceeds from issuance of common stock under incentive compensation and employee purchase plans. For the nine months ended June 30, 2025, cash used in financing activities was primarily attributable to payments on long-term debt, payments on tax withholdings for equity awards, contingent consideration payments from acquisitions, and purchases of treasury stock, partially offset by net increases in short-term borrowings, which solely consisted of the Floor Plan, proceeds from long-term debt, and net proceeds from issuance of common stock under incentive compensation and employee purchase plans.

We are party to the New Credit Facility with Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender, and Issuing Bank, Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent, and the lenders party thereto. The New Credit Facility provides the Company a line of credit with asset based borrowing availability (the "Floor Plan") of up to $950 million and establishes a revolving credit facility in the maximum amount of $150 million (including a $20 million swingline facility and a $20 million letter of credit sublimit). The maturity of each of the facilities is June 2031.

The interest rate is (a) for amounts outstanding under the Floor Plan, 3.25% above the one month secured term rate as administered by the CME Group Benchmark Administration Limited (CBA) (“SOFR”), (b) for amounts outstanding under the revolving credit facility or the term loan facility, a range of 1.50% to 2.0%, depending on the total net leverage ratio, above the one month, three month, or six month term SOFR rate, and (c) for amounts outstanding under the mortgage loan facility, 2.20% above the one month, three month, or six month term SOFR rate. The alternate base rate with a margin is available for amounts outstanding under the revolving credit, term, and mortgage loan facilities, and the Euro Interbank Offered Rate plus a margin is available for borrowings in Euro under the revolving credit facility. Borrowings, if any, in other currencies approved as alternative currencies under the revolving credit facility bear interest at a separately designated benchmark rate plus a margin, as approved by the administrative agent and the lenders in connection with the approval of such currency.

Advances under the Floor Plan are initiated by the acquisition of eligible new and used inventory or are re-advanced against eligible new and used inventory that have been partially paid-off. Advances on new inventory will generally mature 1,080 days from the original invoice date. Advances on used inventory will mature 361 days from the date we acquire the used inventory. Each advance is subject to a curtailment schedule, which requires that we pay down the balance of each advance on a periodic basis starting six months after receiving such advance. The curtailment schedule varies based on the type and value of the inventory. The collateral for the New Credit Facility is primarily the Company’s inventory that is financed through the New Credit Facility and related accounts receivable. Certain of our real estate has been pledged for collateral under the mortgage loan facility component of the New Credit Facility.

As of June 30, 2026, our indebtedness associated with our short-term borrowings, which solely consisted of the Floor Plan, and our long-term debt, totaled approximately $608.3 million and $335.2 million, respectively. As of June 30, 2026, short-term borrowings, which solely consisted of the Floor Plan, and long-term debt recorded on the Unaudited Condensed Consolidated Balance Sheets included unamortized debt issuance costs of approximately $2.2 million and $1.7 million, respectively. Refer to Note 10 of the Notes to the Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our short-term borrowings (Floor Plan) and long-term debt.

Except as specified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Condensed Consolidated Financial Statements in the “Financial Statements (Unaudited),” we have no material commitments for capital for the next 12 months. Based on the information currently available to us (including the potential re-emergence of or increase in inflation, the effects of potentially higher interest rates, the effects of new, increased or reciprocal tariffs, the effects of the Iranian conflict and potential recession, all of which are uncertain), we believe that the cash generated from sales and our existing capital resources will be adequate to meet our liquidity and capital requirements for at least the next 12 months, and thereafter for the foreseeable future, except in the case of possible significant acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to risk from changes in interest rates on our outstanding indebtedness. Changes in the underlying interest rates on our short-term borrowings and long-term debt, which have variable interest rates, could affect our earnings. For example, a hypothetical 100 basis point, 200 basis point, or 300 basis point increase in the interest rate would result in an increase of approximately $9.4 million, $18.7 million, or $28.1 million, respectively, in annual pre-tax interest expense. These estimated increases are based upon the outstanding balance of our short-term borrowings and long-term debt as of June 30, 2026 and assumes no mitigating changes by us to reduce the outstanding balances and no additional interest assistance that could be received from vendors due to the interest rate increase.

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

Changes in Internal Controls

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions arising in the ordinary course of business. While it is not feasible to determine the actual outcome of these actions as of June 30, 2026, we do not believe that these matters will have a material adverse effect on our unaudited condensed consolidated financial condition, result of operations, or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider trading arrangements and policies. During the three months ended June 30, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of MarineMax, Inc., a Florida corporation. (1)

3.2	Bylaws of MarineMax, Inc., a Florida corporation. (2)

4.1	Form of Common Stock Certificate. (2)

10.1

Amended and Restated Credit Agreement, dated June 29, 2026, by and among MarineMax, Inc., the lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent, Swingline Lender and Issuing Bank and Wells Fargo Commercial Distribution Finance, LLC, as Floor Plan Agent.

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Registrant’s Form 8-K as filed March 20, 2015.
(2)
Incorporated by reference to Registrant’s Form 8-K as filed April 14, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARINEMAX, INC.

July 23, 2026	By:	/s/ Michael H. McLamb

Michael H. McLamb
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)